Form 10-Q
period 1995-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 1995-05-12
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1995

                         Commission file number O-17248


                        OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership
             (Exact Name of Registrant as specified In Its charter)


      California                                              68-0023931
(State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                         Identification No.)


2221 OlympIc Boulevard
Walnut Creek, California                                         94595
(Address of principal executive office)                        (Zip Code)

Registrant's Telephone number,
including area code                                          (510) 935-3840



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_________

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

             BALANCE SHEETS -- MARCH 31, 1995 AND DECEMBER 31, 1994


                                                    March 31      December 31
                                                      1995            1994
                                                      ----            ----
ASSETS
Cash and cash equivalents (Note 2)               $  4,693,573      $  1,640,818
Certificates of Deposit                             1,100,000         1,100,000
Loans secured by trust deeds (Notes 2 and 3)      145,172,983       145,050,213
less:  Allowance for loan losses (Note 2)          (2,750,000)       (2,750,000)
Real estate held for sale (Note 5)                  7,117,121         4,628,325
Unsecured Loan to General Partner (Note 4)            775,020         1,249,989
Interest receivable                                 1,268,990         1,193,764
                                                  -----------       -----------
Total Assets                                     $157,377,687      $152,625,997
                                                  ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                    $    477,978      $    446,625
Mortgage payable (Note 5)                             398,312                 0
Accounts payable                                       33,916           332,644
Deferred interest                                      75,085                 0
                                                  -----------       -----------
Total Liabilities                                     985,291           779,269
                                                  -----------       -----------

PARTNERS' CAPITAL:
General partners (Note 6)                           1,494,074         1,448,360
Limited partners (Note 6)                         154,898,322       150,358,368
                                                  -----------       -----------
Total Partners' Capital                           156,392,396       151,846,728
                                                  -----------       -----------
Total Liabilities and Partners' Capital          $157,377,687      $152,625,997
                                                  ===========       ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                   FOR THE THREE MONTHS ENDED
                                                  March 31            March 31
                                                    1995                1994
                                                    ----                ----
  REVENUES:
        Interest income on loans
           secured by trust deeds               $ 3,830,641         $ 3,741,138
        Other interest income                        33,058              20,659
                                                 ----------          ----------
        Total revenues                          $ 3,863,699         $ 3,761,797
                                                 ----------          ----------

OPERATING EXPENSES:
        Management Fees (Note 6)                $   268,237         $   490,945
        Promotional interest (Note 3)                22,148              20,312
        Administrative                               14,129              14,129
        Legal and accounting                         22,750              42,986
        Real Estate Owned expenses                   54,857              10,758
        Other                                             0               9,670
                                                 ----------          ----------
        Total operating expenses                $   382,121         $   588,800
                                                 ----------          ----------
        Net income                              $ 3,481,578         $ 3,172,997
                                                 ==========          ==========
        Net income allocated to
          general partner                       $    34,078         $    31,076
                                                 ==========          ==========
        Net income allocated to
          limited partners                      $ 3,447,500         $ 3,141,921
                                                 ==========          ==========

      Net income per limited partnership
          unit (Note 8)                            $.022                $.022
                                                    ====                 ====

              The accompanying notes are an integral part of these
                             financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnersbip)

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1995 and 1994

                                                      March 31        March 31
                                                        1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                    $  3,481,578    $  3,172,997

Adjustments to reconcile net Income
  to net cash provided by operating activities
     (Increase) in interest receivable                  (75,226)        (18,959)
     Increase (decrease) in accrued distribution
       payable                                           31,353          11,112
     Increase (decrease) in accounts payable           (298,728)        (37,982)
     Increase (decrease) in deferred interest            75,085         (15,254)
                                                    -----------     -----------
     Total adjustment                                  (267,516)        (61,083)
                                                    -----------     -----------
     Net cash provided by operating activities        3,214,062       3,111,914
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by  trust deeds     (11,481,679)     (8,692,930)
     Principal collected                                892,446         433,219
     Loan payoffs                                    10,945,432       7,139,597
     Investments in real estate                      (2,094,484)              0
     Investments in Certificiates of Deposit (net)            0        (100,000)
                                                    -----------     -----------
     Net cash provided by (used in)
       investing activities                          (1,738,285)       (987,114)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership Units          4,894,455       5,288,531
     Cash distributions                              (1,405,094)     (1,292,901)
     Capital withdrawals                             (2,425,271)     (3,029,673)
                                                    -----------     -----------
     Net cash provided by (used in)
       financing activities                           1,064,090         965,957
                                                    -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         2,539,867       3,090,760
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 2,153,706       1,640,818
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $  4,693,573    $  4,731,578
                                                    ===========     ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


(1)    ORGANIZATION AND OPERATIONS

     Owens Mortgage Investment Fund (the Partnership), a California limited partnership, was formed on June 14, 1984 to invest in loans secured by first, second and third trust deeds and wraparound mortgage loans. The Partnership commenced operations on the date of formation and will continue until December 31, 2034 unless dissolved prior thereto under the provisions of the partnership agreement.

     The general partners include Owens Financial Group, Inc. (OFG), a California Corporation, and certain individuals who are OFG's shareholders/officers and/or employees. The individual partners have assigned to OFG their interest in any present or future promotional allowance from the Partnership. OFG is a California corporation engaged in the origination of real estate mortgage loans and the subsequent servicing of these mortgages for the Partnership and for other third-party investors.

     The general partners are authorized to offer and sell and have outstanding up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interest in the Partnership. Limited Partnership Units outstanding were 155,094,342 at March 31, 1995. As of March 31, 1995, the Partnership had registered $321,570,324 of limited partnership interests with the Securities and Exchange Commission.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following items comprise the significant accounting policies that the Partnership follows in preparing and presenting its financial statements.

   (a)   Loans Secured by Trust Deeds

     Loans secured by trust deeds are acquired from OFG and are recorded at cost, which includes fees paid to OFG for origination, evaluation, and acquisition services. The cost to the Partnership approximates the principal amount outstanding. Interest income on loans is accrued by the simple interest method. In May 1993, the Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership will be required to implement this new standard by 1995. Management of the Partnership has not yet evaluated the impact that implementation of this standard will have on the financial statements of the Partnership.

   (b)   Allowance for Loan Losses

     The Partnership maintains an allowance for loan losses equal to $2,750,000 as of March 31, 1995. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

     Through October 31, 1994, OFG made all delinquent interest payments on Partnership loans originated prior to May 1, 1993 on a non-recourse basis. However, effective November 1, 1994, OFG discontinued its practice of making such payments for certain loans totaling $5,661,000 as of March 31, 1995 which were originated prior to May 1, 1993. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is a significant doubt as to the collectibility of interest or principal from either the borrower or OFG or when the payment of principal or interest is ninety days past due, unless OFG continues to advance interest payments to the Partnership. As of March 31, 1995 and December 31, 1994, the Partnership had loans totaling $5,092,000 and $4,923,000, respectively, classified as non-accrual loans.

     The Partnership's investment in loans for which OFG has provided advances for delinquent interest payments over 90 days was $4,169,233 and $3,445,747 at March 31, 1995 and December 31, 1994, respectively. Advances for delinquent interest payments and other payments, such as property taxes and mortgage interest pursuant to senior indebtedness, made to or on behalf of the Partnership by OFG for the three months ended March 31, 1995 and for the twelve months ended December 31, 1994 which had not been reimbursed by the borrower as of the same date, totaled approximately $271,000 and $1,149,000, respectively. The Partnership has no obligation to repay these advances to OFG. During 1994, OFG assumed through foreclosure one Partnership loan totaling $58,000. In addition, the Partnership was foreclosed out of a loan by a senior lienholder in the amount of $591,000. OFG assumed no Partnership loans through foreclosure for the three month period ended March 31, 1995.

   (c)   Cash and Cash Equivalents

     For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing or non interest-bearing bank deposits and short-term certificates of deposit with original maturities of three months or less.

   (d)     Certificates of Deposit

     Certificates of Deposit are held with various financial institutions with original maturities of up to one year.

   (e)     Real Estate Held for Sale

     Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair market value, less estimated cost to sell.

   (f)     Income Taxes

     No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.


(3)     LOANS SECURED BY TRUST DEEDS

     Loans secured by trust deeds as of March 31, 1994 and December 31, 1994 were as follows:
                                                March 31            December 31
                                                  1995                  1994
                                                  ----                  ----
         Income-producing properties          $135,411,943         $135,128,661
         Single-family residences                3,320,673            3,179,945
         Unimproved land                         6,440,367            6,741,607
                                               -----------          -----------
                                              $145,172,983         $145,050,213
                                               ===========          ===========

         First mortgages                      $131,631,800         $131,139,007
         Second mortgages                       12,959,602           13,228,818
         Third mortgages or all-inclusive
           deeds of trust                          581,581              682,388
                                               -----------          -----------
                                              $145,172,983         $145,050,213
                                               ===========          ===========

     Loan maturities range from 1994 to 2011, with approximately 41% ($59,129,000) of the loan principal outstanding at March 31, 1995 maturing in 1995 and 1996. These maturities include $24,165,000 in loans which are past maturity as of March 31, 1995, of which $4,699,000 represents loans for which interest payments are delinquent over 90 days. The Partnership refinanced loan totaling $3,095,000 and $11,266,000 during the three months ended March 31, 1995 and the year ended December 31, 1994, respectively, thereby extending the maturity dates of such loans.

     The Partnership's total investment in loans delinquent over ninety days is $10,188,000 and $12,837,000 at March 31, 1995 and December 31, 1994,
respectively. As of March 31, 1995 and December 31, 1994, OFG is providing non-recourse advances for the delinquent interest payments on $5,733,000 and $4,432,000, respectively, of such loans.

     As of March 31, 1995 and December 31, 1994, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 83% ($120,751,000) and 82% ($118,462,000), respectively of the loan portfolio. The Northern California region is a large geographic area which has a diversified economic base. The ability of the borrowers to repay loans is influenced by the strength of the region and the impact of prevailing forces on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.

(4)     UNSECURED LOANS DUE FROM GENERAL PARTNER

     During 1993, OFG sold various properties that it had acquired from the Partnership through foreclosure proceedings on Partnership loans assumed in 1992 and 1993. The sales proceeds were insufficient to repay the Partnership's investment in the related mortgage notes; accordingly, OFG executed an unsecured note payable to the Partnership in the aggregate amount of $1,411,112 to satisfy OFG's obligation pursuant to an expired Limited Indemnification Agreement.

     During 1994, OFG sold one property acquired through foreclosure proceedings on a Partnership loans assumed in 1993. In addition, the Partnership was foreclosed out of the second position by the holder of the first deed of trust. Although not obligated to do so, OFG assumed the loss associated with these transactions in the amount of $960,512 and added this amount to the outstanding balance of the unsecured note payable. As of March 31, 1995, OFG has repaid
$1,596,604 in principal on this unsecured loan leaving a balance due of $775,020. The note carries an interest rate of 8% and is current.


(5)     REAL ESTATE HELD FOR SALE AND MORTGAGE PAYABLE

     Real estate held for sale at March 31, 1995 consists of the following properties acquired through foreclosure in 1993 and 1994:

      Warehouse, Merced, California, net of valuation
           allowance of $200,000 as of March 31, 1995               $   800,074
      Residential lots, Carmel, California                            1,373,633
      Light industrial, Emeryville, California                          925,000
      38.5% interest in residential lots, Belmont, California           577,395
      70% interest in undeveloped land, Vallejo, California             538,705
      Commercial lot, Sacramento, California, net of valuation
           allowance of $200,000 as of March 31, 1995                   358,407
      Office building, Monterey, California                           1,975,595
      Residence, Oakland, California                                    513,312
      Residential lot, Grass Valley, California                          55,000
                                                                      ---------
           Total                                                     $7,117,121
                                                                      =========

     Real estate held for sale has increased in recent years due to the Corporate General Partner's policy to not acquire such properties through foreclosure.

(6)     PARTNER'S CAPITAL

   (a)     Contributions

The limited partners contribute $1.00 for each unit subscribed. Registration costs incurred by the Fund have been offset against contributed capital. Such costs, which were incurred in 1989, amounted to approximately $198,000.

Prior to September 1, 1986, the general partners contributed cash in an amount equal to 1% of the aggregate capital contribtions of the limited partners. After such date, the general partners are required to make cash capital contributions in the amount of 1/2 of 1% of the limited partners' aggregate capital contributions.

   (b)     Allocations, Distributions and Withdrawals

In accordance with the partnership agreement, the Partnership's profits, gains and losses are allocated to each limited partner and the corporate general partner in proportion to their respective capital contributions.

Distributions are made monthly to the partners in proportion to the respective units owned during the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in April, 1995 and January, 1995 on their capital balances at March 31, 1995 and December 31, 1994, respectively.

The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $2,076,484 and $1,876,461 for the three months ended March 31, 1995 and 1994, respectively.

The limited partners may withdraw, or partially withdraw, from the Fund and obtain the return of their outstanding capital accounts within 91 days after written notices are delivered to the corporate general partner, subject to the following limitations:

         Any such payments are required to be made only from cash available for distribution, net proceeds and capital contributions (as defined) during said 91-day period.

         A maximum of $75,000 may be withdrawn during any calendar quarter (or $100,000 in the case of an estate of a deceased limited partner).

         The general partners are not required to establish a reserve fund for the purpose of funding such payments.

         No more than 10% of the outstanding limited partnership interests nay be withdrawn during any calendar year except upon dissolution of the Fund.

   (c)     Promotional Interest of General Partners

The general partners contributed cash to the Partnership's capital in the amount of 0.5% of the limited partners aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners contributions. This promotional interest of the general partners of up to 1/2 of 1% is expensed monthly to the Partnership and credited as a contribution to the general partners capital account as additional compensation. As of March 31, 1995, the general partners had made cash capital contributions of $786,093 to the Partnership. The general partners have agreed not to withdraw any portion of this capital from the Partnership, even though it exceeds the 1/2 of 1% requirement, but they are not required to make any further cash capital contributions to the Partnership until the amount falls below the 1/2 of 1% requirement.

The promotional interest expense charged to the Partnership was $22,148 and $20,312 for the three months ended March 31, 1995 and 1994, respectively.


(7)     CONTINGENCY RESERVES

In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves (as defined) in an aggregate amount of at least 1.5% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $786,093 at March 31, 1995), up to a maximum of .5% of the limited partners' capital contributions, will be available as additional contingency reserve, if necessary.

The contingency reserves required at March 31, 1995 and December 31, 1994 were $3,144,551 and $3,055,784, respectively. Cash and cash equivalents as of the same dates were restricted accordingly.


(8)     TRANSACTIONS WITH AFFILIATES

OFG is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the preceding twelve months for services redered as manager of the Partnership. The maximum management fee is reduced to 1.75% per annum if OFG has not provided during the preceeding calendar year any of the certain services defined in the limited partnership agreement.

All of the Partnership's loans are serviced by OFG, in consideration for which OFG receives fees up to .25% per annum of the unpaid principal balance of the loans. Such servicing fees are paid from the interest income of the loans collected from the borrowers. In consideration for management services provided, OFG receives fees up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the 12 months in the then current calendar year.

Interest income on loans secured by trust deeds is collected by OFG and, along with advances on delinquent loans, is remitted to the Partnership. Interest receivable amounted to $1,268,990 and $1,193,764 at March 31, 1995 and December 31, 1994, respectively.

OFG may, at its sole discretion and on a monthly basis, adjust the servicing and management fees as long as such fees do not exceed the allowable .25% and 2.75% annual limits, respectively. In determining the servicing and management fees, and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Service fee payments to OFG approximated $99,000 and $89,000 for the three months ended March 31, 1995 and 1994, respectively. Management fee income to OFG earned on loans invested in by the Fund approximated $268,000 and $491,000 for the three months ended March 31, 1995 and 1994, respectively.

OFG is the obligor on a note payable to the Partnership in the amount of $490,322 which is secured by a property owned by OFG as of March 31, 1995. This note is interest only, due on demand and is current. Although the terms of the loan between the Partnership and OFG may or may not be at market rate, they are considered adequate and reasonable.

OFG originates all loans the Partnership is invested in and receives an investment evaluation fee payable by borrowers or the Partnership. Such fees, payable by borrowers, earned by OFG amounted to approximately $263,000 and $167,000 for the three months ended March 31, 1995 and 1994, respectively.

OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $16,000 and $48,000 for the three months ended March 31, 1995 and 1994, respectively.


(9)     NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three month periods. These amounts were $157,579,824 and $140,763,796 for the three months ended March 31, 1995 and 1994, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

The net income increases of $309,000 (9.73%) for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 was primarily attributable to increases in the average mortgage investments and other notes receivable from $135,327,000 to $146,834,000 for the three months ended March 31, 1994 and 1995, respectively.

The Partnership experienced decreases in its average net yield from 8.98% to 8.86% for the three months ended March 31, 1994 and 1995, respectively. This decrease has resulted mainly from the fact that, as of November 1, 1994, the Corporate General Partner discontinued its previous practice of making payments on certain delinquent loans held by the Partnership which were originated prior to May 1, 1993. The Partnership had $5,661,000 on non-performing loans as of March 31, 1995 on which the Corporate General Partner was not advancing payments.

Alrhough the average net yield for the Partnership decreased for the three month period ended March 31, 1995 as compared to the three month period ended March 31, 1994, the sum of the servicing and management fees paid to the Corporate General Partner decreased from approximately $580,000 to $367,000 for the three months ended March 31, 1994 and 1995, respectively. This represents decreases in the annualized rate of servicing and management fees to total trust deed investments of the Partnership from 1.71% to 1.00% for the three month period ended March 31, 1994 and 1995, respectively. These fees are well within the limitation on such fees as imposed by the Limited Partnership Agreement. The net yield represents the net income of the Partnership after all expenses with the exception of the provision for losses on loans.

Portfolio Review

The number of Partnership mortgage investments decreased from 269 to 236 as of March 31, 1994 and 1995, respectively. The average loan balance in this period increased from $501,019 to $615,139 as of March 31, 1994 and 1995, respectively. This average loan increase reflects the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner has historically made all periodic interest payments to the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not advance delinquent interest or principal. As of March 31, 1995, there were $5,092,000 in loans held by the Partnership on which payments were more than 90 days delinquent and on which payments were not being advanced by the Corporate General Partner. The Corporate General Partner has advanced approximately $197,000 in delinquent interest payments to the Partnership from January 1, 1995 to March 31, 1995 that had not been collected from the borrower by the Corporate General Partner as of March 31, 1995.

Approximately $10,188,000 (7.0%) and $9,830,000 (6.8%) of the loans invested in by the Fund were more than 90 days delinquent in payment as of March 31, 1995 and 1994, respectively. Of these amounts, approximately $8,484,000 (5.8%) and $5,330,000 (3.7%) were in the process of foreclosure as of March 31, 1995 and 1994, respectively.

A loan loss reserve in the amount of $2,750,000 was created on the books of the Partnership as of December 31, 1993. As of this date the General Partners have determined that this loan loss reserve is adequate.

As of March 31, 1995 and December 31, 1994 approximately 83% and 82%, respectively of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on March 31, 1995 and December 31, 1994:

                                                       Principal Amount
                                                  March 31         December 31
                                                    1995              1994
                                                    ----              ----
                                                    (000)             (000)

Single-Family Dwellings                           $  3,321          $  3,180
Income-Producing Property                          135,412           135,129
Unimproved Land                                      6,440             6,741
                                                   -------           -------
                                                  $145,173          $145,050
                                                   =======           =======

First Mortgages                                   $131,632          $131,139
Second Mortgages                                    12,960            13,229
Third Mortgages or All-inclusive
  Deeds of Trust                                       581               682
                                                   -------           -------
                                                  $145,173          $145,050
                                                   =======           =======

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1991 through March 31, 1995:

                                       Delinquent          Year
                      Principal         Interest        Foreclosed
                      ---------         --------        ----------
                      $2,890,000       $258,602            1991
                       5,220,925        787,591            1992
                       1,025,581        150,295            1993
                          58,000          8,417            1994

The Corporate General Partner has advanced all delinquent interest to the Partnership on these foreclosed loans. Of these foreclosed loans the Partnership held one montgage in the amount of $490,322 as of March 31, 1995.

Real Estate Owned
The Partnership currently holds title to the following nine properties which were foreclosed on during 1993, 1994 and 1995:

                                     Fund
                                     Loan           Senior          Delinquent
                                    Amount          Loans          Interest (1)
Description  Amount
60,000 S.F. Light
  Industrial Warehouse
Merced, CA                       $1,000,000       $         0         $175,333

Residential Lots
Carmel Valley, CA                $  600,000       $         0         $141,750

Residential Development
Belmont, CA                      $  508,000       $         0         $199,375

Light Industrial Warehouse
Emeryville, CA                   $  925,000       $         0         $235,721

Commercial Lot/Residential
  Development
Vallejo, CA                      $  525,000       $         0         $ 83,949

Commerical Lot
Sacramento, CA                   $  500,000       $         0         $ 39,042

Office Building
Monterey, CA                     $  550,000       $ 1,425,000 (2)     $ 30,077

Residence
Oakland, CA                      $  115,000       $   398,312         $ 11,500

Residential Lot
Grass Valley, CA                $    55,000       $         0         $  6,302

(1) The delinquent interest was advanced by OFG to the Partnership. The $83,949 of delinquent interest advanced by OFG on the Vallejo, California property has been reimbursed by the Partnership.

(2) This senior loan was originally $2,102,646 including late charges and fees. The Corporate General Partner arranged for this loan to be discounted to $1,425,000 if the Partnership were to pay it off in full. The Partnership paid this loan off prior to March 31, 1995.

With the exception of the light industrial warehouse located in Emeryville, California, these properties do not currently generate revenue and, as such, are operating at a deficit. The General Partners believe that due to the values of these properties, the Partnership should not sustain any losses of principal on their ultimate disposition.

The Partnership's investment in Real Estate Owned has increased during 1993, 1994 and 1995 due to the Corporate General Partner's policy to not acquire property subject to foreclosure on which the Partnership has a trust deed investment.

Liquidity and Capital Resources
The Partnership relies upon purchases of limited partnership interests and loan payoffs for the creation of capital for mortgage investments. The Partnership has not and does not intend to borrow money for investment purposes.

Continency Reserves
The Partnership maintains cash and certificates of deposit as contingency reserves in an aggregate amount of at least 2% of the gross proceeds of the sale of Limited Partners' Units. To the extent that such funds are not sufficient to pay expenses in excess of revenues or to meet any obligation of the Partnership, it may be necessary for the Partnership to sell or otherwise liquidate certain of its investments on terms which may not be favorable to the Partnership.

Current Economic Conditions
The Partnership has been affected by regional declines in commercial property values and general economic conditions; however, the Partnership has not sustained any principal losses to date. Due to the conservative loan-to-value criteria established by the Corporate General Partner, the mortgage loans held by the Partnership appear in general to be, in the opinion of the General Partners, adequately secured.

The Partnership generally invests in relatively short-term commercial loans (1-7 years) which large financial institutions typically do not invest in. Due to this, the net income of the Partnership has in recent years remained in the range of 9-10 percent per year. If there were a reduction in the demand for loans originated by the Corporate General Partner and, thus, fewer loans for the Partnership to invest in, the Partnership would have to invest excess cash in shorter term investments yielding considerably less than the current investment portfolio.

The Partnership continues to receive substantial additional investments from new and existing Limited Partners which provide capital for loans, purchases of existing notes and redemption of existing Limited Partnership Units.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership is not presently involved in any material legal proceedings.


Item 6(b).  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 11, 1995                         OWENS MORTGAGE INVESTMENT FUND
                                             a California Limited Partnership
                                             (Registrant)

                                             By:  Owens Financial Group, Inc.
                                                  a General Partner


                                                  By:  \s\ David Adler
                                                       David Adler
                                                       President


                                                  By:  \s\ Bryan H. Draper
                                                       Bryan H. Draper
                                                       Controller
                                                       Principal Financial and
                                                         Accounting Officer