Form 10-QT
period 1995-06-30
OWENS MORTGAGE INVESTMENT FUND
filed 1995-08-15
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended June 30, 1995

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


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

             BALANCE SHEETS -- JUNE 30, 1995 AND DECEMBER 31, 1994


                                                       June 30       December 31
                                                         1995            1994
ASSET
Cash and cash equivalents (Note 2)                  $  6,685,353    $  2,153,706
Certificates of Deposit                                1,100,000       1,100,000
Loans secured by trust deeds (Notes 2 and 3)         145,209,155     145,050,213
less:  Allowance for loan losses (Note 2)             (2,750,000)    (2,750,000)
Real estate held for sale (Note 5)                     7,135,357       4,628,325
Unsecured Loan to General Partner (Note 4)             1,209,580       1,249,989
Interest Receivable                                    1,279,333       1,193,764
                                                     -----------     -----------
Total Assets                                        $159,868,778    $152,625,997
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                       $    481,995    $    446,625
Accounts payable                                         102,605         332,644
Deferred interest                                        101,739               0
                                                     -----------     -----------
Total Liabilities                                        686,339         779,269
                                                     -----------     -----------

PARTNERS' CAPITAL:
General partners (Note 6)                              1,560,960       1,488,360
Limited partners (Note 6)                            157,621,479     150,358,368
                                                     -----------     -----------
Total Partners' Capital                              159,182,439     151,846,728
                                                     -----------     -----------
Total Liabilities and Partners' Capital             $159,868,778    $152,625,997
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




                                                                         OWENS MORTGAGE INVESTMENT FUND
                                                                       (A California Limited Partnership)

                                                                              STATEMENTS OF INCOME

                                                           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                    FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                     June 30         June 30               June 30        June 30
                                                                      1995            1994                  1995            1994
                                                                      ----            ----                  ----            ----
  REVENUES:
        Interest income on loans secured by trust deeds             $ 3,835,233    $ 3,806,296           $ 7,665,874    $ 7,606,343
        Other interest income                                            46,455         57,436                79,513         78,095
                                                                     ----------     ----------            ----------     ----------
        Total revenues                                              $ 3,881,688    $ 3,863,732           $ 7,745,387    $ 7,684,438
                                                                     ----------     ----------            ----------     ----------

OPERATING EXPENSES:
        Management Fees (Note 6)                                    $   216,531    $   577,594           $   484,768    $ 1,068,539
        Promotional interest (Note 3)                                    14,152         12,379                36,300         32,691
        Administrative                                                   14,129         14,129                28,258         28,258
        Legal and accounting                                             13,510         24,734                36,260         67,720
        Real Estate Owned expenses                                       87,011          8,137               141,868         18,895
        Other                                                                 0          2,816                     0          4,970
                                                                     ----------     ----------            ----------     ----------
        Total operating expenses                                    $   345,333    $   639,769           $   727,454    $ 1,221,073
                                                                     ----------     ----------            ----------     ----------
        Net income                                                  $ 3,536,355    $ 3,223,963           $ 7,017,933    $ 6,463,365
                                                                     ==========     ==========            ==========     ==========

        Net income allocated to general partner                     $    34,085    $    31,486           $    68,883    $    62,562
                                                                     ==========     ==========            ==========     ==========

Net income allocated to limited partners                            $ 3,501,548    $ 3,192,477           $ 6,949,050    $ 6,400,803
                                                                     ==========     ==========            ==========     ==========

      Net income per limited partnership
  unit (Note 8)                                                           $.022          $.023                 $.045          $.046
                                                                           ====           ====                 =====          =====

     The accompanying notes are an integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnersbip)

                            STATEMENTS OF CASH FLOWS

                For the Six Months Ended June 30, 1995 and 1994

                                                                       June 30                    June 30
                                                                        1995                       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                  $  7,017,933               $  6,463,365

Adjustments to reconcile net Income
      to net cash provided by operating activities
         (Increase) in interest receivable                                (85,569)                   (38,415)
         Increase (decrease) in accrued distribution
           payable                                                         35,370                      2,798
         Increase (decrease) in accounts payable                         (230,039)                   (48,964)
         Increase (decrease) in deferred interest                         101,739                     (5,178)
                                                                      -----------                -----------
         Total adjustment                                                (178,499)                   (89,759)
                                                                      -----------                -----------
           Net cash provided by operating activities                    6,839,434                  6,373,606
                                                                      -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of loans secured by  trust deeds                   (24,489,252)               (22,843,404)
         Principal collected                                            3,918,878                  1,034,534
         Loan payoffs                                                  20,866,929                 23,273,069
         Investments in real estate                                    (2,922,120)                  (925,000)
         Investments in Certificiates of Deposit (net)                          0                    400,000
                                                                      -----------                -----------
           Net cash provided by (used in)
             investing activities                                      (2,625,565)                   939,199
                                                                      -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of partnership Units                        8,220,569                  8,805,543
         Cash distributions                                            (1,846,038)                (2,607,741)
         Capital withdrawals                                           (5,056,753)                (5,961,371)
                                                                      -----------                -----------
           Net cash provided by (used in)
             financing activities                                         317,778                    236,431
                                                                      -----------                -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                           4,531,647                  7,549,236
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   2,153,706                  1,640,818
                                                                      -----------                -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                      $  6,685,353               $  9,190,054
                                                                      ===========                ===========

     The accompanying notes are an integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995


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

The general partners are authorized to offer and sell and have outstanding up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interest in the Partnership. Limited Partnership Units outstanding were 157,817,499 at June 30, 1995. As of June 30, 1995, the Partnership had registered $321,570,324 of limited partnership interests with the Securities and Exchange Commission.


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

    (b)   Allowance for Loan Losses

     The Partnership maintains an allowance for loan losses equal to $2,750,000 as of June 30, 1995. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

     Through October 31, 1994, OFG made all delinquent interest payments on Partnership loans originated prior to May 1, 1993 on a non-recourse basis. However, effective November 1, 1994, OFG discontinued its practice of making such payments for certain loans totaling $3,080,000 as of June 30, 1995 which were originated prior to May 1, 1993 and which were more than 90 days delinquent. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is a significant doubt as to the collectibility of interest or principal from either the borrower or OFG or when the payment of principal or interest is ninety days past due, unless OFG continues to advance interest payments to the Partnership. As of June 30, 1995 and December 31, 1994, the Partnership had loans totaling $4,746,000 and $4,923,000, respectively, classified as non-accrual loans.

     The Partnership's investment in loans for which OFG has provided advances for delinquent interest payments over 90 days was $8,681,233 and $3,445,747 at June 30, 1995 and December 31, 1994, respectively.

     Advances for delinquent interest payments and other payments, such as property taxes and mortgage interest pursuant to senior indebtedness, made to or on behalf of the Partnership by OFG for the six months ended June 30, 1995 and for the twelve months ended December 31, 1994 which had not been reimbursed by the borrower as of the same date, totaled approximately $332,041 and $1,149,000, respectively. The Partnership has no obligation to repay these advances to OFG. During 1994, OFG assumed through foreclosure one Partnership loan totaling $58,000. In addition, the Partnership was foreclosed out of a loan by a senior lienholder in the amount of $591,000. OFG assumed one Partnership loans through foreclosure in the amount of $14,463 for the three and six month periods ended June 30, 1995.

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

   (e)     Real Estate Held for Sale

     Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan plus ,any additional capitalized costs, inclusive of any senior indebtedness, or the property's estimated fair market value, less estimated cost to sell.

   (f)     Income Taxes

     No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

(3)     LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of June 30, 1995 and December 31, 1994 were as follows:

                                                    June 30          December 31
                                                     1995               1994

         Income-producing properties              $136,630,843      $135,128,661
         Single-family residences                    2,214,612         3,179,945
         Unimproved land                             6,363,700         6,741,607
                                                   -----------       -----------
                                                  $145,209,155      $145,050,213
                                                   ===========       ===========

         First mortgages                          $131,488,371      $131,139,007
         Second mortgages                           13,130,972        13,228,818
         Third mortgages or all-inclusive
           deeds of trust                              589,812           682,388
                                                   -----------       -----------
                                                  $145,209,155      $145,050,213
                                                   ===========       ===========

     Loan maturities range from 1995 to 2011, with approximately 34% ($48,721,000) of the loan principal outstanding at June 30, 1995 maturing in 1995 and 1996. These maturities include $18,188,000 in loans which are past maturity as of June 30, 1995, of which $9,041,000 represents loans for which interest payments are delinquent over 90 days. The Partnership refinanced loans totaling $5,754,000 and $11,266,000 during the six months ended June 30, 1995 and the year ended December 31, 1994, respectively, thereby extending the maturity dates of such loans.

     The Partnership's total investment in loans delinquent over ninety days is $13,428,000 and $12,837,000 at June 30, 1995 and December 31, 1994,
respectively. As of June 30, 1995 and December 31, 1994, OFG is providing non-recourse advances for the delinquent interest payments on $4,746,000 and $4,432,000, respectively, of such loans.

     As of June 30, 1995 and December 31, 1994, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 79% ($115,047,000) and 82% ($118,462,000), respectively of the loan portfolio. The Northern California region is a large geographic area which has a diversified economic base. The ability of the borrowers to repay loans is influenced by the strength of the region and the impact of prevailing forces on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.



(4)     UNSECURED LOANS DUE FROM GENERAL PARTNER

     During 1993, OFG sold various properties that it had acquired from the Partnership through foreclosure proceedings on Partnership loans assumed in 1992 and 1993. The sales proceeds were insufficient to repay the Partnership's investment in the related mortgage notes; accordingly, OFG executed an unsecured note payable to the Partnership in the aggregate amount of $1,716,581 to satisfy OFG's obligation pursuant to an expired Limited Indemnification Agreement.

     During 1994, OFG sold one property acquired through foreclosure proceedings on a Partnership loans assumed in 1993. In addition, the Partnership was foreclosed out of the second position of another loan by the holder of the first deed of trust. During 1995, the Partnership sold a loan with a principal balance of $1,425,085 at a discounted price of $900,000. Although not obligated to do so, OFG assumed the losses associated with these transactions in the amount of $1,485,597 and added this amount to the outstanding balance of the unsecured note payable. As of June 30, 1995, OFG has repaid $1,992,598 in principal on this unsecured loan leaving a balance due of $1,209,580. The note carries an interest rate of 8% and is current.


(5)     REAL ESTATE HELD FOR SALE AND MORTGAGE PAYABLE

     Real estate held for sale at June 30, 1995 consists of the following properties acquired through foreclosure in 1993, 1994 and 1995:

     Warehouse, Merced, California, net of valuation
       allowance of $200,000 as of June 30, 1995                     $   800,000
     Residential lots, Carmel, California                              1,394,996
     Light industrial, Emeryville, California                            925,000
     38.5% interest in residential lots, Belmont, California             568,449
     70% interest in undeveloped land, Vallejo, California               568,569
     Commercial lot, Sacramento, California, net of valuation
       allowance of $200,000 as of June 30, 1995                         727,100
     Office building, Monterey, California                             2,066,008
     Residential lot, Grass Valley, California                            55,380
     Apartments/Commercial Use, Oakland, California                       29,855
                                                                      ----------
          Total                                                       $7,135,357

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

     Distributions are made monthly to the partners in proportion to the respective units owned during the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in July, 1995 and January, 1995 on their capital balances at June 30, 1995 and December 31, 1994, respectively.

     The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $4,171,893 and $3,796,697 for the six months ended June 30, 1995 and 1994, respectively.

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

   (c)     Promotional Interest of General Partners

     The general partners contributed cash to the Partnership's capital in the amount of 0.5% of the limited partners aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners contributions. This promotional interest of the general partners of up to 1/2 of 1% is expensed monthly to the Partnership and credited as a contribution to the general partners capital account as additional compensation. As of June 30, 1995, the general partners had made cash capital contributions of $800,245 to the Partnership. The general partners have agreed not to withdraw any portion of this capital from the Partnership, even though it exceeds the 1/2 of 1% requirement, but they are not required to make any further cash capital contributions to the Partnership until the amount falls below the 1/2 of 1% requirement.

     The promotional interest expense charged to the Partnership was $14,152 and $12,379 for the three months ended June 30, 1995 and 1994, respectively and $36,300 and $32,691 for the six months ended June 30, 1995, respectively.


(7)     CONTINGENCY RESERVES

     In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves (as defined) in an aggregate amount of at least 1.5% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $800,245 at June 30, 1995), up to a maximum of .5% of the limited partners' capital contributions, will be available as additional contingency reserve, if necessary.

     The contingency reserves required at March 31, 1995 and December 31, 1994 were $3,216,927 and $3,055,784, respectively. Cash and cash equivalents as of the same dates were restricted accordingly.


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

     Interest income on loans secured by trust deeds is collected by OFG and, along with advances on delinquent loans, is remitted to the Partnership. Interest receivable amounted to $1,279,333 and $1,193,764 at June 30, 1995 and December 31, 1994, respectively.

     OFG may, at its sole discretion and on a monthly basis, adjust the servicing and management fees as long as such fees do not exceed the allowable
 .25% and 2.75% annual limits, respectively. In determining the servicing and management fees, and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Service fee payments to OFG approximated $100,000 and $91,000 for the three months ended June 30, 1995 and 1994, respectively and $199,000 and $180,000 for the six months ended June 30, 1995 and 1994, respectively. Management fee income to OFG earned on loans invested in by the Fund approximated $217,000 and $578,000 for the three months ended June 30, 1995 and 1994, respectively, and $485,000 and $1,069,000 for the six months ended June 30, 1995 and 1994, respectively.

     OFG is the obligor on a note payable to the Partnership in the amount of $490,322 which is secured by a property owned by OFG as of June 30, 1995. This note is interest only, due on demand and is current. Although the terms of the loan between the Partnership and OFG may or may not be at market rate, they are considered adequate and reasonable.

     OFG originates all loans the Partnership is invested in and receives an investment evaluation fee payable by borrowers or the Partnership. Such fees, payable by borrowers, earned by OFG amounted to approximately $539,000 and $358,000 for the three months ended June 30, 1995 and 1994, respectively and $861,000 and $525,000 for the six months ended June 30, 1995 and 1994, respectively.

     OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $34,000 and $79,000 for the three months ended June 30, 1995 and 1994, respectively and $71,000 and $173,000 for the six months ended June 30, 1995 and 1994, respectively.


(9)     NET INCOME PER LIMITED PARTNERSHIP UNIT

     Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three month periods. These amounts were $156,455,920 and $142,239,930 for the three months ended June 30, 1995 and 1994, respectively and $154,497,743 and $140,126,863 for the six months ended June 30, 1995 and 1994, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

     The net income increases of $312,000 (9.69%) for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 and of $555,000 (8.58%) for the six months ended June 30, 1995 and compared to the six montbs ended June 30, 1994 were primarily attributable to increases in the average mortgage investments and other notes receivable from $134,183,000 to $148,136,000 for the three months ended June 30, 1994 and 1995, respectively and from $134,755,000 to $258,485,000 for the six months ended June 30, 1995 and 1994, respectively.

     The Partnership experienced an increase in its average net yield from 8.82% to 8.85% for the three months ended June 30, 1994 and 1995, respectively and a decrease in its average net yield from 8.91% to 8.86% for the six months ended June 30, 1994 and 1995, respectively. The net yield represents the net income of the Partnership after all expenses with the exception of the provision for losses on loans. These variations in yield are minor; however, the gross income of the Partnership has been reduced due to the fact that, as of November 1, 1994, the Corporate General Partner discontinued its previous practice of making payments on certain delinquent loans held by the Partnership which were originated prior to May 1, 1993. As of June 30, 1994 the Partnership held no non-performing loans which were not being advanced on by the Corporate General Partner. However, the Partnership had $8,681,000 of non-performing loans as of June 30, 1995 on which the Corporate General Partner was not advancing payments. These decreases in income have been offset by decreases in expenses. The Corporate General Partner has significantly reduced the management fees it collects to offset the loss of revenue to the Partnership. Management fees paid to the Corporate General Partner decreased from $578,000 to $217,000 for the three months ended June 30, 1994 and 1995, respectively, and from $1,069,000 to $485,000 for the six months ended June 30, 1994 and 1995, respectively.

Portfolio Review

     The number of Partnership mortgage investments decreased from 261 to 239 as of June 30, 1994 and 1995, respectively. The average loan balance in this period increased from $507,334 to $607,570 as of June 30, 1994 and 1995, respectively. This average loan increase reflects the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

     The Corporate General Partner had previously made all periodic interest payments to the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not advance delinquent interest or principal. As of June 30, 1995, there were $4,746,000 in loans held by the Partnership on which payments were more than 90 days delinquent and on which payments were not being advanced by the Corporate General Partner. The Corporate General Partner has advanced approximately $332,000 in delinquent interest payments to the Partnership from January 1, 1995 to June 30, 1995 that had not been collected from the borrower by the Corporate General Partner as of June 30, 1995.

     Approximately  $13,428,000  (9.2%)  and  $13,811,000  (10.4%)  of the loans invested in by the Fund were more than 90 days delinquent in payment as of June 30, 1995 and 1994, respectively. Of these amounts, approximately $6,353,000 (4.4%) and $6,763,000 (5.1%) were in the process of foreclosure as of June 30, 1995 and 1994, respectively.

     A loan loss reserve in the amount of $2,750,000 was maintained on the books of the Partnership as of June 30, 1995 and 1994. As of this date the General Partners have determined that this loan loss reserve is adequate.

     As of June 30, 1995 and December 31, 1994 approximately 79% and 82%, respectively of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on June 30, 1995 and December 31, 1994:

                                               Principal Amount
                                        June 30                December 31
                                         1995                     1994
                                         ----                     ----
                                         (000)                    (000)

Single-Family Dwellings                 $  2,215                $  3,180
Income-Producing Property                136,631                 135,129
Unimproved Land                            6,363                   6,741
                                         -------                 -------
                                        $145,209                $145,050
                                         =======                 =======

First Mortgages                         $131,488                $131,139
Second Mortgages                          13,131                  13,229
Third Mortgages or All-inclusive
  Deeds of Trust                             590                     682
                                         -------                 -------
                                        $145,209                $145,050
                                         =======                 =======

     The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1991 through June 30, 1995:

                                                Delinquent               Year
                       Principal                 Interest             Foreclosed
                       $2,890,000                 $258,602               1991
                        5,220,925                  787,591               1992
                        1,025,581                  150,295               1993
                           58,000                    8,417               1994
                           14,463                        0               1995

     The Corporate General Partner has advanced all delinquent interest to the Partnership on these foreclosed loans. Of these foreclosed loans the Partnership held one montgage in the amount of $490,322 as of March 31, 1995.


Real Estate Owned

     The Partnership currently holds title to the following nine properties which were foreclosed on during 1993, 1994 and 1995:

                                    Fund            Additional
                                    Loan            Capitalized      Delinquent        Senior
Description                        Amount              Costs        Interest (1)        Loans
-----------                        ------              -----        ------------        -----
60,000 S.F. Light
  Industrial Warehouse
Merced, CA                     $  800,000 (2)     $         0          $175,333      $        0

Residential Lots
Carmel Valley, CA              $  600,000         $  794,996 (3)       $141,750      $        0

Residential Development
Belmont, CA                    $  508,000         $   60,449           $199,375      $        0

Light Industrial Warehouse
Emeryville, CA                 $  925,000         $         0          $235,721      $        0

Commercial Lot/Residential
  Development
Vallejo, CA                    $  525,000         $    43,569          $ 83,949      $        0

Commerical Lot
Sacramento, CA                 $  677,272 (2)     $    49,828          $ 64,038      $  545,480

Office Building
Monterey, CA                   $  550,000         $ 1,516,008 (4)      $ 30,077      $       0

Residential Lot
Grass Valley, CA               $   55,000         $       380          $  6,302      $       0

Commercial Space
Oakland, CA                    $   29,855         $         0          $ 31,708      $       0

(1) The delinquent interest was advanced by OFG to the Partnership. The $83,949 of delinquent interest advanced by OFG on the Vallejo, California property has been reimbursed by the Partnership.

(2)  This amount is net of a loss allowance of $200,000.

(3) Included in this balance is the payoff of a senior loan in the amount of $500,000.

(4) Included in this balance is the payoff of a senior loan in the amount of $1,425,000. This senior loan was originally $2,102,646 including late charges and fees. The Corporate General Partner arranged for this loan to be discounted at payoff.

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



Dated:  August 15, 1995                      OWENS MORTGAGE INVESTMENT FUND
                                             a California Limited Partnership
                                                       (Registrant)

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