Form 10-QT
period 1995-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 1995-11-15
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1995

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


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

           BALANCE SHEETS -- SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                                            September 30           December 31
                                                                               1995                  1994
ASSETS
Cash and cash equivalents (Note 2)                                       $    7,632,247         $    2,153,706
Certificates of Deposit                                                       1,100,000              1,100,000
Loans secured by trust deeds (Notes 2 and 3)                                146,622,445            145,050,213
less:  Allowance for loan losses (Note 2)                                    (2,750,000)            (2,750,000)
Real estate held for sale (Note 5)                                            7,034,583              4,628,325
Unsecured Loan to General Partner (Note 4)                                    1,452,533              1,249,989
Interest receivable                                                           1,434,736              1,193,764
Total Assets                                                             $  162,526,544         $  152,625,997


                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                                            $      483,863         $      446,625
Accounts payable                                                                241,747                332,644
Total Liabilities                                                               725,610                779,269

PARTNERS' CAPITAL:
General partners (Note 6)                                                     1,597,112              1,488,360
Limited partners (Note 6)                                                   160,203,822            150,358,368
Total Partners' Capital                                                     161,800,934            151,846,728
Total Liabilities and Partners' Capital                                  $  162,526,544         $  152,625,997

                  The accompanying notes are an integral part
                         of these financial statements.


                                                                                  OWENS MORTGAGE INVESTMENT FUND
                                                                                (A California Limited Partnership)

                                                                                     STATEMENTS OF INCOME

                                                               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                           September 30          September 30       September 30        September 30
                                                               1995                  1994               1995                1994
  REVENUES:
        Interest income on loans secured by trust deeds     $ 3,862,766         $ 3,685,049            $11,447,010       $11,291,392
        Other interest income                                   117,711             104,007                197,224           182,102
        Income from Real Estate                                  64,896                   0                146,526                 0
        Total revenues                                      $ 4,045,373         $ 3,789,056            $11,790,760       $11,473,494

OPERATING EXPENSES:
        Management Fees (Note 6)                            $   361,832         $   201,211            $   846,600       $ 1,269,750
        Promotional interest (Note 3)                            12,553              22,695                 48,853            55,386
        Administrative                                           14,129              14,129                 42,387            42,387
        Legal and accounting                                     18,430              75,195                 54,690           142,915
        Real Estate Owned expenses                               57,718             190,651                199,586           209,546
        Other                                                    10,996              21,392                 10,996            26,362
        Total operating expenses                            $   475,658         $   525,273            $ 1,203,112       $ 1,746,346
        Net income                                          $ 3,569,715         $ 3,263,783            $10,587,648       $ 9,727,148

        Net income allocated to general partner             $    35,275         $    31,933            $   104,158       $    94,495

Net income allocated to limited partners                    $ 3,534,440         $ 3,231,850            $10,483,490      $  9,632,653

      Net income per limited partnership
  unit (Note 8)                                                   $.022                $.022                 $.067             $.067

     The accompanying notes are an integral part of these financial statements.

                                                                         OWENS MORTGAGE INVESTMENT FUND
                                                                       (A California Limited Partnersbip)

                                                                            STATEMENTS OF CASH FLOWS

                                                             For the Nine Months Ended September 30, 1995 and 1994

                                                                    September 30               September 30
                                                                        1995                       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                   $10,587,648               $  9,727,148

Adjustments to reconcile net Income
      to net cash provided by operating activities
         (Increase) in interest receivable                               (240,972)                  (264,617)
         Increase (decrease) in accrued distribution
           payable                                                         37,238                     10,583
         Increase (decrease) in accounts payable                          (90,897)                   152,394
         Increase (decrease) in deferred interest                               0                     (4,731)
         Total adjustment                                                (294,631)                  (101,640)
           Net cash provided by operating activities                   10,293,017                  9,625,508

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of loans secured by  trust deeds                   (42,683,144)               (41,470,529)
         Principal collected                                            1,066,547                  1,633,253
         Loan payoffs                                                  39,841,821                 39,690,012
         Investments in real estate                                    (2,405,258)                (1,950,000)
         Investments in Certificates of Deposit (net)                           0                    400,000
           Net cash provided by (used in)
             investing activities                                      (4,180,034)                (1,697,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of partnership Units                       11,213,731                 14,369,752
         Cash distributions                                            (4,295,801)                (3,917,862)
         Capital withdrawals                                           (7,551,372)                (8,273,517)
           Net cash provided by (used in)
             financing activities                                        (634,442)                 1,678,373

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                           5,478,541                  8,991,201
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   2,153,706                  1,640,818

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                      $  7,632,247                $10,632,019

     The accompanying notes are an integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


(1)    ORGANIZATION AND OPERATIONS

     Owens Mortgage Investment Fund (the Partnership), a California limited partnership, was formed on June 14, 1984 to invest in loans secured by first, second and third trust deeds and wraparound mortgage loans. The Partnership commenced operations on the date of formation and will continue until December 31, 2034 unless dissolved prior thereto under the provisions of the partnership agreement. The general partners include Owens Financial Group, Inc. (OFG), a California Corporation, and certain individuals who are OFG's shareholders/officers and/or employees. The individual partners have assigned to OFG their interest in any present or future promotional allowance from the Partnership. OFG is a California corporation engaged in the origination of real estate mortgage loans and the subsequent servicing of these mortgages for the Partnership and for other third-party investors. The general partners are authorized to offer and sell and have outstanding up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interest in the Partnership. Limited Partnership Units outstanding were 163,269,755 at September 30, 1995. As of September 30, 1995, the Partnership had registered $321,570,324 of limited partnership interests with the Securities and Exchange Commission.

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

   (b)   Allowance for Loan Losses

     The Partnership maintains an allowance for loan losses equal to $2,750,000 as of September 30, 1995. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

     Through October 31, 1994, OFG made all delinquent interest payments on Partnership loans originated prior to May 1, 1993 on a non-recourse basis. However, effective November 1, 1994, OFG discontinued its practice of making such payments for certain loans totaling $2,533,000 as of September 30, 1995 which were originated prior to May 1, 1993 and which were more than 90 days delinquent. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is a significant doubt as to the collectibility of interest or principal from either the borrower or OFG or when the payment of principal or interest is ninety days past due, unless OFG continues to advance interest payments to the Partnership. As of September 30, 1995 and December 31, 1994, the Partnership had loans totaling $3,924,000 and $4,923,000, respectively, classified as non-accrual loans.

     The Partnership's investment in loans for which OFG has provided advances for delinquent interest payments over 90 days was $5,849,000 and $8,781,000 at September 30, 1995 and December 31, 1994, respectively.

     Advances for delinquent interest payments and other payments, such as property taxes and mortgage interest pursuant to senior indebtedness, made to or on behalf of the Partnership by OFG for the nine months ended September 30, 1995 and for the twelve months ended December 31, 1994 which had not been reimbursed by the borrower as of the same date, totaled approximately $897,000 and $1,149,000, respectively. The Partnership has no obligation to repay these advances to OFG. During 1994, OFG assumed through foreclosure one Partnership loan totaling $58,000. In addition, the Partnership was foreclosed out of a loan by a senior lienholder in the amount of $591,000. OFG assumed one Partnership loans through foreclosure in the amount of $14,463 for the three and nine month periods ended September 30, 1995.

c) Cash and Cash Equivalents

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


(3)     LOANS SECURED BY TRUST DEEDS

     Loans secured by trust deeds as of September 30, 1995 and December 31, 1994 were as follows:

                                                    September 30     December 31
                                                        1995             1994

         Income-producing properties               $137,513,110     $135,128,661
         Single-family residences                     2,599,383        3,179,945
         Unimproved land                              6,509,952        6,741,607
                                                   $146,622,455     $145,050,213

         First mortgages                           $132,399,433     $131,139,007
         Second mortgages                            13,625,618       13,228,818
         Third mortgages or all-inclusive
           deeds of trust                               597,394          682,388
                                                   $146,622,445     $145,050,213

     Loan maturities range from 1995 to 2011, with approximately 28% ($40,359,000) of the loan principal outstanding at September 30, 1995 maturing in 1995 and 1996. These maturities include $14,141,000 in loans which are past maturity as of September 30, 1995, of which $5,946,000 represents loans for which interest payments are delinquent over 90 days. The Partnership refinanced loans totaling $11,465,000 and $11,266,000 during the nine months ended September 30, 1995 and the year ended December 31, 1994, respectively, thereby extending the maturity dates of such loans.

     The Partnership's total investment in loans delinquent over ninety days is $9,774,000 and $13,704,000 at September 30, 1995 and December 31, 1994,
respectively. As of September 30, 1995 and December 31, 1994, OFG is providing non-recourse advances for the delinquent interest payments on $5,849,000 and $8,781,000, respectively, of such loans.

     As of September 30, 1995 and December 31, 1994, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 79% ($116,238,000) and 82% ($118,462,000), respectively of the loan portfolio. The Northern California region is a large geographic area which has a diversified economic base. The ability of the borrowers to repay loans is influenced by the strength of the region and the impact of prevailing forces on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.



(4)     UNSECURED LOANS DUE FROM GENERAL PARTNER

     During 1993, OFG sold various properties that it had acquired from the Partnership through foreclosure proceedings on Partnership loans assumed in 1992 and 1993. The sales proceeds were insufficient to repay the Partnership's investment in the related mortgage notes; accordingly, OFG executed an unsecured note payable to the Partnership in the aggregate amount of $1,411,111 to satisfy OFG's obligation pursuant to an expired Limited Indemnification Agreement.

     During 1994, OFG sold one property acquired through foreclosure proceedings on a Partnership loan assumed in 1993 incurring a loss of $369,512. In addition, the Partnership was foreclosed out of the second position of another loan by the holder of the first deed of trust at a loss of $591,000.

     During 1995, the Partnership sold a loan with a principal balance of $1,425,085 at a discounted price of $900,000. In addition, the Partnership was foreclosed out of the second position of a loan by the holder of the first deed of trust. The property securing this junion loan made up part of the security for the Partnership's entire loan, and $377,272 of the entire loan amount was allocated to this property Although not obligated to do so, OFG assumed the losses associated with these transactions and added the losses to the outstanding balance of the unsecured note payable. As of September 30, 1995, OFG has repaid $1,821,447 in principal on this unsecured loan leaving a balance due of $1,452,533. The note carries an interest rate of 8% and is current.


(5)     REAL ESTATE HELD FOR SALE AND MORTGAGE PAYABLE

     Real estate held for sale at September 30, 1995 consists of the following properties acquired through foreclosure in 1993, 1994 and 1995:

    Warehouse, Merced, California, net of valuation
         allowance of $200,000 as of September 30, 1995              $   800,000
    Residential lots, Carmel, California                               1,639,851
    Light industrial, Emeryville, California                             925,000
    70% interest in undeveloped land, Vallejo, California                568,569
    Commercial lot, Sacramento, California, net of valuation
         allowance of $200,000 as of September 30, 1995                  349,828
    Office building, Monterey, California                              2,094,247
    Undeveloped land, Los Gatos, California                              571,853
    Residential lot, Grass Valley, California                             55,380
    Apartments/Commercial Use, Oakland, California                        29,855
         Total                                                        $7,034,583

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

     Distributions are made monthly to the partners in proportion to the respective units owned during the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in October, 1995 and January, 1995 on their capital balances at September 30, 1995 and December 31, 1994, respectively.

     The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $6,296,933 and $5,750,359 for the nine months ended September 30, 1995 and 1994, respectively.

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

   (c)     Promotional Interest of General Partners

     The general partners contributed cash to the Partnership's capital in the amount of 0.5% of the limited partners aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners contributions. This promotional interest of the general partners of up to 1/2 of 1% is expensed monthly to the Partnership and credited as a contribution to the general partners capital account as additional compensation. As of September 30, 1995, the general partners had made cash capital contributions of $818,320 to the Partnership. The general partners have agreed not to withdraw any portion of this capital from the Partnership, even though it exceeds the 1/2 of 1% requirement, but they are not required to make any further cash capital contributions to the Partnership until the amount falls below the 1/2 of 1% requirement.

     The promotional interest expense charged to the Partnership was $12,553 and $22,695 for the three months ended September 30, 1995 and 1994, respectively and $48,853 and $55,386 for the nine months ended September 30, 1995, respectively.


(7)     CONTINGENCY RESERVES

     In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves (as defined) in an aggregate amount of at least 1.5% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $818,320 at September 30, 1995), up to a maximum of .5% of the limited partners' capital contributions, will be available as additional contingency reserve, if necessary.

     The contingency reserves required at September 30, 1995 and December 31, 1994 were $3,261,830 and $3,055,784, respectively. Cash and cash equivalents as of the same dates were restricted accordingly.


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

     Interest income on loans secured by trust deeds is collected by OFG and, along with advances on delinquent loans, is remitted to the Partnership. Interest receivable amounted to $1,434,736 and $1,193,764 at September 30, 1995 and December 31, 1994, respectively.

     OFG may, at its sole discretion and on a monthly basis, adjust the servicing and management fees as long as such fees do not exceed the allowable
 .25% and 2.75% annual limits, respectively. In determining the servicing and management fees, and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Service fee payments to OFG approximated $102,000 and $81,000 for the three months ended September 30, 1995 and 1994, respectively and $301,000 and $261,000 for the nine months ended September 30, 1995 and 1994, respectively. Management fee income to OFG earned on loans invested in by the Fund approximated $362,000 and $201,000 for the three months ended September 30, 1995 and 1994, respectively, and $847,000 and $1,270,000 for the nine months ended September 30, 1995 and 1994, respectively.

     OFG is the obligor on a note payable to the Partnership in the amount of $490,322 which is secured by a property owned by OFG as of September 30, 1995. This note is interest only, due on demand and is current. Although the terms of the loan between the Partnership and OFG may or may not be at market rate, they are considered adequate and reasonable.

     OFG originates all loans the Partnership is invested in and receives an investment evaluation fee payable by borrowers or the Partnership. Such fees, payable by borrowers, earned by OFG amounted to approximately $500,000 and $550,000 for the three months ended September 30, 1995 and 1994, respectively and $1,397,000 and $1,075,000 for the nine months ended September 30, 1995 and 1994, respectively.

     OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $78,000 and $37,000 for the three months ended September 30, 1995 and 1994, respectively and $147,000 and $153,000 for the nine months ended September 30, 1995 and 1994, respectively.


(9)     NET INCOME PER LIMITED PARTNERSHIP UNIT

     Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three month periods. These amounts were $163,073,491 and $149,161,161 for the three months ended September 30, 1995 and 1994, respectively and $157,356,326 and $143,138,629 for the nine months ended September 30, 1995 and 1994, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

     The net income increases of $306,000 (9.37%) for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 and of $861,000 (8.85%) for the nine months ended September 30, 1995 and compared to the nine months ended September 30, 1994 were primarily attributable to increases in the average mortgage investments and other notes receivable from $135,247,000 to $145,176,000 for the three months ended September 30, 1994 and 1995, respectively and from $134,503,000 to $146,747,000 for the nine months ended September 30, 1995 and 1994, respectively.

     The Partnership experienced a decrease in its average net yield from 8.80% to 8.77% for the three months ended September 30, 1994 and 1995, respectively and a decrease in its average net yield from 8.87% to 8.83% for the nine months ended September 30, 1994 and 1995, respectively. The net yield represents the net income of the Partnership after all expenses with the exception of the provision for losses on loans or Real Estate Owned. These variations in yield are minor; however, the gross income of the Partnership has been reduced due to the fact that, as of November 1, 1994, the Corporate General Partner discontinued its previous practice of making payments on certain delinquent loans held by the Partnership which were originated prior to May 1, 1993. As of September 30, 1994 the Partnership held no non-performing loans which were not being advanced on by the Corporate General Partner. However, the Partnership had $3,924,000 of non-performing loans as of September 30, 1995 on which the Corporate General Partner was not advancing payments. These decreases in income have been offset by decreases in expenses. The Corporate General Partner has significantly reduced the management fees it collects to offset the loss of revenue to the Partnership. Management fees paid to the Corporate General Partner decreased from $1,270,000 to $847,000 for the nine months ended September 30, 1994 and 1995, respectively.

Portfolio Review

     The number of Partnership mortgage investments decreased from 256 to 237 as of Sepatember 30, 1994 and 1995, respectively. The average loan balance in this period increased from $520,562 to $618,660 as of September 30, 1994 and 1995, respectively. This average loan increase reflects the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives. In addition, it appears that the Corporate General Partner's market for placing larger loans has grown while the market for smaller loans has diminished. The Corporate General Partner does not know why this has happened, but it appears that other lenders are increasingly competing for commercial loans of less than $1,000,000.

     The Corporate General Partner had previously made all periodic interest payments to the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not advance delinquent interest or principal. As of September 30, 1995, there were $3,924,000 in loans held by the Partnership on which payments were more than 90 days delinquent and on which payments were not being advanced by the Corporate General Partner. The Corporate General Partner has advanced approximately $386,000 in delinquent interest payments to the Partnership from January 1, 1995 to September 30, 1995 that had not been collected from the borrower by the Corporate General Partner as of September 30, 1995.

     Approximately  $9,774,000  (6.7%)  and  $13,704,000  (9.4%)  of  the  loans invested in by the Fund were more than 90 days delinquent in payment as of September 30, 1995 and December 31, 1994, respectively. Of these amounts, approximately $3,794,000 (2.6%) and $7,963,000 (5.5%) were in the process of foreclosure as of September 30, 1995 and and December 31, 1994, respectively.

     A loan loss reserve in the amount of $2,750,000 was maintained on the books of the Partnership as of September 30, 1995 and 1994. As of this date the General Partners have determined that this loan loss reserve is adequate.

     As of September 30, 1995 and December 31, 1994 approximately 79% and 82%, respectively of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on September 30, 1995 and December 31, 1994:

                                                       Principal Amount
                                            September 30            December 31
                                                1995                   1994
                                                (000)                  (000)

Single-Family Dwellings                      $  2,599                $  3,180
Income-Producing Property                     137,513                 135,129
Unimproved Land                                 6,510                   6,741
                                             $146,622                $145,050

First Mortgages                              $132,399                $131,139
Second Mortgages                               13,626                  13,229
Third Mortgages or All-inclusive
  Deeds of Trust                                  597                     682
                                             $146,622                $145,050

     The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1991 through September 30, 1995:

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

     The Corporate General Partner has advanced all delinquent interest to the Partnership on these foreclosed loans. Of these foreclosed loans the Partnership held one mortgage in the amount of $490,322 as of September 30, 1995.


Real Estate Owned
     The Partnership currently holds title to the following nine properties which were foreclosed on during 1993, 1994 and 1995:

                                        Fund               Additional
                                        Loan               Capitalized          Delinquent            Senior
Description                            Amount                 Costs            Interest (1)            Loans

60,000 S.F. Light
  Industrial Warehouse
Merced, CA                          $  800,000 (2)$     $        0              $175,333         $           0

Residential Lots
Carmel Valley, CA                   $  600,000          $1,039,851 (3)          $141,750         $           0

Light Industrial Warehouse
Emeryville, CA                      $  925,000          $        0              $235,721         $           0

Commercial Lot/Residential
  Development
Vallejo, CA                         $  525,000          $   43,569              $  83,949        $           0

Commerical Lot
Sacramento, CA                      $  300,000 (2)      $   49,828              $  36,500        $           0

Office Building
Monterey, CA                        $  550,000          $1,544,247 (4)          $  30,077        $           0

Residential Lot
Grass Valley, CA                    $    55,000         $      380              $   6,302        $           0

Commercial Space
Oakland, CA                         $    29,855         $        0              $  31,708        $           0

Undeveloped Land
Los Gatos, CA                       $  571,853          $        0              $134,878         $           0

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

     The Partnership has entered into partnership, as a limited partner, with a licensed general contractor on the the residential lots located in Carmel Valley, California to build and sell detached, single family residences. It is anticipated that all infrastructure woek including roads and utilities will be completed by the end of 1995. The joint venture owns 30 residential lots with an opttion to purchase 34 additonal lots at $90,000 per lot. Sales of residential units is anticipated to begin in 1996.

     The Partnership has fully leased out the office building located in Monterey, California with the most recent lease beginning on October 1, 1995.

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



Dated:  November 15, 1995                       OWENS MORTGAGE INVESTMENT FUND
                                                a California Limited Partnership
                                                (Registrant)

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