Form 10-QT
period 1996-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 1996-05-15
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1996

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


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

             BALANCE SHEETS -- MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                             March 31               December 31
                                                                               1996                      1995
                                                                               ----                      ----
                                                          ASSETS
Cash and cash equivalents (Note 2)                                         $  2,769,249           $  5,056,358
Certificates of Deposit                                                       1,000,000                850,000
Loans secured by trust deeds (Notes 2 and 3)                                155,640,988            151,350,591
less:  Allowance for loan losses (Note 2)                                    (3,250,000)            (3,250,000)
Real estate held for sale (Note 5)                                            9,518,547              9,012,359
Unsecured Loan to General Partner (Note 4)                                    1,687,330              1,023,232
Interest receivable                                                           1,296,367              1,359,228
Other assets                                                                     59,074                      0
                                                                            -----------            -----------
Total Assets                                                               $168,721,555           $165,401,768
                                                                            ===========            ===========


                                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                                              $    499,800           $    489,157
Payable to General Partner                                                       44,124                152,000
Deferred income                                                                  60,496                      0
Other liabilities                                                                49,740                 16,168
                                                                            -----------            -----------
Total Liabilities                                                               654,160                657,325
                                                                            -----------            -----------

PARTNERS' CAPITAL:
General partners (Note 6)                                                     1,649,167              1,623,526
Limited partners (Note 6)                                                   166,418,228            163,120,917
                                                                            -----------            -----------
Total Partners' Capital                                                     168,067,395            164,744,443
                                                                            -----------            -----------
Total Liabilities and Partners' Capital                                    $168,721,555           $165,401,768
                                                                            ===========            ===========

                     The accompanying notes are an integral
                             part of these financial
                                   statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                            FOR THE THREE MONTHS ENDED
                                                                       March 31              March 31
                                                                         1996                  1995
                                                                         ----                  ----
  REVENUES:
        Interest income on loans secured by trust deeds              $ 4,051,584           $ 3,830,641
        Other interest income                                             34,266                33,058
                                                                       ---------             ---------
        Total revenues                                               $ 4,085,850           $ 3,863,699
                                                                       ---------             ---------

OPERATING EXPENSES:
        Management Fees (Note 6)                                     $   204,348           $   268,237
        Promotional interest (Note 3)                                     16,398                22,148
        Administrative                                                    14,129                14,129
        Legal and accounting                                              49,148                22,750
        Net Real Estate Owned operations                                 137,648                54,857
        Other                                                                497                     0
                                                                       ---------             ---------
        Total operating expenses                                     $   422,168           $   382,121
                                                                       ---------             ---------
        Net income                                                   $ 3,663,682           $ 3,481,578
                                                                       =========             =========

        Net income allocated to general partner                      $    35,909           $    34,078
                                                                       =========             =========

Net income allocated to limited partners                             $ 3,627,773           $ 3,447,500
                                                                       =========             =========

      Net income per limited partnership
  unit (Note 8)                                                            $.022                 $.022
                                                                            ====                  ====

                     The accompanying notes are an integral
                       part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnersbip)

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1996 and 1995

                                                                      March 31                     March
                                                                        1996                       1995
                                                                        ----                       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                   $ 3,663,682               $  3,481,578

Adjustments to reconcile net Income
      to net cash provided by operating activities
         (Increase) in interest receivable                                 62,861                    (75,226)
         Increase (decrease) in accrued distribution
           payable                                                         10,643                     31,353
         Increase (decrease) in accounts payable/
           payable to General Partner                                     (74,304)                  (298,728)
         (Increase) in other assets                                       (59,074)                         0
         Increase (decrease) in deferred income                            60,496                     75,085
                                                                       ----------                 ----------
         Total adjustment                                                     622                   (267,516)
                                                                       ----------                 ----------
           Net cash provided by operating activities                    3,664,304                  3,214,062
                                                                       ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of loans secured by  trust deeds                   (12,679,134)               (11,481,679)
         Principal collected                                             (165,153)                   892,446
         Loan payoffs                                                   7,889,792                 10,945,432
         Investments in real estate                                      (506,188)                (2,094,484)
         Investments in Certificates of Deposit (net)                    (150,000)                         0
                                                                       -----------                ----------
           Net cash provided by (used in)
             investing activities                                      (5,610,683)                (1,738,285)
                                                                       ----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of partnership Units                        3,793,018                  4,894,455
         Cash distributions                                            (1,470,289)                (1,405,094)
         Capital withdrawals                                           (2,663,459)                (2,425,271)
                                                                       ----------                 ----------
           Net cash provided by (used in)
             financing activities                                        (340,730)                 1,064,090
                                                                       -----------                ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          (2,287,109)                 2,539,867
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   5,056,358                  2,153,706
                                                                       ----------                 ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                       $ 2,769,249                $ 4,693,573
                                                                       ==========                 ==========

                                          The accompanying notes are an integral
                                           part of these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


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

The general partners are authorized to offer and sell and have outstanding up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interest in the Partnership. Limited Partnership Units outstanding were 169,492,501 at March 31, 1996. As of March 31, 1996, the Partnership had registered $321,570,324 of limited partnership interests with the Securities and Exchange Commission.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following items comprise the significant accounting policies that the Partnership follows in preparing and presenting its financial statements.

    (a)  Loans Secured by Trust Deeds

Loans secured by trust deeds are acquired from OFG and are recorded at cost. Interest income on loans is accrued by the simple interest method. Effecitve January 1, 1995, the Partnership adopted the Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under Statement No. 114, a loan is impaired when, based on current information or events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. Statement No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 118 clarifies interest income recogntion and disclosure provisions of Statement No. 114. The adoption of these statements do not have a material effect on the financial statements of the Partnership.

The Partnership recognizes interest income on impaired loans using the cash-basis method of accounting. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

    (b)  Allowance for Loan Losses

The Partnership maintains an allowance for loan losses equal to $3,250,000 as of March 31, 1996. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

Through October 31, 1994, OFG made all delinquent interest payments on Partnership loans originated prior to May 1, 1993 on a non-recourse basis. However, effective November 1, 1994, OFG discontinued its practice of making such payments for certain loans which were originated prior to May 1, 1993 and which were more than 90 days delinquent. Such loans totaled $8,486,000 as of March 31, 1996. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is a significant doubt as to the collectibility of interest or principal from either the borrower or OFG or when the payment of principal or interest is ninety days past due, unless OFG continues to advance interest payments to the Partnership. As of March 31, 1996 and December 31, 1995, the Partnership had loans totaling $11,310,000 and $12,037,000, respectively, that were more than ninety days delinquent of which $10,073,000 and $8,309,000, respectively, were classified as non-accrual loans.

  The Partnership's investment in loans for which OFG has provided advances for delinquent interest payments over 90 days was $1,237,000 and $3,728,000 at March 31, 1996 and December 31, 1995, respectively.

  Advances for delinquent interest payments and other payments, such as property taxes and mortgage interest pursuant to senior indebtedness, and development costs made to or on behalf of the Partnership by OFG for the three months ended March 31, 1996 and for the twelve months ended December 31, 1995 which had not been reimbursed by the borrower as of the same date, totaled approximately $250,000 and $1,218,000, respectively. The Partnership has no obligation to repay these advances to OFG.

  In addition, OFG purchased a note from the Partnership at its face value of $870,000, foreclosed on and obtained title to the underlying real estate. During 1995, OFG assumed the Partnership's interest a loan at the face amount of $591,000 and was foreclosed out of such loan by the senior lienholder. Furthermore, during 1995, OFG assumed the obligation to the Partnership for a shortfall of $525,000 on the payoff of a Partnership loan (see Note 4).

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

    (e)    Real Estate Held for Sale

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan plus any additional capitalized costs, inclusive of any senior indebtedness, or the property's estimated fair market value, less estimated cost to sell.

    (f)    Income Taxes

No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.


(3)     LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of March 31, 1996 and December 31, 1995 were as follows:

                                              March 31               December 31
                                                1996                     1995

         Income-producing properties       $145,690,028             $142,597,751
         Single-family residences             2,591,305                2,249,616
         Unimproved land                      7,359,655                6,503,224
                                            -----------              -----------
                                           $155,640,988             $151,350,591
                                            ===========              ===========

         First mortgages                   $140,575,776             $136,110,802
         Second mortgages                    14,487,077               14,660,759
         Third mortgages or all-inclusive
           deeds of trust                       578,135                  579,030
                                            -----------              -----------
                                           $155,640,988             $151,350,591
                                            ===========              ===========

Loan maturities range from 1996 to 2011, with approximately 43% ($67,365,000) of the loan principal outstanding at March 31, 1996 maturing in 1996 and 1997. These maturities include $16,032,000 in loans which are past maturity as of March 31, 1996, of which $8,176,000 represents loans for which interest payments are delinquent over 90 days. The Partnership refinanced loans totaling $1,044,000 and $19,466,000 during the three months ended March 31, 1996 and the year ended December 31, 1995, respectively, thereby extending the maturity dates of such loans.

The  Partnership's  total  investment  in loans  delinquent  over ninety days is
$11,310,000   and   $12,037,000  at  March  31,  1996  and  December  31,  1995,
respectively. As of March 31, 1996 and December 31, 1995, OFG is providing non-recourse advances for the delinquent interest payments on $1,237,000 and $3,728,000, respectively, of such loans.

As of March 31, 1996 and December 31, 1995, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 73% ($113,204,000) and 79% ($120,744,000), respectively of the loan portfolio. The Northern California region is a large geographic area which has a diversified economic base. The ability of the borrowers to repay loans is influenced by the strength of the region and the impact of prevailing forces on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.



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

During 1994, OFG sold one property acquired through foreclosure proceedings on a Partnership loan assumed in 1993 and was foreclosed out of the second position by the holder of the first deed of trust on a Partnership loan assumed in 1994. The proceeds from these transactions were insufficient to repay the Partnership's investment in the related mortgage notes. Though under no obligation to do so, OFG assumed the losses of $960,512 and added this amount to the outstanding balance of the unsecured note payable.

During 1995, OFG assumed the obligation to the Partnership for a shortfall on the discounted payoff of a mortgage and was foreclosed out of the second position of a loan by the holder of the first deed of trust on a Partnership loan assumed in 1995. Though under no obligation to do so, OFG assumed the losses on these transactions of $902,357 and added this amount to the outstanding balance of the unsecured note payable.

During the first quarter of 1996, OFG assumed the obligation to the Partnership on a loan in the amount of $870,000 and foreclosed on the property securing such loan. This amount was added to the outstanding balance of the unsecured note payable.

As of March 31, 1996, OFG has repaid $2,456,651 in principal on this unsecured loan leaving a balance due of $1,687,330. The note carries an interest rate of 8% and is current.


(5)     REAL ESTATE HELD FOR SALE AND MORTGAGE PAYABLE

Real estate held for sale at March 31, 1996 consists of the following properties acquired through foreclosure in 1993, 1994 and 1995:

         Warehouse, Merced, California, net of valuation
              allowance of $350,000 as of March 31, 1996             $   650,000
         Residential lots, Carmel, California                          2,780,104
         Light industrial, Emeryville, California                        925,000
         70% interest in undeveloped land, Vallejo, California           568,569
         Commercial lot, Sacramento, California, net of valuation
              allowance of $250,000 as of March 31, 1996                 299,828
         Office building, Monterey, California                         2,126,426
         Undeveloped land, Los Gatos, California                         571,853
         Residential lot, Grass Valley, California                        55,380
         Retail lot, Milpitas, California and Residence,
           Campbell, California                                          661,531
         Commercial building, Sacramento, California                     850,000
         Apartments/Commercial Use, Oakland, California                   29,856
                                                                       ---------
              Total                                                   $9,518,547
                                                                       =========

Real estate held for sale has increased in recent years due to the Corporate General Partner's policy to not acquire such properties through foreclosure. In addition, the Partnership has invested substantial amounts of capital ($1,680,104) in excess of the mortgage balances in the residential lots located in Carmel Valley, California during the development process.


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

Distributions are made monthly to the partners in proportion to the respective units owned during the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in January, 1996 and April, 1996 on their capital balances at March 31, 1996 and December 31, 1995, respectively.

The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $2,175,804 and $2,076,484 for the three months ended March 31, 1996 and 1995, respectively.

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

    (c)    Promotional Interest of General Partners

The general partners contributed cash to the Partnership's capital in the amount of 0.5% of the limited partners aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners contributions. This promotional interest of the general partners of up to 1/2 of 1% is expensed monthly to the Partnership and credited as a contribution to the general partners capital account as additional compensation. As of March 31, 1996, the general partners had made cash capital contributions of $841,974 to the Partnership. The general partners have agreed not to withdraw any portion of this capital from the Partnership, even though it exceeds the 1/2 of 1% requirement, but they are not required to make any further cash capital contributions to the Partnership until the amount falls below the 1/2 of 1% requirement.

The promotional interest expense charged to the Partnership was $16,398 and $22,148 for the three months ended March 31, 1996 and 1995.


(7)     CONTINGENCY RESERVES

In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves (as defined) in an aggregate amount of at least 1.5% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $841,974 at March 31, 1996), up to a maximum of .5% of the limited partners' capital contributions, will be available as additional contingency reserve, if necessary.

The contingency reserves required at March 31, 1996 and December 31, 1995 were approximately $3,390,000 and $3,324,000, respectively. Cash and cash equivalents as of the same dates were restricted accordingly.


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

Interest income on loans secured by trust deeds is collected by OFG and, along with advances on certain delinquent loans, is remitted to the Partnership. Interest receivable from OFG amounted to $1,296,367 and $1,359,228 at March 31, 1996 and December 31, 1995, respectively.

OFG may, at its sole discretion and on a monthly basis, adjust the servicing and management fees as long as such fees do not exceed the allowable .25% and 2.75% annual limits, respectively. In determining the servicing and management fees, and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Service fee payments to OFG approximated $91,000 and $99,000 for the three months ended March 31, 1996 and 1995. Management fee income to OFG earned on loans invested in by the Fund approximated $204,000and $268,000 for the three months ended March 31, 1996 and 1995, respectively.

OFG is the obligor on two notes payable to the Partnership totaling $492,322 which is secured by properties owned by OFG as of March 31, 1996. This notes are interest only, due on demand and are current. Although the terms of the loans between the Partnership and OFG may or may not be at market rate, they are considered adequate and reasonable.

OFG originates all loans the Partnership is invested in and receives an investment evaluation fee payable by borrowers or the Partnership. Such fees, payable by borrowers, earned by OFG amounted to approximately $447,000 and $263,000 for the three months ended March 31, 1996 and 1995, respectively.

OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $32,000 and $16,000 for the three months ended March 31, 1996 and 1995, respectively.

Due to General Partner at March 31, 1996 and December 31, 1995 consists of unreimbursed costs and expenses payable to OFG.
(9)     NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three month periods. These amounts were $168,332,201 and $157,579,824 for the three months ended March 31, 1996 and 1995, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

The net income increase of $182,000 (5.23%) for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 was primarily attributable to the increase in mortgage investments and other notes receivable held by the Partnership from $145,948,000 to $157,328,000 for the three months ended March 31, 1995 and 1996, respectively.

The Partnership experienced a decrease in its average net yield from 8.86% to 8.63% for the three months ended March 31, 1995 and 1996, respectively. The net yield represents the net income of the Partnership after all expenses with the exception of the provision for losses on loans or Real Estate Owned. These variations in yield are minor; however, the gross income of the Partnership has been reduced partially due to the fact that, as of November 1, 1994, the Corporate General Partner discontinued its previous practice of making payments on certain delinquent loans held by the Partnership which were originated prior to May 1, 1993. Non-performing loans held by the Partnership on which the Corporate General Partner was not advancing payments increased from approximately $5,790,000 (3.8% of the loan portfolio) to approximately $10,073,000 (6.5% of the loan portfolio) as of March 31, 1995 and March 31, 1996, respectively. The Corporate General Partner has significantly reduced the management fees it collects to offset the loss of revenue to the Partnership. Management fees paid to the Corporate General Partner decreased from approximatley $268,000 to $204,000 for the three months ended March 31, 1995 and 1996, respectively.

Portfolio Review

The number of Partnership mortgage investments decreased from 236 to 235 as of March 31, 1995 and 1996, respectively. The average loan balance in this period increased from $615,139 to $662,302 as of March 31, 1995 and 1996, respectively. This average loan increase reflects the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner had previously made all periodic interest payments to the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not advance delinquent interest or principal. As of March 31, 1996, there were $10,073,000 in loans held by the Partnership on which payments were more than 90 days delinquent and on which payments were not being advanced by the Corporate General Partner. The Corporate General Partner has advanced approximately $87,000 in delinquent interest payments to the Partnership from January 1, 1996 to March 31, 1996 that had not been collected from the borrower by the Corporate General Partner as of March 31, 1996.

Approximately $11,310,000 (7.7%) and $12,037,000 (8.0%) of the loans invested in by the Fund were more than 90 days delinquent in payment as of March 31, 1996 and December 31, 1995, respectively. Of these amounts, approximately $4,736,000 (3.0%) and $8,484,000 (5.8%) were in the process of foreclosure as of March 31, 1996 and and December 31, 1995, respectively.

A loan loss reserve in the amount of $3,250,000 and $2,750,000 was maintained on the books of the Partnership as of March 31, 1996 and 1995, respectively. As of this date the General Partners have determined that this loan loss reserve is adequate.

As of March 31, 1996 and December 31, 1995 approximately 73% and 79%, respectively of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on March 31, 1996 and December 31, 1995:

                                                     Principal Amount
                                                March 31          December 31
                                                  1996                1995
                                                  ----                ----
                                                 (000)                (000)

Single-Family Dwellings                       $    2,591         $    2,250
Income-Producing Property                        145,690            142,598
Unimproved Land                                    7,360              6,503
                                                 -------            -------
                                                $155,641           $151,351
                                                 =======            =======

First Mortgages                                 $140,576           $136,111
Second Mortgages                                  14,487             14,661
Third Mortgages or All-inclusive
  Deeds of Trust                                     578                579
                                                 -------            -------
                                                $155,641           $151,351
                                                 =======            =======

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1993 through March 31, 1996:

                                                Delinquent              Year
                       Principal                 Interest             Foreclosed
                       $1,025,581                 $150,295               1993
                           58,000                    4,417               1994
                        2,501,308                  252,810               1995
                          870,000                   58,000               1996

The Corporate General Partner has advanced all delinquent interest to the Partnership on the loans foreclosed on in 1993, 1994 and 1995. The delinquent interest on the loan foreclosed on in 1996 was never advanced to the Partnership by the Corporate General Partner. Of these foreclosed loans the Partnership held two mortgages totaling $492,322 as of March 31, 1996.


Real Estate Owned
The Partnership currently holds title to the following nine properties which were foreclosed on during 1993, 1994 and 1995:

                                        Fund               Additional
                                        Loan               Capitalized             Delinquent          Senior
Description                            Amount                 Costs               Interest (1)          Loans
- -----------                            ------                 -----               ------------          -----
Light Industrial Warehouse
Merced, CA                               $1,000,000(2)      $        0              $175,333        $       0

Residential Lots
Carmel Valley, CA                        $  600,000         $2,180,104 (4)          $141,750        $       0

Light Industrial Warehouse
Emeryville, CA                           $  925,000         $        0              $235,721        $       0

Commercial Lot/Residential
  Development
Vallejo, CA                              $  525,000         $   43,569              $ 83,949        $       0

Commerical Lot
Sacramento, CA                           $  500,000 (3)     $   49,828              $ 36,500        $       0

Office Building
Monterey, CA                             $  550,000         $1,576,426 (4)          $ 30,077        $       0

Residential Lot
Grass Valley, CA                         $   55,000         $      380              $  6,302        $       0

Commercial Space
Oakland, CA                              $   29,856         $        0              $ 34,134        $       0

Undeveloped Land
Los Gatos, CA                            $  571,853         $        0              $134,878        $       0

Retail Lot/Residence
Milpitas, CA/Campbell, CA                $  661,531         $        0              $ 17,500        $ 159,971

Commercial Building
Sacramento, CA                           $  850,000         $        0              $ 30,817        $       0

(1) Substantially all of the delinquent interest was advanced by OFG to the Partnership. The $83,949 of delinquent interest advanced by OFG on the Vallejo, California property has been reimbursed by the Partnership.

(2)  The book value of this asset is net of a loss allowance of $350,000.

(3)  The book value of this asset is net of a loss allowance of $250,000.

(4) Included in this balance is the payoff of a senior loan in the amount of $500,000.

(5) Included in this balance is the payoff of a senior loan in the amount of $1,425,000. This senior loan was originally $2,102,646 including late charges and fees. The Corporate General Partner arranged for this loan to be discounted at payoff.

With the exception of the light industrial warehouse located in Emeryville, California and the office building located in Monterey, California, these properties do not currently generate revenue and, as such, are operating at a deficit. With the possible exception of the light industrial warehouse located in Merced, California and the commercial land located in Sacramento, California, the General Partners believe that due to the values of these properties, the Partnership should not sustain any losses of principal on their ultimate disposition.

The Partnership has entered into a joint venture agreement with an unrelated developer/builder for the development and buildout of 30 residential lots located in Carmel Valley, California which lots are to be contributed by the Partnership to the joint venture at a future time. The joint venture agreeement provides for the Partnership to receive a priority return of principal and interest on any development capital contributed to the venture in addition to a priority return of $70,000 per lot. The Partnership is entitled to an allocation of 70% of any profits from the venture. Most of the infrastructure work including roads, drainage and utility tie-ins have been completed in the development for which the Partnership has advanced approximately $1,400,000. Construction of residential units began in February, 1996 and sales of residential units is anticipated to begin in late 1996.

The Partnership leased out the majority of the office building located in Monterey, California to a publicly-traded company at the end of 1995, and lease payments began in January, 1996. The Corporate General Partner expects to be able to operate the property profitably, lease up the remaining space and place the property on the market for sale.

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

The Partnership generally invests in relatively short-term commercial loans (1-7 years) which large financial institutions typically do not invest in. Due to this, the net income of the Partnership has in recent years remained in the range of 8.5-10 percent per year. If there were a reduction in the demand for loans originated by the Corporate General Partner and, thus, fewer loans for the Partnership to invest in, the Partnership would have to invest excess cash in shorter term investments yielding considerably less than the current investment portfolio.

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



Dated:  May 15, 1996                           OWENS MORTGAGE INVESTMENT FUND
                                               a California Limited Partnership
                                               (Registrant)

                                               By:   Owens Financial Group, Inc.
                                                     a General Partner


                                                 By:  \s\ William C. Owens
                                                      William C. Owens
                                                      President


                                                 By:  \s\ Bryan H. Draper
                                                      Bryan H. Draper
                                                      Controller
                                                      Principal Financial and
                                                        Accounting Officer