Form 10-QT
period 1996-06-30
OWENS MORTGAGE INVESTMENT FUND
filed 1996-08-14
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1996

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


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

              BALANCE SHEETS -- JUNE 30, 1996 AND DECEMBER 31, 1995


                                                                              June 30             December 31
                                                                               1996                  1995

                                                          ASSETS
Cash and cash equivalents (Note 2)                                         $  2,717,332           $  5,056,358
Certificates of Deposit                                                       1,000,000                850,000
Loans secured by trust deeds (Notes 2 and 3)                                155,033,997            151,350,591
less:  Allowance for loan losses (Note 2)                                    (3,250,000)            (3,250,000)
Real estate held for sale (Note 5)                                           11,936,638              9,012,359
Unsecured Loan to General Partner (Note 4)                                    1,477,283              1,023,232
Interest receivable                                                           1,348,350              1,359,228
Other assets                                                                     59,074                      0
                                                                            -----------            -----------
Total Assets                                                               $170,322,674           $165,401,768
                                                                            ===========            ===========


                                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                                              $    506,139           $    489,157
Payable to General Partner                                                       90,411                152,000
Deferred income                                                                  56,179                      0
Other liabilities                                                                21,168                 16,168
                                                                             ----------             ----------
Total Liabilities                                                               673,897                657,325
                                                                             ----------             ----------

PARTNERS' CAPITAL:
General partners (Note 6)                                                     1,666,295              1,623,526
Limited partners (Note 6)                                                   167,982,482            163,120,917
                                                                            -----------            -----------
Total Partners' Capital                                                     169,648,777            164,744,443
                                                                            -----------            -----------
Total Liabilities and Partners' Capital                                    $170,322,674           $165,401,768
                                                                            ===========            ===========

                     The accompanying notes are an integral
                       part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND

                       (A California Limited Partnership)

                              STATEMENTS OF INCOME

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                            June 30         June 30         June 30        June 30
                                                                              1996            1995           1996            1995
                                                                              ----            ----           ----            ----
  REVENUES:
        Interest income on loans secured by trust deeds                  $ 3,928,424      $ 3,835,233     $ 7,980,008    $ 7,665,874
        Other interest income                                                 62,166           46,455          96,432         79,513
                                                                          ----------       ----------      ----------     ----------
        Total revenues                                                   $ 3,990,590      $ 3,881,688     $ 8,076,440    $ 7,745,387
                                                                          ----------        ---------      ----------     ----------

OPERATING EXPENSES:
        Management Fees (Note 8)                                         $    12,689      $   216,531     $   217,037    $   484,768
        Promotional interest (Note 8)                                          7,768           14,152          24,166         36,300
        Administrative                                                        14,129           14,129          28,258         28,258
        Legal and accounting                                                  28,749           13,510          77,897         36,260
        Net Real Estate Owned operations                                     162,199           87,011         299,847        141,868
        Other                                                                 10,372                0          10,869              0
                                                                          ----------       ----------      ----------     ----------
        Total operating expenses                                         $   235,906      $   345,333     $   658,074    $   727,454
                                                                          ----------       ----------      ----------     ----------
        Net income                                                       $ 3,754,684      $ 3,536,355     $ 7,418,366    $ 7,017,933
                                                                          ==========       ==========      ==========     ==========

        Net income allocated to general partner                          $    37,159      $    34,085     $    73,068    $    68,883
                                                                          ==========       ==========      ==========     ==========

Net income allocated to limited partners                                 $ 3,717,525      $ 3,502,270     $ 7,345,298    $ 6,949,050
                                                                          ==========       ==========      ==========     ==========

      Net income per limited partnership
  unit (Note 8)                                                                $.022            $.022           $.043          $.045
                                                                                ====             ====            ====           ====

                          The accompanying notes are an
                  integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnersbip)

                            STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 1996 and 1995

                                                                       June 30                    June 30
                                                                        1996                       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                   $ 7,418,366               $  7,017,933

Adjustments to reconcile net Income
      to net cash provided by operating activities
         (Increase) in interest receivable                                 10,878                    (85,569)
         Increase (decrease) in accrued distribution
           payable                                                         16,982                     35,370
         Increase (decrease) in accounts payable/
           payable to General Partner                                     (56,589)                  (230,039)
         (Increase) in other assets                                       (59,074)                         0
         Increase (decrease) in deferred income                            56,179                    101,739
         Other                                                             (3,215)                         0
                                                                       ----------                 ----------
         Total adjustment                                                 (34,839)                  (178,499)
                                                                       ----------                 ----------
           Net cash provided by operating activities                    7,383,527                  6,839,434
                                                                       ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of loans secured by  trust deeds                   (27,985,653)               (24,489,252)
         Principal collected                                            1,721,381                  3,918,878
         Loan payoffs                                                  22,126,815                 20,866,929
         Investments in real estate                                    (2,924,279)                (2,922,120)
         Investments in Certificates of Deposit (net)                    (150,000)                         0
                                                                       ----------                 ----------
           Net cash provided by (used in)
             investing activities                                      (7,211,736)                (2,625,565)
                                                                       ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of partnership Units                        7,584,952                  8,220,569
         Cash distributions                                            (2,992,194)                (1,846,038)
         Capital withdrawals                                           (7,103,575)                (5,056,753)
                                                                       ----------                 ----------
           Net cash provided by (used in)
             financing activities                                      (2,510,817)                   317,778
                                                                       ----------                 ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          (2,339,026)                 4,531,647
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   5,056,358                  2,153,706
                                                                       ----------                 ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                       $ 2,717,332                $ 6,685,353
                                                                       ==========                 ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996


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

The general partners are authorized to offer and sell and have outstanding up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited Partnership Units outstanding were 171,797,951 at June 30, 1996. As of June 30, 1996, the Partnership had registered $321,570,324 of limited partnership interests with the Securities and Exchange Commission.


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

    (b)  Allowance for Loan Losses

The Partnership maintains an allowance for loan losses equal to $3,250,000 as of June 30, 1996. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate.

The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is a significant doubt as to the collectibility of interest or principal from either the borrower or OFG or when the payment of principal or interest is ninety days past due, unless OFG continues to advance interest payments to the Partnership. As of June 30, 1996 and December 31, 1995, the Partnership had loans totaling $11,031,000 and $12,037,000, respectively, that were more than ninety days delinquent of which $10,224,000 and $8,309,000, respectively, were classified as non-accrual loans.

  The Partnership's investment in loans for which OFG has provided advances for delinquent interest payments over 90 days was $807,000 and $3,728,000 at June 30, 1996 and December 31, 1995, respectively.

  Advances for delinquent interest payments and other payments, such as property taxes and mortgage interest pursuant to senior indebtedness, and development costs made to or on behalf of the Partnership by OFG for the six months ended June 30, 1996 and for the twelve months ended December 31, 1995 which had not been reimbursed by the borrower as of the same date, totaled approximately $237,000 and $1,218,000, respectively. The Partnership has no obligation to repay these advances to OFG.

  In addition, OFG purchased a note from the Partnership at its face value of $870,000 and foreclosed on and obtained title to the underlying real estate in the first quarter of 1996. During 1995, OFG assumed the Partnership's interest in a loan at the face amount of $591,000 and was foreclosed out of such loan by the senior lienholder. Furthermore, during 1995, OFG assumed the obligation to the Partnership for a shortfall of $525,000 on the payoff of a Partnership loan (see Note 4).

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


(3)     LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of June 30, 1996 and December 31, 1995 were as follows:

                                                                       June 30                December 31
                                                                        1996                     1995

         Income-producing properties                                 $145,657,689             $142,597,751
         Single-family residences                                       3,540,316                2,249,616
         Unimproved land                                                5,835,992                6,503,224
                                                                      -----------              -----------
                                                                     $155,033,997             $151,350,591
                                                                      ===========              ===========

         First mortgages                                             $140,110,701             $136,110,802
         Second mortgages                                              14,346,080               14,660,759
         Third mortgages or all-inclusive deeds of trust                  577,216                  579,030
                                                                      -----------              -----------
                                                                     $155,033,997             $151,350,591
                                                                      ===========              ===========

Loan maturities range from 1996 to 2011, with approximately 43% ($67,063,000) of the loan principal outstanding at June 30, 1996 maturing in 1996 and 1997. These maturities include $16,787,000 in loans which are past maturity as of June 30, 1996, of which $5,627,000 represents loans for which interest payments are delinquent over 90 days. The Partnership refinanced loans totaling $1,562,000 and $16,350,000 during the six months ended June 30, 1996 and the year ended December 31, 1995, respectively, thereby extending the maturity dates of such loans.

The  Partnership's  total  investment  in loans  delinquent  over ninety days is
$11,031,000   and   $12,037,000   at  June  30,  1996  and  December  31,  1995,
respectively. As of June 30, 1996 and December 31, 1995, OFG is providing non-recourse advances for the delinquent interest payments on $807,000 and $3,728,000, respectively, of such loans.

As of June 30, 1996 and December 31, 1995, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 73% ($112,600,000) and 79% ($120,744,000), respectively of the loan portfolio. The Northern California region is a large geographic area which has a diversified economic base. The ability of the borrowers to repay loans is influenced by the strength of the region and the impact of prevailing forces on the value of real estate. Such loans are secured by deeds of trust on real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the basis in the loan balance and to record a deed of trust on the underlying property.


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

As of June 30, 1996, OFG has repaid $2,666,698 in principal on this unsecured loan leaving a balance due of $1,477,283. The note carries an interest rate of 8% and is current.


(5)     REAL ESTATE HELD FOR SALE AND MORTGAGE PAYABLE

Real estate held for sale at June 30, 1996 consists of the following properties acquired through foreclosure in 1993, 1994, 1995 and 1996:

         Warehouse, Merced, California, net of valuation
              allowance of $350,000 as of June 30, 1996                               $   650,000
         Residential lots and residential units in
           construction, Carmel, California                                             3,625,944
         Light industrial, Emeryville, California                                         922,032
         70% interest in undeveloped land, Vallejo, California                            568,569
         Commercial lot, Sacramento, California, net of valuation
              allowance of $250,000 as of June 30, 1996                                   299,828
         Office building, Monterey, California                                          2,110,076
         Undeveloped land, Los Gatos, California                                          571,853
         Residential lot, Grass Valley, California                                         55,380
         Retail lot, Milpitas, California and Residence,
           Campbell, California                                                           661,531
         Commercial building, Sacramento, California                                      550,000
         Residential lots, Sonora, California                                           1,691,425
         Undeveloped land, Reno, Nevada                                                   230,000
                                                                                       ----------
              Total                                                                   $11,936,638
                                                                                       ==========

Real estate held for sale has increased in recent years due to the Corporate General Partner's policy to not acquire such properties through foreclosure. In addition, the Partnership has invested substantial amounts of capital ($2,525,944) in excess of the mortgage balances in the residential lots located in Carmel Valley, California during the development process.


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

Distributions are made monthly to the partners in proportion to the respective units owned during the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in January, 1996 and July, 1996 on their capital balances at December 31, 1995 and June 30, 1996, respectively.

The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $4,401,944 and $4,171,893 for the six months ended June 30, 1996 and 1995, respectively.

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

    (c)    Promotional Interest of General Partners

The general partners contributed cash to the Partnership's capital in the amount of 0.5% of the limited partners aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners contributions. This promotional interest of the general partners of up to 1/2 of 1% is expensed monthly to the Partnership and credited as a contribution to the general partners capital account as additional compensation. As of June 30, 1996, the general partners had made cash capital contributions of $850,537 to the Partnership. The general partners have agreed not to withdraw any portion of this capital from the Partnership, even though it exceeds the 1/2 of 1% requirement, but they are not required to make any further cash capital contributions to the Partnership until the amount falls below the 1/2 of 1% requirement.

The promotional interest expense charged to the Partnership was $7,768 and $14,152 for the three months ended June 30, 1996 and 1995, respectively, and $24,166 and $36,300 for the six months ended June 30, 1996 and 1995, respectively.


(7)     CONTINGENCY RESERVES

In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves (as defined) in an aggregate amount of at least 1.5% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $850,537 at June 30, 1996), up to a maximum of .5% of the limited partners' capital contributions, will be available as additional contingency reserve, if necessary.

The contingency reserves required at June 30, 1996 and December 31, 1995 were approximately $3,436,000 and $3,324,000, respectively. Cash and cash equivalents as of the same dates were restricted accordingly.


(8)     TRANSACTIONS WITH AFFILIATES

OFG is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The maximum management fee is reduced to 1.75% per annum if OFG has not provided during the preceeding calendar year any of the certain services defined in the limited partnership agreement.

All of the Partnership's loans are serviced by OFG, in consideration for which OFG receives fees up to .25% per annum of the unpaid principal balance of the loans. Servicing fees are paid from the interest income of the loans collected from the borrowers.

Interest income on loans secured by trust deeds is collected by OFG and, along with advances on certain delinquent loans, is remitted to the Partnership. Interest receivable from OFG amounted to $1,348,350 and $1,359,228 at June 30, 1996 and December 31, 1995, respectively.

OFG may, at its sole discretion and on a monthly basis, adjust the servicing and management fees as long as such fees do not exceed the allowable .25% and 2.75% annual limits, respectively. In determining the servicing and management fees, and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Service fee payments to OFG approximated $77,000 and $100,000 for the three months ended June 30, 1996 and 1995, respectively and $168,000 and $199,000 for the six months ended June 30, 1996 and 1995, respectively.. Management fee income to OFG earned on loans invested in by the Fund approximated $13,000 and $217,000 for the three months ended June 30, 1996 and 1995, respectively and $217,000 and $485,000 for the six months ended June 30, 1996 and 1995, respectively.

OFG is the obligor on two notes payable to the Partnership totaling $492,322 which are secured by properties owned by OFG as of June 30, 1996. These notes are interest only, due on demand and are current. Although the terms of the loans between the Partnership and OFG may or may not be at market rate, they are considered adequate and reasonable.

OFG originates all loans the Partnership is invested in and receives an investment evaluation fee payable by borrowers or the Partnership. Such fees, payable by borrowers, earned by OFG amounted to approximately $469,000 and $539,000 for the three months ended June 30, 1996 and 1995, respectively and $916,000 and $861,000 for the six months ended June 30, 1996 and 1995, respectively.

OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $60,000 and $34,000 for the three months ended June 30, 1996 and 1995, respectively and $92,000 and $71,000 for the six months ended June 30, 1996 and 1995, respectively.

Due to General Partner at June 30, 1996 and December 31, 1995 consists of unreimbursed costs and expenses payable to OFG.


(9)     NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three and six month periods. These amounts were $170,271,917 and $156,455,920 for the three months ended June 30, 1996 and 1995, respectively and $169,302,059 and $154,497,743 for the six months ended June 30, 1996 and 1995, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

The net income increases of $218,000 (6.17%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and of $400,000 (5.71%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 were primarily attributable to the increases in the average mortgage investments and other notes receivable held by the Partnership from $148,136,000 to $156,531,000 for the three months ended June 30, 1995 and 1996, respectively and from $148,661,000 to $156,929,000 for the six months ended June 30, 1996 and 1995, respectively.

The Partnership experienced decreases in its average net yield from 8.85% to 8.72% for the three months ended June 30, 1995 and 1996, respectively and from 8.86% to 8.65% for the six months ended June 30, 1995 and 1996, respectively. The net yield represents the net income of the Partnership after all expenses with the exception of the provision for losses on loans or Real Estate Owned. These variations in yield are minor; however, the gross income of the Partnership has been reduced partially due to the fact that, as of November 1, 1994, the Corporate General Partner discontinued its previous practice of making payments on certain delinquent loans held by the Partnership which were originated prior to May 1, 1993. Non-performing loans held by the Partnership on which the Corporate General Partner was not advancing payments increased from approximately $8,681,000 (6.0% of the loan portfolio) to approximately $10,224,000 (6.6% of the loan portfolio) as of June 30, 1995 and 1996, respectively.

In addition to the increase in non-performing loans, there has been an increase in the Partnership's real estate held for sale which operates at an overall loss. Although real estate held for sale is expected to generate profits in subsequent periods, it currently has a negative effect on earnings. Real estate held for sale increased from $7,135,000 to $11,937,000 as of June 30, 1995 and 1996, respectively. Approximately $2,230,000 of the increase has been due to additional capitalized costs associated with the development of the Carmel Valley Ranch property. (See "Real Estate Owned").

The Corporate General Partner has significantly reduced the management fees it collects to offset the loss of revenue to the Partnership. Management fees paid to the Corporate General Partner decreased from approximately $217,000 to $13,000 for the three months ended June 30, 1995 and 1996, respectively and from $485,000 to $217,000 for the six months ended June 30, 1995 and 1996, respectively..


Portfolio Review

The number of Partnership mortgage investments decreased from 239 to 232 as of June 30, 1995 and 1996, respectively. The average loan balance increased from $607,570 to $668,250 as of June 30, 1995 and 1996, respectively. This average loan increase reflects the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner had previously made all periodic interest payments to the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not advance delinquent interest or principal. As of June 30, 1996, there were $10,224,000 in loans held by the Partnership on which payments were more than 90 days delinquent and on which payments were not being advanced by the Corporate General Partner. The Corporate General Partner has advanced approximately $50,000 in delinquent interest payments to the Partnership from January 1, 1996 to June 30, 1996 that had not been collected from the borrower by the Corporate General Partner as of June 30, 1996.

Approximately $11,031,000 (7.1%) and $12,037,000 (8.0%) of the loans invested in by the Fund were more than 90 days delinquent in payment as of June 30, 1996 and December 31, 1995, respectively. Of these amounts, approximately $5,545,000 (3.6%) and $8,484,000 (5.8%) were in the process of foreclosure as of June 30, 1996 and and December 31, 1995, respectively.

A loan loss reserve in the amount of $3,250,000 was maintained on the books of the Partnership as of June 30, 1996 and December 31, 1995. As of this date the General Partners have determined that this loan loss reserve is adequate.

As of June 30, 1996 and December 31, 1995 approximately 73% and 79%, respectively of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on June 30, 1996 and December 31, 1995:

                                                  Principal Amount
                                           June 30               December 31
                                            1996                    1995
                                            ----                    ----
                                           (000)                   (000)

Single-Family Dwellings                  $  3,540                $  2,250
Income-Producing Property                 145,658                 142,598
Unimproved Land                             5,836                   6,503
                                          -------                 -------
                                         $155,034                $151,351
                                          =======                 =======

First Mortgages                          $140,111                $136,111
Second Mortgages                           14,346                  14,661
Third Mortgages or All-inclusive
  Deeds of Trust                              577                     579
                                          -------                 -------
                                         $155,034                $151,351
                                          =======                 =======

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1993 through June 30, 1996:

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

The Corporate General Partner has advanced all delinquent interest to the Partnership on the loans foreclosed on in 1993, 1994 and 1995. The delinquent interest on the loan foreclosed on in 1996 was never advanced to the Partnership by the Corporate General Partner. Of these foreclosed loans the Partnership held two mortgages totaling $492,322 as of June 30, 1996 on which the Corporate General Partner was making payments which were current.


Real Estate Owned
The Partnership currently holds title to the following nine properties which were foreclosed on during 1993, 1994, 1995 and 1996:

                                        Fund               Additional
                                        Loan               Capitalized             Delinquent            Senior
Description                            Amount                 Costs               Interest (1)            Loans
- -----------                            ------                 -----               ------------            -----
Light Industrial Warehouse
Merced, CA                           $1,000,000 (2)        $        0              $175,333           $      0

Residential Lots and Homes
  in Construction
Carmel Valley, CA                    $  600,000            $3,025,944 (4)          $141,750           $      0

Light Industrial Warehouse
Emeryville, CA                       $   925,000           $        0              $235,721           $      0

Commercial Lot/Residential
  Development
Vallejo, CA                          $   525,000           $    43,569             $  83,949          $      0

Commerical Lot
Sacramento, CA                       $   500,000 (3)       $    49,828             $  36,500          $      0

Office Building
Monterey, CA                         $   550,000           $ 1,576,426 (5)         $  30,077          $      0

Residential Lot
Grass Valley, CA                     $    55,000           $       380             $   6,302          $      0

Undeveloped Land
Los Gatos, CA                        $   571,853           $         0             $ 134,878          $      0

Retail Lot/Residence
Milpitas, CA/Campbell, CA            $   661,531           $         0             $  17,500          $159,971 (6)

Commercial Building
Sacramento, CA                       $   550,000           $         0             $  30,817          $      0

Residential Lots
Sonora, CA                           $ 1,691,425           $         0             $ 363,636          $      0

Undeveloped Land
Reno, NV                             $   230,000           $          0            $       0          $      0

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

(6)    The senior loan is secured by the residence.

With the exception of the light industrial warehouse located in Emeryville, California and the office building located in Monterey, California, these properties do not currently generate revenue and, as such, are operating at a deficit. With the possible exception of the light industrial warehouse located in Merced, California, the commercial land located in Sacramento, California, and the residential lots located in Sonora, California, the General Partners believe that due to the values of these properties, the Partnership should not sustain any losses of principal on their ultimate disposition. The General Partner has not yet determined a loss allowance on the Sonora property.

The Partnership has entered into a joint venture agreement with an unrelated developer/builder for the development and buildout of 30 residential lots located in Carmel Valley, California which lots are to be contributed by the Partnership to the joint venture at a future time. The joint venture agreeement provides for the Partnership to receive a priority return of principal and interest on any development capital contributed to the venture in addition to a priority return of $70,000 per lot. The Partnership is entitled to an allocation of 70% of any profits from the venture. The infrastructure work, including roads, drainage and utility tie-ins, has been completed in the development for which the Partnership has advanced approximately $761,000. In addition, the Partnership has advanced approximately $1,765,000 for unit construction costs, taxes, fees and other costs. Construction of residential units began in February, 1996 and sales of residential units is anticipated to begin in late 1996.

The Partnership leased out the majority of the office building located in Monterey, California to a publicly-traded company at the end of 1995, and lease payments began in January, 1996. The Corporate General Partner expects to be able to operate the property profitably, lease up the remaining space and place the property on the market for sale.

The Partnership's investment in Real Estate Owned has increased during 1993, 1994, 1995 and 1996 due to the Corporate General Partner's policy to not acquire property subject to foreclosure on which the Partnership has a trust deed investment. In addition, the Partnership has invested substantial amounts in the development of the Carmel Valley project on which sales should begin in late, 1996.


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

The Partnership generally invests in relatively short-term commercial loans (1-7 years). In addition, the Corporate General Partner is generally able to fund loans in a shorter time frame than institutional lenders which allows it to collect a higher rate of interest from those borrowers that consider time to be an essential factor. Due to this, the net income of the Partnership has, in recent years, remained in the range of 8.5-10 percent per year. If there were a reduction in the demand for loans originated by the Corporate General Partner and, thus, fewer loans for the Partnership to invest in, the Partnership would have to invest excess cash in shorter term investments or reduce the interest rate charged on mortgage loans which would yield considerably less than the current investment portfolio.

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



Dated:  August 13, 1996                        OWENS MORTGAGE INVESTMENT FUND
                                               a California Limited Partnership
                                                       (Registrant)

                                               By:   Owens Financial Group, Inc.
                                                     a General Partner


                                                    By:  \s\ William C. Owens
                                                         William C. Owens
                                                         President


                                                    By:  \s\ Bryan H. Draper
                                                         Bryan H. Draper
                                                         Chief Financial Officer
                                                         Principal Financial and
                                                         Accounting Officer