Form 10KT405/A
period 1995-12-31
OWENS MORTGAGE INVESTMENT FUND
filed 1996-10-08
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995              Commission file number
                                                                   0-17248

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership
             (Exact Name of Registrant as specified in its charter)


         California                                           68-0023931
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

2221 Olympic Boulevard
Walnut Creek, California                                        94595
(Address of principal executive                               (Zip Code)
Offices)

Registrant's Telephone number,
including area code                                         (510) 935-3840

Securities to be registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
      Title of each class                                which registered
        Not applicable                                     Not applicable

Securities to be registered pursuant to Section 12(g) of the Act:

                            Limited Partnership Units
                                (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was reguired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The aggregate market value of the limited partnership interests held by nonaffiliates of the Registrant are $161,568,122.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with Registrant's Registration Statement No.33-81896 are incorporated by reference into Part IV.

Exhibit Index at page 45.

                                     Part I

Item 1.  Business

         Owens Mortgage Investment Fund, a California Limited Partnership, (the "Partnership") was organized on June 14, 1984 and invests in first, second, third, wraparound and construction mortgage loans and loans on leasehold interest mortgages. In June, 1985, the Partnership became the successor-in-interest to, and acquired the assets and limited partners of Owens Mortgage Investment Fund I, a California limited partnership formed in June 1983 with the same policies and objectives as the Partnership. In September, 1992 the Partnership changed its name from Owens Mortgage Investment Fund II to Owens Mortgage Investment Fund.
         Most of the loans invested in by the Partnership are originated by Owens Financial Group, Inc. , the corporate general partner of the Partnership (the "Corporate General Partner") although the Partnership will occasionally invest in loans purchased by the Corporate General Partner. In connection with the investment in such loans, the Partnership may in some instances seek to acquire an equity interest in the underlying real property in the form of a shared appreciation interest. To date, no shared appreciation interests have been acquired by the Partnership. The Partnership's mortgage loans are secured by mortgages on unimproved as well as improved real property and non-income producing as well as income producing real property such as apartments, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.
         The following table shows the total Partnership capital, mortgage investments and net income as of or for the years ended December 31, 1991, 1992, 1993, 1994 and 1995:

                  Mortgage                     Net
                  Capital                 Investment                  Income
   1991        $105,362,027             $  99,524,068              $  10,552,451
   1992        $124,304,467              $119,224,512              $  11,749,283
   1993        $137,583,163              $133,549,495             $    9,318,645
   1994        $151,846,728              $145,050,213              $  12,709,424
   1995        $164,744,443              $151,350,591              $  13,491,375

             As of December 31, 1995, the Partnership held investments in 240 mortgage loans, secured by real property, almost all of which is situated in Northern California. The following table sets forth the types and maturities of mortgage loan investments held by the Partnership:

                                        Number
                                      of Loans           Amount         Percent
1st Mortgages                            186         $136,110,802         89.93%
2nd Mortgages                             50           14,660,759          9.69
3rd Mortgages or all-inclusive
  deeds of trust                           2              579,030           .38
                                    --------         ------------     ----------
                                         238         $151,350,591        100.00%
                                    ========         ============     ==========

Maturing between January 1, 1996
  and December 31, 1997                  132         $ 71,236,724*        47.09%
Maturing between January 1, 1998
  and December 31, 2000                   71           55,608,921         36.74
Maturing between January 1, 2001
  and October 31, 2010                    35           24,504,946         16.17
                                   ---------       --------------     ----------
                                         238         $151,350,591        100.00%
                                   =========         ============     ==========
*  Approximately $14,700,000 is past maturity as of December 31, 1995.


Income-producing properties              210          $142,597,751        94.24%
Single-family residences                  14             2,249,616         1.49
Unimproved land                           14             6,503,224         4.27
                                   ---------          ------------    ----------
                                         238          $151,350,591       100.00%
                                   =========          ============    ==========

         Although the average mortgage balance has increased substantially in recent years, the average loan balance of the mortgage loan portfolio of
$635,927 is considered by the General Partners to be a reasonable diversification of investments concentrated in mortgages secured by commercial properties. Approximately 45% of such investments earn a fixed rate of interest with the remainder earning a variable rate of interest.
         Due to general economic conditions, the commercial real estate market has recently experienced decreases in both values and rental rates and an increase in vacancy rates. As a result of these conditions, the Corporate General Partner has developed stricter underwriting standards in relation to the financial strength of tenants, vacancy rates of comparable properties, existence and amounts of senior mortgages, general area economic development and growth, and other factors. The Corporate General Partner has continued to use relatively low loan-to-value ratios as a major criteria in making mortgage loans.
         As of December 31, 1995, the Partnership had invested in construction loans in the aggregate amount of approximately $1,655,000, and in loans in the amount of $11,981,000 that are secured by a leasehold interest.
         The Partnership has other assets in addition to its mortgage investments, comprised principally of funds held in conjunction with contingency reserve requirements and cash held for investment. As of December 31, 1995, $5,056,358 (approximately $3,324,000 representing contingency reserve funds) was invested in certificates of deposit (with staggered maturity dates to a maximum of one year), money market accounts and general banking accounts as required to transact the business of the Partnership.
         The Partnership intends to continue to invest primarily invest in first deeds of trust secured by commercial properties.

Delinquencies
         The Corporate General Partner does not regularly examine the maintenance of accepatable loan-to-value ratios for the existing portfolio. This is due to the fact that the majority of loans in the Partnership's portfolio mature in a relatively short period of 1-7 years. In the event that payments on a loan securing a property become delinquent, the loan is past maturity, or the General Partners learn of physical changes to the property securing the loan, changes in the area in which the property is located, changes in the economic condition of the borrower or in leased space in the property securing the loan, the General Partners will perform an internal review on the property. Such review includes, but is not limited to, a physical evaluation of the property as well as for the area in which the property is located, the financial stability of the borrower and the property's tenant mix.
         Although the Corporate General Partner is not obligated to do so, it has chosen to make interest payments to the Partnership with respect to certain delinquent loans (i.e. when the borrower has not made timely payments) with principal balances totaling $6,065,000 as of December 31, 1995 invested in by the Partnership and which were originated by the Corporate General Partner prior to May 1, 1993. For this purpose, delinquency is defined as any loan thirty days or more delinquent. For making such payments, the Corporate General Partner is entitled to a higher maximum management fee. See "Item 11. Executive Compensation". Such payments have been recorded by the Partnership as interest payments as if made by the borrower, and have not been classified as contributions by the Corporate General Partner or as loans made by the Corporate General Partner. The Partnership has no obligation to repay such amounts to the Corporate General Partner.
         Through October 31, 1994, the Corporate General Partner made all delinquent interest payments on loans originated prior to May 1, 1993. However, effective November 1, 1994, the Corporate General Partner discontinued its practice of making such payments for certain loans. The Corporate General Partner was not advancing delinquent interest payments on Partnership mortgage investments totaling $4,923,000 and $8,309,000 as of December 31, 1994 and 1995, respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from either the borrower or the Corporate General Partner or when the payment of principal or interest is ninety days past due, unless the Corporate General Partner continues to advance interest payments to the Partnership.
         As of December 31, 1995, the Partnership's portfolio included $12,037,000 (compared with $12,849,000 as of December 31, 1994) of delinquent loans representing 8% of the Partnership's investments in mortgage loans. This amount includes $3,199,000 (compared with $7,963,000 as of December 31, 1994) which was invested in loans which were in the process of foreclosure of which $854,000 (compared with $1,387,000 as of December 31, 1994) involves loans to borrowers who are in bankruptcy. The majority of loans invested in by the Partnership are secured by first trust deeds on real property and, therefore, are subject to priority treatment under applicable bankruptcy laws. Of the $12,837,000 that was delinquent as of December 31, 1994, $4,127,000 remained delinquent as of December 31, 1995. Of the $8,722,000 that was removed from delinquency during 1995, $1,850,000 became Real Estate Owned of the Partnership (see "Properties"). The Partnership was foreclosed out of an additional mortgage loan of $377,272 by a senior lienholder that was included in the delinquent balance at December 31, 1994. In addition, the Corporate General Partner assumed the obligation to the Partnership for a shortfall of $525,000 on the payoff of a Partnership loan that was included in the delinquent balance at December 31, 1994. As such, $7,910,000 of the delinquent balance as of December 31, 1995 was added subsequent to December 31, 1994. The Corporate General Partner believes that there could be partial losses of principal on these loans; therefore, an additional allowance for loan losses of $500,000 was provided for in the books of the Partnership in 1995. An allowance for loan losses of $3,250,000 and $2,750,000 is maintained in the financial statements of the Partnership as of December 31, 1995 and 1994, respectively.
         Since interest payments on such delinquent loans are not being made currently by the borrowers, the Corporate General Partner has chosen to advance interest payments on certain loans originated by the Corporate General Partner prior to May 1, 1993. However, for loans originated by the Corporate General Partner on or subsequent to May 1, 1993, which totaled approximately $106,865,000 as of December 31, 1995, the Corporate General Partner has adopted the policy to not advance delinquent interest or principal. In addition, the Corporate General Partner has chosen to cease advancing interest payments on certain loans originated by the Corporate General Partner prior to May 1, 1993. The Partnership held non-performing mortgage loan investments totaling $8,309,000 and $4,923,000 as of December 31, 1995 and 1994, respectively.
         Advances for delinquent interest payments and other payments, such as property taxes and mortgage interest pursuant to senior indebtedness, made to or on behalf of the Partnership by the Corporate General Partner during 1995 and 1994, but not collected as of December 31, 1995 and 1994, totaled approximately $1,218,000 and $1,149,000, respectively. The Partnership has no obligation to repay these advances to the Corporate General Partner.
         Following is a table representing the Partnerships investment in loans delinquent more than ninety days as of December 31, 1991, 1992, 1993, 1994 and 1995:

                                 1991             1992             1993            1994              1995
                                 ----             ----             ----            -----             ----

Delinquent Loans            $ 11,518,500      $ 11,064,500     $ 10,621,000      $ 12,837,000    $12,037,000


Total Mortgage Investments   $99,524,068      $119,224,512     $133,549,495      $145,050,213   $151,350,591


Percent of Delinquent Loans
  to Total Loans                 11.57%            9.28%            7.95%           8.85%             7.95%



         To date, the Partnership has suffered no material losses on delinquencies, defaults or foreclosures partially due to the practice of the Corporate General Partner to advance payments on certain loans originated prior to May 1, 1993 that are not timely made by the borrowers and to the prior practice of the Corporate General Partner to purchase loans from the Partnership which were at risk of causing a loss to the Partnership. There is no assurance that the Corporate General Partner will continue to make payments to the Partnership on any delinquent loan. If delinquent loan balances were to increase substantially on loans originated prior to May 1, 1993, the Corporate General Partner may decide to further suspend or reduce advances of delinquent interest to the Partnership with material adverse consequences to the Partnership and a material decrease in distributions to the Limited Partners. In addition, if a substantial portion of the loans originated on or after May 1, 1993 became delinquent, the effect would be materially adverse to the Partnership with material decreases in distributions to Limited Partners. However, the General Partners do not expect the current portfolio of delinquent loans to have a material adverse effect on the Partnership, partially due to the Corporate General Partner's voluntary practice of advancing interest payments on certain delinquent loans originated prior to May 1, 1993.
         The Corporate General Partner has in the past chosen to purchase certain loans from the Partnership at the time of foreclosure of such loans, for the unpaid principal amount thereof and accrued interest, in order to prevent the Partnership from suffering a potential loss upon such foreclosure. However, as of May 1, 1993, the Corporate General Partner adopted the policy to cease acquiring properties through foreclosure of Partnership loans, thus allowing the Partnership to acquire title to real property through foreclosure. During 1995, the Corporate General Partner acquired no properties through foreclosure which secure Partnership loans. However, during 1995, the Corporate General Partner did assume the obligations to the Partnership for a shortfall of $525,000 on the payoff of a Partnership in addition to the loss sustained by the Partnership of $377,000 due to a foreclosure of a mortgage loan by a senior lienholder.
         As of December 31, 1995, the Partnership held title to eleven separate properties on which it had loans totaling $6,016,000 prior to foreclosure. Only one of these properties generated revenue during 1995, and, as such, the properties operated at an aggregate deficit.


Allowance for Loan Losses
         An allowance for loan losses of $3,250,000 and $2,750,000 is maintained in the financial statements of the Partnership as of December 31, 1995 and 1994, respectively. The General Partners believe that, based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses as of December 31, 1995 is adequate in amount.


Unsecured Loans to Corporate General Partner
         During 1995, the Corporate General Partner assumned the obligation to the Partnership for a shorfall on the discounted payoff of a mortgage and was foreclosed out of the second position by the holder of the first deed of trust on a Partnership loan assumed in 1995. Though under no obligation to do so, the Corporate General Partner assumed the loss on these transactions of $902,000 and added this amount to the outstanding balance of the unsecured note payable to the Partnership.
         The balance of the unsecured loan due from the Corporate General Partner totals $1,023,232 and $1,249,989 as of December 31, 1995 and 1994,
respectively. The note bears interest at 8% annum and is due on demand. The Corporate General Partner continues to make monthly payments of principal and interest on this loan, and it is current.
         Although the terms of the loans between the Partnership and the Corporate General Partner may or may not be at market, they are considered fair and reasonable.


Fee Structure
         Management Fee's are payable to the Corporate General Partner on a monthly basis at a maximum annual rate of 2 3/4% per annum on the average unpaid balance of the Partnership's mortgage loans at the end of each of the 12 months in the then current calendar year. This fee is reduced to 1 3/4% per annum if the Corporate General Partner has not provided during the preceding calendar year any of the following discretionary services: (1) advanced its own funds to the Partnership to cover delinquent interest and/or principal payments on mortgage loans held by the Partnership; (2) advanced its own funds to cover any other costs associated with delinquent loans held by the Partnership, such as property taxes, insurance and legal expenses; or (3) purchased any such defaulted loans from the Partnership. The Corporate General Partner is entitled to collect the Management Fee on all loans, including those that are delinquent. This is due to the added costs to the Corporate General Partner associated with such loans including legal fees.
         Servicing Fees charged for the twelve months ended December 31, 1995 were $371,000. Management Fees charged to the Partnership for the twelve months ended December 31, 1995 were $1,432,000. During this same period, the maximum Servicing Fees and Management Fees that could have been collected by the Corporate General Partner were $374,000 and $4,117,000, respectively.


Principal Investment Objectives
         The Partnership invests primarily in mortgage loans on commercial, industrial and residential income producing real property, single-family residences and land. The terms of each loan are negotiated on a loan-by-loan basis by the Corporate General Partner.
         The Partnership's two principal investment objectives in making investments of the type described above are to: (i) preserve the capital of the Partnership; and (ii) provide monthly cash distributions to the Limited Partners. It is not an objective of the Partnership to provide tax-sheltered income. The General Partners have the authority, subject to the provisions of the Partnership Agreement, to change the Partnership's investment objectives.
         The Corporate General Partner locates and identifies virtually all mortgages in which the Partnership invests and makes all investment decisions on behalf of the Partnership in its sole discretion. In evaluating prospective investments, the Corporate General Partner considers such factors as the ratio of the amount of the investment to the value of the property by which it is secured, the property's potential for capital appreciation, expected levels of rental and occupancy rates, current and projected cash flow of the property, potential for rental increases, the degree of liquidity of the investment, geographic location of the property, the condition and use of the property, its income-producing capacity, the quality, experience and creditworthiness of the borrower, general economic conditions in the area where the property is located, and any other factors which the Corporate General Partner believes are relevant.
         Almost all loans made or invested in by the Partnership are originated by the Corporate General Partner. During the course of its business, the Corporate General Partner is continuously evaluating prospective investments. The Corporate General Partner will originate loans from referrals, brokerage organizations, additional lending to previous borrowers and personal solicitations of new borrowers. All potential mortgage loans to be made or invested in are evaluated to determine if the mortgage loan is the type made by the Partnership, if the security for the loan and the loan-to-value ratio meets the standards established by the Partnership, and if the loan may be structured in a manner to meet the Partnership's investment criteria and objectives. If the Corporate General Partner approves the loan as presented, an appraisal will be ordered on the property securing the loan, and the property will be inspected by an officer, director, agent or employee of the Corporate General Partner.
         The Partnership requires that the borrower obtain a title insurance policy as to the priority of the mortgage and the condition of title. The Partnership receives independent, on-site appraisals for each property in which it invests. All independent appraisers used by the Partnership are licensed or qualified as independent fee appraisers and are certified as one or more of the following: State Certified General Real Estate Appraiser, State Certified Residential Real Estate Appraiser and/or State Licensed Real Estate Appraiser. Such appraisals will ordinarily take into account the following factors, among others: the property; estimated building cost; community and site data; valuation of land; valuation by cost; economic market analysis and income; and correlation of the foregoing valuation methods. However, the General Partners generally rely on their own independent analysis and not exclusively on such appraisals in determining whether or not to arrange a particular mortgage loan if the General Partner's independent analysis provides for a lower valuation.


Types of Mortgage Loans
         As more fully described below, the Partnership makes and invests in first, second, third and wraparound mortgage loans, construction loans on real property, and loans on leasehold interests. The Partnership does not ordinarily make or invest in mortgage loans with a maturity of more than 15 years. All loans provide for monthly payments of interest and some also provide for principal amortization, although many Partnership loans provide for payments of interest only, with a payment of principal in full at the end of the loan term. The General Partners or their Affiliates do not originate loans with negative amortization provisions.


First Mortgage Loans
         First mortgage loans are secured by first deeds of trust on real property. Such loans are generally for terms of from one year to 10 years. In addition, such loans do not usually exceed 80% of the appraised value of improved residential real property, 50% of the appraised value of unimproved real property, and 70% of the appraised value of commercial property.


Second and Wrapround Mortgage Loans
         Second and wraparound mortgage loans are invested in by the Partnership on real property which is already subject to prior mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 80% of the appraised value of the mortgaged property, unless it is commercial property, in which case said amount does not generally exceed 70% of the appraised value of the mortgaged property. A wraparound loan is a junior mortgage loan having a principal amount equal to the outstanding balance under the existing mortgage loans plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, the Partnership generally makes principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans.


Third Mortgage Loans
         Third mortgage loans are invested in by the Partnership on real property which is already subject to prior first and second mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 70% of the appraised value of the mortgaged property unless it is commercial property, in which case said amount does not generally exceed 65% of the appraised value of the mortgaged property.


Construction Loans
         Construction loans are loans made for the renovation of developed property and for the development of undeveloped property. Construction loans invested in by the Partnership are secured by first deeds of trust on real property. Such loans are generally for terms of from six months to 2 years. In addition, if the property secured by the deed of trust is being developed, the amount of such loans does not generally exceed 70% of the appraised value of the secured property.
         Generally the Partnership will not disburse funds with respect to a particular construction loan until work in the previous phase of the project on which the loan is made has been completed and an independent inspector has verified the quality of construction and adherence to the construction plans, and reviewed the estimated cost of completing the project. In addition, the Partnership requires the submission of signed labor and material lien releases by the borrower in connection with each completed phase of the project prior to rnaking any periodic disbursements of proceeds of the loan to the borrower.


Leasehold Interest Loans
         Loans on leasehold interests are secured by the borrower's leasehold interest in the particular real property. Such loans are generally for terms of from six months to 10 years. In addition, these loans do not generally exceed 70% of the appraised value of the leasehold interest. The Partnership has made very few loans on leasehold interests. The aggregate of construction loans and loans on leasehold interests will not exceed at any time 7% of the aggregate loans outstanding of the Partnership.


Variable Rate Loans
         Approximately $82,691,000 of the Partnership's loan portfolio as of December 31, 1995 contain a variable interest rate feature. The variable rate loans originated by the General Partners use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).
         Premiums over the above described indices have varied from 250-550 basis points over the indices depending upon market conditions at the time the loan is made. Generally, an index based upon the prime rate or Treasury Bill is the most volatile, while an index based upon the cost of funds is the most stable. From January 1, 1995 through December 31, 1995 the one year Treasury Constant Maturity Index has decreased from 7.21% to 5.21%, the five year
Treasury Constant Maturity Index has decreased from 7.81% to 5.44%, the Prime Rate Index remained at 8.50% and the Monthly Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions has increased from 4.747% to 5.12%.
         It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the rate of competing investments available to the Partnership. The General Partners attempt to minimize such differential by tying variable rate loans to indices that are more sensitive to fluctuations in market rates.


Interest Rate Caps
         Interest rate caps are found in all variable rate loans originated by the Corporate General Partner. The interest rate cap most frequently used is a ceiling of 4-6 percent over a floor equal to the starting interest rate. The inherent risk in interest rate caps occurs when the general market interest rates exceed the cap rate.


Assumability
         Variable rate loans of 5 to 10 year maturities, are generally not assumable without the prior consent of the General Partners. The Partnership does not typically make or invest in other assumable loans. To minimize risk to the investors, any borrower assuming a loan is subject to the same stringent underwriting criteria as the original borrower.


Prepayment Penalties
         The prepayment penalty provisions are rarely found in loans made or invested in by the Partnership. If the Partnership's loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds.


Balloon Payment
         A majority of the loans made or invested in by the Partnership require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, such loans involve a higher risk of default than fully amortizing loans.


Equity Interests and Participation in Real Property
         Historically the Partnership has not acquired an equity interest in any of the properties securing the loans in which it has invested. As part of investing in or making a mortgage loan, the Partnership may, however, acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation.
         The Partnership foreclosed on five mortgage loans during 1995 and obtained title to the properties through such action. As of December 31, 1995, the Partnership continued to own all of these properties in addition to six other properties that it owned outright as of December 31, 1994 (see "Properties"). The Partnership may continue to acquire equity interests in real property in the future as a result of foreclosure of mortgage loans.


Standards for Mortgage Loans
         In arranging mortgage loans, the Corporate General Partner considers relevant real property and financial factors, including the condition and use of the property, its income-producing capacity and the quality, experience, and creditworthiness of the borrower.
         The Partnership does not normally invest in mortgage loans secured by multifamily residential property or commercial property unless the net annual estimated cash flow after vacancy, operating expense, and mortgage debt service deductions equals or exceeds the annual payments required on the mortgage loan. In addition, the Partnership limits the amount of its investment in any single mortgage loan, and the amount of its investment in mortgage loans to any one borrower, to 10% of the total Partnership assets as of the date the loan is made.


Mortgage Loans to Affiliates
         The Partnership will generally not invest in mortgage loans to any of the General Partners, affiliates of the General Partners, or any limited partnership or entity affiliated with or organized by the General Partners. However, the Corporate General Partner may become the obligor on a trust deed held by the Partnership in the event of foreclosure on the property securing the trust deed. As of December 31, 1995 the Partnership had loans outstanding to the Corporate General Partner secured by real property of $907,549. In addition, the Corporate General Partner had unsecured loans from the Partnership totaling $1,023,232 as of December 31, 1995 (see "Unsecured Loans to Corporate General Partner").


Purchase of Loans from Affiliates
         Although the Partnership has never done so, the Partnership may purchase loans from the General Partners or their affiliates that were originated by the General Partners or their affiliates and held for such party's own portfolio, as long as any such loan is not in default and as long as such loan otherwise satisfies all of the requirements set forth above. In addition, if such loan was not originated within the 90 days prior to its purchase by the Partnership from the General Partners or their affiliates, the General Partners or their affiliates, respectively, shall retain a minimum of a 10% interest in such loan. No such loans were purchased in 1995.


Borrowing
         The Partnership has not incurred indebtedness for the purpose of investing in mortgage loans. However, the Partnership may incur indebtedness in order to prevent default under mortgage loans which are senior to the Partnership's loans or to discharge such senior mortgage loans if this becomes necessary to protect the Partnership's investments in mortgage loans. Such short term indebtedness may be with recourse to the Partnership's assets. In addition, although the Partnership has not historically had to do so, the Partnership may incur indebtedness in order to assist in the operation of any property securing a mortgage loan that the Partnership takes over as a result of default on the loan or foreclosure.


Sale and Repayment of Mortgages
         The Partnership invests in mortgage loans and does not generally engage in real estate operations (other than when such operations are required when the Partnership forecloses on a loan in which it has made an investment or takes over management of such foreclosed property) or real estate development, and does not invest in mortgage loans primarily for sale or other disposition in the ordinary course of business. The Partnership may require a borrower to repay the mortgage loan upon sale of the mortgaged property, or when the General Partners determine that such repayment appears to be advantageous to the Partnership based upon then-current interest rates, the length of time that the loan has been held by the Partnership, and the objectives of the Partnership. The net proceeds to the Partnership from any such sale or repayment are invested in new mortgage loans or distributed to the Partners at such times and in such intervals as the General Partners in their sole discretion determine.


No Trust or Investment Company Activities
         The Partnership has not qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and, therefore, is not subject to the restrictions on its activities imposed on real estate investment trusts. The Partnership is not subject to registration as an investment company under the Investment Company Act of 1940. It is the intention of the Partnership to conduct its business in such manner as not to be deemed a dealer in mortgage loans for federal income tax purposes.


Miscellaneous Policies and Procedures
         The Partnership will not (i) issue securities senior to the Units or issue any Units or other securities for other than cash; (ii) invest in the securities of other issuers for the purpose of exercising control; (iii) underwrite the securities of other issuers; or (iv) offer securities in exchange for property.


Competition and General Economic Conditions
         The Partnership's major competitors in providing mortgage loans secured by deeds of trust on income producing and residential property are banks, savings and loan associations, thrifts, and other entities both larger and smaller than the Partnership. The principal methods of competition include the quality of the property securing the loan, the cost of borrowing funds, the response time in providing funds, the reputation and recognition of the lender, and loan servicing provided by the lender. The Partnership is in a good competitive position primarily because the Corporate General Partner generates virtually all of its loans. The Corporate General Partner has been in the business of making or investing in mortgage loans in Northern California for more than 40 years, and has developed a quality reputation and recognition within the field.
        Due to general economic conditions, the commercial real estate market in California has experienced decreases in both values and rental rates and an increase in vacancy rates in the past few years. These conditions prompted the Corporate General Partner to apply stricter underwriting standards to the financial strength of tenants, vacancy rates in comparable properties, existence and amounts of senior mortgages, area economic development and growth, and other factors. The Corporate General Partner continues to use relatively low loan-to-value ratios as a major factor in making mortgage loans.


Item 2.  Properties
         As of May 1, 1993, the Corporate General Partner changed its policy regarding the purchase of mortgage loans from the Partnership prior to foreclosure, and, as a result, the Corporate General Partner does not generally purchase mortgage loans from the Partnership prior to foreclosure. Subsequent to this change in policy, the Partnership acquired title to five properties through foreclosure during the twelve months ended December 31, 1995 in which it had loans totaling $2,511,000. The Partnership continues to hold title to the following eleven properties as of December 31, 1995:

                                     Partnership             Additional            Delinquent
                                        Loan                 Capitalized           Interest at
    Description                        Amount                   Costs              Foreclosure
50,000 s.f. Light
Industrial Warehouse
Merced, CA                             $1,000,000              $        0            $175,333

Residential Lots
Carmel Valley, CA                      $1,100,000(1)           $1,173,916            $141,750

Live/Work Industrial
Emeryville, CA                         $  925,000              $        0            $246,435

Residential Lots (70% Interest)
Vallejo, CA                            $  525,000              $   43,569            $ 83,949

Commercial Lot
Sacramento, CA                         $  500,000              $   49,828            $137,470

Residential Lot
Grass Valley, CA                       $   55,000              $      380            $  6,302

Retail Lot/Residence
Milpitas, CA/Campbell, CA              $  661,531              $        0            $      0

Commercial Property
Sacramento, CA                         $  850,000              $        0            $ 28,156

Developed Land
Los Gatos, CA                          $  557,050              $   14,803            $137,170

Office Building and
Undeveloped Land
Monterey, CA                           $  413,000              $1,713,426            $ 30,077

Office Building
Oakland, CA                            $   29,856              $        0            $ 31,708

(1) Of this amount, $600,000 represented the Partnership's loan on the property. As of December 31, 1993 this property was encumbered by a $500,000 senior mortgage loan payable to various investors and arranged and serviced by the Corporate General Partner. This senior loan was repaid during 1994 due to the fact that the interest rate on the note was greater than current investment yields to the Partnership.

         The Partnership has entered into a joint venture agreement with an unrelated developer/builder for the development and buildout of thirty residential lots located in Carmel Valley, California which are to be contributed to the joint venture at a future time. The joint venture agreement provides for the Partnership to receive a priority return of principal and interest on any development capital contributed to the venture in addition to a priority return of $70,000 per lot. 70 percent of any profits from the joint venture will inure to the Partnership. Most all infrastructure work including roads, drainage and utility tie-ins have been completed in the development for which the Partnership has advanced all development capital totaling approximately $900,000. Construction and sale of residential units is anticipated to begin in 1996.
         The Partnership leased out the majority of the office building located in Monterey, California to a publicly traded company at the end of 1995 with lease payments to begin the first part of 1996 The Corporate General Partner expects to be able to operate this property at a substantial profit, lease up the remaining space and place the property on the market for sale.
         All delinquent interest with respect to the loans which were secured by the Real Estate Held for Sale prior to foreclosure was advanced to the Partnership and to the senior lienholder, if applicable, by the Corporate General Partner. The Partnership has no obligation to reimburse the Corporate General Partner for such advances. There are no loans currently secured by any of the properties.
         Only one of these properties generated revenue during 1995, and, as such, the properties operated at an aggregate deficit. Advances of delinquent interest to the Partnership by the Corporate General Partner ceased at the date of foreclosure. Based upon reviews by the Corporate General Partner of the expected net realizable values of the properties, the Partnership has recorded a provision for losses of $600,000 on real estate held for sale as of December 31, 1995 ($250,000 on the property located in Sacramento and $350,000 on the property located in Merced).


Item 3.  Legal Proceedings
         The Partnership is not presently involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business.


Item 4.  Submission of Matters to a Vote of the Security Holders
         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information
     a. There is no established public trading market for the trading of Units.
     b. Holders: As of February 28, 1996, approximately 2,517 Limited Partners held 166,400,000 Units of limited partnership interest in the Partnership.
     c. The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions to the Limited Partners of $12,981,698 and $14,055,791 during 1994 and 1995, respectively. It is the intention of the Corporate General Partner to continue to distribute all income earned by the Partnership to the Unit holders.

Item 6.  Selected Financial Data



                         OWENS MORTGAGE INVESTMENT FUND

                       (A California Limited Partnership)
                             Selected Financial Data
                                   December 31
                                   1995             1994              1993             1992              1991
                                   ----             ----              ----             ----              ----
Loans secured by trust deeds  $151,350,591      $145,050,213     $133,549,495      $119,224,512     $ 99,524,068
less: Allowance for loan losses (3,250,000)       (2,750,000)      (2,750,000)                0                0
Real estate held for sale (net)  9,012,359         4,628,325        2,608,000                 0                0
Cash, cash equivalent and
  other assets                   8,288,818         5,697,459        5,202,246         5,540,580        6,334,896
                               -----------       -----------      -----------       -----------      -----------
Total assets                  $165,401,768      $152,625,997     $138,609,741      $124,765,092     $105,858,964
                               ===========       ===========      ===========       ===========      ===========

Liabilities               $        657,325   $       779,269   $    1,026,578    $      460,625   $      496,937

Partners' Capital
  General Partners               1,623,526         1,488,360        1,342,578         1,228,400        1,032,547
  Limited Partners             163,120,917       150,358,368      136,240,585       123,076,067      104,329,480
                               -----------       -----------      -----------       -----------      -----------
                              $164,744,443      $151,846,728     $137,583,163      $124,304,467     $105,362,027
                               -----------       -----------      -----------       -----------      -----------
Liabilities/Partners' Capital $165,401,768      $152,625,997     $138,609,741      $124,765,092     $105,858,964
                               ===========       ===========      ===========       ===========      ===========

Revenues                      $ 16,044,301      $ 15,165,534     $ 14,656,065      $ 12,581,067     $ 10,766,853

Operating Expenses
  Management Fee                 1,431,616         1,475,155        2,234,968           535,540                0
  Promotional                       69,255            72,984           72,359            97,694           97,328
  Provision for Loan Losses        500,000                 0        2,750,000                 0                0
  Provision for Losses on Real
   Estate held for sale            200,000           400,000                0                 0                0
   Other                           352,055           507,971          280,093           198,550          117,074
                               -----------       -----------      -----------       -----------      -----------

Net Income                    $ 13,491,375      $ 12,709,424     $  9,318,645      $ 11,749,283     $ 10,552,451
                               ===========       ===========      ===========       ===========      ===========

Net income allocated to
 general partner              $    135,584      $    127,726     $     90,218      $    113,750     $    102,020
                               ===========       ===========      ===========       ===========      ===========

Net income allocated to
  limited partners            $ 13,355,791      $ 12,581,698     $  9,228,427      $ 11,635,533     $ 10,450,431
                               ===========       ===========      ===========       ===========      ===========

Net income per limited
  partnership unit                 $.08              $.09             $.07             $.10              $.11
                                   ====              ====             ====             ====              ====

               This   information   should  be  read  in  conjunction  with  the
          accompanying audited financial statements and notes to financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
         The net income increase of $782,000 (6.2%) for 1995 as compared to 1994 was primarily attributable to the increase in mortgage investments held by the Partnership from $145,050,213 to $151,350,591 as of December 31, 1994 and 1995,
respectively. The net income increase by the Partnership was negatively affected by the addition to reserves for loan losses of $500,000 and losses on real estate held of sale of $200,000 in its financial statements for the year ended December 31, 1995 The net income increase was further negatively affected by the increase in non-performing loans from $4,923,000 to $8,309,000 as of December 31, 1994 and 1995, respectively. Non-performing loans for this purpose is defined as those loans that are more than ninety days delinquent and on which the Corporate General Partner has chosen not to advance delinquent interest payments to the Partnership. The net income increase of $3,391,000 (36.4%) for 1994 as compared to 1993 was primarily attributable to the $2,750,000 loan loss reserve established in the financial statements of the Partnership as of
December 31, 1993. In addition, the Partnership increased its mortgage investments from $133,549,495 to $145,050,213 as of December 31, 1993 and 1994,
respectively. The net income increase of the Partnership was negatively affected by the establishment of a reserve for losses on real estate held for sale of $400,000 in its financial statements for the year ended December 31, 1994. Prior to 1994, the Partnership did not have a loss reserve for real estate held for sale in its financial statements. All income was derived from investments in mortgage loans and short-term interest-bearing accounts, notes receivable from the Corporate General Partner and rental income from real estate owned.
         The Partnership has experienced a decrease in its average yield per Unit from 9.15% in 1993 to 8.88% and 8.79% in 1994 and 1995, respectively. The net yield represents the net income of the Partnership after all expenses, other than the provision for losses on loans or real estate held for sale. These decreases have been the result of the overall decrease in general market rates and changes in the Corporate General Partner's policies regarding advancing delinquent interest and purchasing properties which provide security for Partnership loans at foreclosure sale. The amount of non-performing loans held by the Partnership has increased from $4,923,000 (3.39% of loan portfolio) to $8,309,000 (5.49% of loan portfolio) as of December 31, 1994 and 1995, respectively due to the diminishing amount of loans that the Corporate General Partner advances delinquent interest on. Non-performing loans for this purpose is defined as those loans delinquent ninety days or more on which the Corporate General Partner has chosen not to advance interest. In addition, the sum of servicing and management fees paid to the Corporate General Partner decreased from $2,558,000 for 1993 to $1,813,000 and $1,803,000 for 1994 and 1995,
respectively. These represent decreases in the annualized rate of servicing and management fees to total trust deed investments of the Partnership from 2.00% 1993 to 1.32% and 1.22% for 1994 and 1995, respectively. Due to the increase in non-performing loans and the general decrease in market interest rates, the Corporate General Partner has chosen to reduce the fees it collects in order to maximize the yield to investors. These fees are well within the limitations on such fees as imposed by the Partnership Agreement.


Loan Portfolio
         The number of Partnership mortgage investments decreased from 267 in as of December 31, 1993 to 254 as of December 31, 1994. The average loan balance in this period increased from $500,185 in 1993 to $571,064 in 1994. The number of Partnership mortgage investments decreased from 254 as of December 31, 1994 to 238 as of December 31, 1995. The avearage loan balance in this period increased from $521,064 in 1994 to $635,927 in 1995. These average loan increases reflect the Partnership's increased ability to invest in larger mortgage loans meeting the Partnership's objectives. In addition, the competition from thrifts and certain other lending institutions is greater for loans less than $1,000,000. As such, in order to maximize the yield to the Partnership, the Corporate General Partner has chosen to invest in larger loans on the average.
         The Partnership's loan portfolio consists primarily of short-term (1-7) years, fixed and variable rate loans secured by real estate. As of December 31, 1995, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 79% ($120,744,000) of the loan portfolio.
         As of December 31, 1995, approximately 94% of the loan portfolio was invested in loans on income-producing property, 4% in land loans and 2% in residential loans. Also, as of December 31, 1995, approximately 90% of the loan portfolio was invested in first deeds of trust, 9% in second deeds of trust and 1% in third and all-inclusive deeds of trust.
         The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership as of December 31, 1995, 1994, 1993, 1992 and 1991, respectively:

LOAN PORTFOLIO
(dollars in thousands)
                                                                       Principal Amount
                                      1995              1994             1993              1992             1991
                                      ----              ----             ----              ----             ----
  Single Family Residences      $     2,250        $     3,180       $     3,004      $     4,184       $    4,213
  Unimproved Land                     6,503              6,742             7,953           10,244            8,743
  Income Producing Properties       142,598            135,128           122,592          104,797           86,568
                                    -------            -------           -------          -------         --------
    Total                       $   151,351        $   145,050       $   133,549      $   119,225       $   99,524
                                    =======            =======           =======          =======         ========

         The Partnership had $8,309,000 (5.5%) in non-performing loans as of December 31, 1995. Non-performing loans for this purpose are defined as those loans over ninety days delinquent on which the Corporate General Partner does not advance delinquent interest payments to the Partnership. As of December 31, 1995, the Partnership held $12,037,000 in loans which were more than ninety days delinquent. The Corporate General Partner was advancing delinquent interest on $3,553,000 of such loans.
         Concentrations of credit risk arise when a number of borrowers are engaged in similar business activities or activities in the same geographic region, or when a number of loans are secured by property in the same geographic region that would cause the ability of the borrowers to meet contractual obligations to be similarly affected by changes in economic conditions. As of December 31, 1995, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 79% ($120,744,000) of the loan portfolio as compared to 82% ($118,462,000) as of December 31, 1994. The Northern California region is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.
         As of December 31, 1995, the Partnership's loans secured by deeds of trust on income producing properties totaled approximately 94% ($142,598,000) of the loan portfolio. However, no particular industry represents a significant portion of such loans.


Asset Quality
         A consequence of lending activities is that losses will be experienced and that the amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. There is no precise method of predicting specific losses of amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment. The conclusion that a loan may become uncollectible, in whole or in part, is a matter of judgment.
         Prior to May 1, 1993, the Corporate General Partner had made all payments to the Partnership on all delinquent loans made or invested in by the Partnership and had purchased from the Partnership all such loans that have been foreclosed. However, the Corporate General Partner changed its policy to not advance interest on delinquent loans originated on or after May 1, 1993. In addition, the Corporate General Partner changed its policy to not purchase loans from the Partnership subject to foreclosure as of May 1, 1993 although it may on occasion continue to purchase such loans. Furthermore, effective November 1, 1994, the Corporate General Partner discontinued its prior practice of advancing on all delinquent loans originated prior to May 1, 1993. As of December 31, 1995, the Corporate General Partner was not making advances of interest on $8,309,000 of the delinquent loans held by the Partnership. As of December 31, 1995, the Corporate General Partner was advancing delinquent interest on $3,728,000 (31%) of the total delinquent loans held by the Partnership.
         As of December 31, 1995 loans secured by trust deeds include $3,199,000 invested in loans which were in the process of foreclosure and $907,549 secured by properties acquired by the Corporate General Partner through foreclosure proceedings subject to these notes. In connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, an evaluation of the mortgage loan portfolio of the Partnership is performed by management. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 1995, management has determined that the allowance for loan losses of $3,250,000 is adequate in amount.
         The adequacy of the allowance for loan losses to cover possible loan losses can be determined only on a judgmental basis, after full review, including consideration of
                   Economic conditions;
                   Borrower's financial condition;
                   Evaluation of industry trends;
                   Review and evaluation of potential problem loans identified as having loss potential; and Quarterly review by Board of Directors.


Nonperforming Loans
         The Partnership had nonperforming loans totaling $8,309,000 and $4,923,000 as of December 31, 1995 and 1994, respectively. Partially due to the prior practice of the Corporate General Partner to advance delinquent interest payments to the Partnership on loans originated by the Corporate General Partner on or after May 1, 1993, there were no nonperforming loans as of December 31, 1993, 1992 or 1991. See "Item 1.
Business-Delinquencies".
         The Partnership has the following amount of loans delinquent in payment by greater than 90 days:

DELINQUENT LOANS
(dollars in thousands)
                                                 Loan Amount as of December 31,

                             1995              1994             1993              1992             1991
                             ----              ----             ----              ----             ----
Delinquent Loans          $   12,037       $   12,837        $   10,621       $   11,065        $   11,519
                           =========        =========         =========        =========         =========

Total Nonperforming
  Loans                   $    8,309       $    4,923        $        0       $        0        $        0
                           =========        =========         =========        =========         =========

Total Mortgage
  Investment              $ 151,351        $  145,050        $  133,549       $  119,235         $  99,524
                           ========         =========         =========        =========          ========

Percent of
  Delinquent Loans
  to Total Loans             7.95%             8.85%            9.95%             9.28%            11.57%
                             =====             =====            =====             =====            ======

Percent of
  Nonperforming Loans
to Total Loans               5.49%             3.39%              0%                0%               0%
                             =====             =====              ==                ==               ==


         During 1995 the Corporate General Partner foreclosed on and acquired title to a property which provided security to the Partnership for a loan in the amount of $415,000. During 1995, the Partnership was foreclosed out of a loan in the amount of $377,000 by a senior lienholder. In addition, the Corporate General Partner assumed the obligation to the Partnership due to a shortfall of $525,000 on the payoff of a Partnership loan. The Corporate General Partner assumed these losses of $902,000 and increased its unsecured loan balance payable to the Partnership in the same amount to protect the Partnership from sustaining any principal loss.


Liquidity and Capital Resources
         The Partnership relies upon purchases of limited partnership interests and loan payoffs for the creation of capital for mortgage investments. The Partnership has not and does not intend to borrow money for investment purposes.
         The Partnership maintains cash and cash equivalents as contingency reserves in an aggregate amount of at least 2% of the gross proceeds of the net sales of limited partners' Units. To the extent that such funds are not sufficient to pay expenses in excess of revenues, or to meet any other obligation of the Partnership, it may be necessary for the Partnership to sell or otherwise liquidate certain of its investments on terms which may not be favorable to the Partnership.


Item 8. Financial Statements and Supplementary Data See pages 28-40 and page 47 of this Form 10-K report.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              Financial Statements

                        December 31, 1995, 1994 and 1993

                   (With Independent Auditors' Report Thereon)



Independent Auditors' Report



The Partners
Owens Mortgage Investment Fund:


We have audited the accompanying balance sheets of Owens Mortgage Investment Fund, a California limited partnership, as of December 31, 1995 and 1994 and the related statements of income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Mortgage Investment Fund as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                    --------                  KPMG Peat Marwick

February 16, 1996

                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                                 Balance Sheets

                           December 31, 1995 and 1994



           Assets                                       1995            1994
           ------                                       ----            ----

Cash and cash equivalents                          $    5,056,358     2,153,706
Certificates of deposit                                   850,000     1,100,000
Loans secured by trust deeds                          151,350,591   145,050,213
Less allowance for loan losses                         (3,250,000)   (2,750,000)
                                                    -------------   -----------

                                                      148,100,591   142,300,213

Unsecured loans due from general partner                1,023,232     1,249,989
Interest receivable                                     1,359,228     1,193,764
Real estate held for sale, net                          9,012,359     4,628,325
                                                      -----------   -----------

                                                    $ 165,401,768   152,625,997
                                                      ===========   ===========
       Liabilities and Partners' Capital
       ---------------------------------
Liabilities:
  Accounts payable and accrued liabilities                 16,168           ---
  Accrued distributions payable                           489,157       446,625
  Due to general partner                                  152,000       332,644
                                                   ---------------  -----------

           Total liabilities                              657,325       779,269
                                                   --------------   -----------

Partners' Capital:
  General partners: Authorized 2,475,248 units in
    1995 and 1994; 1,628,897 and 1,490,390 units
    issued and 1,625,507 and 1,490,341 units
    outstanding in 1995 and 1994, respectively          1,623,526     1,488,360
  Limited partners: Authorized 247,524,752 units in
    1995 and 1994; 224,117,641 and 208,998,326
    units issued and 163,316,937 and 150,554,388
    units outstanding in 1995 and 1994, respectively  163,120,917   150,358,368
                                                      -----------   -----------

         Total partners' capital                      164,744,443   151,846,728
                                                      -----------   -----------

                                                    $ 165,401,768   152,625,997
                                                      ===========   ===========



See accompanying notes to financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                              Statements of Income

                  Years ended December 31, 1995, 1994 and 1993



                                                                   1995             1994              1993
                                                                   ----             ----              ----
Revenues:
     Interest income on loans secured by
         trust deeds                                         $ 16,132,544         15,197,276      14,835,044
     Other interest income                                        282,757            306,258         144,021
                                                             ------------       ------------    ------------

              Total revenues                                   16,415,301         15,503,534      14,979,065
                                                               ----------         ----------      ----------
Operating expenses:
     Management fees paid to related party                      1,431,616          1,475,155       2,234,968
     Servicing fees paid to related party                         371,000            338,000         323,000
     Promotional interest                                          69,255             72,984          72,359
     Administrative                                                56,516             56,516          56,516
     Legal and accounting                                          60,254            137,118         102,267
     Net real estate operations                                   224,108            270,038          75,844
     Other                                                         11,177             44,299          45,466
     Provision for loan losses                                    500,000                 --       2,750,000
     Provision for losses on real estate held for sale            200,000            400,000               --
                                                              -----------        -----------     ------------

              Total operating expenses                          2,923,926          2,794,110       5,660,420
                                                              -----------        -----------     -----------

              Net income                                     $ 13,491,375         12,709,424       9,318,645
                                                               ==========         ==========     ===========
              Net income allocated to
                  general partners                           $    135,584            127,726          90,218
                                                               ==========         ==========     ===========

              Net income allocated to
                  limited partners                           $ 13,355,791         12,581,698       9,228,427
                                                               ==========         ==========     ===========

              Net income per weighted average
                  limited partner unit                       $        .08                .09             .07
                                                               ==========         ==========     ===========





See accompanying notes to financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                         Statements of Partners' Capital

                  Years ended December 31, 1995, 1994 and 1993



                                                                                               Total
                                        General Partners           Limited Partners          Partners'
                                      Units       Amount           Units       Amount         Capital
Balances,
   December 31, 1992               1,230,381   $ 1,228,400     123,272,087 $ 123,076,067     124,304,467

   Net income                         90,218        90,218       9,228,427     9,228,427       9,318,645
   Sale of partnership
     units                           142,297       142,297      19,221,666    19,221,666      19,363,963
   Partners' withdrawals                  --            --     (10,444,380)  (10,444,380)    (10,444,380)
   Partners' distributions          (118,337)     (118,337)     (4,841,195)   (4,841,195)     (4,959,532)
                                ------------  ------------     -----------   -----------     -----------
Balances,
   December 31, 1993               1,344,559     1,342,578     136,436,605   136,240,585     137,583,163

   Net income                        127,726       127,726      12,581,698    12,581,698      12,709,424
   Sale of partnership
     units                           145,970       145,970      17,580,479    17,580,479      17,726,449
   Partners' withdrawals                  --            --     (10,925,360)  (10,925,360)    (10,925,360)
   Partners' distributions          (127,914)     (127,914)     (5,119,034)   (5,119,034)     (5,246,948)
                                ------------  ------------     -----------   -----------     -----------
Balances,
   December 31, 1994               1,490,341     1,488,360     150,554,388   150,358,368     151,846,728

   Net income                        135,584       135,584      13,355,791    13,355,791      13,491,375
   Sale of partnership
     units                           138,507       138,507      15,119,315    15,119,315      15,257,822
   Partners' withdrawals                  --            --     (10,090,062)  (10,090,062)    (10,090,062)
   Partners' distributions          (138,925)     (138,925)     (5,622,495)   (5,622,495)     (5,761,420)
                                ------------  ------------     -----------   -----------     -----------
Balances,
   December 31, 1995               1,625,507   $ 1,623,526     163,316,937 $ 163,120,917     164,744,443
                                 ===========   ===========     ===========  ============     ===========



See accompanying notes to financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993



                                                                1995                1994              1993
                                                                ----                ----              ----
Cash flows from operating activities:
   Net income                                              $ 13,491,375         12,709,424         9,318,645
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Provision for losses on real estate held for
         sale 200,000                                           400,000                 --
       Provision for loan losses                                500,000                 --         2,750,000
       Changes in operating assets and liabilities:
         Due from general partner                                    --                 --         1,971,444
         Interest receivable                                   (165,464)          (146,964)          (60,828)
         Deferred interest                                           --            (39,845)           39,845
         Accrued distributions payable                           42,532             18,801            13,131
         Accounts payable                                        16,168                 --                --
         Due to general partner                                (180,644)           273,735            12,977
                                                             ----------         ----------        ----------
           Net cash provided by operating
           activities                                        13,903,967         13,215,151        14,045,214
                                                             ----------         ----------        ----------
Cash flows from investing activities:
   Purchases of loans secured by trust deeds                (63,029,067)       (66,337,750)      (51,074,287)
   Principal collected                                        2,513,912          2,193,668         1,572,187
   Loan payoffs                                              51,918,735         50,403,003        32,054,489
   Additions to real estate held for sale                    (2,638,630)          (415,325)               --
   Disposition of real estate held for sale                     577,395                 --                --
   Investment in certificates of deposit, net                   250,000            400,000        (1,000,000)
                                                            -----------         ----------       -----------
           Net cash used in investing
              activities                                    (10,407,655)       (13,756,404)      (18,447,611)
                                                            -----------        -----------       -----------
Cash flows from financing activities:
   Repayment of mortgage payable                                     --           (500,000)               --
   Proceeds from sale of partnership units                   15,257,822         17,726,449        19,363,963
   Cash distributions                                        (5,761,420)        (5,246,948)       (4,959,532)
   Capital withdrawals                                      (10,090,062)       (10,925,360)      (10,444,380)
                                                            -----------        -----------       -----------
           Net cash (used in) provided by
              financing activities                             (593,660)         1,054,141         3,960,051
                                                            -----------         ----------       -----------
Net increase (decrease) in cash and cash
   equivalents                                                2,902,652            512,888          (442,346)
Cash and cash equivalents at beginning of year                2,153,706          1,640,818         2,083,164
                                                           ------------       ------------      ------------
Cash and cash equivalents at end of year                  $   5,056,358          2,153,706         1,640,818
                                                           ============       ============      ============

See notes 4 and 5 for supplemental disclosure of non-cash investing activities.



See accompanying notes to financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                          Notes to Financial Statements

                        December 31, 1995, 1994 and 1993


         (1)  Organization

              Owens Mortgage Investment Fund (the Partnership), a California limited partnership, was formed on June 14, 1984 to invest in loans secured by first, second and third trust deeds, wraparound and construction mortgage loans and leasehold interest mortgages. The Partnership commenced operations on the date of formation and will continue until December 31, 2034 unless dissolved prior thereto under the provisions of the partnership agreement.

              The general partners include Owens Financial Group, Inc. (OFG) and certain individuals who are OFG's shareholders and officers. The individual partners have assigned to OFG their interest in any present or future promotional allowance from the Partnership. OFG is a California corporation engaged in the origination of real estate mortgage loans for eventual sale and the subsequent servicing of those mortgages for the Partnership and other third-party investors.

              The general partners are authorized to offer and sell units in the Partnership up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 163,316,937, 150,554,388 and 136,436,605 at
              December 31, 1995, 1994 and 1993, respectively.

         (2)  Summary of Significant Accounting Policies

              (a) Management Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              (b) Loans Secured by Trust Deeds

                  Loans secured by trust deeds are acquired from OFG and are recorded at cost. Interest income on loans is accrued by the simple interest method.

                  Effective January 1, 1995, the partnership adopted the financial accounting standards board's statement no. 114, Accounting by creditors for impairment of a loan, and no. 118, Accounting by creditors for impairment of a loan-income recognition and disclosures. Under statement no. 114, A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. Statement no. 114 Requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement no. 118 Clarifies interest income recognition and disclosure provisions of statement no. 114. The adoption of these statements did not have a material effect on the financial statements of the partnership. The partnership recognizes interest income on impaired loans using the cash-basis method of accounting. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

              (c) Allowance for Loan Losses

                  The Partnership maintains an allowance for loan losses equal to $3,250,000 and $2,750,000 as of December 31, 1995 and 1994,
                  respectively. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount. Evaluation of loans for purposes of determining the allowance for loan losses does not contemplate possible interest payments on loans that might be made by the Corporate General Partner to the Partnership.

                  Through October 31, 1994, OFG made all delinquent interest payments on loans originated prior to May 1, 1993 on a non-recourse basis. However, effective November 1, 1994, OFG discontinued its practice of making such payments for certain loans which it periodically identifies. The outstanding balance of all loans delinquent greater than ninety days is $8,309,000 and $4,923,000 as of December 31, 1995 and 1994,
                  respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from either the borrower or OFG or when the payment of principal or interest is ninety days past due, unless OFG continues to advance interest payments to the Partnership. As of December 31, 1995 and 1994, the aforementioned loans totaling $8,309,000 and $4,923,000, respectively, are classified as non-accrual loans.

                  The Partnership's investment in loans for which OFG has provided advances for delinquent interest payments is $3,921,739 and $6,566,000 at December 31, 1995 and 1994,
                  respectively. The outstanding balance of loans originated prior to May 1, 1993 which is eligible to receive advances totals approximately $39,100,000 as of December 31, 1995.

                  Advances for delinquent interest payments and other payments, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs made to or on behalf of the Partnership by OFG during 1995 and 1994, but not collected as of December 31, 1995 and 1994, totaled approximately $1,218,000 and $1,149,000, respectively. The Partnership has no obligation to repay these advances to OFG. In addition, during 1995, OFG assumed the obligation to the Partnership for a shortfall of $525,000 on the pay-off of a Partnership loan. In 1995 and 1994, OFG assumed the Partnership's interest in loans in the amount of $377,000 and $591,000, respectively, and was foreclosed out of the loans by the holders of the first deeds of trust (see note 4). During 1994, OFG assumed through foreclosure a Partnership loan of $58,000.

              (d) Cash and Cash Equivalents

                  For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits and short-term certificates of deposit with original maturities of three months or less.

              (e) Certificates of Deposit

                  Certificates of deposit are held with various financial institutions with original maturities of up to one year.

              (f) Real Estate Held for Sale

                  Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

              (g) Income Taxes

                  No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

         (3)  Loans Secured by Trust Deeds

                  Loans secured by trust deeds as of December 31, 1995 and 1994 are as follows:

                                                       1995              1994
                                                       ----              ----

              Income-producing properties        $ 142,597,751       135,128,661
              Single-family residences               2,249,616         3,179,945
              Unimproved land                        6,503,224         6,741,607
                                                  ------------      ------------

                                                 $ 151,350,591       145,050,213
                                                  ============      ============

              First mortgages                      136,110,802       131,139,007
              Second mortgages                      14,660,759        13,228,818
              Third mortgages or all-inclusive
                deeds of trust                         579,030           682,388
                                                  ------------      ------------

                                                 $ 151,350,591       145,050,213
                                                  ============      ============

              Scheduled maturities of loans secured by trust deeds as of December 31, 1995 and the interest rate sensitivity of such loans is as follows:

                                                              Fixed           Variable
              Year ending                                   interest          interest
              December 31,                                    rate              rate             Total

                  1996                                    $  34,488,381        7,010,470        41,498,851
                  1997                                       21,959,710        7,778,163        29,737,873
                  1998                                        3,889,083       14,759,620        18,648,703
                  1999                                        1,250,000       19,009,068        20,259,068
                  2000                                        1,494,863       15,206,287        16,701,150
                  Thereafter (through 2011)                   5,577,589       18,927,357        24,504,946
                                                            -----------      -----------       -----------

                                                          $  68,659,626       82,690,965       151,350,591
                                                            ===========      ===========       ===========

              Variable rate loans use as indices the one and five year Treasury Constant Maturity Index (5.21% and 5.44%, respectively, as of December 31, 1995), the prime rate (8.5% as of December 31, 1995) and the weighted average cost of funds index for Eleventh District savings institutions (5.12% as of December 31, 1995). Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

              The scheduled maturities for 1996 include approximately $14,700,000 in loans which are past maturity as of December 31, 1995, of which $6,553,476 represents loans for which interest payments are delinquent over 90 days. During the years ended
              December 31, 1995 and 1994, the Partnership refinanced loans totaling $19,466,491 and $11,266,000, respectively, thereby extending the maturity dates of such loans.

              The Partnership's total investment in loans delinquent over 90 days is $12,037,000 and $12,849,000 as of December 31, 1995 and
              1994, respectively. As of December 31, 1995 and 1994, OFG is providing non-recourse advances for the delinquent interest payments on $3,553,000 and $4,432,000 of such loans, respectively.

              The Partnership's investment in impaired loans as of December 31, 1995 totals approximately $12,037,000, of which $7,290,000 has a specific related allowance for credit losses totaling approximately $2,250,000, while there is no specific allowance for credit losses for the remaining balance of $4,747,000. The only activity in the allowance for credit losses during the year ended December 31, 1995 was an addition to the allowance of $500,000.

              Interest income recognized on impaired loans during the year ended December 31, 1995 totaled approximately $896,000, $440,000 of which was paid by borrowers and $456,000 of which was advanced on a non-recourse basis to the Partnership by OFG.

              As of December 31, 1995 and 1994, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 79% ($120,744,304) and 82% ($118,462,000), respectively, of the loan portfolio. The Northern California region is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.

         (4)  Unsecured Loan Due from General Partner

              During 1993, OFG sold three properties acquired from the Partnership through foreclosure proceedings on Partnership loans assumed in 1991 and 1992. The sales proceeds were insufficient to repay the Partnership's investment in the related mortgage notes; accordingly, OFG executed an unsecured note payable to the Partnership in the aggregate amount of $1,411,112 to satisfy OFG's obligation pursuant to the Limited Indemnification Agreement.

              During 1994, OFG sold one property acquired through foreclosure proceedings on a Partnership loan assumed in 1993 and was foreclosed out of the second position by the holder of the first deed of trust on a Partnership loan assumed in 1994. The proceeds from these transactions were insufficient to repay the
              Partnership's investment in the related mortgage notes. Though under no obligation to do so, OFG assumed the loss of $960,512 and added this amount to the outstanding balance of the unsecured note payable.

              During 1995, OFG assumed the obligation to the Partnership for a shortfall on the discounted pay-off of a mortgage and was foreclosed out of the second position by the holder of the first deed of trust on a Partnership loan assumed in 1995. Though under no obligation to do so, OFG assumed the loss on these transactions of $902,000 and added this amount to the outstanding balance of the unsecured note payable.

              The balance of the unsecured loan due from the general partner has been reduced by payments and totals $1,023,232 and $1,249,989 as of December 31, 1995 and 1994, respectively. The note bears interest at 8% and is due on demand.

         (5)  Real Estate Held for Sale

              Real estate held for sale at December 31, 1995 and 1994 consists of the following properties acquired through foreclosure in 1993 through 1995:

                                                                                  1995             1994
                                                                                  ----             ----

              Warehouse, Merced, California, net of valuation
                  allowance of $350,000 and $200,000 as of
                  December 31, 1995 and 1994, respectively                   $   650,000           800,185
              Light industrial, Emeryville, California                           925,000           925,000
              70% interest in undeveloped land, Vallejo,
                  California                                                     568,569           538,705
              Commercial lot, Sacramento, California, net of
                  valuation allowance of $250,000 and
                  $200,000 as of December 31, 1995 and
                  1994, respectively                                             299,828           358,407
              Undeveloped land, Grass Valley, California                          55,380            55,000
              Retail lot, Milpitas, California, and residence,
                  Campbell, California                                           661,531                --
              Commercial property, Sacramento, California                        850,000                --
              Developed land, Los Gatos, California                              571,853                --
              Office building and undeveloped land,
                  Monterey, California                                         2,126,426                --
              Commercial building, Oakland, California                            29,856                --
              Residential lots, Carmel, California                             2,273,916         1,373,633
              38.5% interest in residential lots, Belmont,
                  California                                                          --           577,395
                                                                              ----------         ---------

                                                                             $ 9,012,359         4,628,325
                                                                              ==========         =========

              The acquisition of these properties resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of $2,501,308 and $2,005,000 for the years ended December 31, 1995 and 1994, respectively.

              The Partnership has entered into a joint venture agreement with an unrelated developer/builder for the development and buildout of thirty residential lots located in Carmel Valley, California which had not been contributed to the joint venture as of December 31, 1995. The joint venture agreement provides for the Partnership to receive a priority return of principal and interest on any development capital contributed to the venture in addition to a priority return of $70,000 per lot. Seventy percent of any profits from the joint venture will inure to the Partnership. Most all infrastructure work including roads, drainage and utility tie-ins have been completed in the development for which the Partnership has advanced approximately $900,000. Construction and sale of residential units is anticipated to begin in 1996.

         (6)  Partners' Capital

              (a) Contributions

                  Limited partners of the Partnership contributed $1.00 for each unit subscribed. Registration costs incurred by the Partnership have been offset against contributed capital. Such costs, which were incurred in 1989, amounted to approximately $198,000.

              (b) Allocations, Distributions and Withdrawals

                  In accordance with the partnership agreement, the Partnership's profits, gains and losses are allocated to each limited partner and the general partners in proportion to their respective capital contributions.

                  Distributions are made monthly to the limited partners in proportion to their respective units as of the last day of the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in January of the subsequent year based on their capital balances at December 31.

                  The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $8,395,180, $7,863,379 and $7,074,392 for the years ended
                  December 31, 1995, 1994 and 1993, respectively.

                  The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts within 91 days after written notices are delivered to the general partners, subject to the following limitations:

                  Any such  payments  are  required  to be made  only  from cash
                  available   for   distribution,   net   proceeds  and  capital
                  contributions (as defined) during said 91-day period.

                  A maximum of $75,000 per partner may be withdrawn during any calendar quarter (or $100,000 in the case of a deceased limited partner).

                  The general partners are not required to establish a reserve fund for the purpose of funding such payments.

                  No more than 10% of the outstanding limited partnership interest may be withdrawn during any calendar year except upon dissolution of the Partnership.

              (c) Promotional Interest of General Partners

                  The general partners contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners' contributions. This promotional interest of the general partners of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the general partners' capital account as additional compensation. As of December 31, 1995, the general partners had made cash capital contributions of $829,028 to the Partnership. The general partners are required to continue cash capital contributions to the Partnership in order to maintain their required capital balance.

                  The promotional interest expense charged to the Partnership was $69,255, $72,984 and $72,359 for the years ended December 31, 1995, 1994 and 1993, respectively.

         (7)  Contingency Reserves

              In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain cash as contingency reserves (as defined) in an aggregate amount of at least 1-1/2% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $829,028 at December 31,
              1995), up to a maximum of 1/2 of 1% of the limited partners' capital contributions, will be available as an additional contingency reserve, if necessary.

              The contingency reserves required at December 31, 1995 and 1994 were approximately $3,324,000 and $3,056,000, respectively. Certificates of deposit and certain cash equivalents as of the same dates were accordingly maintained as reserves.

         (8)  Income Taxes

              The net difference between partners' capital per the Partnership's federal income tax return and these financial statements is comprised of the following components:

                                                                                 1995                 1994
                                                                                 ----                 ----

                  Partners' capital per financial statements               $ 164,744,443           151,846,728
                  Accrued interest income                                     (1,359,228)           (1,193,764)
                  Allowance for loan losses                                    3,250,000             2,750,000
                  Valuation allowance - real estate held for sale                600,000               400,000
                  Accumulated depreciation                                         4,830                    --
                  Accrued expenses due to general partner                        152,000                59,011
                  Accrued distributions                                          489,157               446,625
                                                                            ------------          ------------
                  Partners' capital per federal income tax return          $ 167,881,202           154,308,600
                                                                            ============          ============

         (9)  Transactions with Affiliates

              OFG is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The maximum management fee is reduced to 1.75% per annum if OFG has not provided during the preceding calendar year any of the certain services defined in the limited partnership agreement.

              All of the Partnership's loans are serviced by OFG, in consideration for which OFG receives up to .25% per annum of the unpaid principal balance of the loans. Servicing fees are paid from the interest income of the loans collected from the borrowers.

              Interest income on loans secured by trust deeds is collected by OFG and, along with advances on delinquent loans, is remitted monthly to the Partnership, net of servicing fees received by OFG. Interest receivable from OFG amounted to $1,359,228 and $1,193,764 at December 31, 1995 and 1994, respectively.

              OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits of 2.75% and .25%, respectively. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Management fees amounted to approximately $1,432,000, $1,475,000 and $2,235,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and are included in the accompanying statements of income. Service fee payments to OFG approximated $371,000, $338,000 and $323,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and is recognized as a reduction in interest income on loans secured by trust deeds in the accompanying statements of income.

              OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $152,000, $447,000 and $247,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

              OFG originates all loans the Partnership invests in and receives an investment evaluation fee payable from payments made by borrowers. Such fees earned by OFG amounted to approximately $1,865,000, $2,261,000 and $2,235,000 for the years ended December
              31, 1995, 1994 and 1993, respectively.

              Included in loans secured by trust deeds at December 31, 1995 and 1994 are notes totaling $907,549 and $490,332, respectively, which are secured by properties acquired by OFG through foreclosure proceedings subject to these notes. The Partnership received interest income of $131,482, $300,245 and $385,060 during the years ended December 31, 1995, 1994 and 1993, respectively, from OFG under loans secured by trust deeds and the unsecured loan due from OFG.

              Due to general partner at December 31, 1995 and 1994 consists of unreimbursed costs and expenses payable to OFG.

         (10) Net Income Per Limited Partner Unit

              Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the year, which was 160,636,164, 146,237,145 and 132,117,787 for the years ended December 31, 1995, 1994 and 1993, respectively.

         (11) Fair Value of Financial Instruments

              Effective December 31, 1995, the Partnership adopted the Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments. This statement requires the determination of fair value for certain of the Partnership's assets. The following methods and assumptions were used to estimate the value of the financial instruments included in the following categories:

              (a) Cash and Cash Equivalents and Certificates of Deposit

                  The carrying amount approximates fair value because of the relatively short maturity of these instruments.

              (b) Loans Secured by Trust Deeds

                  The fair value of these instruments of approximately $151,759,000 as of December 31, 1995 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $3,250,000 at December 31, 1995 should also be considered in evaluating the fair value of loans secured by trust deeds.

ltem 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no changes in or disagreements on any items dealing with accounting or financial disclosure with the accountants during the fiscal year.


                                    Part IIl


Item 10.  Directors and Executive Officers of the Registrant
          The following information is provided about the General Partners of the Partnership, who are responsible for the management of the Partnership. The General Partners of the Partnership are David Adler, Milton N. Owens, William C. Owens, Larry R. Schultz, David K. Machado, and Owens Financial Group, Inc. , the Corporate General Partner. The Corporate General Partner's principal place of business is located at 2221 Olympic Boulevard, Walnut Creek, CA 94595. Its telephone number is (510) 935-3840.
         Set forth below is certain information about the General Partners and other employees of the Corporate General Partner that are actively involved in the administration and investment activity of the Partnership:
         David Adler, General Partner, age 74, became President of Owens Financial Group in 1981, having been the Executive Vice President since 1966. He has had extensive experience in real estate financing and partnership management.
     Mr. Adler is a former director of Fairmont Foods Company and, for many years, was Chairman of its Executive Committee. He also served on the Northern California Advisory Board of Union Bank. As a Presidential appointee, he was a member of the Postmaster Selection Committee under Postmaster General Winston Blount. Mr. Adler continues to be active in various civic and philanthropic enterprises.
         Bryan H. Draper, age 38, has been Chief Financial Officer and Controller of the Corporate General Partner since December, 1987. Mr. Draper is a Certified Public Accountant who previously worked as a public accountant for Deloitte, Haskins & Sells from 1981 to 1982, Arthur Andersen & Co. from 1982 to 1986 and finally with a closely held public accounting firm in Walnut Creek, California from 1986 to 1987. Mr. Draper is responsible for all accounting, regulatory agency filings and tax matters for the Partnership and the Corporate General Partner.
         William E. Dutra, age 34, is a member of the Loan Committee of the Corporate General Partner and has been an employee of the Corporate General Partner since February, 1986. As a Vice President in charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.
         David K. Machado, General Partner, age 53, is a licensed real estate broker with extensive experience as a loan officer. He was a loan officer with Mason-McDuffie Investment Company from 1970 to 1975 and with American Savings & Loan Association from 1975 to 1980. Mr. Machado joined the Corporate General Partner in 1980 and served as its Vice President and Manager in charge of corporate loan production until May, 1989. He has served as a commissioned broker with Owens Financial Group from December 1, 1989 to the present.
     Milton N. Owens, General Partner, age 84, is a licensed real estate broker and has been Chairman of the Board of the Corporate General Partner since October 1981. Mr. Owens is a member of the American Institute of Real Estate Appraisers (MAl) and holds other professional designations. Mr. Owens has conducted real estate appraisal courses at the University of California, Berkeley. Prior to his formation of Owens Mortgage Company, Mr. Owens was employed with the mortgage loan division of the Travelers Insurance Company from 1936 to 1951. Mr. Owens is the father of William C. Owens, also a General Partner of the Partnership.
         William C. Owens, General Partner, age 45, has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking and held the position of Project Manager for Wilson Construction Company.
         As a Senior Vice President of the Corporate General Partner since 1989, he has had responsibility for: loan production, underwriting and review, the development and servicing of various pension accounts, and is involved with corporate investment, operating policy and planning. Mr. Owens is a licensed real estate broker, and is the son of Milton Owens, also a general partner of the Partnership.
         Larry R. Schultz, General Partner, age 53, is a licensed real estate broker and has been Executive Vice President of the Corporate General Partner since October 1981. Mr. Schultz began working at the Corporate General Partner in 1964, and has experience in all aspects of its operations.
     Currently, Mr. Schultz is responsible for loan committee review, loan underwriting, loan servicing, and legal review of the Corporate General Partner.
         In addition to his responsibilities with the Corporate General Partner, Mr. Schultz has on numerous occasions acted as a court appointed receiver. He has also acted as a general partner in various limited partnerships owning California real estate.
         Owens Financial Group, Inc. is the Corporate General Partner of the Partnership. Its predecessor, Owens Mortgage Company (later changed to Owens Financial Group), was formed in 1951 by Milton N. Owens for the purpose of arranging and servicing real estate loans secured by deeds of trust on California real estate for private and institutional lenders. Except for a brief period from 1961-1963 when the servicing portfolio and six branch offices were sold to Palomar Mortgage Company, Milton N. Owens controlled the operations of Owens Mortgage Company. In October 1981, the predecessor Owens Mortgage Company was reorganized into Owens Financial Group, Inc. As of December 31, 1995, Owens Financial Group, Inc. was servicing approximately $197,783,000 of loans for private individuals, corporate pension plans, IRA and individual pension accounts, institutional investors and the Partnership. Owens Financial Group, Inc. serves as loan originator for the Partnership and also services all mortgage loans held by the Partnership.
         The persons identified above constitute all the persons who manage or control the business of the Partnership. None of these persons, or any other person who owns Units, directly or indirectly, owns more than 10% of the total outstanding Units. Based solely on review of Forms 3, 4 and 5, and any amendments thereto furnished to the Partnership during or with respect to its most recent fiscal year, the Partnership is not aware of any late reports, unreported transactions or failures to file a required form.


Item 11.  Executive Compensation
         The Partnership does not pay any compensation to any persons other than the Corporate General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, SAR's, securities, or any other direct or indirect form of compensation other than the managment fees permitted under the Partnership's governing documents.
         The following table summarizes the forms and amounts of compensation paid to the General Partners or their affiliates for the year ended December 31, 1995. Such fees were established by the General Partners and were not determined by arms-length negotiation.

                                                                   Year Ended
         Form of Compensation                                  December 3l, 1995

                                        PAID BY PARTNERSHIP
         Management Fees                                             $ 1,431,616
         Promotional Interest                                             69,255
                                                                      ----------
           Subtotal                                                  $ 1,500,871
                                                                      ----------

         Reimbursement of Operating Expenses                         $   352,055
                                                                      ----------
             Total                                                   $ 1,852,926
                                                                      ==========

                                        PAID BY BORROWERS
         Investment Evaluation Fees                                  $ 1,865,000
         Servicing Fees                                                  371,000
         Late Payment Charges                                            152,000
                                                                      ----------
            Total                                                    $ 2,388,000
                                                                      ==========


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
         The following table sets forth the beneficial ownership interests in the Partnership as of December 31, 1995, held by (i) each General Partner of the Partnership, and (ii) all General Partners as a group. The address of each General Partner is 2221 Olympic Blvd., Walnut Creek, California 94595.

            Title of                                            Amount of beneficial          Percent
              class                       Name                      ownership (1)            of class
              -----                       ----                      -------------            --------
Limited Partnership Units            David Adler (2)                $    792,447               .48%
Limited Partnership Units            David K. Machado (2)                155,160               .09%
Limited Partnership Units            Milton N. Owens (2)                 148,836               .09%
Limited Partnership Units            William C. Owens (2)                  3,244               .00%
Limited Partnership Units            Larry R. Schultz (2)                 31,754               .02%
Limited Partnership Units            Owens Financial Group             2,017,879              1.21%
                                                                       ---------              -----
All General Partners as a Group
     (6 Persons)                                                     $ 3,149,320              1.89%
                                                                      ==========              =====

(1) All interests are subject to the named person's sole voting and investment power unless otherwise indicated.

(2) The ownership of the Corporate General Partner is held as follows: 16.78% each by David Adler, William C. Owens and Larry Schultz, 26.84% by Milton Owens; 6.71% by David Machado and Bryan H. Draper and an aggregate of 9.40% by 4 unrelated individuals.


Item 13.  Certain  Relationships  and  Related  Transactions
Transactions with Management and others.

Management Fee.
     The Corporate General Partner manages all aspects of the Partnership. The Corporate General Partner receives a fee for such services in an amount of up to 2 3/4% per annum of the total value of mortgages loans invested in by the Partnership. The arnount of management fees paid to the Corporate General Partner for the year ended December 31, 1995 was $1,431,616.

Promotional Interest.
         The Corporate General Partner is required to maintain an ongoing interest in the Partnership equal to 1 percent of the Limited Partners'
interests. To achieve this, the Corporate General Partner makes monthly cash contributions equal to one-half of this obligation. The other half of the obligation is funded through a promotional interest expense allocated to the Partnership on a monthly basis. During 1995, the Partnership incurred promotional interest costs of $69,255 which increased the Corporate General Partners interest in the Partnership in the same amount.

         See also Item 12 for a discussion of the interest in the Coroporate General Partner held by each individual General Partner.

                                     Part IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                   Form 10-K Pg.
(a)(1)   List of Financial Statements:
         Report of Independent Auditors.................................p. 28

         Balance Sheets - December 31, 1995 and 1994....................p. 29

         Statements of Income for the years ended
December 31, 1995, 1994 and 1993........................................p. 30

         Statements of Partners Capital for the
years ended December 31, 1995, 1994 and 1993............................p. 31

Statements of Cash Flows for the years
ended December 31, 1995, 1994 and 1993..................................p. 32

         Notes to Financial Statements................................ pp. 33-40

(2)      Schedule IV - Mortgage Loans on Real Estate....................p. 47

(3)      Exhibits:
             3. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed July 6, 1995.

             4. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed July 6, 1995.

             10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B To Prospectus filed with Registration Statement 33-81896 filed July 6, 1995.

              27.  Financial Data Schedule.

(b)      Reports on Form 8-K - None

(c)      Exhibits:
             3. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed July 6, 1995.

             4. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed July 6, 1995.

             10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B To Prospectus filed with Registration Statement 33-81896 filed July 6, 1995.

              27.  Financial Data Schedule.

(d)      Schedules:
             Schedule IV - Mortgage Loans on Real Estate



                         OWENS MORTGAGE INVESTMENT FUND
                  SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE

                                                                            Principal Amount of Loans
                                                              Mortgage        Subject to Delinquent
    Description        Interest Rate      Maturity Date       Balances       Principal or Interest

TYPE OF LOAN
Income Producing     6.62 - 14.50%     Current to Oct., 2010   $142,597,751         $10,622,750
S.F.R.               8.00 - 15.00%     Current to April, 2000     2,249,616             184,000
Land                 10.00 - 15.00%    Current to July, 1998      6,503,224           1,230,170
                                                                -----------          ----------
  Total                                                        $151,350,591         $12,036,920
                                                                ===========          ==========

AMOUNT OF LOAN
$0 - 250,000         6.81 - 15.00%     Current to Aug., 2005   $ 10,852,336         $   688,987
$250,001 - 500,000   8.00 - 14.00%     Current to Aug., 2010     19,392,222           2,447,415
$500,001 - 1,000,000 7.62 - 14.50%     Current to Feb., 2010     27,942,137           3,289,455
Over $1,000,000      6.62 - 14.50%     Current to Oct., 2010     93,163,896           5,611,063
                                                               ------------          ----------
  Total                                                        $151,350,591         $12,036,920
                                                                ===========          ==========

POSITION OF LOAN
First                 6.62 - 15.00%   Current to Oct., 2010    $136,110,802         $10,437,920
Second                9.50 - 14.50%   Current to Dec., 2004      14,660,759           1,599,000
Third or all-inclusive
  deeds of trust      10.50%          Current to Feb., 1996         579,030                   0
                                                                -----------          ----------
Total                                                          $151,350,591         $12,036,920
                                                                ===========          ==========

NOTE 1: All loans acquired are from an affiliate of the partnership, namely Owens Financial Group, Inc. the Corporate General Partner.

NOTE 2:       Reconciliation of carrying amount of mortgages

              Balance at beginning of period (1/1/95)              $ l45,050,213

              Additions during period
                New mortgage loans                                    63,029,067
                                                                    ------------
              Subtotal                                              $208,079,280

              Deductions During Period
                Collection of principal                               53,325,022
                Real Estate Owned Foreclosures                         2,501,308
                Conversion to Unsecured Loan to
                  Corporate General Partner                              902,357
                                                                    ------------
              Balance at end of period (12/31/95)                   $151,350,593
                                                                    ============
NOTE 3: There is one loan of $5,344,002 which exceeds 3% of the total Partnership loans as of December 31, 1995.

                  See accompanying independent auditors report

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 28, 1996                      OWENS MORTGAGE INVESTMENT FUND,
                                            a California Limited Partnership

                                            By:  Owens Financial Group, Inc.
                                                 a General Partner


Dated:  March 28, 1996                           By: /s/David Adler
        --------------                              ----------------------
                                                     David Adler, Director


Dated:  March 28, 1996                           By: /s/Larry R. Schultz
        --------------                              ----------------------
                                                     Larry R. Schultz, Director


Dated:  March 28, 1996                           By: /s/William C. Owens
       ---------------                              ----------------------
                                                     William C. Owens, Director