Form 10-QT
period 1996-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 1996-11-15
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1996

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


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

           BALANCE SHEETS -- SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                  September 30     December 31
                                                      1996             1995
                                                      ----             ----

                                        ASSETS
Cash and cash equivalents (Note 2)               $  3,999,344      $  5,056,358
Certificates of Deposit                             1,000,000           850,000
Loans secured by trust deeds (Notes 2 and 3)      157,357,944       151,350,591
less:  Allowance for loan losses (Note 2)          (3,250,000)       (3,250,000)
Real estate held for sale (Note 5)                 12,703,025         9,012,359
Unsecured Loan to General Partner (Note 4)          1,263,006         1,023,232
Interest receivable                                 1,337,041         1,359,228
Other assets                                           59,074                 0
                                                  -----------       -----------
Total Assets                                     $174,469,434      $165,401,768
                                                  ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                    $    512,792      $    489,157
Payable to General Partner                             52,116           152,000
Deferred income                                        96,640                 0
Other liabilities                                      24,458            16,168
                                                  -----------       -----------
Total Liabilities                                     686,006           657,325
                                                  -----------       -----------

PARTNERS' CAPITAL:
General partners (Note 6)                           1,697,887         1,623,526
Limited partners (Note 6)                         172,085,541       163,120,917
                                                  -----------       -----------
Total Partners' Capital                           173,783,428       164,744,443
                                                  -----------       -----------
Total Liabilities and Partners' Capital          $174,469,434      $165,401,768
                                                  ===========       ===========

                     The accompanying notes are an integral
                             part of these financial
                                   statements.




                         OWENS MORTGAGE INVESTMENT FUND

                       (A California Limited Partnership)

                              STATEMENTS OF INCOME

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                              FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                              --------------------------               -------------------------
                                                             September 30      September 30           September 30    September 30
                                                                 1996              1995                    1996           1995
                                                                 ----              ----                    ----           ----
REVENUES:
     Interest income on loans secured by trust deeds         $ 4,168,380       $ 3,965,022             $12,316,667     $11,748,234
     Other interest income                                        60,491           117,711                 156,924         197,224
                                                              ----------        ----------              ----------      ----------
     Total revenues                                          $ 4,228,871       $ 4,082,733             $12,473,591     $11,945,458
                                                              ----------        ----------              ----------      ----------

OPERATING EXPENSES:
     Management Fees paid to General Partner (Note 8)        $   121,945       $   361,832             $   338,982     $   846,600
     Servicing Fees paid to General Partner (Note 8)             107,115           102,256                 275,394         301,224
     Promotional interest (Note 8)                                20,414            12,553                  44,580          48,853
     Administrative                                               14,129            14,129                  42,387          42,387
     Legal and accounting                                          4,671            18,430                  82,568          54,690
     Net Real Estate Owned operations                            120,949            (7,178)                428,042          53,060
     Other                                                             0            10,996                  10,869          10,996
                                                              ----------        ----------              ----------      ----------
     Total operating expenses                                $   389,223       $   513,018             $ 1,222,822     $ 1,357,810
                                                              ----------        ----------              ----------      ----------
     Net income                                              $ 3,839,648       $ 3,569,715             $11,250,769     $10,587,648
                                                              ==========        ==========              ==========      ==========

     Net income allocated to general partner                 $    37,880       $    35,275             $   110,948     $   104,158
                                                              ==========        ==========              ==========      ==========

Net income allocated to limited partners                     $ 3,801,768       $ 3,534,440             $11,139,821     $10,483,490
                                                              ==========        ==========              ==========      ==========

      Net income per limited partnership
  unit (Note 8)                                              $.022             $.022                   $.065           $.067
                                                              ====              ====                    ====            ====

                          The accompanying notes are an
                  integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnersbip)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 1996 and 1995

                                                                            September 30             September 30
                                                                                1996                     1995
                                                                                ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                 $11,250,769             $10,587,648

  Adjustments to reconcile net Income
      to net cash provided by operating activities
         (Increase) decrease in interest receivable                               22,187                (240,972)
         Increase (decrease) in accrued distribution payable                      23,635                  37,238
         Increase (decrease) in accounts payable/
           payable to General Partner                                            (99,884)                (90,897)
         (Increase) decrease in other assets                                     (59,074)                      0
         Increase (decrease) in deferred income                                   96,640                       0
         Increase (decrease) in other liabilities                                  8,290                       0
         Depreciation                                                             21,735                       0
                                                                              ----------              ----------
         Total adjustment                                                         13,529                (294,631)
                                                                              ----------              ----------
           Net cash provided by operating activities                          11,264,298              10,293,017
                                                                              ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of loans secured by  trust deeds                          (40,933,970)            (42,683,144)
         Principal collected                                                   3,855,124               1,066,547
         Loan payoffs                                                         30,831,719              39,841,821
         Investments in real estate                                           (3,690,666)             (2,405,258)
         Investments in Certificates of Deposit (net)                           (150,000)                      0
                                                                              -----------             ----------
           Net cash provided by (used in)
             investing activities                                            (10,087,793)             (4,180,034)
                                                                              ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of partnership Units                              12,923,304              11,213,731
         Cash distributions                                                   (4,552,492)             (4,295,801)
         Capital withdrawals                                                 (10,599,501)             (7,551,372)
                                                                              ----------              ----------
           Net cash provided by (used in)
             financing activities                                             (2,228,689)               (634,442)
                                                                              -----------             ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 (1,057,014)              5,478,541
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          5,056,358               2,153,706
                                                                              ----------              ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                              $ 2,717,332             $ 7,632,247
                                                                              ==========              ==========

                          The accompanying notes are an
                  integral part of these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

The general partners are authorized to offer and sell and have outstanding up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited Partnership Units outstanding were 175,128,877 at September 30, 1996. As of September 30, 1996, the Partnership had registered $321,570,324 of limited partnership interests with the Securities and Exchange Commission.


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

    (b)  Allowance for Loan Losses

The Partnership maintains an allowance for loan losses equal to $3,250,000 as of September 30, 1996. Management of the Partnership believes that this allowance is adequate based on a variety of factors including: historical experience, review of the loans and their respective collateral, the current loan delinquency rate and OFG's practices of advancing certain amounts to or on behalf of the Partnership and purchasing certain delinquent loans from the Partnership.

The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is a significant doubt as to the collectibility of interest or principal from either the borrower or OFG or when the payment of principal or interest is ninety days past due, unless OFG continues to advance interest payments to the Partnership. As of September 30, 1996 and December 31, 1995, the Partnership had loans totaling approximately $12,781,000 and $12,037,000, respectively, that were more than ninety days delinquent of which approximately $11,470,000 and $8,309,000, respectively, were classified as non-accrual loans. The Partnership's investment in loans for which OFG has provided advances for delinquent interest payments over 90 days was approximately $1,311,000 and $3,728,000 at September 30, 1996 and December 31, 1995, respectively.

Although OFG currently advances interest payments to the Partnership on only a small percentage of the delinquent loans held by the Partnership, it continues to make advances of other payments such as property taxes, mortgage interest pursuant to senior indebtedness, insurance and development costs made to or on behalf of the Partnership. OFG has made advances of approximately $452,000 and $1,218,000 during the nine months ended September 30, 1996 and the twelve months ended December 31, 1995, respectively, which had not been reimbursed by the borrower as of the same date. The Partnership has no obligation to repay these advances to OFG.

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


(3)     LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of September 30, 1996 and December 31, 1995 were as follows:

                                         September 30              December 31
                                            1996                     1995
                                            ----                     ----

   Income-producing properties          $149,348,359             $142,597,751
   Single-family residences                3,185,683                2,249,616
   Unimproved land                         4,823,902                6,503,224
                                         -----------              -----------
                                        $157,357,944             $151,350,591
                                         ===========              ===========

   First mortgages                      $143,425,966             $136,110,802
   Second mortgages                       13,355,706               14,660,759
   Third mortgages or all-inclusive
      deeds of trust                         576,272                  579,030
                                         -----------              -----------
                                        $157,357,944             $151,350,591
                                         ===========              ===========

Loan maturities range from 1996 to 2011, with approximately 38% ($60,194,000) of the loan principal outstanding at September 30, 1996 maturing in 1996 and 1997. These maturities include approximately $16,578,000 in loans which are past maturity as of September 30, 1996, of which approximately $7,141,000 represents loans for which interest payments are delinquent over 90 days. The Partnership refinanced loans totaling approximately $3,511,000 and $16,350,000 during the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively, thereby extending the maturity dates of such loans.

The Partnership's total investment in loans delinquent over ninety days is approximately $12,781,000 and $12,037,000 at September 30, 1996 and December 31, 1995, respectively. As of September 30, 1996 and December 31, 1995, OFG is providing non-recourse advances for the delinquent interest payments on approximately $1,311,000 and $3,728,000, respectively, of such loans.

As of September 30, 1996 and December 31, 1995, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 67% ($106,127,000) and 79% ($120,744,000), respectively of the loan portfolio. The Northern California region is a large geographic area which has a diversified economic base. The ability of the borrowers to repay loans is influenced by the strength of the region and the impact of prevailing forces on the value of real estate. Such loans are secured by deeds of trust on real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the basis in the loan balance and to record a deed of trust on the underlying property.


(4)     UNSECURED LOANS DUE FROM GENERAL PARTNER

During 1993, OFG sold various properties that it had acquired from the Partnership through foreclosure proceedings on Partnership loans assumed in 1992 and 1993. The sales proceeds were insufficient to repay the Partnership's investment in the related mortgage notes. Accordingly, OFG executed an unsecured note payable to the Partnership in the aggregate amount of $1,411,112 to satisfy OFG's obligation pursuant to an expired Limited Indemnification Agreement.

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

As of September 30, 1996, OFG has repaid $2,880,975 in principal on this unsecured loan leaving a balance due of $1,263,006. The note carries an interest rate of 8% and is current. If OFG had not purchased these properties and loans, the yield to the Partnership would have been decreased.


(5)     REAL ESTATE HELD FOR SALE AND MORTGAGE PAYABLE

Real estate held for sale at September 30, 1996 consists of the following properties acquired through foreclosure in 1993, 1994, 1995 and 1996:

     Warehouse, Merced, California, net of valuation
       allowance of $350,000 as of September 30, 1996                $   650,000
     Residential lots and residential units currently under
       construction, Carmel, California                                4,438,032
     Light industrial, Emeryville, California                            920,919
     70% interest in undeveloped land, Vallejo, California               568,569
     Commercial lot, Sacramento, California, net of valuation
       allowance of $250,000 as of September 30, 1996                    299,828
     Office building, Monterey, California                             2,103,942
     Undeveloped land, Los Gatos, California                             571,853
     Retail lot, Milpitas, California and Residence,
       Campbell, California                                              661,532
     Commercial building, Sacramento, California                         550,000
     Residential lots, Sonora, California                              1,708,350
     Undeveloped land, Reno, Nevada                                      230,000
                                                                      ----------
              Total                                                  $12,703,025

Real estate held for sale has increased in recent years due to the Corporate General Partner's policy to not acquire such properties through foreclosure. In addition, the Partnership has invested substantial amounts of capital ($3,338,032) in excess of the mortgage balance in the residential lots located in Carmel Valley, California during the development process.


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

Distributions are made monthly to the partners in proportion to the respective units owned during the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in January, 1996 and October, 1996 on their capital balances at December 31, 1995 and September 30, 1996, respectively.

The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $6,698,287 and $6,296,933 for the nine months ended September 30, 1996 and 1995, respectively.

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

         No more than 10% of the outstanding limited partnership interests may be withdrawn during any calendar year except upon dissolution of the Fund.

    (c)    Promotional Interest of General Partners

The general partners contributed cash to the Partnership's capital in the amount of 0.5% of the limited partners aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners contributions. This promotional interest of the general partners of up to 1/2 of 1% is expensed monthly to the Partnership and credited as a contribution to the general partners capital account as additional compensation. As of September 30, 1996, the general partners had made cash capital contributions of $870,951 to the Partnership. The general partners have agreed not to withdraw any portion of this capital from the Partnership, even though it exceeds the 1/2 of 1% requirement, but they are not required to make any further cash capital contributions to the Partnership until the amount falls below the 1/2 of 1% requirement.

The promotional interest expense charged to the Partnership was $20,414 and $12,553 for the three months ended September 30, 1996 and 1995, respectively, and $44,580 and $48,853 for the nine months ended September 30, 1996 and 1995, respectively.


(7)     CONTINGENCY RESERVES

In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves (as defined) in an aggregate amount of at least 1.5% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $870,951 at September 30, 1996), up to a maximum of .5% of the limited partners' capital contributions, will be available as additional contingency reserve, if necessary.

The contingency reserves required at September 30, 1996 and December 31, 1995 were approximately $3,503,000 and $3,324,000, respectively. Cash and cash equivalents as of the same dates were restricted accordingly.


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

Interest income on loans secured by trust deeds is collected by OFG and, along with advances on certain delinquent loans, is remitted to the Partnership. Interest receivable from OFG amounted to $1,339,458 and $1,359,228 at September 30, 1996 and December 31, 1995, respectively.

OFG may, at its sole discretion and on a monthly basis, adjust the servicing and management fees as long as such fees do not exceed the allowable .25% and 2.75% annual limits, respectively. In determining the servicing and management fees, and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Service fee payments to OFG approximated $107,000 and $102,000 for the three months ended September 30, 1996 and 1995, respectively and $275,000 and $301,000 for the nine months ended September 30, 1996 and 1995, respectively.. Management fee income to OFG earned on loans invested in by the Fund approximated $122,000 and $362,000 for the three months ended September 30, 1996 and 1995, respectively and approximately $339,000 and $847,000 for the nine months ended September 30, 1996 and 1995, respectively.

OFG is the obligor on two notes payable to the Partnership totaling $492,322 which are secured by properties owned by OFG as of September 30, 1996. These notes are interest only, due on demand and are current. Although the terms of the loans between the Partnership and OFG may or may not be at market rate, they are considered adequate and reasonable.

OFG originates all loans the Partnership is invested in and receives an investment evaluation fee payable by borrowers or the Partnership. Such fees, payable by borrowers, earned by OFG amounted to approximately $424,000 and $500,000 for the three months ended September 30, 1996 and 1995, respectively and approximately $1,340,000 and $1,397,000 for the nine months ended September 30, 1996 and 1995, respectively.

OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $55,000 and $78,000 for the three months ended September 30, 1996 and 1995, respectively and approximately $147,000 and $147,000 for the nine months ended September 30, 1996 and 1995, respectively.

Due to General Partner at September 30, 1996 and December 31, 1995 consists of unreimbursed costs and expenses payable to OFG.


(9)     NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three and nine month periods. These amounts were $173,549,000 and $163,073,000 for the three months ended September 30, 1996 and 1995, respectively and $169,302,059 and $157,356,000 for the nine months ended September 30, 1996 and 1995, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

The net income increases of approximately $270,000 (7.56%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and of approximately $663,000 (6.26%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 were primarily attributable to the increases in the average mortgage investments and other notes receivable held by the Partnership from approximately $145,176,000 to $155,699,000 for the three months ended September 30, 1995 and 1996, respectively and from approximately $146,747,000 to $156,519,000 for the nine months ended September 30, 1996 and 1995, respectively.

The average net yield of the Partnership increased from 8.77% to 8.79% for the three months ended September 30, 1995 and 1996, respectively and decreased from 8.83% to 8.79% for the nine months ended September 30, 1995 and 1996, respectively. The net yield represents the net income of the Partnership after all expenses with the exception of the provision for losses on loans or Real Estate Owned. These variations in yield are minor and not considered significant.

Although there has recently been only slight variations in the net yield of the Partnership, its interest income on loans secured by trust deeds as a percentage of trust deed envestments decreased from 2.73% to 2.68% for the three months ended September 30, 1995 and 1996, respectively, and from 8.00% to 7.87% for the nine months ended September 30, 1995 and 1996, respectively. The net yield of the Partnership has not varied proportionately with the changes in the interest income on loans secured by trust deeds because the management fees charged by the Corporate General Partner have decreased.

These relative decreases in gross income of the Partnership have been partially due to the fact that, as of November 1, 1994, the Corporate General Partner discontinued its previous practice of making payments on certain delinquent loans held by the Partnership which were originated prior to May 1, 1993. Non-performing loans held by the Partnership on which the Corporate General Partner was not advancing payments increased from approximately $3,924,000 (2.7% of the loan portfolio) to approximately $11,470,000 (7.3% of the loan portfolio) while the amount of loans for more than ninety days increased from approximately $9,774,000 (6.7% of the loan portfolio) to approximately $12,781,000 (8.1% of the portfolio) as of September 30, 1995 and 1996, respectively.

In addition to the increase in non-performing loans, there has been an increase in the Partnership's real estate held for sale which operates at an overall loss. Although real estate held for sale is expected to generate profits in subsequent periods, it currently has a negative effect on earnings. Real estate held for sale increased from approximately $7,035,000 to approximately $12,703,000 as of September 30, 1995 and 1996, respectively. Approximately $2,798,000 of the increase has been due to additional capitalized costs associated with the development of the Carmel Valley Ranch property. (See "Real Estate Owned").

The Corporate General Partner has significantly reduced the management fees it collects to offset the loss of revenues to the Partnership. Management fees paid to the Corporate General Partner decreased from approximately $362,000 to $122,000 for the three months ended September 30, 1995 and 1996, respectively and from approximately $847,000 to $339,000 for the nine months ended September 30, 1995 and 1996, respectively.


Portfolio Review

The number of Partnership mortgage investments decreased from 237 to 232 as of September 30, 1995 and 1996, respectively. The average loan balance increased from $618,660 to $678,267 as of September 30, 1995 and 1996, respectively. This average loan increase reflects the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner had previously made all periodic interest payments to the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not advance delinquent interest or principal. As of September 30, 1996, there were approximately $11,470,000 in loans held by the Partnership on which payments were more than 90 days delinquent and on which payments were not being advanced by the Corporate General Partner. The Corporate General Partner has advanced approximately $71,000 in delinquent interest payments to the Partnership from January 1, 1996 to September 30, 1996 that had not been collected from the borrower by the Corporate General Partner as of September 30, 1996.

Approximately $12,781,000 (8.1%) and $12,037,000 (8.0%) of the loans invested in by the Fund were more than 90 days delinquent in payment as of September 30, 1996 and December 31, 1995, respectively. Of these amounts, approximately $10,486,000 (6.6%) and $8,484,000 (5.8%) were in the process of foreclosure as of September 30, 1996 and and December 31, 1995, respectively.

A loan loss reserve in the amount of $3,250,000 was maintained on the books of the Partnership as of September 30, 1996 and December 31, 1995. As of this date the General Partners have determined that this loan loss reserve is adequate.

As of September 30, 1996 and December 31, 1995 approximately 67% and 79%, respectively of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on September 30, 1996 and December 31, 1995:

                                                  Principal Amount
                                        September 30             December 31
                                            1996                    1995
                                            ----                    ----
                                           (000)                   (000)

Single-Family Dwellings                   $  3,186                $  2,250
Income-Producing Property                  149,348                 142,598
Unimproved Land                              4,824                   6,503
                                           -------                 -------
                                          $157,358                $151,351
                                           =======                 =======

First Mortgages                           $143,426                $136,111
Second Mortgages                            13,356                  14,661
Third Mortgages or All-inclusive
  Deeds of Trust                               576                     579
                                           -------                  ------
                                          $157,358                $151,351
                                           =======                 =======

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1993 through September 30, 1996:

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

The Corporate General Partner has advanced all delinquent interest to the Partnership on the loans foreclosed on in 1993, 1994 and 1995. The delinquent interest on the loan foreclosed on in 1996 was never advanced to the Partnership by the Corporate General Partner. Of these foreclosed loans the Partnership held two mortgages totaling $492,322 as of September 30, 1996 on which the Corporate General Partner was making payments which were current. The $870,000 loan foreclosed on in 1996 was added to the Unsecured Loan to General Partner balance at the time of foreclosure.


Real Estate Owned
The Partnership currently holds title to the following eleven properties which were foreclosed on during 1993, 1994, 1995 and 1996:

                                        Fund               Additional
                                        Loan               Capitalized           Delinquent            Senior
Description                            Amount                 Costs             Interest (1)            Loans
-----------                            ------                 -----             ------------            -----
Light Industrial Warehouse
Merced, CA                              $ 1,000,000 (2)    $         0          $ 175,333             $       0

Residential Lots and Homes
  in Construction
Carmel Valley, CA                       $   600,000        $ 3,838,032 (4)      $ 141,750             $       0

Light Industrial Warehouse0

Commercial Lot/Residential
  Development
Vallejo, CA                             $   525,000        $    43,569          $  83,949             $       0

Commerical Lot
Sacramento, CA                          $   500,000 (3)    $    49,828          $  36,500             $       0

Office Building
Monterey, CA                            $   550,000        $ 1,576,426 (5)      $  30,077             $       0

Undeveloped Land
Los Gatos, CA                           $   571,853        $         0          $ 134,878             $       0

Retail Lot/Residence
Milpitas, CA/Campbell, CA               $   661,532        $         0          $  17,500             $ 157,769 (6)

Commercial Building
Sacramento, CA                          $   550,000        $         0          $  30,817             $       0

Residential Lots
Sonora, CA                              $ 1,691,425        $    16,925          $ 363,636             $       0

Undeveloped Land
Reno, NV                                $   230,000        $         0          $       0             $       0

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

With the exception of the light industrial warehouse located in Emeryville, California, the light industrial warehouse in Merced, California and the office building located in Monterey, California, these properties do not currently generate revenue and, as such, are operating at a deficit. With the possible exception of the light industrial warehouse located in Merced, California, the commercial land located in Sacramento, California, and the residential lots located in Sonora, California, the General Partners believe that due to the values of these properties, the Partnership should not sustain any losses of principal on their ultimate disposition. The General Partner has not yet determined a loss allowance on the Sonora property.

The Partnership has entered into a joint venture agreement with an unrelated developer/builder for the development and buildout of 30 residential lots located in Carmel Valley, California which lots are to be contributed by the Partnership to the joint venture at a future time. The joint venture agreeement provides for the Partnership to receive a priority return of principal and interest on any development capital contributed to the venture in addition to a priority return of $70,000 per lot. The Partnership is entitled to an allocation of 70% of any profits from the venture. The infrastructure work, including roads, drainage and utility tie-ins, has been completed in the development for which the Partnership has advanced approximately $761,000. In addition, the Partnership has advanced approximately $2,577,000 for unit construction costs, taxes, fees and other costs. Construction of residential units began in February, 1996 and sales of residential units is anticipated to begin in late 1996.

The Partnership leased out the majority of the office building located in Monterey, California to a publicly-traded company at the end of 1995, and lease payments began in January, 1996. The Corporate General Partner expects to be able to operate the property profitably, lease up the remaining space and place the property on the market for sale.

The Partnership's investment in Real Estate Owned has increased during 1993, 1994, 1995 and 1996 due to the Corporate General Partner's policy to not acquire property subject to foreclosure on which the Partnership has a trust deed investment. In addition, the Partnership has invested substantial amounts in the development of the Carmel Valley project on which sales should begin in late 1996.


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

The Partnership generally invests in relatively short-term commercial loans (1-7 years). In addition, the Corporate General Partner is generally able to fund loans in a shorter time frame than institutional lenders which allows it to collect a higher rate of interest from those borrowers that consider time to be an essential factor. Due to this, the net income of the Partnership has, in recent years, remained in the range of 8.5-9.0 percent per year. If there were a reduction in the demand for loans originated by the Corporate General Partner and, thus, fewer loans for the Partnership to invest in, the Partnership would have to invest excess cash in shorter term investments or reduce the interest rate charged on mortgage loans which would yield considerably less than the current investment portfolio.

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



Dated:  November 15, 1996                   OWENS MORTGAGE INVESTMENT FUND
                                            a California Limited Partnership
                                                     (Registrant)

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