Form 10-QT/A
period 1996-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 1996-12-24
CIK 841501

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

     Effective January 1, 1995, the Partnership adopted the Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under Statement No. 114, a loan is impaired when, based on current information or events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. Statement No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 118 clarifies interest income recogntion and disclosure provisions of Statement No. 114. The adoption of these statements do not have a material effect on the financial statements of the Partnership.

The Partnership recognizes interest income on impaired loans using the cash-basis method of accounting. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

    (b)  Allowance for Loan Losses


The Partnership maintains an allowance for loan losses equal to $3,250,000 as of September 30, 1996. Management of the Partnership believes that this allowance is adequate based on a variety of factors including: historical experience, review of the loans and their respective collateral, the current loan delinquency rate and OFG's practices of advancing certain amounts to or on behalf of the Partnership and purchasing certain delinquent loans from the Partnership. Evaluation of loans for purposes of determining the allowance for loans losses does not contemplate possible interest payments on loans that might be made by the Corporate General Partner to the Partnership.


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