Form 10-QT/A
period 1996-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 1997-01-08
CIK 841501

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

    (b)  Allowance for Loan Losses


The Partnership maintains an allowance for loan losses equal to $3,250,000 as of September 30, 1996. Management of the Partnership believes that this allowance is adequate based on a variety of factors including: historical experience, review of the loans and their respective collateral, the current loan delinquency rate and OFG's practices of advancing certain amounts to or on behalf of the Partnership and purchasing certain delinquent loans from the Partnership. Evaluation of loans for purposes of determining the allowance for loan losses does not contemplate possible payments on loans that might be made by the Corporate General Partner to the Partnership.


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