Form 10-QT/A
period 1996-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 1997-01-30
CIK 841501

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

    (b)  Allowance for Loan Losses


     The Partnership maintains an allowance for loan losses equal to $3,250,000 as of September 30, 1996. Management of the Partnership believes that, based on historical experience and a review of the loans and their respective collateral, this allowance is adequate in amount. Evaluation of loans for purposes of determining the allowance for loan losses does not contemplate possible payments on loans that might be made by the Corporate General Partner to the Partnership.


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