Form 10KT405
period 1996-12-31
OWENS MORTGAGE INVESTMENT FUND
filed 1997-04-01
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996            Commission file number
                                                             0-17248

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

Exhibit Index at pages 51-52.

                                     Part I

Item 1.  Business

         Owens Mortgage Investment Fund, a California Limited Partnership, (the "Partnership") was organized on June 14, 1984 and invests in first, second, third, wraparound and construction mortgage loans and loans on leasehold interest mortgages. In June, 1985, the Partnership became the successor-in-interest to, and acquired the assets and limited partners of Owens Mortgage Investment Fund I, a California limited partnership formed in June 1983 with the same policies and objectives as the Partnership. In September, 1992 the Partnership changed its name from Owens Mortgage Investment Fund II to Owens Mortgage Investment Fund.
      All of the loans invested in by the Partnership are arranged by the Corporate General Partner. In connection with the investment in such loans, the Partnership in limited instances acquires an equity interest in the underlying real property in the form of a shared appreciation interest. To date, the Partnership has not acquired any material shared appreciation interests. The Partnership's mortgage loans are secured by mortgages on unimproved as well as improved real property and nonincome producing as well as income-producing real property such as apartments, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.
      The following table shows the growth in total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

                                           Mortgage                     Net
               Capital                   Investments                  Income
1996          $ 176,840,104             $ 154,148,933             $ 14,758,412
1995          $ 164,744,443             $ 151,350,591             $ 13,491,375
1994          $ 151,846,728             $ 145,050,213             $ 12,709,424
1993          $ 137,583,163             $ 133,549,495             $  9,318,645
1992          $ 124,304,467             $ 119,224,512             $ 11,749,283

      As of December 31, 1996, the Partnership held investments in 240 mortgage loans, secured by ownership and leasehold interests in real property, 69% of which are situated in Northern California. The remaining 31% were located in Southern California, Oregon, Nevada, Arizona and Hawaii. The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 1996:

                  TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
                            (As of December 31, 1996)

                                                      Number
                                                    of Loans                     Amount                 Percent
1st Mortgages                                            190               $139,382,511                  90.42%
2nd Mortgages                                             47                 14,006,235                   9.09%
3rd Mortgages or wraparound deeds of trust                 3                    760,187                    .49%
                                                         ---                -----------                 ------
                                                         240               $154,148,933                 100.00%
                                                         ===                ===========                 ======

Maturing on or before
 December 31, 1998 (1)                                   148                $96,845,670                  62.83%
Maturing on or between January 1, 1999
 and December 31, 2001                                    46                 30,517,708                  19.80%
Maturing on or between January 1, 2002
 and March 1, 2012                                        46                 26,785,555                  17.37%
                                                         ---                -----------                 ------
                                                         240               $154,148,933                 100.00%
                                                         ===                ===========                 ======

Income-Producing Properties                              211               $145,999,756                  94.71%
Single-Family Residences                                  20                  3,935,546                   2.55%
Unimproved land                                            9                  4,213,631                   2.74%
                                                         ---                -----------                 ------
                                                         240               $154,148,933                 100.00%
                                                         ===                ===========                 ======
--------

(1)   $22,603,000 was past maturity as of December 31, 1996.

      The average loan balance of the mortgage loan portfolio of $639,622 as of December 31, 1996 is considered by the General Partners to be a reasonable diversification of investments concentrated in mortgages secured by commercial properties. Of such investments, 41% earn a variable rate of interest and 59% earn a fixed rate of interest. All were negotiated according to the Partnership's investment standards.
      Due to general economic conditions, certain sectors of the commercial real estate market have recently experienced decreases in both values and rental rates and an increase in vacancy rates. These conditions have helped to create stricter underwriting standards of the Corporate General Partner in relation to the financial strength of tenants, vacancy rates in comparable properties, existence and amounts of senior mortgages, general area economic development and growth, and other factors. The Corporate General Partner has continued to use relatively low loan-to-value ratios as a major criteria in making mortgage loans.
      As of December 31, 1996, the Partnership had invested in construction loans the aggregate amount of $2,240,000 and in loans partially secured by a leasehold interest of $13,535,000.
      The Partnership has other assets in addition to its mortgage investments, comprised principally of funds held in conjunction with contingency reserve requirements, cash held for investment, investment in the development limited partnership formed to develop certain property in Carmel Valley, California, acquired by the Partnership through foreclosure, real estate owned, mortgage interest receivable and unsecured notes from the Corporate General Partner. As of December 31, 1996, $12,236,661 ($3,400,000 representing contingency reserve funds) was primarily invested in certificates of deposit (with staggered maturity dates to a maximum of one year), money market accounts, and general banking accounts as required to transact the business of the Partnership. In addition, as of December 31, 1996, the Partnership held $7,743,295 in real estate owned, $4,877,798 in a limited partnership formed to develop the property located in Carmel Valley, California and acquired by the Partnership through foreclosure, $1,321,493 in mortgage interest receivable from the borrowers and $488,764 in unsecured notes due from the Corporate General Partner.
         The Partnership intends to continue to invest primarily in first deeds of trust secured by commercial properties.

Delinquencies
      The Corporate General Partner does not regularly examine the maintenance of acceptable loan-to-value ratios for the existing portfolio because the majority of loans in the Partnership's portfolio mature in a period of 1-7 years. In the event that payments on a loan securing a property become delinquent, the loan is past maturity, the General Partners learn of physical changes to the property securing the loan or to the area in which the property is located or the General Partners learn of changes to the economic condition of the borrower or of leasing activity of the property securing the loan, the General Partners will perform an internal review on the property including, but not limited to, a physical evaluation of the property as well as for the area in which the property is located, the financial stability of the borrower and the property's tenant mix and, in its sole discretion, will work with the borrower to bring the loan current.
      Although the Corporate General Partner is not obligated to do so, it purchases the Partnership's receivables for delinquent interest from the Partnership with respect to certain Partnership loans originated prior to May 1, 1993, and which are delinquent more than 90 days. In exchange for purchasing such delinquent interest receivables or purchasing delinquent loans, the Corporate General Partner is entitled to receive a higher maximum management fee (see "Executive Compensation"). Such payments have been recorded by the Partnership as interest payments as if made by the borrower, and have not been classified as contributions by the Corporate General Partner or as loans made by the Corporate General Partner. The Partnership has no obligation to repay such amounts to the Corporate General Partner.
      As of December 31, 1996, the Partnership's portfolio included $11,348,000 (compared with $12,037,000 as of December 31, 1995) of loans delinquent more than 90 days, representing 7.4% of the Partnership's investment in mortgage loans. The balance of delinquent loans at December 31, 1996, includes $5,046,000 (compared with $3,728,000 as of December 31, 1995) in the process of foreclosure and $3,156,000 (compared with $850,000 as of December 31, 1995) involves loans to borrowers who are in bankruptcy. The General Partners believe that these loans may result in a loss of principal and/or interest. However, the General Partners believe that the $3,500,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 1996 is sufficient to cover any potential losses of principal.
      Of the $12,037,000 that was delinquent as of December 31, 1995, $6,246,000 remained delinquent as of December 31, 1996, $1,193,000 was paid off, $2,045,000 became current, $1,683,000 became Real Estate Owned of the Partnership (see "Properties") and $870,000 represents a loan foreclosed upon by the Partnership and subsequently sold to the Corporate General Partner (see "Unsecured Loan to Corporate General Partner"). The General Partners believe that there could be partial losses of principal on these loans; therefore, an additional allowance for loan losses of $250,000 was provided for in the financial statements of the Partnership in 1996. An allowance for loan losses of $3,500,000 and $3,250,000 is maintained in the financial statements of the Partnership as of December 31, 1996 and 1995, respectively.
      Where payments on delinquent loans are not made currently by the borrowers, the Corporate General Partner has chosen to continue to purchase the Partnership's receivables for delinquent interest on a monthly basis on certain loans originated prior to May 1, 1993. Such loans totaled $1,336,000 as of December 31, 1996. At December 31, 1996, the amount of delinquent interest receivables purchased by the Corporate General Partner, together with amounts advanced by the Corporate General Partner in connection with these and other loans, including property taxes, insurance, legal fees, and interest to senior lenders that has not been repaid to the Corporate General Partner by borrowers was approximately $1,218,000. The Partnership is not obligated to reimburse the Corporate General Partner for such advances or to reacquire the delinquent interest receivables purchased by the Corporate General Partner.
      Finally, although not required to do so, prior to May 1, 1993, the Corporate General Partner would purchase certain loans from the Partnership at the time of foreclosure of such loans, for the unpaid principal amount and accrued interest, in order to prevent the Partnership from suffering a loss upon such foreclosure. However, commencing with loans originated on or after May 1, 1993, the Corporate General Partner has determined that, it no longer will purchase such loans except where the Corporate General Partner determines, in its sole discretion, that it will do so. In 1996 the Partnership foreclosed on an $870,000 loan and acquired title to the property providing security on the loan. Thereafter, the Corporate General Partner purchased the property from the Partnership for the amount of the loan by increasing the unsecured note payable to the Partnership by such amount (see "Business-Unsecured Loan to Corporate General Partner"). The Partnership foreclosed on another loan in the amount of $1,450,000 and acquired title to the property providing security for the loan also. The Corporate General Partner purchased the property from the Partnership, and the Partnership carried back a loan in the same amount as the original loan it had on the property prior to foreclosure. The loan is secured and due on demand.
      To date the Partnership has suffered no material losses on defaults or foreclosures, partially due to the prior practice of the Corporate General Partner to purchase loans from the Partnership which were at risk of causing a loss to the Partnership and its practice to date to voluntarily absorb such losses in very limited circumstances. Delinquent loans (defined as those loans for which the borrower is 90 days late in payment of installments due) have historically represented approximately 5-10% of the total loans that the Partnership has outstanding at any given time. However, due to the continuing practice of the Corporate General Partner to not purchase the Partnership's receivables for delinquent interest on any delinquent loans originated on or after May 1, 1993, and on the majority of delinquent loans originated prior to May 1, 1993, the amount of nonperforming delinquent loans (i.e., loans delinquent in payment over 90 days on which the Corporate General Partner historically has not purchased the Partnership's receivables for delinquent interest) has risen to $10,012,000 of the loan portfolio (6.5%). The Corporate General Partner, in all likelihood, will not continue to make payments to the Partnership on any delinquent loan originated prior to May 1, 1993 except in limited situations. If the Corporate General Partner should discontinue making purchases of delinquent interest receivables on additional delinquent loans originated prior to May 1, 1993, or discontinue entirely its practice of purchasing delinquent loans, there could be a further decrease in distributions.
      Following is a table representing the Partnership's delinquency experience (over 90 days) as of December 31, 1992, 1993, 1994, 1995 and 1996:

                                             1992           1993           1994            1995          1996
                                             ----           ----           ----            ----          ----
Nonperforming Delinquent Loans         $          0   $          0    $  4,923,000   $  8,309,000   $ 10,012,000

Total Delinquent Loans                 $ 11,064,500   $ 10,621,000    $ 12,849,000   $ 12,037,000   $ 11,348,000

Total Mortgage Investments             $119,225,000   $133,549,000    $145,050,000   $151,351,000   $154,149,000

Percent of Nonperforming Loans to
  Total Mortgage Investments                  0.00%          0.00%           3.39%          5.49%          6.50%

Percent of Delinquent Loans to
  Total Mortgage Investments                  9.28%          7.95%           8.86%          7.95%          7.36%


Allowance for Loan Losses
         An allowance for loan losses of $3,500,000 and $3,250,000 is maintained in the financial statements of the Partnership as of December 31, 1996 and 1995, respectively. The General Partners believe that, based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses as of December 31, 1996 is adequate in amount.

Unsecured Loan to Corporate General Partner
      In 1996, in order to protect the Partnership from operating losses and potential loss on disposition, the Corporate General Partner purchased a property from the Partnership which the Partnership had foreclosed on by increasing the amount of the unsecured loan from the Corporate General Partner in the amount of $870,000, the original loan amount on the foreclosed property. The Corporate General Partner disposed of the property in 1996 at a loss carrying back a mortgage in the amount of $629,000. The Corporate General Partner assigned this mortgage to the Partnership reducing the unsecured loan in the same amount. The Corporate General Partner has made additional principal payments against its unsecured loan aggregating $775,468 during 1996.
      At December 31, 1996, the outstanding principal balance of the Corporate General Partner's unsecured loan is $488,764. The loan is due upon demand, bears interest at the rate of 8% per annum, and is expected to be repaid by April 30, 1997. The Corporate General Partner continues to make monthly payments of principal and interest on this loan, and it is current.
      Although the terms of the loan between the Partnership and the Corporate General Partner may or may not be at market, they are considered fair and reasonable.

Fee Structure
         Management Fee's are payable to the Corporate General Partner on a monthly basis at a maximum annual rate of 2 3/4% per annum on the average unpaid balance of the Partnership's mortgage loans at the end of each of the 12 months in the then current calendar year. This fee is reduced to 1 3/4% per annum if the Corporate General Partner has not provided during the preceding calendar year any of the following discretionary services: (1) advanced its own funds to purchase the Partnership's interest receivable on delinquent mortgage loans; (2) advanced its own funds to cover any other costs associated with delinquent loans held by the Partnership, such as property taxes, insurance and legal expenses; or (3) purchased any such defaulted loans from the Partnership. The Corporate General Partner is entitled to collect the Management Fee on all loans, including those that are delinquent. This is due to the added costs to the Corporate General Partner associated with such loans including legal fees.
         Servicing Fees charged for the twelve months ended December 31, 1996 were $384,000. Management Fees charged to the Partnership for the twelve months ended December 31, 1996 were $867,000. During this same period, the maximum Servicing Fees and Management Fees that could have been collected by the Corporate General Partner were $389,000 and $4,278,000, respectively.


Principal Investment Objectives
         The Partnership invests primarily in mortgage loans on commercial, industrial and residential income producing real property, single-family residences and land. The terms of each loan are negotiated on a loan-by-loan basis by the Corporate General Partner.
         The Partnership's two principal investment objectives in making investments of the type described above are to: (i) preserve the capital of the Partnership; and (ii) provide monthly cash distributions to the Limited Partners. It is not an objective of the Partnership to provide tax-sheltered income. The General Partners have the authority, subject to the provisions of the Partnership Agreement, to change the Partnership's investment objectives.
         The Corporate General Partner locates and identifies all mortgages in which the Partnership invests and makes all investment decisions on behalf of the Partnership in its sole discretion. In evaluating prospective investments, the Corporate General Partner considers such factors as the ratio of the amount of the investment to the value of the property by which it is secured, the property's potential for capital appreciation, expected levels of rental and occupancy rates, current and projected cash flow of the property, potential for rental increases, the degree of liquidity of the investment, geographic location of the property, the condition and use of the property, its income-producing capacity, the quality, experience and creditworthiness of the borrower, general economic conditions in the area where the property is located, and any other factors which the Corporate General Partner believes are relevant.
         Almost all loans made or invested in by the Partnership are originated by the Corporate General Partner. During the course of its business, the Corporate General Partner is continuously evaluating prospective investments. The Corporate General Partner will originate loans from referrals, brokerage organizations, additional lending to previous borrowers and personal solicitations of new borrowers. All potential mortgage loans to be made or invested in are evaluated to determine if the mortgage loan is the type made by the Partnership, if the security for the loan and the loan-to-value ratio meets the standards established by the Partnership, and if the loan may be structured in a manner to meet the Partnership's investment criteria and objectives. If the Corporate General Partner approves the loan as presented, an appraisal will be ordered on the property securing the loan, and the property will be inspected by an officer, director, agent or employee of the Corporate General Partner.
         The Partnership requires that the borrower obtain a title insurance policy as to the priority of the mortgage and the condition of title. The Partnership receives independent, on-site appraisals for each property in which it invests. All independent appraisers used by the Partnership are licensed or qualified as independent fee appraisers and are certified by the state in which the property being appraised is located. Such appraisals will ordinarily take into account factors including: property location; age; condition; estimated building cost; community and site data; valuation of land; valuation by cost; economic market analysis; valuation by income; and correlation of the foregoing valuation methods. However, the General Partners generally rely on their own independent analysis and not exclusively on such appraisals in determining whether or not to arrange a particular mortgage loan.

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

First Mortgage Loans
         First mortgage loans are secured by first deeds of trust on real property. Such loans are generally for terms of from one year to 7 years. In addition, such loans do not usually exceed 80% of the appraised value of improved residential real property, 50% of the appraised value of unimproved real property, and 70 - 75% of the appraised value of commercial property.

Second and Wrapround Mortgage Loans
         Second and wraparound mortgage loans are invested in by the Partnership on real property which is already subject to prior mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 70% of the appraised value of the mortgaged property. A wraparound loan is one or more junior mortgage loans having principal amounts equal to the outstanding balance under the existing mortgage loans plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, the Partnership generally makes principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans.

Third Mortgage Loans
         Third mortgage loans are invested in by the Partnership on real property which is already subject to prior first and second mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 70% of the appraised value of the mortgaged property.

Construction Loans
         Construction loans are loans made for the renovation of developed property and for the development of undeveloped property. Construction loans invested in by the Partnership are secured by first deeds of trust on real property. Such loans are generally for terms of from six months to 2 years. In addition, if the mortgaged property is being developed, the amount of such loans does not generally exceed 70% of the appraised value of the mortgaged property, as developed.
         Generally the Partnership will not disburse funds with respect to a particular construction loan until work in the previous phase of the project on which the loan is made has been completed and an independent inspector has verified the quality of construction and adherence to the construction plans, and reviewed the estimated cost of completing the project. In addition, the Partnership generally requires the submission of signed labor and material lien releases by the borrower in connection with each completed phase of the project prior to rnaking any periodic disbursements of proceeds of the loan to the borrower.

Leasehold Interest Loans
      Loans on leasehold interests are secured by an assignment of the borrower's leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 70% of the value of the leasehold interest and are accompanied by personal guarantees of the borrowers. The leasehold interest loans either are amortized over a period which is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans all contain provisions allowing the Corporate General Partner to cure any default under the lease.

Variable Rate Loans
      Approximately $63,105,000 (40.9%) of the Partnership's loan portfolio as of December 31, 1996, contain a variable interest rate feature. The variable rate loans originated by the General Partners use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).
      Premiums over the above described indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made. Generally, an index based upon the prime rate or Treasury Bill rate is the most volatile, while an index based upon the cost of funds is the most stable.
      From January 1, 1996, through December 31, 1996, the one year Treasury Constant Maturity Index has increased from 5.21% to 5.50%, the five-year
Treasury Constant maturity Index has increased from 5.44% to 6.12%, the Prime Rate Index decreased from 8.50% to 8.25% and the Monthly Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions has decreased from 5.12% to 4.84%.
      It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the rate of competing investments available to the Partnership. The General Partners attempt to minimize such differential by tying variable rate loans to indices that are more sensitive to fluctuations in market rates. In addition, most variable rate loans originated by the Corporate General Partner contain provisions under which the interest rate cannot fall below the starting rate.

Interest Rate Caps
      Interest rate caps are found in all variable rate loans originated by the Corporate General Partner. The interest rate cap most frequently used is a 4% ceiling and a floor equal to the starting rate. The inherent risk in interest rate caps occurs when general market interest rates exceed the cap rate.

Assumability
      Variable rate loans of 5 to 10 year maturities, are generally not assumable without the prior consent of the General Partners. The Partnership does not typically make or invest in other assumable loans. To minimize risk to the investors, any borrower assuming a loan is subject to the same stringent underwriting criteria as the original borrower.

Prepayment Penalties
      The Partnership's loans typically do not contain a prepayment penalty. If the Partnership's loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds. However, as of December 31, 1996, $63,105,000 (approximately 40.9%) of the mortgage loans held in the Partnership's portfolio were variable rate loans which by their terms generally will have lower interest rates in a market of falling interest rates, thereby providing lower yields to the Partnership. However, these loans are written with relatively high minimum interest rates, which generally operates to reduce this risk of lower yields.

Balloon Payment
      A majority of the loans made or invested in by the Partnership require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, such loans involve a higher risk of default than fully amortizing loans.

Equity Interests and Participation In Real Property
      As part of investing in or making a mortgage loan the Partnership may acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation.
      The Partnership also may invest its funds directly in real property, if in the opinion of the General Partners, it is in the Partnership's best interest. See "Business-Real Estate Owned." No other properties (other than those that may be subject to foreclosure by the Partnership or a senior lender) are currently under review for acquisition by the Partnership.

Standards for Mortgage Loans
      In arranging mortgage loans, the Corporate General Partner considers relevant real property and financial factors, including the condition and use of the property, its income-producing capacity and the quality, experience, and creditworthiness of the borrower.
      The Partnership does not normally invest in mortgage loans secured by multifamily residential property or commercial property unless the net annual estimated cash flow after vacancy, operating expense, and mortgage debt service deductions on senior liens equals or exceeds the annual payments required on the mortgage loan. In addition, the Partnership limits the amount of its investment in any single mortgage loan, and the amount of its investment in mortgage loans to any one borrower, to 10% of the total Partnership assets as of the date the loan is made.

Mortgage Loans to Affiliates
      The Partnership will not invest in mortgage loans to any of the General Partners, Affiliates of the General Partners, or any limited partnership or entity affiliated with or organized by the General Partners. However, the Partnership may have an investment in a mortgage loan to the General Partners when the Corporate General Partner assumes by foreclosure the obligations of the borrower under a mortgage loan. As of December 31, 1996, the Partnership had secured loans outstanding to the Corporate General Partner of $1,942,332.

Purchase of Loans from Affiliates
      Although the Partnership has never done so, the Partnership may purchase loans from the General Partners or their Affiliates that were originated by the General Partners or their Affiliates and held for such party's own portfolio, as long as any such loan is not in default and as long as such loan otherwise satisfies all of the requirements set forth above. In addition, if such loan was not made by the maker of the loan within the 90 days prior to its purchase by the Partnership from the General Partners or their Affiliates, the General Partners or their Affiliates, respectively, shall retain a minimum of a 10% interest in such loan.

Borrowing
      The Partnership has not incurred indebtedness for the purpose of investing in mortgage loans. However, the Partnership may incur indebtedness in order to prevent default under mortgage loans which are senior to the Partnership's mortgage loans or to discharge such senior mortgage loans if this becomes necessary to protect the Partnership's investment in mortgage loans. Such short-term indebtedness may be with recourse to the Partnership's assets. In addition, although the Partnership has not historically had to do so, the Partnership may incur indebtedness in order to assist in the operation or development of a property securing a mortgage loan that the Partnership takes over as a result of default on the loan or foreclosure.

Sale and Repayment of Mortgages
      The Partnership invests in mortgage loans and does not engage in real estate operations or real estate developments (other than when such operations are required when the Partnership forecloses on a loan in which it has made an investment or takes over management of such foreclosed property), and does not invest in mortgage loans primarily for sale or other disposition in the ordinary course of business. The Partnership may require a borrower to repay the mortgage loan upon sale of the mortgaged property if the General Partners determine that such repayment appears to be advantageous to the Partnership based upon then-current interest rates, the length of time that the loan has been held by the Partnership, and the objectives of the Partnership. The net proceeds to the Partnership from any such sale or repayment are invested in new mortgage loans or distributed to the Partners at such times and in such intervals as the General Partners in their sole discretion determine.

No Trust or Investment Company Activities
      The Partnership has not qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and, therefore, is not subject to the restrictions on its activities imposed on real estate investment trusts. The Partnership is not subject to registration as an investment company under the Investment Company Act of 1940. It is the intention of the Partnership to conduct its business in such manner as not to be deemed a "dealer" in mortgage loans for federal income tax purposes.

Miscellaneous Policies and Procedures
      The Partnership will not: (i) issue securities senior to the Units or issue any Units or other securities for other than cash; (ii) invest in the securities of other issuers for the purpose of exercising control; (iii) underwrite securities of other issuers; or (iv) offer securities in exchange for property. No single Partnership loan may exceed 10% of the total Partnership assets as of the date that a loan is made.

Competition and General Economic Conditions
      The Partnership's major competitors in providing mortgage loans secured by deeds of trust on income producing and residential property are banks, savings and loan associations, thrifts, conduit lenders, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part because the Corporate General Partner generates all of its loans. The Corporate General Partner has been in the business of making or investing in mortgage loans in Northern California for more than 40 years and has developed a quality reputation and recognition within the field.
      In the past few years, the major institutional lenders had not been as active in the commercial mortgage market as in past years. In fact, some institutional lenders discontinued their commercial lending practice completely. Recently, however, many major institutional lenders have reentered the commercial mortgage market due to a stronger economy, stabilized property values and leasing rates and the decrease in demand for residential loans. This has created increased competition to the Partnership for investments in mortgages secured by commercial properties, creating downward pressure on interest rates. As such, interest rates of mortgage investments held by the Partnership may drop in the near future, reducing the net yield earned by the Limited Partners.
      In past years, due to general economic conditions, the commercial real estate market in California had experienced decreases in both values and rental rates and an increase in vacancy rates. These conditions prompted the Corporate General Partner to apply stricter underwriting standards. The Corporate General Partner continues to apply relatively low loan-to-value ratios as a practice in making mortgage loans.


Item 2.  Properties
      As of May 1, 1993, the Corporate General Partner changed its policy so as to generally not purchase mortgage loans from the Partnership prior to foreclosures. Subsequent to this change in policy, the Partnership acquired title to four properties through foreclosure on which it had loans totaling $4,233,000 during 1996. One of these properties, which provided security on a $1,450,000 Partnership loan, was sold to the Corporate General Partner, at no loss of principal to the Partnership, in exchange for a note secured by the property. Another property, which provided security on an $870,000 Partnership loan, was sold to the Corporate General Partner at no loss of principal to the Partnership in exchange for an unsecured note (see "Business-Unsecured Loan to Corporate General Partner").
      During 1996, the Partnership (1) disposed of a property which originally provided security for a $29,855 loan at no loss of principal, (2) disposed of a property which orignally provided the primary security for a loan in the amount of $661,531 and received net proceeds from the sale of $619,452 and (3) received a personal judgment against a borrower in the amount of $300,000 on a property which originally provided secuirty on a $850,000 loan.
      The Partnership continues to own its interest in the development limited partnership that owns the residential lots in Carmel Valley, California (see "Development Partnership," below) and to hold title to the following 10 properties as of December 31, 1996:

                                REAL ESTATE OWNED
                            (As of December 31, 1996)

                                                                  Additional                           Delinquent
                            Year                 Partnership     Capitalized        Senior            Interest at
       Description          Foreclosed           Loan Amount        Costs           Loans           Foreclosure(1)
       -----------          ----------           -----------     -----------        ------          --------------
Light Industrial Warehouse
Merced, CA                  1993               $1,000,000        $       0         $        0         $175,333
Commercial Lot
Sacramento, CA              1994               $  500,000        $  49,828         $        0         $ 39,042
Light Industrial Warehouse
Emeryville, CA              1994               $  925,000        $       0         $        0         $235,721
Commercia
Lot/Residential
Development                 1994               $  525,000        $  43,569         $        0         $ 83,949(2)
Vallejo, CA
Office Building
Monterey, CA                1995               $  550,000        $ 151,426         $1,425,000(3)      $ 30,077
Commercial Building
Sacramento, CA              1995               $   550,000(4)    $       0         $        0         $ 30,817
Developed Land
Los Gatos, CA               1995               $   571,853       $       0         $        0         $140,282
Residence
Campbell, CA                1995               $     42,079      $       0         $  157,111         $      0
Residential Lots
Sonora, CA                  1996               $1,683,000        $ 130,350          $        0         $732,559
High Density Residential
Lot                         1996               $  230,000        $       0          $        0         $ 15,439
Reno, NV
--------

(1) Approximately $989,000 of the aggregate delinquent interest receivable due to the Partnership or to the senior lienholder at foreclosure was purchased from the Partnership or advanced to the senior lienholder, if applicable, by the Corporate General Partner. Except for $83,949 that was reimbursed by the Partnership in connection with the Vallejo, California property, the Partnership has not reimbursed or repurchased receivables from the Corporate General Partner for any amounts, has no rights to any subsequent repayments of these amounts and has no obligation to reimburse the Corporate General Partner for such advances or repurchase any receivables purchased by the Corporate General Partner.

(2) The delinquent interest receivable was purchased by the Corporate General Partner on behalf of the Partnership, which holds a 70% interest in the property and on behalf of the co-owner of the property, an independent, third-party. Under applicable law, the Partnership could only repurchase such receivable if all other lenders/owners of the property repurchased their respective receivables. Consequently, the Partnership repurchased from the Corporate General Partner $83,949 of the interest receivable purchased by the Corporate General Partner, although it was not obligated to do so. The remaining $38,550 of the delinquent interest receivable purchased by the Corporate General Partner was paid by the other owner of the property.

(3) This senior loan was originally $2,102,646 including late charges and fees. The Corporate General Partner arranged for this loan to be discounted to $1,425,000 if the Partnership were to pay it off in full. The Partnership paid this loan off prior to March 31, 1995.

(4) The original loan was in the amount of $850,000 but was paid down by $300,000 due to a personal judgment against the borrower acquired through judicial foreclosure.

           The light industrial warehouse located in Merced, California is currently leased and is listed with a real estate broker for sale. The Partnership may sustain a loss on this property and has recorded a $350,000 allowance for loss on this property in its financial statements as of December 31, 1996.
      The commercial lot located in Sacramento, California is currently listed with a real estate broker for sale. The Partnership may sustain a loss on this property and has recorded a $250,000 allowance for loss on this property in its financial statements as of December 31, 1996.
      The light industrial warehouse located in Emeryville, California currently generates revenue from tenants and a commercial sign which is located on the property. The property was disposed of at a slight profit in January 1997.
      The Partnership is in the process of obtaining development rights on the parcels in Vallejo, California. The Partnership has brought suit against Solano County and three local cities in association with this process.
      The majority of the office building located in Monterey, California is leased to a publicly traded company. The Corporate General Partner expects the Partnership to be able to operate this property profitability, lease up the remaining space and place the property on the market for sale.
      The commercial building in Sacramento is on the market for sale. In addition, the Partnership obtained a personal judgment of $300,000 through a judicial foreclosure proceeding against the former borrower on this property. The Corporate General Partner does not expect the Partnership to suffer any loss on this property.
      The developed land in Los Gatos, California, currently consists of a small building that is leased out. The value in this property, however, would be with a larger commercial building. As such, the Corporate General Partner is evaluating the possibility of the Partnership constructing and either selling or leasing an office building on the property. In the meantime, the Corporate General Partner continues to negotiate a sale with several potential buyers.
      The single family residence located in Campbell, California was disposed of in January 1997, at no loss to the Partnership.
      There are 42 finished lots and 92 tentative mapped lots in the Sonora, California subdivision. The Corporate General Partner is researching the Partnership's options for disposing of these lots without risking additional capital of the Partnership.
      The Partnership successfully rezoned the Reno lot from commercial to high density residential suitable for apartment construction. The Partnership likely will either build out the lot or sell it to a developer.
      With the possible exceptions of the industrial warehouse located in Merced, California and the commercial lot located in Sacramento, California, the General Partners believe that due to the values of the properties owned by the Partnership, the Partnership should not sustain any material losses of principal on the ultimate disposition of these properties. The Partnership, however, has maintained a reserve for losses on real estate in its financial statements of $600,000 as of December 31, 1996.

Development Limited Partnership
      In 1993, the Partnership foreclosed on a $600,000 loan secured by a junior lien on 30 residential lots located in Carmel Valley, California, and, in 1994, paid off the $500,000 senior loan. In 1995, the Partnership became the sole limited partner in a limited partnership formed with an unrelated developer/builder as the sole general partner, for the development and buildout of these lots. In exchange for its interest in this development limited partnership, the Partnership in 1996 contributed the lots to the development limited partnership and agreed to make additional advances to fund the development costs. As of February 28, 1997, the Partnership had advanced development costs aggregating $2,740,000, and the total amount invested in or advanced by the Partnership equaled $4,750,000, net of distributions through such date.
      Under the terms of the agreement governing the development limited partnership, the Partnership is entitled to receive certain distributions of cash before the developer receives any funds. The cash received by the development limited partnership from sales of developed lots is distributed as follows: (i) to third parties (e.g., contractors, taxing authorities, etc.) for amounts incurred by the development limited partnership and related to the lots sold; (ii) to the Partnership, in an amount equal to $70,000 per lot sold; (iii) to the Partnership, in an amount equal to a pro rata portion of the development costs advanced, plus interest at prime plus 2%; (iv) to the Partnership, in an amount equal to other out-of-pocket expenses incurred by the Partnership with respect to the lots sold, plus interest at prime plus 2%; and (v) the balance, if any, 70% to the Partnership, and 30% to the developer.
      The development limited partnership intends to build single-family residences of between approximately 2,200 and 2,800 square feet on the lots. At February 28, 1997, construction had been completed or commenced on 16 lots. In 1996, one developed lot was sold and $478,679 was distributed (capital and income) to the Partnership. Five homes were sold during the first two months of 1997 and $2,388,239 was distributed to the Partnership. Deposits have been received on the remaining 10 lots, but there can be no assurances the
Partnership will realize similar amounts on the sales of these lots. Construction is expected to begin on the majority of the remaining 14 lots during 1997.
      The Corporate General Partner has entered into a joint venture with the same unrelated developer/builder to purchase and build out up to 34 lots that are contiguous to and interspersed with the lots in Carmel Valley owned by the partnership formed between the Partnership and the developer/builder. The Partnership does not have any direct or indirect interest in these 34 lots nor do any of these lots provide any security for the original Partnership loan which was foreclosed on in 1993. As sales of these 34 lots occur, the development limited partnership will be reimbursed on a pro rata basis, without interest, for development, infrastructure and soft costs incurred by the development limited partnership in the initial stages of its development of the lots. Upon receipt of any such funds the development limited partnership will distribute monies as outlined above.

Reserve for  Losses on Real Estate Held for Sale
      The Partnership has recorded a reserve of $600,000 for losses on real estate held for sale in the financial statements of the Partnership as of December 31, 1996. The General Partners believe that this allowance is adequate.


Item 3.  Legal Proceedings
         The Partnership is not presently involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business.


Item 4.  Submission of Matters to a Vote of the Security Holders
         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information
         a. There is no established public trading market for the trading of Units.
         b. Holders: As of December 31, 1996, approximately 2,606 Limited Partners held 175,304,000 Units of limited partnership interest in the Partnership.
         c. The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions to the Limited Partners of approximately $13,491,000 and $14,758,000 during 1995 and 1996, respectively. It is the intention of the Corporate General Partner to continue to distribute all income earned by the Partnership to the Unit holders.

Item 6.  Selected Financial Data



                         OWENS MORTGAGE INVESTMENT FUND

                       (A California Limited Partnership)
                             Selected Financial Data
                                   December 31
                                       1996              1995              1994             1993             1992
                                       ----              ----              ----             ----             ----
Loans secured by trust deeds       $154,148,933     $151,350,591      $145,050,213     $133,549,495      $119,224,512
less:  Allowance for loan losses     (3,500,000)      (3,250,000)       (2,750,000)      (2,750,000)                0
Real estate held for sale (net)       7,743,295        9,012,359         4,628,325        2,608,000                 0
Investment in Limited Partnership     4,877,798                0                 0                0                 0
Cash, cash equivalent and
  other assets                       14,105,992        8,288,818         5,697,459        5,202,246         5,540,580
                                    -----------      -----------       -----------      -----------       -----------
Total assets                       $177,376,018     $165,401,768      $152,625,997     $138,609,741      $124,765,092
                                    ===========      ===========       ===========      ===========       ===========

Liabilities                        $    535,914     $    657,325      $    779,269     $  1,026,578      $    460,625

Partners' Capital
  General Partners                    1,731,874        1,623,526         1,488,360        1,342,578         1,228,400
  Limited Partners                  175,108,230      163,120,917       150,358,368      136,240,585       123,076,067
                                    -----------      -----------       -----------      -----------       -----------
                                   $176,840,104     $164,744,443      $151,846,728     $137,583,163      $124,304,467
                                    -----------      -----------       -----------      -----------       -----------
Liabilities/Partners' Capital      $177,376,018     $165,401,768      $152,625,997     $138,609,741      $124,765,092
                                    ===========      ===========       ===========      ===========       ===========

Revenues                           $ 17,217,195     $ 16,604,484      $ 15,600,859     $ 14,979,065      $ 13,905,067

Operating Expenses
  Management Fee                        866,985        1,431,616         1,475,155        2,234,968           535,540
  Servicing Fee                         384,004          371,000           338,000          323,000         1,324,000
  Promotional                            57,395           69,255            72,984           72,359            97,694
  Real Estate Held for Sale
   Operating Expenses                   737,014          413,291           314,483           42,242                 0
  Provision for Loan Losses             250,000          500,000                 0        2,750,000                 0
  Provision for Losses on Real Estate
   held for sale                              0          200,000           400,000                0                 0
 Other                                  163,385          127,947           290,813          237,851           198,550
                                    -----------      -----------       -----------      -----------       -----------

Net Income                         $ 14,758,412     $ 13,491,375      $ 12,709,424     $  9,318,645      $ 11,749,283
                                    ===========      ===========       ===========      ===========       ===========

Net income allocated to
 general partner                   $    146,960     $    135,584      $    127,726     $     90,218      $    113,750
                                    ===========      ===========       ===========      ===========       ===========

Net income allocated to
 limited partner                   $ 14,611,452     $ 13,355,791      $ 12,581,698     $  9,228,427      $ 11,635,533
                                    ===========      ===========       ===========       ==========       ===========

Net income per limited
 partnership unit                          $.08             $.08              $.09             $.07              $.10
                                           ====             ====              ====             ====              ====

This information should be read in conjunction with the accompanying audited financial statements and notes to financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
      The net income increase of $1,267,000 (9.4%) for 1996 as compared to 1995 was attributable to (i) the increase in mortgage investments held by the Partnership from $151,351,000 to $154,149,000 as of December 31, 1995 and 1996,
respectively, (ii) the decrease in management fees from $1,432,000 to $867,000, at December 31, 1995 and December 31, 1996, respectively, and (iii) the decrease in provision for losses on loans and real estate held for sale from $700,000 to $250,000 for the years ended December 31, 1995 and 1996, respectively. The net income increase in 1996, as compared to 1995, was negatively affected by (i) the increase in net operating loss from real estate held for sale from $224,000 to $310,000 for the years ended December 31, 1995 and 1996, respectively, and (ii) an increase in nonperforming loans from $8,309,000 to $10,012,000 as of December 31, 1995 and 1996, respectively. Nonperforming loans for the purposes of this discussion and analysis are defined as those loans which are 90 days or more delinquent in payment and on which the Corporate General Partner historically has not purchased the related Partnership receivables for delinquent interest payments to the Partnership.
      The net income increase of $782,000 (6.2%) for 1995 as compared to 1994 was primarily attributable to the increase in mortgage investments held by the Partnership from $145,050,000 to $151,351,000 as of December 31, 1994 and 1995,
respectively. The net income increase for 1995 as compared to 1996 was negatively affected by (i) the addition to reserves for loan losses of $500,000 and losses on real estate held for sale of $200,000 in its financial statements for the year ended December 31, 1995, and (ii) the increase in nonperforming loans from $4,923,000 to $8,309,000 as of December 31, 1994 and 1995,
respectively. All income was derived from investments in mortgage loans and short-term interest-bearing accounts, notes receivable from the Corporate General Partner and income from Real Estate Held For Sale.
      The Partnership has experienced a decrease in its average net yield per Unit from 8.88% in 1994 to 8.79% and 8.72% in 1995 and 1996, respectively. The average net yield represents the net income of the Partnership after all expenses, other than the provision for losses on loans or real estate held for sale. If the provisions for losses on loans or real estate held for sale are included, the Partnership experienced a decrease in its average yield per Unit from 8.60% to 8.31% in 1994 and 1995, respectively, and an increase in average yield per Unit from 8.31% to 8.58% in 1995 and 1996, respectively. The decrease was the result of the overall decrease in general market rates and changes in the Corporate General Partner's policies regarding purchasing delinquent interest receivables, purchasing loans subject to foreclosure and purchasing at foreclosure sale certain properties which provided security for Partnership loans. The amount of nonperforming loans held by the Partnership has increased from $8,309,000 (5.49% of loan portfolio) to $10,012,000 (6.50% of loan portfolio) as of December 31, 1995 and 1996, respectively, due to the diminishing amount of loans for which the Corporate General Partner purchases delinquent interest receivables. However, the yield decreases have been partially offset due to a decrease in the management fees paid to the Corporate General Partner from $1,475,000 for 1994 to $1,432,000 and $867,000 for 1995 and
1996, respectively. These represent decreases in the annualized rate of management fees to total trust deed investments of the Partnership from 1.07% in 1994 to 0.95% and 0.56% for 1995 and 1996, respectively. Due to the increase in nonperforming loans and the general decrease in market interest rates, the Corporate General Partner has in the past voluntarily reduced the fees it collects in order to maximize the yield to investors. The fees taken by the Corporate General Partner are well within the limitations on such fees as imposed by the Partnership Agreement. The Corporate General Partner has not yet determined the level of management fees for 1997.

Loan Portfolio
      The number of Partnership mortgage investments have fluctuated from 254 as of December 31, 1994 to 238 as of December 31, 1995, and to 240 as of December 31, 1996. The average loan balance in these periods increased from $571,064 in 1994 to $635,927 and $639,622 in 1995 and 1996, respectively. These average loan balance increases reflect the Partnership's increased ability to invest in larger mortgage loans meeting the Partnership's objectives.
      The Partnership's loan portfolio consists primarily of short-term (1-7 years), fixed and variable rate loans secured by real estate. As of December 31, 1996, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 69% ($106,403,000) of the loan portfolio.
      As of December 31, 1996, approximately 95% of the loan portfolio was invested in loans on income-producing property, 3% in land loans and 2% in residential loans. Also, as of December 31, 1996, approximately 90% of the loan portfolio was invested in first deeds of trust, 9% in second deeds of trust and 1% in third and all-inclusive deeds of trust.
         The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership as of December 31, 1996, 1995, 1994, 1993 and 1992, respectively:

LOAN PORTFOLIO
(dollars in thousands)
                                                                       Principal Amount
                                      1996              1995             1994              1993             1992
                                      ----              ----             ----              ----             ----
Single Family Residences        $     3,935        $     2,250       $     3,180      $     3,004      $     4,184
Unimproved Land                       4,214              6,503             6,742            7,953           10,244
Income Producing Properties         146,000            142,598           135,128          122,592          104,797
                                   --------           --------          --------         --------         --------
    Total                         $ 154,149          $ 151,351         $ 145,050        $ 133,549        $ 119,225
                                   ========            =======          ========         ========         ========

      As of December 31, 1996, there were delinquent loans aggregating $10,012,000 for which the Corporate General Partner has elected not to purchase delinquent interest receivables. As of December 31, 1996, the Corporate General Partner continued to purchase from the Partnership receivables for delinquent interest related to $1,336,000 of delinquent loans held by the Partnership that were originated or invested in prior to May 1, 1993.
         Concentrations of credit risk arise when a number of borrowers are engaged in similar business activities or activities in the same geographic region, or when a number of loans are secured by property in the same geographic region that would cause the ability of the borrowers to meet contractual obligations to be similarly affected by changes in economic conditions. As of December 31, 1996, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California (defined as those counties north of and including Monterey, Kings, Fresno, Tulare and Inyo counties) totaled approximately 69% ($106,403,000) of the loan portfolio as compared to 79% ($120,744,000) as of December 31, 1995. The Northern California region is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.
         As of December 31, 1996, the Partnership's loans secured by deeds of trust on income producing properties totaled approximately 90% ($146,000,000) of the loan portfolio. However, no particular industry represents a significant portion of such loans.
      In 1993, the Partnership foreclosed on a $600,000 loan and obtained title to 30 lots in Carmel Valley, California, subject to a senior loan in the amount of $500,000. In 1994, the Partnership paid off the senior loan. In 1995, the Partnership entered into a development limited partnership with an unrelated builder/developer for the purpose of constructing single-family residences on the lots, and, in 1996, the Partnership contributed the lots to the development limited partnership. The development limited partnership is the only investment of this nature in which Partnership funds are invested.
      The Partnership is obligated to fund the costs of developing the lots. At December 31, 1996, the Partnership had advanced an aggregate of $3,387,500 toward the development of the lots, compared to $671,000 at December 31, 1995, and $0 at December 31, 1994. These figures do not include $390,298 of costs relating to the lots and paid by the Partnership prior to contributing the lots to the development limited partnership. At December 31, 1996, one of the developed lots sold, and the Partnership received distributions of capital and income aggregating $478,679 from the development limited partnership. During the period January 1, 1997, through February 28, 1997, the development limited partnership sold five additional developed lots and distributed $2,338,239 to the Partnership. See "Properties -Development Limited Partnership" for a discussion of this investment.

Asset Quality
      A consequence of lending activities is that losses will be experienced and that the amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment.
      The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations, that among other things, require a lender to perform ongoing analyses of its portfolio, loan to value ratio, reserves, etc., and to obtain and maintain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, the Corporate General Partner, in connection with the periodic closing of the accounting records of the
Partnership and the preparation of the financial statements, causes an evaluation of the mortgage loan portfolio of the Partnership to be performed by management and independent auditors. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 1996, management has determined that the allowance for loan losses of $3,500,000 is adequate in amount. As of December 31, 1996, loans secured by trust deeds include $11,348,000 in loans delinquent over 90 days of which $5,046,000 was invested in loans which were in the process of foreclosure and $3,156,000 involves loans to borrowers that are in bankruptcy.
      The adequacy of the allowance for loan losses to cover possible loan losses is determined only on a judgmental basis, after full review, including consideration of:

           *    Economic conditions;

           *    Borrower's financial condition;

           *    Evaluation of industry trends;

           * Review and evaluation of potential problem loans identified as having loss potential; and

           *    Quarterly review by Board of Directors.

Nonperforming Loans
      The amount of nonperforming loans increased from $8,309,000 (5.5% of the mortgage loan portfolio) as of December 31, 1995 to $10,012,000 (6.5% of the
mortgage loan portfolio as of December 31, 1996. This increase is due to the increase in nonperforming loans originated prior to May 1, 1993, from $5,052,000 as of December 31, 1995, to $7,505,000 as of December 31, 1996. The amount of nonperforming loans originated on or after May 1, 1993 decreased from $3,257,000 as of December 31, 1995 to $2,453,000 as of December 31, 1996. The amount of loans that were originated on or after May 1, 1993, and subject to the Corporate General Partners revised policy regarding purchasing delinquent interest receivables totaled approximately $121,693,000 or 79% of the total trust deed portfolio as of December 31, 1996. As such, an ever increasing percentage of the Partnership's trust deed investments are in loans in which the Corporate General Partner has a policy to not purchase delinquent interest receivables. Should the delinquency rate on these loans increase, the interest income received by the Partnership would be reduced. As of December 31, 1996, of the loans held by the Partnership which were originated prior to May 1, 1993, 23% were nonperforming while, of the loans held by the Partnership which were originated on or after May 1, 1993, only 2% were nonperforming. This is due in large part to the fact that, historically, the older the loan, the more likely it is to be delinquent.
         The Partnership has the following amount of loans delinquent in payment by greater than 90 days:

DELINQUENT LOANS
(dollars in thousands)
                                                 Loan Amount as of December 31,
                             1996              1995             1994              1993             1992
                             ----              ----             ----              ----             ----

Delinquent Loans          $   11,348       $   12,037        $   12,849       $   10,621        $   11,065
                           =========        =========         =========        =========         =========

Total Nonperforming
  Loans                   $   10,012      $     8,309       $     4,923    $           0     $           0
                           =========       ==========        ==========     ============      ============

Total Mortgage
  Investment               $ 154,149        $ 151,351         $ 145,050        $ 133,549         $ 119,235
                            ========         ========          ========         ========          ========

Percent of
  Delinquent Loans
  to Total Loans            7.36%             7.95%            8.86%             9.95%            9.28%
                            =====             =====            =====             =====            =====

Percent of
  Nonperforming Loans
  to Total Loans            6.50%             5.49%              3.39%             0%               0%
                            =====             =====              =====             ==               ==

         During 1996 the Corporate General Partner foreclosed on and acquired title to two properties which provided security to the Partnership for loans in the amount of $2,320,000. One of the properties foreclosed on by the Partnership and purchased by the Corporate General Partner in 1996 that provided security for a loan in the amount of $870,000 was disposed of by the Corporate General Partner during 1996 at a principal loss to the Corporate General Partner of $205,000. Carryback financing on the sale of this property of $629,000 was assigned to the Partnership to reduce the Corporate General Partner's obligation under its unsecured note. See "Business-Unsecured Loan to Corporate General Partner". The other property foreclosed on by the Partnership and purchased by the Corporate General Partner in 1996 provided security for a loan in the amount of $1,450,000, was purchased by delivering a secured note in the same amount, and was still held by the Corporate General Partner as of December 31, 1996. As a result thereof, the Corporate General Partner owns three properties on which the Partnership currently has mortgage loans totaling $1,942,332 as of December 31, 1996.

Liquidity and Capital Resources
      The Partnership relies upon purchases of Units and loan payoffs for the source of capital for mortgage investments. Although general market interest rates have most recently declined, a substantial increase in such rates could have an adverse affect on the Partnership. If general market interest rates were to increase substantially, the yield on the Partnership's mortgage investments may provide lower yields than other comparable debt-related investments. As such, additional Limited Partner investment into the Partnership could decline, which, in turn, would reduce the liquidity of the Partnership. The Partnership has not and does not intend to borrow money for investment purposes. See "Business--Borrowing."


Item 8. Financial Statements and Supplementary Data See pages 28-43 and page 52 of this Form 10-K report.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              Financial Statements

                        December 31, 1996, 1995 and 1994

                   (With Independent Auditors' Report Thereon)




Independent Auditors' Report



The Partners
Owens Mortgage Investment Fund:


We have audited the accompanying balance sheets of Owens Mortgage Investment Fund, a California limited partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Mortgage Investment Fund as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




Oakland, California
February 14, 1997


                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                                 Balance Sheets

                           December 31, 1996 and 1995



                      Assets                                                    1996                  1995
                      ------                                                    --------------------------

Cash and cash equivalents                                               $     11,386,661             5,056,358
Certificates of deposit                                                          850,000               850,000

Loans secured by trust deeds                                                 154,148,933           151,350,591
Less allowance for loan losses                                                (3,500,000)           (3,250,000)
                                                                          --------------        --------------

                                                                             150,648,933           148,100,591

Unsecured loans due from general partner                                         488,764             1,023,232
Interest receivable                                                            1,321,493             1,359,228
Other receivables                                                                 59,074                    --
Investment in limited partnership                                              4,877,798                    --
Real estate held for sale, net                                                 7,743,295             9,012,359
                                                                          --------------        --------------

                                                                        $    177,376,018           165,401,768
                                                                          ==============        ==============

         Liabilities and Partners' Capital

Liabilities:
     Accounts payable and accrued liabilities                                     24,458                16,168
     Accrued distributions payable                                               511,456               489,157
     Due to general partner                                                           --               152,000
                                                                          --------------        --------------

                  Total liabilities                                              535,914               657,325
                                                                          --------------        --------------

Partners' Capital:
     General partners                                                          1,732,726             1,623,526
     Limited partners: Authorized 250,000,000 units in 1996 and
       1995; 253,948,052 and 224,117,641 units issued and
       175,303,398 and 163,316,937 units outstanding in 1996
       and 1995, respectively                                                175,107,378           163,120,917
                                                                          --------------        --------------

                  Total partners' capital                                    176,840,104           164,744,443
                                                                          --------------        --------------

                                                                        $    177,376,018           165,401,768
                                                                          ==============        ==============




                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                              Statements of Income

                  Years ended December 31, 1996, 1995 and 1994



                                                              1996                1995                1994
                                                              --------------------------------------------
Revenues:
     Interest income on loans secured by
         trust deeds                                    $    16,595,630         16,132,544          15,197,276
     Other interest income                                      228,849            282,757             306,258
                                                          -------------      -------------       -------------

              Total revenues                                 16,824,479         16,415,301          15,503,534
                                                          -------------      -------------       -------------

Operating expenses:
     Management fees paid to general partner                    866,985          1,431,616           1,475,155
     Mortgage servicing fees paid to general partner            384,004            371,000             338,000
     Promotional interest                                        57,395             69,255              72,984
     Administrative                                              56,516             56,516              56,516
     Legal and accounting                                        97,175             60,254             137,118
     Net real estate operations                                 344,298            224,108             270,038
     Other                                                        9,694             11,177              44,299
     Provision for loan losses                                  250,000            500,000                  --
     Provision for losses on real estate held for sale               --            200,000             400,000
                                                          -------------      -------------       -------------

              Total operating expenses                        2,066,067          2,923,926           2,794,110
                                                          -------------      -------------       -------------

              Net income                                $    14,758,412         13,491,375          12,709,424
                                                          =============      =============       =============

              Net income allocated to
                  general partners                      $       146,960            135,584             127,726
                                                          =============      =============       =============

              Net income allocated to
                  limited partners                      $    14,611,452         13,355,791          12,581,698
                                                          =============      =============       =============

              Net income per weighted average
                  limited partner unit                  $           .08                .08                 .09
                                                          =============      =============       =============


                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                         Statements of Partners' Capital

                  Years ended December 31, 1996, 1995 and 1994



                                                                                                       Total
                                            General               Limited Partners                   Partners'
                                           Partners           Units               Amount              Capital

Balances, December 31, 1993           $   1,342,578        136,436,605      $  136,240,585         137,583,163

   Net income                               127,726         12,581,698          12,581,698          12,709,424
   Sale of partnership units                145,970         17,580,479          17,580,479          17,726,449
   Partners' withdrawals                         --        (10,925,360)        (10,925,360)        (10,925,360)
   Partners' distributions                 (127,914)        (5,119,034)         (5,119,034)         (5,246,948)
                                        -----------       ------------        ------------        ------------

Balances, December 31, 1994               1,488,360        150,554,388         150,358,368         151,846,728

   Net income                               135,584         13,355,791          13,355,791          13,491,375
   Sale of partnership units                138,507         15,119,315          15,119,315          15,257,822
   Partners' withdrawals                         --        (10,090,062)        (10,090,062)        (10,090,062)
   Partners' distributions                 (138,925)        (5,622,495)         (5,622,495)         (5,761,420)
                                        -----------       ------------        ------------        ------------

Balances, December 31, 1995               1,623,526        163,316,937         163,120,917         164,744,443

   Net income                               146,960         14,611,452          14,611,452          14,758,412
   Sale of partnership units                114,781         16,834,406          16,834,406          16,949,187
   Partners' withdrawals                         --        (13,665,872)        (13,665,872)        (13,665,872)
   Partners' distributions                 (152,541)        (5,793,525)         (5,793,525)         (5,946,066)
                                        -----------       ------------        ------------        ------------

Balances, December 31, 1996           $   1,732,726        175,303,398      $  175,107,378         176,840,104
                                        ===========       ============        ============        ============

                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994



                                                                   1996             1995              1994
                                                                   ---------------------------------------

Cash flows from operating activities:
   Net income                                               $    14,758,412        13,491,375       12,709,424
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for losses on real estate held for sale                 --           200,000          400,000
       Provision for loan losses                                    250,000           500,000               --
       Changes in operating assets and liabilities:
         Interest receivable                                        (21,339)         (165,464)        (146,964)
         Deferred interest                                               --                --          (39,845)
         Accrued distributions payable                               22,299            42,532           18,801
         Accounts payable                                             8,290            16,168               --
         Due to general partner                                    (152,000)         (180,644)         273,735
                                                              -------------     -------------    -------------

           Net cash provided by operating
               activities                                        14,865,662        13,903,967       13,215,151
                                                              -------------     -------------    -------------

Cash flows from investing activities:
   Investment in loans secured by trust deeds                   (51,365,781)      (43,563,067)     (55,071,750)
   Principal collected on secured and unsecured loans             2,773,553         2,513,912        2,193,668
   Loan payoffs                                                  44,978,479        32,452,735       39,137,003
   Investment in limited partnership                             (2,841,836)               --               --
   Distribution received from limited partnership                   237,954                --               --
   Additions to real estate held for sale                           (96,540)       (2,638,630)        (415,325)
   Disposition of real estate held for sale                         441,563           577,395               --
   Investment in certificates of deposit, net                            --           250,000          400,000
                                                              -------------     -------------    -------------

           Net cash used in investing activities                 (5,872,608)      (10,407,655)     (13,756,404)
                                                              -------------     -------------    -------------
Cash flows from financing activities:
   Repayment of mortgage payable                                         --                --         (500,000)
   Proceeds from sale of partnership units                       16,949,187        15,257,822       17,726,449
   Cash distributions                                            (5,946,066)       (5,761,420)      (5,246,948)
   Capital withdrawals                                          (13,665,872)      (10,090,062)     (10,925,360)
                                                              -------------     -------------    -------------

           Net cash (used in) provided by
              financing activities                               (2,662,751)         (593,660)       1,054,141
                                                              -------------     -------------    -------------

Net increase in cash and cash equivalents                         6,330,303         2,902,652          512,888

Cash and cash equivalents at beginning of year                    5,056,358         2,153,706        1,640,818
                                                              -------------     -------------    -------------

Cash and cash equivalents at end of year                    $    11,386,661         5,056,358        2,153,706
                                                              =============     =============    =============

See notes 3, 4, 5, and 6 for supplemental disclosure of non-cash investing activities.

                         OWENS MORTGAGE INVESTMENT FUND
                       (a California limited partnership)

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994



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

         The general partners are authorized to offer and sell units in the Partnership up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 175,303,398, 163,316,937 and 150,554,388 at December 31, 1996,
         1995 and 1994, respectively.

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

                Effective January 1, 1995, the Partnership adopted the Financial Accounting Standards Board's Statement No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. Under Statement No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. Statement No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 118 clarifies interest income recognition and disclosure provisions of Statement No. 114. The adoption of these statements did not have a material effect on the financial statements of the Partnership.

                In June 1996, the Financial Accounting Standards Board issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Partnership will be required to implement Statement 125 effective January 1, 1997. Management believes that the implementation of Statement 125 will not have a material impact on the financial statements.

                The Partnership recognizes interest income on impaired loans using the cash-basis method of accounting. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

         (c)    Allowance for Loan Losses

                The Partnership maintains an allowance for loan losses equal to $3,500,000 and $3,250,000 as of December 31, 1996 and 1995,
                respectively. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

                Through October 31, 1994, OFG purchased the Partnership's receivables for delinquent interest on loans originated prior to May 1, 1993 from the Partnership on a non-recourse basis. However, effective November 1, 1994, OFG discontinued its practice of purchasing interest receivable for certain loans. The outstanding balance of all loans delinquent greater than ninety days is $11,348,000 and $12,037,000 as of December 31, 1996 and 1995, respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from the borrower or when the payment of principal or interest is ninety days past due, unless OFG purchases the interest receivable from the Partnership. As of December 31, 1996 and 1995, the aforementioned loans totaling $11,348,000 and $12,037,000, respectively, are classified as non-accrual loans.

                OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs. Purchases of interest receivable and payments made on loans by OFG during 1996 and 1995, but not collected as of December 31, 1996 and 1995, totaled approximately $541,000 and $1,218,000, respectively. During 1995, OFG purchased the Partnership's receivable related to a shortfall in the discounted payoff of a Partnership loan in the amount of $525,000 and purchased the Partnership's interest in loans in the amount of $377,000.

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

         (f)    Investment in Limited Partnership

                The Partnership accounts for its investment in limited partnership as investment in real estate. The investment in limited partnership is carried at the lower of cost or estimated fair value, less estimated costs to sell. The Partnership increases its investment by advances made to the limited partnership. Any profit generated from the investment in limited partnership is recorded as a gain on sale of real estate.

         (g)    Real Estate Held for Sale

                Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

                Effective   January  1,  1996,  the   Partnership   adopted  the
                provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of FAS 121 did not result in a material impact on the Partnership's financial position.

         (h)    Income Taxes

                No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

         (i)     Reclassifications

                Certain reclassifications not affecting net income have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

    (3)  Loans Secured by Trust Deeds

         Loans secured by trust deeds as of December 31, 1996 and 1995 are as follows:

                                                                                  1996                1995
                                                                                  ------------------------

              Income-producing properties                                 $    145,999,756         142,597,751
              Single-family residences                                           3,935,546           2,249,616
              Unimproved land                                                    4,213,631           6,503,224
                                                                            --------------      --------------

                                                                          $    154,148,933         151,350,591
                                                                            ==============      ==============


              First mortgages                                                  139,542,698         136,110,802
              Second mortgages                                                  14,006,235          14,660,759
              Third mortgages or all-inclusive deeds of trust                      600,000             579,030
                                                                            --------------      --------------

                                                                          $    154,148,933         151,350,591
                                                                            ==============      ==============

         Scheduled maturities of loans secured by trust deeds as of December 31, 1996 and the interest rate sensitivity of such loans is as follows:

                                                   Fixed            Variable
             Year ending                         interest           interest
            December 31,                           rate               rate               Total

              1997                         $    45,776,142         12,027,295         57,803,437
              1998                              28,257,635         10,784,598         39,042,233
              1999                               4,035,752          8,363,487         12,399,239
              2000                               1,428,944         11,770,682         13,199,626
              2001                               2,976,977          1,941,866          4,918,843
              Thereafter (through 2012)          8,568,389         18,217,166         26,785,555
                                             -------------      -------------      --------------

                                           $    91,043,839         63,105,094        154,148,933
                                             =============      =============      ==============

         Variable rate loans use as indices the one and five year Treasury Constant Maturity Index (5.50% and 6.12%, respectively, as of December 31, 1996), the prime rate (8.25% as of December 31, 1996) and the weighted average cost of funds index for Eleventh District savings institutions (4.84% as of December 31, 1996). Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

         The scheduled maturities for 1997 include approximately $22,603,000 of loans which are past maturity as of December 31, 1996, of which $7,005,000 represents loans for which interest payments are delinquent over 90 days. During the years ended December 31, 1996, 1995 and 1994, the Partnership refinanced loans totaling $5,400,000, $19,466,000 and $11,266,000, respectively, thereby extending the maturity dates of such loans.

         The Partnership's total investment in loans delinquent over 90 days is $11,348,000 and $12,037,000 as of December 31, 1996 and 1995,
         respectively. OFG has purchased the Partnership's receivables for delinquent interest of $173,000, $456,000 and $3,003,000 related to delinquent loans for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Partnership's investment in delinquent loans as of December 31, 1996 totals approximately $11,348,000, of which $8,029,000 has a specific related allowance for credit losses totaling approximately $2,500,000. There is a non-specific allowance for credit losses of $1,000,000 for the remaining balance of $3,319,000. The only activity in the allowance for credit losses during the year ended December 31, 1996 was an addition to the allowance of $250,000.

         Interest income received on impaired loans during the year ended December 31, 1996 totaled approximately $691,000, $518,000 of which was paid by borrowers and $173,000 of which related to purchases of interest receivable by OFG.

         As of December 31, 1996 and 1995, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 69% ($106,403,384) and 79% ($120,744,304), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.

    (4)  Unsecured Loan Due from General Partner

         During 1995, OFG purchased the Partnership's receivable related to a shortfall in the discounted pay-off of a mortgage and was foreclosed out of the second position by the holder of the first deed of trust on a Partnership loan purchased in 1995. The purchase of the receivable and the loan in the amount of $902,000 was added to the outstanding balance of the unsecured loan due from general partner.

         During 1996, the Partnership sold a property to OFG which had been acquired through foreclosure proceedings by the Partnership on a Partnership loan. The purchase of the property in the amount of $870,000 was added to the outstanding balance of the unsecured loan due from general partner. OFG sold the property during 1996 for $21,700 in cash and a trust deed receivable in the amount of $629,000. The trust deed receivable was assigned by OFG to the Partnership in exchange for a reduction in the unsecured loan balance.

         OFG is under no obligation to enter into such transactions with the Partnership.

         The balance of the unsecured loan due from the general partner has been reduced by payments and totals $488,764 and $1,023,232 as of December 31, 1996 and 1995, respectively. The note bears interest at 8% and is due on demand.

    (5)  Investment in Limited Partnership

         In 1993, the Partnership foreclosed on a loan in the amount of $600,000 secured by a junior lien on 30 residential lots located in Carmel Valley, California, and in 1994, paid off the senior loan in the amount of $500,000. The Partnership incurred additional costs of $502,798 to protect its investment, increasing the carrying value of the lots to $1,602,798. The Partnership began to develop the lots and incurred an additional $671,118 in costs during 1995.

         During 1996, the Partnership contributed the lots into WV-OMIF Partners, L.P. (WV-OMIF Partners), a limited partnership formed between the Partnership and Wood Valley Development, Inc. (Woodvalley). The Partnership also provides advances to WV-OMIF Partners to develop and construct single family homes on the 30 lots contributed. The Partnership is entitled to receive interest at a rate of prime plus 2% on the advances to WV-OMIF Partners.

         OFG and Woodvalley have the option of purchasing and developing 34 similar lots which are interspersed among the 30 lots being developed by WV-OMIF Partners. WV-OMIF Partners is incurring the infrastructure costs which benefit all 64 lots, including the 34 lots that can be developed by OFG and Woodvalley. As of December 31, 1996, Woodvalley had purchased twelve lots. The remaining 22 lots are expected to be purchased during fiscal years 1997 and 1998. OFG and Woodvalley are expected to reimburse WV-OMIF Partners their pro rata share of the infrastructure costs with the funds received from the sale of the developed homes.

         During 1996, the Partnership advanced an additional $2,841,836 to WV-OMIF Partners for the continued development and construction of the homes. WV-OMIF Partners sold one home in 1996 and distributed $237,954 to OMIF.

         WV-OMIF Partners is distributing cash received from the sale of the lots in the following priority: (1) to third parties, such as real property taxes and assessments, lenders, contractors, etc.; (2) to pay the Partnership the amount of $70,000 per lot, as each lot sells; (3) to pay the Partnership the interest on the cash advances in full, as each lot sells; (4) to reimburse the Partnership for its out-of-pocket cash advances for each lot, as each lot sells; and (5) the remainder to Woodvalley and the Partnership at a rate of 30% to Woodvalley and 70% to the Partnership.

    (6)  Real Estate Held for Sale

         Real estate held for sale at December 31, 1996 and 1995 consists of the following properties acquired through foreclosure in 1993 through 1996:

                                                                                     1996               1995
                                                                                     -----------------------

              Warehouse, Merced, California, net of valuation allowance of
                  $350,000 as of December 31, 1996 and 1995                      $    650,000          650,000
              Light industrial, Emeryville, California                                919,806          925,000
              70% interest in undeveloped land, Vallejo, California                   568,569          568,569
              Commercial lot, Sacramento, California, net of valuation
                  allowance of $250,000 as of December 31, 1996 and 1995              299,828          299,828
              Undeveloped land, Grass Valley, California                                   --           55,380
              Residence and commercial building, Campbell and Milpitas,
                  California                                                           42,079          661,531
              Commercial property, Sacramento, California                             550,000          850,000
              Developed land, Los Gatos, California                                   571,853          571,853
              Office building and undeveloped land, Monterey, California            2,097,810        2,126,426
              Commercial building, Oakland, California                                     --           29,856
              Residential lots, Carmel, California (see note 5)                            --        2,273,916
              Undeveloped land, Reno, Nevada                                          230,000               --
              Manufactured home subdivision development, Sonora, California         1,813,350               --
                                                                                   ----------       ----------

                                                                                 $  7,743,295        9,012,359
                                                                                   ==========       ==========

         The acquisition of these properties resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of $1,913,000 and $2,501,308 for the years ended December 31, 1996 and 1995, respectively.

         During 1996, the Partnership sold three properties for a sales price of approximately $845,000. On one of the three properties, the Partnership took back a loan secured by a trust deed in the amount of $563,125.

    (7)  Partners' Capital

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

                The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $8,975,209, $8,395,180 and $7,863,379 for the years ended December 31, 1996,
                1995 and 1994, respectively. Reinvested distributions are not shown as partners' distributions or sales of partnership units in the accompanying statements of partners' capital.

                The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts within 91 days after written notices are delivered to the general partners, subject to the following limitations:

                o Any such  payments  are  required  to be made  only  from cash
                  available   for   distribution,   net   proceeds  and  capital
                  contributions (as defined) during said 91-day period.

                o A maximum of $75,000 per partner may be  withdrawn  during any calendar quarter (or $100,000 in the case of a deceased limited partner).

                o The general  partners  are not required to establish a reserve fund for the purpose of funding such payments.

                o No  more  than  10% of  the  outstanding  limited  partnership interest may be withdrawn during any calendar year except upon dissolution of the Partnership.

         (c)    Promotional Interest of General Partners

                The general partners contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners' contributions. This promotional interest of the general partners of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the general partners' capital account as additional compensation. As of December 31, 1996, the general partners had made cash capital contributions of $886,418 to the Partnership. The general partners are required to continue cash capital contributions to the Partnership in order to maintain their required capital balance.

                The promotional interest expense charged to the Partnership was $57,395, $69,255 and $72,984 for the years ended December 31, 1996, 1995 and 1994, respectively.

    (8)  Contingency Reserves

         In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain cash as contingency reserves (as defined) in an aggregate amount of at least 1-1/2% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $886,418 at December 31, 1996), up to a maximum of 1/2 of 1% of the limited partners' capital contributions, will be available as an additional contingency reserve, if necessary.

         The contingency reserves required at December 31, 1996 and 1995 were approximately $3,400,000 and $3,324,000, respectively. Certificates of deposit and certain cash equivalents as of the same dates were accordingly maintained as reserves.

    (9)  Income Taxes

         The net difference between partners' capital per the Partnership's federal income tax return and these financial statements is comprised of the following components:

                                                                                  1996                1995
                                                                                  ------------------------
              Partners' capital per financial statements                  $    176,873,914         164,744,443
              Accrued interest income                                           (1,321,493)         (1,359,228)
              Allowance for loan losses                                          3,500,000           3,250,000
              Valuation allowance - real estate held for sale                      600,000             600,000
              Accumulated depreciation                                                  --               4,830
              Accrued expenses due to general partner                                   --             152,000
              Accrued distributions                                                511,456             489,157
                                                                            --------------      --------------

              Partners' capital per federal income tax return             $    180,163,877         167,881,202
                                                                            ==============      ==============

   (10)  Transactions with Affiliates

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

         Interest income on loans secured by trust deeds is collected by OFG and is remitted monthly to the Partnership, net of servicing fees earned by OFG. Interest receivable from OFG amounted to $1,321,493 and $1,359,228 at December 31, 1996 and 1995, respectively.

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Management fees amounted to approximately $867,000, $1,432,000 and $1,475,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in the accompanying statements of income. Service fee payments to OFG approximated $384,000, $371,000 and $338,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in the accompanying statements of income.

         OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $241,000, $152,000 and $447,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         OFG originates all loans the Partnership invests in and receives an investment evaluation fee payable from payments made by borrowers. Such fees earned by OFG amounted to approximately $1,930,000, $1,865,000 and $2,261,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Included in loans secured by trust deeds at December 31, 1996 and 1995 are notes totaling $1,942,332 and $494,549, respectively, which are secured by properties owned by OFG. The loans bear interest at 8% per annum and are due on demand. The Partnership received interest income of $72,427, $131,482 and $300,245 during the years ended December 31, 1996, 1995 and 1994, respectively, from OFG under loans secured by trust deeds and the unsecured loan due from OFG.

         Due to general partner as of December 31, 1995 consists of unreimbursed costs and expenses payable to OFG.

   (11)  Net Income Per Limited Partner Unit

         Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the year, which was 172,364,058, 160,636,164 and 146,237,145 for the years ended
         December 31, 1996, 1995 and 1994, respectively.

   (12)  Fair Value of Financial Instruments

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

         (b)    Loans Secured by Trust Deeds

                The fair value of these instruments of approximately $153,700,000 as compared to the carrying value of approximately $154,149,000 as of December 31, 1996 is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $3,500,000 at December 31, 1996 should also be considered in evaluating the fair value of loans secured by trust deeds.

ltem 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         There were no changes in or disagreements on any items dealing with accounting or financial disclosure with the accountants during the fiscal year.


                                                     Part IIl


Item 10.  Directors and Executive Officers of the Registrant
         The following information is provided about the General Partners of the Partnership, who are responsible for the management of the Partnership. The General Partners of the Partnership are David Adler, Milton N. Owens, William C. Owens, Larry R. Schultz, David K. Machado, and Owens Financial Group, Inc. , the Corporate General Partner. The Corporate General Partner's principal place of business is located at 2221 Olympic Boulevard, Walnut Creek, CA 94595. Its telephone number is (510) 935-3840.
      The Corporate General Partner manages and controls the affairs of the Partnership and has general responsibility and final authority in all matters affecting the Partnership's business. Such duties include dealings with Limited Partners, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management duties. The Corporate General Partner may also, at its sole discretion and subject to change at any time, (1) advance its own funds to purchase the Partnership's receivable related to delinquent interest or principal payments on mortgage loans held by the Partnership, (2) advance its own funds to cover any other costs associated with delinquent loans held by the Partnership including, but not limited to, property taxes, insurance and legal expense or (3) purchase such defaulted loans at their book value from the Partnership. See "Business--Delinquencies". In order to assure that the Limited Partners will not have personal liability as General Partners, Limited Partners have no right to participate in the management or control of the Partnership's business or affairs other than to exercise the limited voting rights provided for in the Partnership Agreement. The Corporate General Partner has primary responsibility for the initial selection, evaluation and negotiation of mortgage investments for the Partnership. The Corporate General Partner provides all executive, supervisory and certain administrative services for the Partnership's operations, including servicing the mortgage loans made by the Partnership.
      The books and records of the Partnership are maintained by the Corporate General Partner, subject to audit by independent certified public accountants. Purchasers of Units will have no right to participate in the management of the Partnership, and it is not intended that there will be meetings of Limited Partners.
      David Adler, Milton N. Owens, William C. Owens, Larry R. Schultz and David
K. Machado are the five individual General Partners of the Partnership. The individual General Partners, with the exception of David K. Machado, are also officers and directors of the Corporate General Partner. The individual General Partners have a net worth ranging from $2,000,000 to over $5,000,000, and the Corporate General Partner has a net worth of approximately $5,600,000 as of December 31, 1996. There is set forth below certain information about the General Partners and other employees of the Corporate General Partner that are actively involved in the administration and investment activity of the Partnership.
      David Adler, General Partner, age 75, became Vice Chairman of the Corporate General Partner in April 1996. From 1981 to April 1996, he served as President and Chief Executive Officer of the Corporate General Partner, and from 1966 to 1981, served as its Executive Vice President. He has had extensive experience in real estate financing and partnership management.
         Mr. Adler is a former director of Fairmont Foods Company, and for many years was Chairman of its Executive Committee. He also served on the Northern California Advisory Board of Union Bank. As a Presidential appointee, he was a member of the Postmaster Selection Committee under Postmaster General Winston Blount. Mr. Adler continues to be active in various civic and philanthropic enterprises.
      David K. Machado, General Partner, age 54, is a licensed real estate broker with extensive experience as a loan officer. He was a loan officer with Mason-McDuffie Investment Company from 1970 to 1975 and with American Savings & Loan Association from 1975 to 1980. Mr. Machado joined the Corporate General Partner in 1980 and served as its Vice President and Manager in charge of corporate loan production until May 1989. He has served as a loan officer with Owens Financial Group, Inc. since December 1, 1989.
         Milton N. Owens, General Partner, age 85, is a licensed real estate broker and has been Chairman of the Board of the Corporate General Partner since October 1981. Mr. Owens is a member of the American Institute of Real Estate Appraisers (MAI) and holds other professional designations. Mr. Owens has conducted real estate appraisal courses at the University of California,
Berkeley. Prior to his formation of Owens Mortgage Company, Mr. Owens was employed with the mortgage loan division of the Travelers Insurance Company from 1936 to 1951. Mr. Owens is the father of William C. Owens, also a General Partner of the Partnership.
      William C. Owens, General Partner, age 46, has been President of the Corporate General Partner since April 1996. From 1989 until April 1996, he served as a Senior Vice President of the Corporate General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development.
         As President of the Corporate General Partner, Mr. Owens has responsibility for the overall activities and operations of the Corporate General Partner, including corporate investment, operating policy and planning. In addition, he has had responsibility for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corp., a subsidiary of the Corporate General Partner. Mr. Owens is a licensed real estate broker, and is the son of Milton Owens, also a General Partner of the Partnership.
      Larry R. Schultz, General Partner, age 54, is a licensed real estate broker and has been Executive Vice President of the Corporate General Partner
since October 1981. Mr. Schultz began working at the Corporate General Partner in 1964, and has experience in all aspects of its operations. Mr. Schultz is responsible for loan committee review, loan underwriting, loan servicing, and compliance matters of the Corporate General Partner.
      In addition to his responsibilities with the Corporate General Partner, Mr. Schultz has on numerous occasions acted as a court appointed receiver. He has also acted as a general partner in various limited partnerships owning California real estate.
         Bryan H. Draper, age 39, has been Controller and Chief Financial Officer of Owens Financial Group, Inc. since December 1987. Mr. Draper is a Certified Public Accountant who previously worked as a public accountant for Deloitte, Haskins & Sells from 1981 to 1982, Arthur Andersen & Co. from 1982 to 1986 and finally with a closely held public accounting firm in Walnut Creek, California from 1986 to 1987. Mr. Draper is responsible for all accounting, regulatory agency filings, and tax matters for the Partnership, the Corporate General Partner, and Owens Securities Corporation.
      William E. Dutra, age 35, is a member of the Loan Committee of the Corporate General Partner and has been an employee of the Corporate General Partner since February 1986. As a Vice President in charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.
      Owens Financial Group, Inc., incorporated in 1981 is the Corporate General Partner of the Partnership. Its predecessor, Owens Mortgage Company, was formed in 1951 by Milton N. Owens for the purpose of arranging and servicing real estate loans secured by deeds of trust on California real estate for private and institutional lenders. Except for a brief period from 1961-1963 when the servicing portfolio and six branch offices were sold to Palomar Mortgage Company, Milton N. Owens controlled the operations of Owens Mortgage Company. Presently, the Corporate General Partner is servicing approximately $201,000,000 of company-originated and purchased loans for the Partnership, private individuals, corporate pension plans, IRA and individual pension accounts, and institutional investors. Owens Financial Group, Inc. also serves as loan originator for the Partnership.

Summary of Management Responsibilities
      The duties, responsibilities and services of the General Partners, include marketing the Units, mortgage investments, portfolio management, and the management and disposition of Partnership properties.


Item 11.  Executive Compensation
         The Partnership does not pay any compensation to any persons other than the Corporate General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, SAR's, securities, or any other direct or indirect form of compensation other than the managment fees permitted under the Partnership's governing documents.
         The following table summarizes the forms and amounts of compensation paid to the General Partners or their affiliates for the year ended December 31, 1996. Such fees were established by the General Partners and were not determined by arms-length negotiation.

                                                           Year Ended
         Form of Compensation                             December 3l, 1995

                               PAID BY PARTNERSHIP
         Management Fees                                   $    867,000
         Promotional Interest                                    57,000
                                                             ----------
           Subtotal                                        $    924,000
                                                             ----------

         Reimbursement of Operating Expenses               $    867,000
                                                             ----------
             Total                                         $  1,791,000
                                                             ==========

                                PAID BY BORROWERS
         Investment Evaluation Fees                        $  1,930,000
         Servicing Fees                                         384,000
         Late Payment Charges                                   241,000
                                                             ----------
            Total                                          $  2,555,000
                                                             ==========


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
      No person or entity owns beneficially more than 5% of the ownership interest in the Partnership. The following table sets forth the beneficial ownership interests in the Partnership as of December 31, 1996 by (i) each General Partner of the Partnership, and (ii) all General Partners as a group.

                                                                                           Amount of
Title of                                                                                  Beneficial        Percent
 Class      Name and Address                                                            Ownership(1)       of Class
-------     ----------------                                                            ------------       --------
Units       David Adler, P.O. Box 2308, Walnut Creek, CA  94595                          $   805,457           .45%
            David K. Machado, P.O. Box 2308, Walnut Creek, CA  94595                         132,780           .07%
            Milton N. Owens, P.O. Box 2308, Walnut Creek, CA  94595                          148,836           .08%
            Larry R. Schultz, P.O. Box 2308, Walnut Creek, CA  94595                          37,003           .02%
            William C. Owens, P.O. Box 2308, Walnut Creek, CA 94595                            3,536           .00%
            Owens Financial Group, Inc., P.O. Box 2308, Walnut Creek,
             CA  94595(2)                                                                  2,151,514          1.19%
                                                                                           ---------          -----
            All General Partners as a group (6 persons)                                  $ 3,279,096          1.81%
                                                                                           =========          =====

-----------

(1) All interests are subject to the named person's sole voting and investment power.

(2)   The ownership of the Corporate  General Partner is held as follows:  26.49% by Milton N.  Owens,  16.56% each by David Adler, William C. Owens and Larry R.  Schultz,  6.62% each by David K.  Machado and Bryan H. Draper,
      3.97% each by William E. Dutra and Andrew J. Navone, and an aggregate of 2.65% by two unrelated individuals.


Item 13.  Certain Relationships and Related Transactions
Transactions with Management and others.

Management Fee.
         The Corporate General Partner manages all aspects of the Partnership. The Corporate General Partner receives a fee for such services in an amount of up to 2 3/4% per annum of the total value of mortgages loans invested in by the Partnership. The arnount of management fees paid to the Corporate General Partner for the year ended December 31, 1996 was $867,000.

Promotional Interest.
         The Corporate General Partner is required to maintain an ongoing interest in the Partnership equal to 1 percent of the Limited Partners'
interests. To achieve this, the Corporate General Partner makes monthly cash contributions equal to one-half of this obligation. The other half of the obligation is funded through a promotional interest expense allocated to the Partnership on a monthly basis. During 1996, the Partnership incurred promotional interest costs of $57,000 which increased the Corporate General Partners interest in the Partnership in the same amount.
         See also Item 12 for a discussion of the interest in the Coroporate General Partner held by each individual General Partner.

Part IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                  Form 10-K Pg.
(a)(1)   List of Financial Statements:
         Report of Independent Auditors..............................p. 29
         Balance Sheets - December 31, 1996 and 1995.................p. 30
         Statements of Income for the years ended
December 31, 1996, 1995 and 1994.....................................p. 31
         Statements of Partners Capital for the
years ended December 31, 1996, 1995 and 1994.........................p. 32
Statements of Cash Flows for the years
ended December 31, 1996, 1995 and 1994...............................p. 33
         Notes to Financial Statements...............................pp. 34-44

(2)      Schedule IV - Mortgage Loans on Real Estate.................p. 53

(3)      Exhibits:
             3. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed May 3, 1996.

             4. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed May 3, 1996.

             10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B To Prospectus filed with Registration Statement 33-81896 filed May 3, 1996.

              27.  Financial Data Schedule.

(b)      Reports on Form 8-K - None

(c)      Exhibits:
             3. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed May 3, 1996.

             4. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed May 3, 1996.

             10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Prospectus filed with Registration Statement 33-81896 filed May 3, 1996.

              27.  Financial Data Schedule.

(d)      Schedules:
             Schedule IV - Mortgage Loans on Real Estate


                                   SCHEDULE IV
                         OWENS MORTGAGE INVESTMENT FUND
               MORTGAGE LOANS ON REAL ESTATE -- DECEMBER 31, 1996

                                                                                                    Principal Amount
                                                                                                    of Loans Subject
                                                                                                      to Delinquent
                                                             Final              Carrying Amount        Principal or
          Description                Interest Rate       Maturity date           of Mortgages            Interest
          -----------                -------------      ---------------         --------------      -----------------
TYPE OF LOAN
Income Producing                        6.62-14.50%  Current to Mar., 2012        $145,999,756          $ 9,890,691
Single Family Residence                 8.00-13.00%  Current to Jun., 2001           3,935,546              655,000
Land                                    8.75-15.00%  Current to Aug., 1999           4,213,631              802,200
                                                                                   -----------           ----------
TOTAL                                                                             $154,148,934          $11,347,891
                                                                                   ===========           ==========
AMOUNT OF LOAN
$0-250,000                              6.87-15.00%  Current to Aug., 2005         $10,252,163         $    530,084
$250,001-500,000                        7.87-14.00%  Current to Aug., 2010          19,770,038            3,265,199
$500,001-1,000,000                      7.37-14.50%  Current to Mar., 2012          33,808,373            2,945,167
Over $1,000,000                         6.62-14.50%  Current to Oct., 2010          90,318,360            4,607,441
                                                                                   -----------           ----------
TOTAL                                                                             $154,148,934          $11,347,891
                                                                                   ===========           ==========
POSITION OF LOAN
First                                   6.62-15.00%  Current to Mar., 2012        $139,382,512           $9,137,136
Second                                  9.90-14.50%  Current to Dec., 2004          14,006,235            2,210,755
Third or all-inclusive
 deeds of trust                        10.50-11.00%  Current to Apr., 2000             760,187                    0
                                                                                   -----------           ----------
TOTAL                                                                             $154,148,934          $11,347,891
                                                                                   ===========           ==========
-----------------------------
NOTE 1:    All loans  are  acquired  from an  affiliate  of the  Partnership, namely Owens Financial Group, Inc., the Corporate General Partner.

NOTE 2:    Reconciliation of carrying amount of mortgages.

           Balance at beginning of period (1/1/96)                                $151,350,591
           Additions during period
             New mortgage loans                                                     51,365,781
             Loan carried back on sale of real estate                                  563,125
                                                                                   -----------
             Subtotal                                                              203,279,497
           Deductions during period
             Collection of principal                                                46,976,564
             Foreclosures                                                            1,913,000
             Conversion to Unsecured Loan to Corporate General Partner                 241,000
                                                                                   -----------
             Balance at end of period (12/31/96)                                  $154,148,933
                                                                                   ===========

NOTE 3:    Included in the above loans are the  following  loans which exceed
           3% of the total loans as of December 31, 1996. There are no other loans which exceed 3% of the total loans as of December 31, 1996.:

                                                                                                      Principal
                                                                                                      Amount of
                                                                                                    Loans Subject
                                     Final         Periodic                 Face        Carrying    to Delinquent
                            Interest Maturity       Payment       Prior   Amount of    Amount of    Principal or
       Description            Rate     Date         Terms         Liens   Mortgages    Mortgages      Interest
       -----------          -------  -------        -----         -----   ---------    ---------      --------


Commercial Retail Center,                      Interest only,
So. Lake Tahoe, CA          10.0%    7/27/04   balance due at       None    $5,344,002  $5,344,002        $0
                                               maturity
Office Building,                               Interest only,
San Jose, CA                11.25%   12/20/98  balance due at       None    $4,888,634  $4,888,634        $0
                                               maturity

                                                     SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 27, 1997                    OWENS MORTGAGE INVESTMENT FUND,
                                          a California Limited Partnership

                                          By:  Owens Financial Group, Inc.
                                               a General Partner


Dated:  March 27, 1997                       By:/s/David Adler
        --------------                          -------------------------
                                                   David Adler, Director


Dated:  March 27, 1997                       By:/s/Larry R. Schultz
        --------------                          --------------------------
                                                   Larry R. Schultz, Director


Dated:  March 27, 1997                       By:/s/William C. Owens
       ---------------                          ---------------------------
                                                   William C. Owens, Director