Form 10-QT
period 1997-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 1997-05-15
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1997

                         Commission file number O-17248


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership
             (Exact Name of Registrant as specified In Its charter)


             California                                   68-0023931
    (State or other jurisdiction                        I.R.S. Employer
  of incorporation or organization                      Identification No.)


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


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

             BALANCE SHEETS -- MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                             March 31             December 31
                                                                               1997                  1996

                                                          ASSETS
Cash and cash equivalents (Note 2)                                        $  12,359,853          $  11,386,661
Certificates of Deposit                                                       1,000,000                850,000
Loans secured by trust deeds (Notes 2 and 3)                                160,312,270            154,148,933
less:  Allowance for loan losses (Note 2)                                    (3,500,000)            (3,500,000)
Real estate held for sale (Note 6)                                            6,781,411              7,743,295
Investment in Limited Partnership (Note 2 and 5)                              3,431,596              4,877,798
Unsecured Loan to General Partner (Note 4)                                      415,416                488,764
Interest receivable                                                           1,489,602              1,321,493
Other assets                                                                     59,074                 59,074
                                                                         --------------         --------------
Total Assets                                                               $182,349,222           $177,376,018
                                                                            ===========            ===========


                                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                                           $       503,408         $      511,456
Accounts payable and accrued liabilities                                        152,808                 24,458
Deferred income                                                                 162,820                      0
Other liabilities                                                                25,268                      0
                                                                        ---------------     ------------------

Total Liabilities                                                               844,304                535,914
                                                                         --------------          -------------

PARTNERS' CAPITAL:
General partners (Note 7)                                                     1,779,368              1,732,726
Limited partners (Note 7)                                                   179,725,550            175,107,378
                                                                            -----------            -----------
Total Partners' Capital                                                     181,504,918            176,840,104
                                                                            -----------            -----------
Total Liabilities and Partners' Capital                                    $182,349,222           $177,376,018
                                                                            ===========            ===========

                     The accompanying notes are an integral
                       part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                           FOR THE THREE MONTHS ENDED
                                                                         March 31              March 31
                                                                           1997                  1996
                                                                           ----                  ----
  REVENUES:
     Interest income on loans secured by trust deeds                     $ 4,342,168           $ 4,045,603
     Gain from limited partnership (Note 5)                                  878,471                     0
     Rental income                                                            68,897                97,155
     Interest income from limited partnership (Note 5)                       142,116                     0
     Other interest income                                                   151,185                34,266
     Other income                                                             75,766                     0
                                                                         -----------       ---------------
     Total revenues                                                      $ 5,658,603           $ 4,177,024
                                                                           ---------             ---------

OPERATING EXPENSES:
     Management Fees paid to General Partner (Note 9)                    $ 1,299,458          $    204,348
     Servicing Fees paid to General Partner (Note 9)                         120,238                91,174
     Promotional interest (Note 9)                                            22,974                16,398
     Administrative                                                           14,129                14,129
     Legal and accounting                                                     40,412                49,148
     Real Estate Owned expenses                                               92,253               137,648
     Other                                                                       230                   497
                                                                       -------------        --------------
     Total operating expenses                                            $ 1,589,694          $    513,342
                                                                           ---------           -----------
     Net income                                                          $ 4,068,909           $ 3,663,682
                                                                          ==========            ==========

     Net income allocated to general partner                           $      40,286         $      35,909
                                                                        ============          ============

Net income allocated to limited partners                                 $ 4,028,623           $ 3,627,773
                                                                          ==========            ==========

Net income per limited partnership unit (Note 8)                               $.022                 $.022
                                                                                ====                  ====

              The accompanying notes are an integral part of these
                             financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnersbip)

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1997 and 1996

                                                                              March 31                March 31
                                                                                1997                    1996
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                        $   4,068,909              $3,663,682

Adjustments to reconcile net Income
      to net cash provided by operating activities
         (Increase) decrease in interest receivable                             (168,109)                 62,861
         Increase (decrease) in accrued distribution payable                      (8,048)                 10,643
         Increase (decrease) in accounts payable/
           accrued liability                                                     128,350                 (74,304)
         (Increase) decrease in other assets                                           0                 (59,074)
         Increase (decrease) in deferred income                                  162,820                  60,496
         Increase (decrease) in other liabilities                                 25,268                       0
                                                                           -------------       -----------------
         Total adjustment                                                        140,281                     622
                                                                            ------------         ---------------
           Net cash provided by operating activities                           4,209,190               3,664,304
                                                                             -----------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of loans secured by  trust deeds                          (16,697,126)            (13,009,440)
         Principal collected                                                     534,850                 165,153
         Loan payoffs                                                         10,072,287               7,889,792
         Investments in real estate                                              933,268                (506,188)
         Investment in limited partnership                                     1,446,202                       0
         Investments in Certificates of Deposit (net)                           (150,000)               (150,000)
                                                                            -------------           -------------
           Net cash provided by (used in)
             investing activities                                             (3,860,519)             (5,610,683)
                                                                             -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of partnership Units                               5,023,868               3,793,018
         Cash distributions                                                   (1,526,796)             (1,470,289)
         Capital withdrawals                                                  (2,872,551)             (2,663,459)
                                                                              ----------              ----------
           Net cash provided by (used in)
             financing activities                                                624,521                (340,730)
                                                                            ------------            -------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                    973,192              (2,287,109)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                         11,386,661               5,056,358
                                                                              ----------             -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                              $12,359,853            $  2,769,249
                                                                              ==========             ===========

              The accompanying notes are an integral part of these
                             financial statements.


                         OWENS MORTGAGE INVESTMENT FUND

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997


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

The general partners are authorized to offer and sell and have outstanding up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited Partnership Units outstanding were 179,921,570 at March 31, 1997. As of March 31, 1997, the Partnership had registered $321,570,324 of limited partnership interests with the Securities and Exchange Commission.


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

In June 1996, the Financial Accounting Standards Board issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Partnership was required to implement Statement 125 effective January 1, 1997. Management believes that the implementation of Statement 125 does not have a material impact on the financial statements.

The Partnership recognizes interest income on impaired loans using the cash-basis method of accounting. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

    (b)  Allowance for Loan Losses

The Partnership maintains an allowance for loan losses equal to $3,500,000 as of March 31, 1997. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loans losses is adequate in amount.

Through  October 31, 1994,  OFG  purchased  the  Partnership's  receivables  for delinquent interest on loans originated prior to May 1, 1993 from the Partnership on a non-recourse basis. However, effective November 1, 1994, OFG discontinued its practice of purchasing interest receivable for certain loans. The outstanding balance of all loans delinquent greater than ninety days was $9,703,000 and $11,348,000 as of March 31, 1997 and December 31, 1996,
respectively.  The  Partnership  discontinues  the  accrual of interest on loans when, in the opinion of management, there is a significant doubt as to the collectibility of interest or principal from either the borrower or when the payment of principal or interest is ninety days past due, unless OFG purchases the interest receivable from the Partnership. As of March 31, 1997 and December 31, 1996, the aforementioned loans totaling $9,703,000 and $11,348,000, respectively, were classified as non-accrual loans.

OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs. Purchases of interest receivable and payments made on loans by OFG for the first quarter of 1997, but not collected as of March 31, 1997, totaled approximately $105,000 During the first quarter of 1997, OFG purchased the Partnership's interest in two loans in the amount of $434,400.

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

    (e)    Investment in Limited Partnership

The Partnership accounts for its investment in limited partnership as investment in real estate. The investment in limited partnership is carried at the lower of cost or estimated fair value, less estimated costs to sell. The Partnership increases its investment by advances made to the limited partnership. Any profit generated from the investment in limited partnership is recorded as a gain of sale of real estate.

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


(3)     LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of March 31, 1997 and December 31, 1996 were as follows:

                                                                      March 31                December 31
                                                                        1997                     1996

         Income-producing properties                                 $153,934,462             $145,999,756
         Single-family residences                                       3,030,978                3,935,546
         Unimproved land                                                3,346,830                4,213,631
                                                                     ------------             ------------
                                                                     $160,312,270             $154,148,933
                                                                      ===========              ===========

         First mortgages                                             $144,545,362             $139,542,698
         Second mortgages                                              15,025,121               14,006,235
         Third mortgages or all-inclusive deeds of trust                  741,787                  600,000
                                                                    -------------            -------------
                                                                     $160,312,270             $154,148,933
                                                                      ===========              ===========

Loan maturities range from 1997 to 2012, with approximately 33% ($52,934,000) of the loan principal outstanding at March 31, 1997 maturing in 1997. These maturities include approximately $21,818,000 in loans which are past maturity as of March 31, 1997, of which approximately $7,476,000 represents loans for which interest payments are delinquent over 90 days. The Partnership refinanced loans totaling approximately $2,741,000 and $5,400,000 during the three months ended March 31, 1997 and the year ended December 31, 1996, respectively, thereby extending the maturity dates of such loans.

The Partnership's total investment in loans delinquent over ninety days is approximately $9,430,000 and $11,348,000 at March 31, 1997 and December 31, 1996, respectively. As of March 31, 1997 and December 31, 1996, OFG is providing non-recourse advances for the delinquent interest payments on approximately $1,175,000 and $1,237,000, respectively, of such loans.

As of March 31, 1997 and December 31, 1996, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 63% ($103,955,000) and 73% ($113,204,000), respectively of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of the borrowers to repay loans is influenced by the strength of the region and the impact of prevailing forces on the value of real estate. Such loans are secured by deeds of trust on real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.


(4)     UNSECURED LOANS DUE FROM GENERAL PARTNER

OFG has historically purchased certain delinquent loans subject to foreclosure and Real Estate Owned of the Partnership using the Unsecured Loan due from General Partner to finance the purchases.

During 1996, the Partnership sold a property to OFG which had beeen acquired through foreclosure proceedings by the Partnership on a Partnership loan. The purchase of the property in the amount of $870,000 was added to the outstanding balance of the unsecured loan due from the general partner. OFG sold the property during 1996 for $21,700 in cash and a trust deed receivable in the amount of $629,000. The trust deed receivable was assigned by OFG to the Partnership in exchange for a reduction in the unsecured loan balance.

OFG is under no obligation to enter into such transactions with the Partnership.

The balance of the unsecured loan due from OFG has been reduced by payments and totals $415,416 and $488,764 as of March 31, 1997 and December 31, 1996,
respectively. The note bears interest at 8% and is due on demand.

(5)     INVESTMENT IN LIMITED PARTNERSHIP

In 1993, the Partnership foreclosed on a loan in the amount of $600,000 secured by a junior lien on 30 residential lots located in Carmel Valley, California, and, in 1994, paid off the senior loan in the amount of $500,000. The Partnership incurred additional costs of $502,768 to protect its investment, increasing the carrying value of the lots to $1,602,798. The Partnership began to develop the lots and incurred an additional $671,229 in costs during 1995.

During 1996, the Partnership contributed the lots into WV-OMIF Partners, L.P. (WV-OMIF Partners), a limited partnership formed between the Partnership and Wood Valley Development, Inc. (Woodvalley). The Partnership also provides advances to WV-OMIF Partners to develop and construct single family homes on the 30 lots contributed and had made net additional advances of $1,157,569 to WV-OMIF Partners for the continued development and construction of homes from January 1, 1996 thorough March 31, 1997. The Partnership is entitled to receive interest at a rate of prime plus 2% on the advances to WV-OMIF Partners. WV-OMIF Partners sold one home in 1996 and distributed $478,679 to OMIF, $187,298 representing income and the balance return of capital. During the three months ended March 31, 1997, WV-OMIF Partners sold seven and distributed $3,152,153 to OMIF, $1,020,587 representing income and the balance return of capital.


(6)     REAL ESTATE HELD FOR SALE AND MORTGAGE PAYABLE

Real estate held for sale at March 31, 1997 consists of the following properties acquired through foreclosure in 1993, 1994, 1995 and 1996:

         Warehouse, Merced, California, net of valuation
              allowance of $350,000 as of March 31, 1997                            $     650,000
         70% interest in undeveloped land, Vallejo, California                            568,569
         Commercial lot, Sacramento, California, net of valuation
              allowance of $250,000 as of March 31, 1997                                  299,828
         Office building, Monterey, California                                          2,097,811
         Undeveloped land, Los Gatos, California                                          571,853
         Commercial building, Sacramento, California                                      550,000
         Residential lots, Sonora, California                                           1,813,350
         Undeveloped land, Reno, Nevada                                                   230,000
                                                                                      -----------
              Total                                                                  $  6,781,411
                                                                                      ===========

Real estate held for sale has generall increased in recent years due to the Corporate General Partner's policy to not acquire such properties through foreclosure. However, the Partnership disposed of two properties in the three months ended March 31, 1997 at a slight profit.


(7)     PARTNER'S CAPITAL

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

Distributions are made monthly to the partners in proportion to the respective units owned during the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in January, 1997 and April, 1997 on their capital balances at December 31, 1996 and March 31, 1997, respectively.

The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $2,459,861 and $2,175,804 for the three months ended March 31, 1997 and 1996, respectively.

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

    (c)    Promotional Interest of General Partners

The general partners contributed cash to the Partnership's capital in the amount of 0.5% of the limited partners aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners contributions. This promotional interest of the general partners of up to 1/2 of 1% is expensed monthly to the Partnership and credited as a contribution to the general partners capital account as additional compensation. As of March 31, 1997, the general partners had made cash capital contributions of $909,392 to the Partnership. The general partners have agreed not to withdraw any portion of this capital from the Partnership, even though it exceeds the 1/2 of 1% requirement, but they are not required to make any further cash capital contributions to the Partnership until the amount falls below the 1/2 of 1% requirement.

The promotional interest expense charged to the Partnership was $22,974 and $16,398 for the three months ended March 31, 1997 and 1996, respectively.


(7)     CONTINGENCY RESERVES

In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves (as defined) in an aggregate amount of at least 1.5% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $909,392 at March 31, 1997), up to a maximum of .5% of the limited partners' capital contributions, will be available as additional contingency reserve, if necessary.

The contingency reserves required at March 31, 1997 and December 31, 1996 were approximately $3,688,000 and $3,400,000, respectively. Cash and cash equivalents as of the same dates were restricted accordingly.


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

Interest income on loans secured by trust deeds is collected by OFG and, along with advances on certain delinquent loans, is remitted to the Partnership. Interest receivable from OFG amounted to $1,489,602 and $1,321,493 at March 31, 1997 and December 31, 1996, respectively.

OFG may, at its sole discretion and on a monthly basis, adjust the servicing and management fees as long as such fees do not exceed the allowable .25% and 2.75% annual limits, respectively. In determining the servicing and management fees, and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Service fee payments to OFG approximated $120,000 and $91,000 for the three months ended March 31, 1997 and 1996, respectively. Management fee income to OFG earned on loans invested in by the Fund approximated $1,299,000 and $204,000 for the three months ended March 31, 1997 and 1996, respectively.

OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $55,000 and $78,000 for the three months ended September 30, 1996 and 1995, respectively and approximately $147,000 and $147,000 for the nine months ended September 30, 1996 and 1995, respectively.

OFG originates all loans the Partnership is invested in and receives an investment evaluation fee payable by borrowers or the Partnership. Such fees, payable by borrowers, earned by OFG amounted to approximately $485,000 and $547,000 for the three months ended March 31, 1997 and 1996, respectively.

Included in loans secured by trust deeds at March 31, 1997 and December 31, 1996 are notes totaling $2,215,332 and $1,942,332, respectively, which are secured by properties owned by OFG. The loans bear interest at 8% per annum and are due on demand. The Partnership received interest income of approximately $62,000 for the three months ended March 31, 1997 and $72,247 during the year ended December 31, 1996 from OFG under loans secured by trust deeds and the unsecured loan due from OFG.

Due to General Partner at March 31, 1997 and December 31, 1996 consists of unreimbursed costs and expenses payable to OFG.


(9)     NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three. These amounts were $181,664,000 and $168,332,000 for the three months ended March 31, 1997 and 1996, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

The net income increase of approximately $405,000 (11.06%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 was primarily attributable to the increased income generated from the sale of seven residential units constructed and owned by the WV-OMIF limited partnership which generated $878,000 in net income for the three months ended March 31, 1997. Other factors that contributed to additional earnings for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 were interest income of $142,000 to the Partnership from WV-OMIF as compared to $0 in the prior year, an increase in average trust deeds and notes receivable held by the Partnership from $156,426,000 to $158,193,256 for the three months ended March 31, 1996 and 1997, respectively and a decrease in non-performing loans held by the Partnership on which the Corporate General Partner was not purchasing delinquent interest from 6.5% to 5.3% of the loan portfolio as of March 31, 1996 and 1997, respectively.

The average net yield of the Partnership increased from 8.63% to 8.73% for the three months ended March 31, 1996 and 1997, respectively. The net yield represents the net income of the Partnership after all expenses with the exception of the provision for losses on loans or Real Estate Owned. This variation in yield is minor and not considered significant.

Although there has recently been only slight variations in the net yield of the Partnership, its total revenues have increased by $1,482,000 (35.47%) for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase, as above, was primarily due to the ongoing sales of residential units constucted by the WV-OMIF limited partnership, interest income from advances to WV-OMIF, increased balances of interest earning assets and decreases in non-performing loans.

The increase in total revenues did not translate to comparable increased in net yield as the Corporate General Partner's payments for management and servicing fees increased from $296,000 to $1,420,000 for the three months ended March 31, 1996 and 1997, respectively. The fees collected by the Corporate General Partner continue to be within the limits dictated by the Partnership agreement.


Portfolio Review

The number of Partnership mortgage investments increased from 235 to 236 as of March 31, 1997 and 1996, respectively. The average loan balance increased from $662,302 to $679,209 as of March 31, 1997 and 1996, respectively. This average loan increase reflects the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner had previously purchased all interest receivable to the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not purchase delinquent interest or principal. As of March 31, 1997, there were approximately $8,528,000 in loans held by the Partnership on which payments were more than 90 days delinquent and on which such delinquent interest was not being purchased by the Corporate General Partner. The Corporate General Partner purchased approximately $18,000 in delinquent interest payments to the Partnership from January 1, 1997 to March 31, 1997 that had not been collected from the borrower by the Corporate General Partner as of March 31, 1997.

Approximately $9,703,000 (6.0%) and $11,310,000 (7.7%) of the loans invested in by the Fund were more than 90 days delinquent in payment as of March 31, 1997 and December 31, 1996, respectively. Of these amounts, approximately $7,135,000 (4.4%) and $5,046,000 (3.3%) were in the process of foreclosure as of March 31, 1997 and December 31, 1996, respectively.

A loan loss reserve in the amount of $3,500,000 was maintained on the books of the Partnership as of March 31, 1997 and December 31, 1996. As of this date the General Partners have determined that this loan loss reserve is adequate.

As of March 31, 1997 and December 31, 1996 approximately 65% and 73%, respectively of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on March 31, 1997 and December 31, 1996:

                                                Principal Amount
                                             March 31               December 31
                                               1997                    1996
                                               ----                    ----
                                               (000)                   (000)

Single-Family Dwellings                      $  8,031                $  3,936
Income-Producing Property                     153,934                 146,000
Unimproved Land                                 3,347                   4,213
                                              -------                 -------
                                             $160,312                $154,149
                                              =======                 =======

First Mortgages                              $144,545                $139,543
Second Mortgages                               15,025                  14,006
Third Mortgages or All-inclusive
  Deeds of Trust                                  742                     600
                                              -------                 -------
                                             $160,312                $154,149
                                              =======                 =======

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1993 through March 31, 1997:

                                    Delinquent                      Year
           Principal                 Interest                    Foreclosed
           $1,025,581                 $150,295                      1993
               58,000                    4,417                      1994
            2,501,308                  252,810                      1995
            2,320,000                   86,981                      1996
              230,000                   23,023                      1997

The Corporate General Partner has purchased all delinquent interest receivable from the Partnership on the loans foreclosed on in 1993, 1994 and 1995. The delinquent interest on the loans foreclosed on in 1996 and 1997 was never purchased from the Partnership by the Corporate General Partner. Of these foreclosed loans, the Partnership held four mortgages totaling $2,172,322 as of March 31, 1997 on which the Corporate General Partner was making payments which were current.


Real Estate Owned
The Partnership currently holds title to the following eight properties which were foreclosed on during 1993, 1994, 1995 and 1996:

                                        Fund               Additional
                                        Loan               Capitalized            Delinquent          Senior
Description                            Amount                 Costs              Interest (1)          Loans
-----------                            ------                 -----               ------------         -----
Light Industrial Warehouse
Merced, CA                           $1,000,000 (2)       $        0             $ 175,333          $       0

Commercial Lot/Residential
  Development
Vallejo, CA                          $  525,000           $   43,569             $  83,949          $       0

Commerical Lot
Sacramento, CA                       $   500,000 (3)      $   49,828             $  36,500          $       0

Office Building
Monterey, CA                         $   550,000          $1,576,426 (4)         $  30,077          $       0

Undeveloped Land
Los Gatos, CA                        $   571,853          $        0             $ 134,878          $       0

Commercial Building
Sacramento, CA                       $   550,000          $        0             $  30,817          $       0

Residential Lots
Sonora, CA                           $ 1,691,425          $  121,925             $ 363,636          $       0

Undeveloped Land
Reno, NV                             $   230,000          $        0             $       0          $       0

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

With the exception of the light industrial warehouse in Merced, California and the office building located in Monterey, California, these properties do not currently generate revenue and, as such, are operating at a deficit. With the possible exception of the light industrial warehouse located in Merced, California and the commercial land located in Sacramento, California, the General Partners believe that due to the values of these properties, the Partnership should not sustain any losses of principal on their ultimate disposition.

The Partnership's investment in Real Estate Owned had increased during 1993, 1994, 1995 and 1996 due to the Corporate General Partner's policy to generally not acquire property subject to foreclosure on which the Partnership has a trust deed investment. However, due to the disposition of two properties held by the Partnership as of December 31, 1996 in the three months ended March 31, 1997, the Partnership's investment in Real Estate Owned has recently decreased.


Development Limited Partnership

      In 1993, the Partnership foreclosed on a $600,000 loan secured by a junior lien on 30 residential lots located in Carmel Valley, California, and, in 1994, paid off the $500,000 senior loan. In 1995, the Partnership became the sole limited partner in a limited partnership ("WV-OMIF Partners") formed with an unrelated developer/builder as the sole general partner, for the development and buildout of these lots. In exchange for its interest in this development limited partnership, the Partnership in 1996 contributed the lots to the WV-OMIF Partners and agreed to make additional advances to fund the development costs. As of March 31, 1997, the Partnership had advanced development costs, net of distributions, aggregating $2,315,000, and the total amount invested in or advanced by the Partnership equaled $3,432,000, net of distributions, through such date.

      Under the terms of the agreement governing the WV-OMIF Partners, the Partnership is entitled to receive certain distributions of cash before the developer receives any funds. The cash received by the development limited partnership from sales of developed lots is distributed as follows: (i) to third parties (e.g., contractors, taxing authorities, etc.) for amounts incurred by the development limited partnership and related to the lots sold; (ii) to the Partnership, in an amount equal to $70,000 per lot sold; (iii) to the Partnership, in an amount equal to a pro rata portion of the development costs advanced, plus interest at prime plus 2%; (iv) to the Partnership, in an amount equal to other out-of-pocket expenses incurred by Partnership with respect to the lots sold, plus interest at prime plus 2%; and (v) the balance, if any, 70% to the Partnership, and 30% to the developer.

      As of March 31, 1997, construction had been completed or commenced on 20 lots. . WV-OMIF Partners sold one home in 1996 and distributed $478,679 to OMIF, $187,298 representing income and the balance return of capital. During the three months ended March 31, 1997, WV-OMIF Partners sold seven and distributed $3,152,153 to OMIF, $1,020,587 representing income and the balance representing return of capital. Deposits have been received on the remaining 12 lots, but there can be no assurances the Partnership will realize similar amounts on the sales of these lots. Construction is expected to begin on the majority of the remaining 10 lots during 1997 and 1998.

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



Dated:  May 15, 1997                          OWENS MORTGAGE INVESTMENT FUND
                                              a California Limited Partnership
                                                       (Registrant)

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