Form 10-QT
period 1997-06-30
OWENS MORTGAGE INVESTMENT FUND
filed 1997-08-15
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1997

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


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

              BALANCE SHEETS -- JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                              June 30             December 31
                                                                               1997                  1996

                                                          ASSETS
Cash and cash equivalents (Note 2)                                       $    9,912,948          $  11,386,661
Certificates of Deposit                                                       1,000,000                850,000
Loans secured by trust deeds (Notes 2 and 3)                                165,883,951            154,148,933
less:  Allowance for loan losses (Note 2)                                    (3,500,000)            (3,500,000)
Real estate held for sale (Note 6)                                            6,791,006              7,743,295
Investment in Limited Partnership (Note 2 and 5)                              4,200,082              4,877,798
Unsecured Loan to General Partner (Note 4)                                            0                488,764
Interest receivable                                                           1,354,417              1,321,493
Other assets                                                                     59,074                 59,074
                                                                         --------------         --------------
Total Assets                                                               $185,701,478           $177,376,018
                                                                            ===========            ===========


                                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                                            $      505,014         $      511,456
Accounts payable and accrued liabilities                                         34,879                 24,458
Deferred income                                                                  69,895                      0
                                                                         --------------     ------------------

Total Liabilities                                                               609,788                535,914
                                                                          -------------          -------------

PARTNERS' CAPITAL:
General partners (Note 7)                                                     1,814,423              1,732,726
Limited partners (Note 7)                                                   183,277,267            175,107,378
                                                                            -----------            -----------
Total Partners' Capital                                                     185,091,690            176,840,104
                                                                            -----------            -----------
Total Liabilities and Partners' Capital                                    $185,701,478           $177,376,018
                                                                            ===========            ===========

                     The accompanying notes are an integral
                             part of these financial
                                   statements.



                         OWENS MORTGAGE INVESTMENT FUND

                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                           FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                          June 30          June 30         June 30          June 30
                                                                           1997              1996           1997              1996
                                                                           ----              ----           ----                ----
  REVENUES:
     Interest income on loans secured by trust deeds                   $ 4,336,941    $   4,005,429     $   8,679,110    $ 8,148,186
     Gain from limited partnership (Note 5)                                714,942                0         1,593,413              0
     Rental income                                                          94,620           96,381           163,516        188,337
     Interest income from limited partnership (Note 5)                      64,599                0           206,714              0
     Other interest income                                                 132,825           62,166           284,009         96,432
     Other income                                                          (25,537)               0            50,229              0
                                                                       -----------      -----------       -----------    -----------
     Total revenues                                                    $ 5,318,390    $   4,163,976      $ 10,976,991    $ 8,432,955
                                                                       -----------      -----------       -----------    -----------

OPERATING EXPENSES:
     Management Fees paid to General Partner (Note 9)                  $   926,109    $      12,689      $   2,225,567   $   217,037
     Servicing Fees paid to General Partner (Note 9)                       118,421           77,005            238,658       168,178
     Promotional interest (Note 9)                                          17,679            7,768             40,653        24,166
     Administrative                                                         14,129           14,129             28,258        28,258
     Legal and accounting                                                   37,442           28,749             77,854        77,897
     Real Estate Owned expenses                                            144,005          258,580            235,792       488,184
     Other                                                                   8,613           10,372              8,843        10,869
                                                                       -----------      -----------        -----------    ----------
     Total operating expenses                                        $   1,266,398    $     409,292      $   2,855,625   $ 1,014,589
                                                                       -----------      -----------        -----------    ----------
     Net income                                                      $   4,051,992    $  3 ,754,684      $   8,121,366   $ 7,418,366
                                                                       ===========      ===========        ===========    ==========

     Net income allocated to general partner                         $      38,465    $      37,159      $      78,781   $    73,068
                                                                       ===========      ===========        ===========    ==========

Net income allocated to limited partners                             $   4,013,527    $   3,717,525      $   8,042,585   $ 7,345,298
                                                                       ===========      ===========        ===========    ==========

Net income per limited partnership unit (Note 8)                             $.022            $.022              $.044         $.043
                                                                              ====             ====               ====          ====

                          The accompanying notes are an
                  integral part of these financial statements.


                                                                                       5

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnersbip)

                            STATEMENTS OF CASH FLOWS

                For the Six Months Ended June 30, 1997 and 1996

                                                                               June 30                 June 30
                                                                                1997                    1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $   8,121,366           $   7,418,366

Adjustments to reconcile net Income
      to net cash provided by operating activities
         (Increase) decrease in interest receivable                              (32,924)                 10,878
         Increase (decrease) in accrued distribution payable                      (6,442)                 16,982
         Increase (decrease) in accounts payable/
           accrued liability                                                      10,421                 (56,589)
         (Increase) decrease in other assets                                           0                 (59,074)
         Increase (decrease) in deferred income                                   69,895                  56,179
         Increase (decrease) in other liabilities                                      0                  (3,215)
                                                                           -------------            ------------
         Total adjustment                                                         40,950                 (34,839)
                                                                           -------------            ------------
           Net cash provided by operating activities                           8,162,316               7,383,527
                                                                           -------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of loans secured by  trust deeds                          (41,741,933)            (27,531,602)
         Principal collected                                                     960,583               1,721,381
         Loan payoffs                                                         29,046,332              22,126,815
         Investments in real estate                                              952,289              (2,924,279)
         Investment in limited partnership                                       677,716                       0
         Unsecured loan to General Partner                                       488,764                (454,051)
         Investments in Certificates of Deposit (net)                           (150,000)               (150,000)
                                                                           -------------             -----------
           Net cash provided by (used in)
             investing activities                                             (9,766,249)             (7,211,736)
                                                                           -------------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of partnership Units                               9,007,634               7,584,952
         Cash distributions                                                   (3,046,271)             (2,992,194)
         Capital withdrawals                                                  (5,831,143)             (7,103,575)
                                                                           -------------            -----------
           Net cash provided by (used in)
             financing activities                                                130,220              (2,510,817)
                                                                           -------------             ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 (1,473,713)             (2,339,026)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                         11,386,661               5,056,358
                                                                           -------------             -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                            $   9,912,948           $   2,717,332
                                                                           =============             ===========

                          The accompanying notes are an
                  integral part of these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997


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

The general partners are authorized to offer and sell and have outstanding up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited Partnership Units outstanding were 183,473,287 at June 30, 1997. As of June 30, 1997, the Partnership had registered $321,570,324 of limited partnership interests with the Securities and Exchange Commission.


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

    (b)  Allowance for Loan Losses

The Partnership maintains an allowance for loan losses equal to $3,500,000 as of June 30, 1997. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loans losses is adequate in amount.

Through  October 31, 1994,  OFG  purchased  the  Partnership's  receivables  for delinquent interest on loans originated prior to May 1, 1993 from the Partnership on a non-recourse basis. However, effective November 1, 1994, OFG discontinued its practice of purchasing interest receivable for certain loans. The outstanding balance of all loans delinquent greater than ninety days was $11,756,000 and $11,348,000 as of June 30, 1997 and December 31, 1996,
respectively.  The  Partnership  discontinues  the  accrual of interest on loans when, in the opinion of management, there is a significant doubt as to the collectibility of interest or principal from either the borrower or when the payment of principal or interest is ninety days past due, unless OFG purchases the interest receivable from the Partnership. As of June 30, 1997 and December 31, 1996, of the aforementioned loans, those totaling $9,721,000 and $10,012,000, respectively, were classified as non-accrual loans.

OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs. Purchases of interest receivable and payments made on loans by OFG for the six months ended June 30, 1997, but not collected as of June 30, 1997, totaled approximately $256,000. During the six months ended June 30, 1997 OFG purchased the Partnership's interest in two loans in the amount of $434,400.

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


(3)     LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of June 30, 1997 and December 31, 1996 were as follows:

                                                                       June 30                December 31
                                                                        1997                     1996

         Income-producing properties                                 $159,681,573             $145,999,756
         Single-family residences                                       2,761,820                3,935,546
         Unimproved land                                                3,440,558                4,213,631
                                                                     ------------             ------------
                                                                     $165,883,951             $154,148,933
                                                                      ===========              ===========

         First mortgages                                             $150,736,652             $139,542,698
         Second mortgages                                              14,424,384               14,006,235
         Third mortgages or all-inclusive deeds of trust                  722,915                  600,000
                                                                    -------------            -------------
                                                                     $165,883,951             $154,148,933
                                                                      ===========              ===========

Loan maturities range from 1997 to 2015, with approximately 26% ($42,873,000) of the loan principal outstanding at June 30, 1997 maturing in 1997. These maturities include approximately $23,377,000 in loans which are past maturity as of June 30, 1997, of which approximately $8,641,000 represents loans for which interest payments are delinquent over 90 days. In addition, of the $23,377,000 in loans which were past maturity as of June 30, 1997, the Corporate General Partner has entered into forebearance agreements with the borrowers on $4,926,000 of such loans thereby informally extending the maturity dates. The Partnership refinanced loans totaling approximately $9,560,000 and $5,400,000 during the six months ended June 30, 1997 and the year ended December 31, 1996, respectively, thereby extending the maturity dates of such loans.

The Partnership's total investment in loans delinquent over ninety days is approximately $11,756,000 and $11,348,000 at June 30, 1997 and December 31, 1996, respectively. As of June 30, 1997 and December 31, 1996, OFG is providing non-recourse advances for the delinquent interest payments on approximately $2,035,000 and $1,336,000, respectively, of such loans.

As of June 30, 1997 and December 31, 1996, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 66% ($110,095,000) and 73% ($113,204,000), respectively of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The amount of loans secured by deeds of trust on real property collateral in Northern California in relation to the total amount of deeds of trust held by the Partnership has decreased in recent periods due to the Corporate General Partner's increased loan activity in other areas, most notably Southern California and the Pacific Northwest. The ability of the borrowers to repay loans is influenced by the strength of the region and the impact of prevailing forces on the value of real estate. Such loans are secured by deeds of trust on real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.


(4)     UNSECURED LOANS DUE FROM GENERAL PARTNER

OFG has historically purchased certain delinquent loans subject to foreclosure and Real Estate Owned of the Partnership using the Unsecured Loan due from General Partner to finance the purchases. OFG is under no obligation to enter into such transactions with the Partnership.

The balance of the unsecured loan due from OFG has been reduced by payments and totals $0 and $488,764 as of June 30, 1997 and December 31, 1996, respectively. The note bears interest at 8% and is due on demand.


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

During 1996, the Partnership contributed the lots into WV-OMIF Partners, L.P. (WV-OMIF Partners), a limited partnership formed between the Partnership and Wood Valley Development, Inc. (Woodvalley). The Partnership also provides advances to WV-OMIF Partners to develop and construct single family homes on the 30 lots contributed and had made net additional advances of $1,926,085 from January 1, 1996 through June 30, 1997. The Partnership is entitled to receive interest at a rate of prime plus 2% on the advances to WV-OMIF Partners. WV-OMIF Partners sold one home in 1996 and distributed $478,679 to OMIF, $187,298 representing income and the balance return of capital. During the six months ended June 30, 1997, WV-OMIF Partners sold nine homes and distributed $4,123,738 to OMIF, $1,473,185 representing income and the balance return of capital. In addition, the Partnership receives reimbursements from a limited partnership formed between the Corporate General Partner and Woodvalley to purchase 34 lots, which are contiguous and interspersed with those lots owned by WV-OMIF Partners, from an unrelated entity and construct single family homes. During the six months ended June 30, 1997, this limited partnership reimbursed the Partnership $442,568 for costs incurred by the Partership which provided benefit to all lots, not just those owned by WV-OMIF Partners.


(6)     REAL ESTATE HELD FOR SALE

Real estate held for sale at June 30, 1997 consists of the following properties acquired through foreclosure in 1993, 1994, 1995 and 1996:

         Warehouse, Merced, California, net of valuation
              allowance of $350,000 as of June 30, 1997                  $     650,000
         70% interest in undeveloped land, Vallejo, California                 569,244
         Commercial lot, Sacramento, California, net of valuation
              allowance of $250,000 as of June 30, 1997                        299,828
         Office building, Monterey, California                               2,101,536
         Undeveloped land, Los Gatos, California                               577,048
         Commercial building, Sacramento, California                           550,000
         Residential lots, Sonora, California                                1,813,350
         Undeveloped land, Reno, Nevada                                        230,000
                                                                           -----------
              Total                                                         $6,791,006

Real estate held for sale has generall increased in recent years due to the Corporate General Partner's policy to not acquire such properties through foreclosure. However, the Partnership disposed of two properties in the six months ended June 30, 1997 at a slight profit, decreasing the balance of Real estate held for sale as compared to December 31, 1996.


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

Distributions are made monthly to the partners in proportion to the respective units owned during the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in January, 1997 and July, 1997 on their capital balances at December 31, 1996 and June 30, 1997, respectively.

The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $2,525,180 and $2,226,440 for the three months ended June 30, 1997 and 1996, respectively and $4,985,041 and $4,401,944 for the six months ended June 30, 1997 and 1996, respectively.

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

    (c)    Promotional Interest of General Partners

The general partners contributed cash to the Partnership's capital in the amount of 0.5% of the limited partners aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners contributions. This promotional interest of the general partners of up to 1/2 of 1% is expensed monthly to the Partnership and credited as a contribution to the general partners capital account as additional compensation. As of June 30, 1997, the general partners had made cash capital contributions of $927,393 to the Partnership. The general partners have agreed not to withdraw any portion of this capital from the Partnership, even though it exceeds the 1/2 of 1% requirement, but they are not required to make any further cash capital contributions to the Partnership until the amount falls below the 1/2 of 1% requirement.

The promotional interest expense charged to the Partnership was $17,679 and $7,768 for the three months ended June 30, 1997 and 1996, respectively and $40,653 and $24,166 for the six months ended June 30, 1997 and 1996, respectively.


(7)     CONTINGENCY RESERVES

In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves (as defined) in an aggregate amount of at least 1.5% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $927,393 at June 30, 1997), up to a maximum of .5% of the limited partners' capital contributions, will be available as additional contingency reserve, if necessary.

The contingency reserves required at June 30, 1997 and December 31, 1996 were approximately $3,669,000 and $3,400,000, respectively. Cash and cash equivalents as of the same dates were restricted accordingly.


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

Interest income on loans secured by trust deeds is collected by OFG and, along with advances on certain delinquent loans, is remitted to the Partnership. Interest receivable from OFG amounted to $1,354,417 and $1,321,493 at June 30, 1997 and December 31, 1996, respectively.

OFG may, at its sole discretion and on a monthly basis, adjust the servicing and management fees as long as such fees do not exceed the allowable .25% and 2.75% annual limits, respectively. In determining the servicing and management fees, and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Service fee payments to OFG approximated $118,000 and $77,000 for the three months ended June 30, 1997 and 1996, respectively and $239,000 and $168,000 for the six months ended June 30, 1997 and 1996, respectively. Management fee income to OFG earned on loans invested in by the Fund approximated $926,000 and $13,000 for the three months ended June 30, 1997 and 1996, respectively and $2,226,000 and $217,000 for the six months ended June 30, 1997 and 1996, respectively.

OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $35,000 and $60,000 for the three months ended March 31, 1997 and 1996, respectively and approximately $113,000 and $92,000 for the six months ended June 30, 1997 and 1996, respectively.

OFG originates all loans the Partnership is invested in and receives an investment evaluation fee payable by borrowers or the Partnership. Such fees, payable by borrowers, earned by OFG amounted to approximately $634,000 and $469,000 for the three months ended June 30, 1997 and 1996, respectively and $1,138,000 and $916,000 for the six months ended June 30, 1997 and 1996, respectively.

Included in loans secured by trust deeds at June 30, 1997 and December 31, 1996 are notes totaling $2,230,327 and $1,942,332, respectively, which are secured by properties owned by OFG. The loans bear interest at 8% per annum and are due on demand. The Partnership received interest income of approximately $49,000 and $91,000 for the three and six months ended June 30, 1997, respectively and approximately $72,000 during the year ended December 31, 1996 from OFG under loans secured by trust deeds and the unsecured loan due from OFG.

Due to General Partner at June 30, 1997 and December 31, 1996 consists of unreimbursed costs and expenses payable to OFG.


(9)     NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three and six month periods. These amounts were $185,445,000 and $170,272,000 for the three months ended June 30, 1997 and 1996, respectively and $183,555,000 and $169,302,000 for the six months ended June 30, 1997, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

The net income increase of approximately $297,308 (7.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and $703,000 (9.5%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 were primarily attributable to the increased income generated from the sale of residential units constructed and owned by the WV-OMIF limited partnership which generated $715,000 and $1,593,000 in net income for the three and six months ended June 30, 1997, respectively as compared to $0 for both the three and six months ended June 30, 1996. Other factors that contributed to additional earnings were interest income of $65,000 and $206,000 from WV-OMIF for the three and six months ended June 30, 1997, respectively, as compared to $0 for both the three and six months ended June 30, 1996; an increase in average trust deeds and notes receivable held by the Partnership from $156,531,000 and $156,929,000 for the three and six months ended June 30, 1996 to $166,480,000 and $162,337,000 for the three and six months ended June 30, 1997, respectively and a decrease in non-performing loans held by the Partnership on which the Corporate General Partner was not purchasing delinquent interest from 6.59% to 5.86% of the loan portfolio as of June 30, 1996 and 1997, respectively.

The average net yield of the Partnership varied from 8.72% and 8.65% for the three and six months ended June 30, 1996, respectively, to 8.68% and $8.71 for the three and six months ended June 30, 1997, respectively. The net yield represents the net income of the Partnership after all expenses with the exception of the provision for losses on loans or Real Estate Owned. These variations in yield are minor and not considered significant.

Although there has recently been only slight variations in the net yield of the Partnership, its total revenues have increased by $1,154,000 (27.7%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and by $2,544,000 (30.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. These increases, as above, were primarily due to the ongoing sales of residential units constucted by the WV-OMIF limited partnership, interest income from advances to WV-OMIF, increased balances of interest earning assets and decreases in non-performing loans.

The increase in total revenues did not translate to comparable increases in net yield as the Corporate General Partner's payments for management and servicing fees increased from $90,000 and $385,000 for the three and six months ended June 30, 1996, respectively, to $1,044,000 and $2,464,000 for the three and six months ended June 30, 1997, respectively. The fees collected by the Corporate General Partner continue to be within the limits dictated by the Partnership agreement.


Portfolio Review

The number of Partnership mortgage investments decreased from 232 to 229 as of June 30, 1996 and 1997, respectively. The average loan balance increased from $668,250 to $724,384 as of June 30, 1996 and 1997, respectively. This average loan increase reflects the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner had previously purchased all interest receivable to the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not purchase delinquent interest or principal. As of June 30, 1997 anbd 1996, there were approximately $9,721,000 and $10,224,000, respectively, in loans held by the Partnership on which payments were more than 90 days delinquent and on which such delinquent interest was not being purchased by the Corporate General Partner. The Corporate General Partner purchased approximately $54,000 and $50,000 in delinquent interest payments to the Partnership in the six months ended June 30, 1997 and 1996, respectively. that had not been collected from the borrower by the Corporate General Partner as of June 30, 1997 or 1996, respectively.

Approximately  $11,756,0000  (7.1%) and $11,348,000 (7.4%) of the loans invested in by the Fund were more than 90 days delinquent in payment as of June 30, 1997 and December 31, 1996, respectively. Of these amounts, approximately $7,494,000 (4.5%) and $5,046,000 (3.3%) were in the process of foreclosure as of June 30, 1997 and December 31, 1996, respectively.

A loan loss reserve in the amount of $3,500,000 was maintained on the books of the Partnership as of June 30, 1997 and December 31, 1996. As of this date the General Partners have determined that this loan loss reserve is adequate.

As of June 30, 1997 and December 31, 1996 approximately 66% and 73%, respectively, of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on June 30, 1997 and December 31, 1996:

                                                   Principal Amount
                                             June 30               December 31
                                               1997                    1996
                                               ----                    ----
                                              (000)                   (000)

Single-Family Dwellings                   $    2,762              $    3,936
Income-Producing Property                    159,682                 146,000
Unimproved Land                                3,440                   4,213
                                           ---------               ---------
                                          $  165,884              $  154,149
                                           =========               =========

First Mortgages                           $  150,737              $  139,543
Second Mortgages                              14,424                  14,006
Third Mortgages or All-inclusive
  Deeds of Trust                                 723                     600
                                           ---------               ---------
                                          $  165,884              $  154,149
                                           =========               =========

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1993 through June 30, 1997:

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

The Corporate General Partner has purchased all delinquent interest receivable from the Partnership on the loans foreclosed on in 1993, 1994 and 1995. The delinquent interest on the loans foreclosed on in 1996 and 1997 was never purchased from the Partnership by the Corporate General Partner. Of these foreclosed loans, the Partnership held four mortgages totaling $2,217,549 as of June 30, 1997 on which the Corporate General Partner was making payments which were current.


Real Estate Owned
The Partnership currently holds title to the following eight properties which were foreclosed on during 1993, 1994, 1995 and 1996:

                                        Fund             Additional
                                        Loan             Capitalized           Delinquent            Senior
Description                            Amount               Costs             Interest (1)            Loans
-----------                            ------               -----            ------------             -----
Light Industrial Warehouse
Merced, CA                        $1,000,000 (2)        $        0             $175,333              $      0

Commercial Lot/Residential
  Development
Vallejo, CA                       $  525,000            $   44,244             $ 83,949              $      0

Commerical Lot
Sacramento, CA                    $  500,000 (3)        $   49,828             $ 36,500              $      0

Office Building
Monterey, CA                      $  550,000            $1,580,153 (4)         $ 30,077              $      0

Undeveloped Land
Los Gatos, CA                     $  571,853            $    5,194             $134,878              $      0

Commercial Building
Sacramento, CA                    $  550,000            $        0             $  30,817             $      0

Residential Lots
Sonora, CA                        $1,683,000            $  130,350             $363,636              $      0

Undeveloped Land
Reno, NV                          $  230,000            $        0             $      0        $           0

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

The Partnership's investment in Real Estate Owned had increased during 1993, 1994, 1995 and 1996 due to the Corporate General Partner's policy to generally not acquire property subject to foreclosure on which the Partnership has a trust deed investment. However, due to the disposition of two properties held by the Partnership as of December 31, 1996 in the six months ended June 30, 1997, the Partnership's investment in Real Estate Owned has recently decreased.


Development Limited Partnership

      In 1993, the Partnership foreclosed on a $600,000 loan secured by a junior lien on 30 residential lots located in Carmel Valley, California, and, in 1994, paid off the $500,000 senior loan. In 1995, the Partnership became the sole limited partner in a limited partnership ("WV-OMIF Partners"), formed with an unrelated developer/builder as the sole general partner, for the development and buildout of these lots. In exchange for its interest in this development limited partnership, the Partnership in 1996 contributed the lots to the WV-OMIF Partners and agreed to make additional advances to fund the development costs. As of June 30, 1997, the Partnership had advanced development and other capitalized costs, net of principal distributions, aggregating $3,100,082, and the total amount invested in or advanced by the Partnership equaled $4,200,082, net of distributions, through such date.

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

      As of June 30, 1997, construction had been completed or commenced on substantially all lots owned by WV-OMIF Partners. WV-OMIF Partners sold one home in 1996 and distributed $478,679 to OMIF, $187,298 representing income and the balance return of capital. During the three months ended June 30, 1997, WV-OMIF Partners sold two homes and distributed $971,074 to OMIF, $362,033 representing income and the balance representing return of capital. During the six months ended June 30, 1997, WV-OMIF Partners sold nine homes and distributed $4,123,738 to OMIF, $1,473,185 representing income and the balance representing return of capital. Deposits have been received on the lots under construction, but there can be no assurances the Partnership will realize similar amounts on the sales of these lots.

      The Corporate General Partner has entered into a joint venture with the same unrelated developer/builder to purchase and build out up to 34 lots that are contiguous to and interspersed with the lots in Carmel Valley owned by the development limited partnership formed between the Partnership and the developer/builder. The Partnership does not have any direct or indirect interest in these 34 lots nor do any of these lots provide any security for the original Partnership loan which was foreclosed on in 1993. As sales of these 34 lots occur, the development limited partnership will be reimbursed on a pro rata basis, without interest, for development, infrastructure and soft costs incurred by the development limited partnership in the initial stages of its development of the lots. Upon receipt of any such funds the development limited partnership will distribute monies as outlined above. As of June 30, 1997, the development limited partnership owed the Partnership $308,145 in development costs.


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



Dated:  August 14, 1997                   OWENS MORTGAGE INVESTMENT FUND
                                          a California Limited Partnership
                                          (Registrant)

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