Form 10-QT
period 1997-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 1997-11-13
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1997

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


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

           BALANCE SHEETS -- SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                           September 30           December 31
                                                                               1997                  1996
                                                                               ----                  ----

                                                          ASSETS
Cash and cash equivalents (Note 2)                                       $    3,018,971          $  11,386,661
Certificates of Deposit                                                       1,000,000                850,000
Loans secured by trust deeds (Notes 2 and 3)                                174,427,447            154,148,933
less:  Allowance for loan losses (Note 2)                                    (3,500,000)            (3,500,000)
Real estate held for sale (Note 6)                                           10,122,006              7,743,295
Investment in Limited Partnership (Note 2 and 5)                              3,189,256              4,877,798
Unsecured Loan to General Partner (Note 4)                                            0                488,764
Interest receivable                                                           1,388,381              1,321,493
Other assets                                                                     59,074                 59,074
                                                                         --------------         --------------
Total Assets                                                               $189,705,135           $177,376,018
                                                                            ===========            ===========


                                            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                                            $      529,138         $      511,456
Accounts payable and accrued liabilities                                         24,632                 24,458
Deferred income                                                                 132,742                      0
                                                                          -------------     ------------------

Total Liabilities                                                               686,512                535,914
                                                                          -------------          -------------

PARTNERS' CAPITAL:
General partners (Note 7)                                                     1,849,034              1,732,726
Limited partners (Note 7)                                                   187,169,589            175,107,378
                                                                            -----------            -----------
Total Partners' Capital                                                     189,018,623            176,840,104
                                                                            -----------            -----------
Total Liabilities and Partners' Capital                                    $189,705,135           $177,376,018
                                                                            ===========            ===========

                     The accompanying notes are an integral
                             part of these financial
                                   statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                        FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                        --------------------------           -------------------------
                                                        September 30      September 30      September 30    September 30
                                                           1997              1996               1997            1996
                                                           ----              ----               ----            ----
  REVENUES:
     Interest income on loans secured by trust deeds    $ 4,572,435        $ 4,168,380     $ 13,251,545     $ 12,316,667
     Gain from limited partnership (Note 5)                 381,173                  0        1,974,586                0
     Rental income                                           76,644             94,368          240,160          282,705
     Interest income from limited partnership (Note 5)       67,842                  0          274,556                0
     Other interest income                                   83,044             60,491          367,053          156,924
     Other income                                           107,848                  0          158,077                0
                                                        -----------        -----------      -----------      -----------
     Total revenues                                     $ 5,288,986        $ 4,323,239     $ 16,265,977     $ 12,756,296
                                                        -----------        -----------      -----------      -----------

OPERATING EXPENSES:
     Management Fees paid to General Partner (Note 9)   $   895,820        $   121,945     $  3,121,387     $    338,982
     Servicing Fees paid to General Partner (Note 9)         99,006            107,115          337,664          275,394
     Promotional interest (Note 9)                           19,203             20,414           59,856           44,580
     Administrative                                          14,299             14,129           42,557           42,387
     Legal and accounting                                        60              4,671           77,914           82,568
     Real Estate Owned expenses                              87,530            215,317          323,322          710,747
     Other                                                        0                  0            8,843           10,869
                                                        -----------        -----------      -----------      -----------
     Total operating expenses                           $ 1,115,918        $   483,591     $  3,971,543      $ 1,505,527
                                                        -----------        -----------      -----------      -----------
     Net income                                         $ 4,173,068        $ 3,839,648     $ 12,294,434      $11,250,769
                                                        ===========        ===========      ===========      ===========

     Net income allocated to general partner            $    40,715        $    37,880     $    119,496      $   110,948
                                                        ===========        ===========      ===========      ===========

Net income allocated to limited partners                $ 4,132,353        $ 3,801,768     $ 12,174,938      $11,139,821
                                                        ===========        ===========      ===========      ===========

Net income per limited partnership unit (Note 8)              $.022              $.022            $.065            $.065
                                                               ====               ====             ====             ====

                          The accompanying notes are an
                  integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnersbip)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 1997 and 1996

                                                                            September 30            September 30
                                                                                1997                    1996
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $  12,294,434           $  11,250,769

Adjustments to reconcile net Income
      to net cash provided by operating activities
     (Increase) decrease in interest receivable                                  (66,888)                 22,187
     Increase (decrease) in accrued distribution payable                          17,682                  23,635
     Increase (decrease) in accounts payable/accrued liability                       174                 (99,884)
     (Increase) decrease in other assets                                               0                 (59,074)
     Increase (decrease) in deferred income                                      132,742                  96,640
     Increase (decrease) in other liabilities                                          0                   8,290
     Depreciation                                                                      0                  21,735
                                                                            ------------            ------------
     Total adjustment                                                             83,710                  13,529
                                                                            ------------            ------------
       Net cash provided by operating activities                              12,378,144              11,264,298
                                                                            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by  trust deeds                              (63,406,952)            (41,173,774)
     Principal collected                                                       1,495,912               3,855,124
     Loan payoffs                                                             41,632,527              30,831,719
     Investments in real estate                                               (2,378,711)             (3,690,666)
     Investment in limited partnership                                         1,688,542                       0
     Unsecured loan to General Partner                                           488,764                 239,774
     Investments in Certificates of Deposit (net)                               (150,000)               (150,000)
                                                                            -------------           -------------
       Net cash provided by (used in)
         investing activities                                                (20,629,918)            (10,087,793)
                                                                            ------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership Units                                  13,176,560              12,923,304
     Cash distributions                                                       (4,587,638)             (4,552,492)
     Capital withdrawals                                                      (8,704,838)            (10,599,501)
                                                                            -------------           ------------
       Net cash provided by (used in)
         financing activities                                                   (115,916)             (2,228,689)
                                                                            -------------           -------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 (8,367,690)             (1,057,014)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                         11,386,661               5,056,358
                                                                            ------------            ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                            $   3,018,971           $   2,717,332
                                                                            =============           ============

                          The accompanying notes are an
                  integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

The general partners are authorized to offer and sell and have outstanding up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited Partnership Units outstanding were 187,365,609 at September 30, 1997. As of September 30, 1997, the Partnership had registered $321,570,324 of limited partnership interests with the Securities and Exchange Commission.


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

    (b)  Allowance for Loan Losses

The Partnership maintains an allowance for loan losses equal to $3,500,000 as of September 30, 1997. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loans losses is adequate in amount.

Through October 31, 1994, OFG purchased the Partnership's receivables for delinquent interest on loans originated prior to May 1, 1993 from the Partnership on a non-recourse basis. However, effective November 1, 1994, OFG discontinued its practice of purchasing interest receivable for certain loans. The outstanding balance of all loans delinquent greater than ninety days was $7,952,000 and $11,348,000 as of September 30, 1997 and December 31, 1996,
respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is a significant doubt as to the collectibility of interest or principal from either the borrower or when the payment of principal or interest is ninety days past due, unless OFG purchases the interest receivable from the Partnership. As of September 30, 1997 and December 31, 1996, of the aforementioned loans, those totaling $6,465,000 and $10,012,000, respectively, were classified as non-accrual loans.

OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs. Purchases of interest receivable and payments made on loans by OFG for the nine months ended September 30, 1997, but not collected as of September 30, 1997, totaled approximately $252,000. During the nine months ended September 30, 1997 OFG purchased the Partnership's interest in two loans in the amount of approximately $340,000.

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

(3)     LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of September 30, 1997 and December 31, 1996 were as follows:

                                                September 30        December 31
                                                    1997                 1996
                                                    ----                 ----

    Income-producing properties                $167,244,189        $145,999,756
    Single-family residences                      2,089,320           3,935,546
    Unimproved land                               5,093,938           4,213,631
                                                -----------         -----------
                                               $174,427,447        $154,148,933
                                                ===========         ===========

    First mortgages                            $160,945,819        $139,542,698
    Second mortgages                             12,778,066          14,006,235
    Third mortgages or all-inclusive
      deeds of trust                                703,562             600,000
                                                -----------         -----------
                                               $174,427,447        $154,148,933
                                                ===========         ===========

Loan maturities range from 1997 to 2015, with approximately 42% ($73,289,000) of the loan principal outstanding at September 30, 1997 maturing by December 31, 1998. These maturities include approximately $22,934,000 in loans which are past maturity as of September 30, 1997, of which approximately $3,710,000 represents loans for which interest payments are delinquent over 90 days. In addition, of the $22,934,000 in loans which were past maturity as of September 30, 1997, the Corporate General Partner has entered into forebearance agreements with the borrowers on approximately $3,200,000 of such loans thereby informally extending the maturity dates. The Partnership refinanced loans totaling approximately $15,759,000 and $5,400,000 during the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively, thereby extending the maturity dates of such loans.

The Partnership's total investment in loans delinquent over ninety days is approximately $7,952,000 and $11,348,000 at September 30, 1997 and December 31, 1996, respectively. As of September 30, 1997 and December 31, 1996, OFG was purchasing the delinquent interest receivable on loans totaling approximately $1,487,000 and $1,336,000, respectively.

As of September 30, 1997 and December 31, 1996, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 63% ($110,619,000) and 73% ($113,204,000), respectively of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The amount of loans secured by deeds of trust on real property collateral in Northern California in relation to the total amount of deeds of trust held by the Partnership has decreased in recent periods due to the Corporate General Partner's increased loan activity in other areas, most notably Southern California and the Pacific Northwest. The ability of the borrowers to repay loans is influenced by the strength of the region and the impact of prevailing forces on the value of real estate. Such loans are secured by deeds of trust on real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.


(4)     UNSECURED LOANS DUE FROM GENERAL PARTNER

OFG has historically purchased certain delinquent loans subject to foreclosure and Real estate held for sale of the Partnership using the Unsecured Loan due from General Partner to finance the purchases. OFG is under no obligation to enter into such transactions with the Partnership.

     The balance of the unsecured loan due from OFG has been reduced by payments and totals $0 and $488,764 as of September 30, 1997 and December 31, 1996, respectively. The note bears interest at 8% and is due on demand.


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

During 1996, the Partnership contributed the lots into WV-OMIF Partners, L.P. (WV-OMIF Partners), a limited partnership formed between the Partnership and Wood Valley Development, Inc. (Woodvalley). The Partnership also provides advances to WV-OMIF Partners to develop and construct single family homes on the 30 lots contributed and had made net additional advances of approximately $2,346,000 from January 1, 1996 through September 30, 1997. The Partnership is entitled to receive interest at a rate of prime plus 2% on the advances to WV-OMIF Partners. WV-OMIF Partners sold one home in 1996 and distributed approximately $479,000 to OMIF, $187,000 representing income and the balance return of capital. During the nine months ended September 30, 1997, WV-OMIF Partners sold 14 homes and distributed approximately $6,511,000 to OMIF, $2,249,000 representing income and the balance return of capital. In addition, the Partnership receives reimbursements from a limited partnership formed between the Corporate General Partner and Woodvalley to purchase 34 lots, which are contiguous and interspersed with those lots owned by WV-OMIF Partners, from an unrelated entity and construct single family homes. During the nine months ended September 30, 1997, this limited partnership reimbursed the Partnership approximately $629,000 for costs incurred by the Partership which provided benefit to all lots, not just those owned by WV-OMIF Partners.


(6)     REAL ESTATE HELD FOR SALE

Real estate held for sale at September 30, 1997 consists of the following properties acquired through foreclosure from January 1, 1993 through September 30, 1997:

    Warehouse, Merced, California, net of valuation
      allowance of $350,000 as of September 30, 1997               $     650,000
    70% interest in undeveloped land, Vallejo, California                579,662
    Commercial lot, Sacramento, California, net of valuation
      allowance of $250,000 as of September 30, 1997                     299,828
    Office building, Monterey, California                              2,102,548
    Undeveloped land, Los Gatos, California                              578,742
    Commercial building, Sacramento, California                          550,000
    Residential lots, Sonora, California                               1,857,968
    Residential lots, Ione, California                                 2,829,193
    Self storage, Oakland, California                                    444,065
    Undeveloped land, Reno, Nevada                                       230,000
                                                                     -----------
              Total                                                  $10,122,006
                                                                     ===========

Real estate held for sale has generally increased in recent years due to the Corporate General Partner's policy to not purchase properties acquired through foreclosure or loans in the process of foreclosure from the Partnership. The Partnership disposed of two properties at a slight profit and foreclosed on two additional loans in the nine months ended September 30, 1997. This activity, in addition to other capitalized items, increased the balance of Real estate held for sale as of September 30, 1997 by approximately $2,379,000 as compared to December 31, 1996.


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

    (b)    Allocations, Distributions and Withdrawals

In accordance with the partnership agreement, the Partnership's profits, gains and losses are allocated to each limited partner and OFG in proportion to their respective capital contributions.

Distributions are made monthly to the partners in proportion to the respective units owned during the preceding calendar month. Accrued distributions payable represent amounts to be paid to the partners in January, 1997 and October, 1997 on their capital balances at December 31, 1996 and September 30, 1997, respectively.

The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested to purchase additional limited partnership units. Such reinvested distributions totaled $2,565,758 and $2,296,343 for the three months ended September 30, 1997 and 1996, respectively and $7,550,799 and $6,698,287 for the nine months ended September 30, 1997 and 1996, respectively.

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

    (c)    Promotional Interest of General Partners

OFG contributes cash to the Partnership's capital in the amount of 0.5% of the limited partners aggregate capital contributions and, together with its promotional interest, OFG has an interest equal to 1% of the limited partners contributions. This promotional interest of up to 1/2 of 1% is expensed monthly by the Partnership and credited as a contribution to the general partners capital account as additional compensation. As of September 30, 1997, the general partners had made cash capital contributions of $944,699 to the Partnership. The general partners have agreed not to withdraw any portion of this capital from the Partnership, even though it exceeds the 1/2 of 1% requirement, but they are not required to make any further cash capital contributions to the Partnership until the amount falls below the 1/2 of 1% requirement.

The promotional interest expense charged to the Partnership was $19,203 and $20,414 for the three months ended September 30, 1997 and 1996, respectively and $59,856 and $44,580 for the nine months ended September 30, 1997 and 1996, respectively.


(7)     CONTINGENCY RESERVES

In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves (as defined) in an aggregate amount of at least 1.5% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $944,698 at September 30, 1997), up to a maximum of .5% of the limited partners' capital contributions, will be available as additional contingency reserve, if necessary.

     The contingency reserves required at September 30, 1997 and December 31, 1996 were approximately $3,807,000 and $3,400,000, respectively. Cash and cash equivalents as of the same dates were restricted accordingly.


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

Interest income on loans secured by trust deeds is collected by OFG and, along with advances on certain delinquent loans, is remitted to the Partnership. Interest receivable from OFG amounted to $1,388,381 and $1,321,493 at September 30, 1997 and December 31, 1996, respectively.

OFG may, at its sole discretion and on a monthly basis, adjust the servicing and management fees as long as such fees do not exceed the allowable .25% and 2.75% annual limits, respectively. In determining the servicing and management fees, and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Service fee payments to OFG approximated $99,000 and $107,000 for the three months ended September 30, 1997 and 1996, respectively, and $338,000 and $275,000 for the nine months ended September 30, 1997 and 1996, respectively. Management fee income to OFG earned on loans invested in by the Fund approximated $896,000 and $122,000 for the three months ended September 30, 1997 and 1996, respectively, and $3,121,000 and $339,000 for the nine months ended September 30, 1997 and 1996, respectively.

OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $145,000 and $55,000 for the three months ended September 31, 1997 and 1996, respectively and approximately $258,000 and $147,000 for the nine months ended September 30, 1997 and 1996, respectively.

OFG originates or purchases all loans the Partnership is invested in and receives an investment evaluation fee payable by borrowers. Such fees, payable by borrowers, earned by OFG amounted to approximately $706,000 and $424,000 for the three months ended September 30, 1997 and 1996, respectively, and approximately $1,983,000 and $1,340,000 for the nine months ended September 30, 1997 and 1996, respectively.

Included in loans secured by trust deeds at September 30, 1997 and December 31, 1996 are notes totaling $2,121,332 and $1,942,332, respectively, which are secured by properties owned by OFG. These loans were originated when OFG purchased certain Real estate held for sale or trust deed subject to foreclosure from the Partnership. The loans bear interest at 8% per annum and are due on demand. The Partnership received interest income of approximately $42,000 and $133,000 for the three and nine months ended September 30, 1997, respectively and approximately $72,000 during the year ended December 31, 1996 from OFG under loans secured by trust deeds and the unsecured loan due from OFG.


(9)     NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three and nine month periods. These amounts were $188,928,000 and $173,549,000 for the three months ended September 30, 1997 and 1996, respectively and $185,346,000 and $169,302,000 for the nine months ended September 30, 1997, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

The net income increases of approximately $333,000 (8.7%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and $1,044,000 (9.3%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 were primarily attributable to the increased income generated from the sale of residential units constructed and owned by the WV-OMIF limited partnership which generated $381,000 and $1,975,000 in net income for the three and nine months ended September 30, 1997, respectively as compared to $0 for both the three and nine months ended September 30, 1996. Other factors that contributed to additional earnings were interest income of approximately $68,000 and $275,000 from WV-OMIF for the three and nine months ended September 30, 1997, respectively, as compared to $0 for both the three and nine months ended September 30, 1996; income from the disposition of certain Real estate held for sale of approximately $108,000 and $157,000 for the three and nine months ended September 30, 1997, respectively, as compared to $0 for the three and nine months ended September 30, 1996; an increase in average trust deeds and notes receivable held by the Partnership from approximately $155,699,000 and $156,519,000 for the three and nine months ended September 30, 1996, respectively, to approximately $172,722,000 and $165,799,000 for the three and nine months ended September 30, 1997, respectively, and a decrease in non-performing loans held by the Partnership on which the Corporate General Partner was not purchasing delinquent interest from 7.29% to 3.70% of the loan portfolio as of September 30, 1996 and 1997, respectively.

The average net yield of the Partnership decreased from 8.79% for the three and nine months ended September 30, 1996, respectively, to 8.69% for the three and nine months ended September 30, 1997, respectively. The net yield represents the net income of the Partnership after all expenses with the exception of the provision for losses on loans or Real estate held for sale. These variations in yield are minor and not considered significant.

Although there has recently been only slight variations in the net yield of the Partnership, its total revenues increased by approximately $966,000 (22.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and by approximately $3,510,000 (27.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. These increases, as above, were primarily due to the ongoing sales of residential units constucted by the WV-OMIF limited partnership, interest income from advances to WV-OMIF, income from the disposition of certain Real estate held for sale, increased balances of interest earning mortgage assets and decreases in non-performing loans.

The increase in total revenues did not translate to comparable increases in net yield as the Corporate General Partner's payments for management and servicing fees increased from approximately $229,000 and $614,000 for the three and nine months ended September 30, 1996, respectively, to approximately $995,000 and $3,459,000 for the three and nine months ended September 30, 1997, respectively. The fees collected by the Corporate General Partner continue to be within the limits dictated by the Partnership agreement.


Portfolio Review

The number of Partnership mortgage investments decreased from 232 to 220 and the average loan balance increased from approximately $678,000 to $793,000 as of September 30, 1996 and 1997, respectively. The average mortgage investment made by the Partnership during the period of October 1, 1996 through September 30, 1997 was approximately $1,112,000 showing a trend of increasing average mortgage investments. These average loan increases reflect the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner had previously purchased all interest receivable of the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not purchase delinquent interest or principal. As of September 30, 1997 anbd 1996, there were approximately $6,465,000 and $11,470,000, respectively, in loans held by the Partnership on which payments were more than 90 days delinquent and on which such delinquent interest was not being purchased by the Corporate General Partner. The Corporate General Partner purchased approximately $73,000 and $71,000 in delinquent interest receivables of the Partnership in the nine months ended September 30, 1997 and 1996, respectively. that had not been collected from the borrower by the Corporate General Partner as of September 30, 1997 or 1996.

Approximately $7,952,000 (4.6%) and $11,348,000 (7.4%) of the loans invested in by the Fund were more than 90 days delinquent in payment as of September 30, 1997 and December 31, 1996, respectively. Of these amounts, approximately $6,695,000 (3.8%) and $5,046,000 (3.3%) were in the process of foreclosure as of September 30, 1997 and December 31, 1996, respectively. Although the amount and percentage of mortgage investments on which payment is delinquent 90 days or more has been decreasing, $3,286,000 of loans classified as such as of December 31, 1996 were foreclosed on by the Partnership and held as Real estate held for sale as of September 30, 1997.

A loan loss reserve in the amount of $3,500,000 was maintained on the books of the Partnership as of September 30, 1997 and December 31, 1996. As of this date the General Partners have determined that this loan loss reserve is adequate.

As of September 30, 1997 and December 31, 1996 approximately 63% and 73%, respectively, of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on September 30, 1997 and December 31, 1996:

                                                         Principal Amount
                                           September 30             December 31
                                               1997                    1996
                                               ----                    ----
                                              (000)                   (000)

Single-Family Dwellings                    $   2,089               $   3,936
Income-Producing Property                    167,244                 146,000
Unimproved Land                                5,094                   4,213
                                            --------                --------
                                           $ 174,427               $ 154,149
                                            ========                ========

First Mortgages                            $ 160,946               $ 139,543
Second Mortgages                              12,778                  14,006
Third Mortgages or All-inclusive
  Deeds of Trust                                 703                     600
                                            --------                --------
                                           $ 174,427               $ 154,149
                                            ========                ========

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1993 through September 30, 1997:

                                   Delinquent                      Year
         Principal                 Interest                    Foreclosed
         $1,025,581                 $150,295                      1993
             58,000                    4,417                      1994
          2,501,308                  252,810                      1995
          2,320,000                   86,981                      1996
            340,400                   26,063                      1997

The Corporate General Partner has purchased all delinquent interest receivable from the Partnership on the loans foreclosed on in 1993, 1994 and 1995. The delinquent interest on the loans foreclosed on in 1996 and 1997 was never purchased from the Partnership by the Corporate General Partner. Of these foreclosed loans, the Partnership held four mortgages totaling $2,121,332 as of September 30, 1997 on which the Corporate General Partner was making payments which were current.


Real Estate Owned
The Partnership currently holds title to the following ten properties which were foreclosed on from January 1, 1993 through September 30, 1997:

                                          Fund                  Additional
                                          Loan                  Capitalized             Delinquent
Description                              Amount                    Costs                 Interest
Light Industrial Warehouse
Merced, CA                              $ 1,000,000 (1)        $          0            $    175,333

Commercial Lot/Residential
  Development
Vallejo, CA                             $   525,000            $     54,662            $     83,949

Commerical Lot
Sacramento, CA                          $   500,000 (2)        $     49,828            $     36,500

Office Building
Monterey, CA                            $   550,000            $  1,581,165 (3)        $     30,077

Undeveloped Land
Los Gatos, CA                           $   571,853            $       6,889           $    134,878

Commercial Building
Sacramento, CA                          $   550,000            $           0           $     30,817

Residential Lots
Sonora, CA                              $ 1,683,000            $     174,968           $    363,636

Undeveloped Land
Reno, NV                                $   230,000            $           0           $          0

Residential Lots
Ione, CA                                $ 2,821,675            $           0           $  1,032,637

Self Storage
Oakland, CA                             $   464,000            $           0           $    209,612

(1)    The book value of this asset is net of a loss allowance of $350,000.

(2)    The book value of this asset is net of a loss allowance of $250,000.

(3) Included in this balance is the payoff of a senior loan in the amount of $1,425,000. This senior loan was originally $2,102,646 including late charges and fees. The Corporate General Partner arranged for this loan to be discounted at payoff.

With the exception of the light industrial warehouse in Merced, California, the office building in Monterey, California, the residential lots in Ione, California and the self storage property in Oakland, Calfornia, these properties do not currently generate revenue and, as such, contribute to the Real estate held for sale operating at a deficit. This deficit has decreased in recent periods as the loss from operations of Real estate held for sale has decreased from approximately $121,000 and $428,000 for the three and nine months ended
September 30, 1996, respectively, to approximately $11,000 and $83,000 for the three and nine months ended September 30, 1997, respectively. With the possible exception of the light industrial warehouse located in Merced, California and the commercial land located in Sacramento, California, the General Partners believe that due to the values of these properties, the Partnership should not sustain any losses of principal on their ultimate disposition.

Since 1993, the Partnership's investment in Real estate held for sale has increased due to the Corporate General Partner's policy to generally not acquire property subject to foreclosure on which the Partnership has a trust deed investment. During 1997, the Partnership disposed of two properties it held as of December 31, 1996 and acquired two properties through foreclosure. Real estate held for sale has increased by $2,379,000 from December 31, 1996 to September 30, 1997, a 31% increase.


Development Limited Partnership
In 1993, the Partnership foreclosed on a $600,000 loan secured by a junior lien on 30 residential lots located in Carmel Valley, California, and, in 1994, paid off the $500,000 senior loan. In 1995, the Partnership became the sole limited partner in a limited partnership ("WV-OMIF Partners"), formed with an unrelated developer/builder as the sole general partner, for the development and buildout of these lots. In exchange for its interest in this development limited partnership, the Partnership in 1996 contributed the lots to the WV-OMIF Partners and agreed to make additional advances to fund the development costs. As of September 30, 1997, the Partnership had advanced development and other capitalized costs, net of principal distributions, aggregating $2,089,000, and the total amount invested in or advanced by the Partnership equaled $3,189,000, net of distributions, through such date.

Under the terms of the agreement governing the WV-OMIF Partners, the Partnership is entitled to receive certain distributions of cash before the developer receives any funds. The cash received by the development limited partnership from sales of developed lots is distributed as follows: (i) to third parties (e.g., contractors, taxing authorities, etc.) for amounts incurred by the development limited partnership and related to the lots sold; (ii) to the Partnership, in an amount equal to $70,000 per lot sold; (iii) to the Partnership, in an amount equal to a pro rata portion of the development costs advanced, plus interest at prime plus 2%; (iv) to the Partnership, in an amount equal to other out-of-pocket expenses incurred by Partnership with respect to the lots sold, plus interest at prime plus 2%; and (v) the balance, if any, 70% to the Partnership and 30% to the developer.

As of September 30, 1997, construction had been completed or commenced on substantially all lots owned by WV-OMIF Partners. WV-OMIF Partners sold one home in 1996 and distributed approximately $479,000 to OMIF, $187,000 representing income and the balance return of capital. During the three months ended
September 30, 1997, WV-OMIF Partners sold five homes and distributed approximately $2,389,000 to OMIF, $759,000 representing income and the balance representing return of capital. During the nine months ended September 30, 1997, WV-OMIF Partners sold 14 homes and distributed approximately $6,511,000 to OMIF, $2,233,000 representing income and the balance representing return of capital. Deposits have been received on the lots under construction, but there can be no assurances the Partnership will realize similar amounts on the sales of these lots.

The Corporate General Partner has entered into a joint venture with the same unrelated developer/builder to purchase and build out up to 34 lots that are contiguous to and interspersed with the lots in Carmel Valley owned by WV-OMIF. The Partnership does not have any direct or indirect interest in these 34 lots nor do any of these lots provide any security for the original Partnership loan which was foreclosed on in 1993. As sales of these 34 lots occur, the Partnership will be reimbursed on a pro rata basis, without interest, for development, infrastructure and soft costs incurred by WV-OMIF in the initial stages of its development of the lots. As of September 30, 1997, the development limited partnership owed the Partnership $121,695 in development costs.

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



Dated:  November 12, 1997                     OWENS MORTGAGE INVESTMENT FUND
                                              a California Limited Partnership
                                              (Registrant)

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