Form 10KT405/A
period 1996-12-31
OWENS MORTGAGE INVESTMENT FUND
filed 1998-01-21
CIK 841501

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

                  TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
                            (As of December 31, 1996)

                                                      Number
                                                    of Loans                     Amount                 Percent
1st Mortgages                                            190               $139,382,511                  90.42%
2nd Mortgages                                             47                 14,006,235                   9.09%
3rd Mortgages or wraparound deeds of trust                 3                    760,187                    .49%
                                                         ---               ------------                 -------
                                                         240               $154,148,933                 100.00%
                                                         ===               ============                 =======
Maturing on or before
 December 31, 1998 (1)                                   148                $96,845,670                  62.83%
Maturing on or between January 1, 1999
 and December 31, 2001                                    46                 30,517,708                  19.80%
Maturing on or between January 1, 2002
 and March 1, 2012                                        46                 26,785,555                  17.37%
                                                         ---               ------------                 -------
                                                         240               $154,148,933                 100.00%
                                                         ===               ============                 =======
Income-Producing Properties                              211               $145,999,756                  94.71%
Single-Family Residences                                  20                  3,935,546                   2.55%
Unimproved land                                            9                  4,213,631                   2.74%
                                                         ---               ------------                 --------
                                                         240               $154,148,933                 100.00%
                                                         ===               ============                 =======
--------

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

                                REAL ESTATE OWNED
                            (As of December 31, 1996)

                                                                  Additional                           Delinquent
                            Year                 Partnership     Capitalized        Senior            Interest at
       Description          Foreclosed           Loan Amount        Costs           Loans           Foreclosure(1)
       -----------          ----------           -----------     -----------        ------          --------------
Light Industrial Warehouse
Merced, CA                  1993              $ 1,000,000        $       0        $        0          $ 175,333
Commercial Lot
Sacramento, CA              1994              $   500,000        $  49,828        $        0          $  39,042
Light Industrial Warehouse
Emeryville, CA              1994              $   925,000        $       0        $        0          $ 235,721
Commercial
Lot/Residential
Development                 1994              $   525,000        $  43,569        $        0          $  83,949(2)
Vallejo, CA
Office Building
Monterey, CA                1995              $   550,000        $ 151,426        $1,425,000(3)       $  30,077
Commercial Building
Sacramento, CA              1995              $   550,000(4)     $       0        $        0          $  30,817
Developed Land
Los Gatos, CA               1995              $   571,853        $       0        $        0          $ 140,282
Residence
Campbell, CA                1995              $    42,079        $       0        $  157,111          $       0
Residential Lots
Sonora, CA                  1996              $ 1,683,000        $ 130,350        $        0          $ 732,559
High Density Residential
Lot                         1996              $   230,000        $       0        $        0          $  15,439
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

Item 6.  Selected Financial Data

                         OWENS MORTGAGE INVESTMENT FUND

                       (A California Limited Partnership)
                             Selected Financial Data
                                   December 31
                                       1996              1995              1994             1993             1992
                                       ----              ----              ----             ----             ----
Loans secured by trust deeds       $154,148,933     $151,350,591      $145,050,213     $133,549,495      $119,224,512
less:  Allowance for loan losses     (3,500,000)      (3,250,000)       (2,750,000)      (2,750,000)                0
Real estate held for sale (net)       7,743,295        9,012,359         4,628,325        2,608,000                 0
Investment in Limited Partnership     4,877,798                0                 0                0                 0
Cash, cash equivalent and
  other assets                       14,105,992        8,288,818         5,697,459        5,202,246         5,540,580
                                   ------------     ------------      ------------     ------------      ------------
Total assets                       $177,376,018     $165,401,768      $152,625,997     $138,609,741      $124,765,092
                                    ===========      ===========       ===========      ===========       ===========

Liabilities                        $    535,914     $    657,325      $    779,269     $  1,026,578      $    460,625

Partners' Capital
  General Partners                    1,731,874        1,623,526         1,488,360        1,342,578         1,228,400
  Limited Partners                  175,108,230      163,120,917       150,358,368      136,240,585       123,076,067
                                    -----------      -----------       -----------      -----------       -----------
                                   $176,840,104     $164,744,443      $151,846,728     $137,583,163      $124,304,467
                                    -----------      -----------       -----------      -----------       -----------
Liabilities/Partners' Capital      $177,376,018     $165,401,768      $152,625,997     $138,609,741      $124,765,092
                                    ===========      ===========       ===========      ===========       ===========

Revenues                            $17,217,195     $ 16,604,484      $ 15,600,859     $ 14,979,065      $ 13,905,067

Operating Expenses
  Management Fee                        866,985        1,431,616         1,475,155        2,234,968           535,540
  Servicing Fee                         384,004          371,000           338,000          323,000         1,324,000
  Promotional                            57,395           69,255            72,984           72,359            97,694
  Real Estate Held for Sale Operating
    Expenses                            737,014          413,291           314,483           42,242                 0
  Provision for Loan Losses             250,000          500,000                 0        2,750,000                 0
  Provision for Losses on Real Estate
   held for sale                              0          200,000           400,000                0                 0
 Other                                  163,385          127,947           290,813          237,851           198,550
                                   ------------     ------------       -----------     ------------      ------------

Net Income                         $ 14,758,412     $ 13,491,375      $ 12,709,424     $  9,318,645      $ 11,749,283
                                    ===========      ===========       ===========      ===========       ===========

Net income allocated to general
  partner                          $    146,960     $    135,584      $    127,726     $     90,218      $    113,750
                                    ===========      ===========       ===========      ===========       ===========

Net income allocated to limited
  partner                          $ 14,611,452     $ 13,355,791      $ 12,581,698     $  9,228,427      $ 11,635,533
                                    ===========      ===========       ===========       ==========       ===========

Net income per limited partnership unit    $.08             $.08              $.09             $.07              $.10
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

DELINQUENT LOANS
(dollars in thousands)
                                                 Loan Amount as of December 31,
                             1996              1995             1994              1993             1992
                             ----              ----             ----              ----             ----

Delinquent Loans          $   11,348       $   12,037        $   12,849       $   10,621        $   11,065
                           =========        =========         =========        =========         =========

Total Nonperforming
  Loans                   $   10,012       $    8,309        $    4,923       $        0        $        0
                           =========        =========         =========        =========         =========

Total Mortgage
  Investment              $  154,149       $ 151,351         $  145,050       $  133,549        $  119,235
                           =========        ========          =========        =========         =========

Percent of
  Delinquent Loans
  to Total Loans            7.36%             7.95%            8.86%             9.95%            9.28%
                            =====             =====            =====             =====            =====

Percent of
  Nonperforming Loans
  to Total Loans            6.50%             5.49%              3.39%             0%               0%
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

Liquidity and Capital Resources
      The Partnership relies upon purchases of Units and loan payoffs for the source of capital for mortgage investments. Although general market interest rates have most recently declined, a substantial increase in such rates could have an adverse affect on the Partnership. If general market interest rates were to increase substantially, the yield on the Partnership's mortgage investments may provide lower yields than other comparable debt-related investments. As such, additional Limited Partner investment into the Partnership could decline, which, in turn, would reduce the liquidity of the Partnership. The Partnership has not and does not intend to borrow money for investment purposes. See "Business--Borrowing."
         There has been little variation in the percentage of capital withdrawals to total capital invested by the limited partners in recent years excluding distributions of net income to limited partners. This withdrawal percentage has been 7.37%, 6.11% and 7.80% for the years ended December 31, 1994, 1995 and 1996, respectively. These percentages are calculated by averaging, on an annual basis, the sum of the capital withdrawals for each calendar quarter divided by the total limited partner capital as of the end of each quarter. Management of the Partnership does not expect the trend of capital withdrawals in relation to total capital invested to change substantially in subsequent periods.
         The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts within 91 days after written notices are delivered to the general partners, subject to the following limitations:
          Any such payments are required to be made only from cash available for distribution, net proceeds and capital contributions (as defined) during said 91-day period.
          A maximum of $75,000 per partner may be withdrawn during any calendar quarter (or $100,000 in the case of a deceased limited partner).
          The general partners are not required to establish a reserve fund for the purpose of funding such payments.
          No more than 10% of the outstanding limited partnership interest may be withdrawn during any calendar year except upon dissolution of the Partnership.

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


\s\ KPMG Peat Marwick

Oakland, California
February 14, 1997



                                          OWENS MORTGAGE INVESTMENT FUND
                                        (a California limited partnership)

                                                  Balance Sheets

                                            December 31, 1996 and 1995



                      Assets                                                    1996                  1995
                      ------                                                -------------        -------------

Cash and cash equivalents                                               $     11,386,661             5,056,358
Certificates of deposit                                                          850,000               850,000

Loans secured by trust deeds                                                 154,148,933           151,350,591
Less allowance for loan losses                                                (3,500,000)           (3,250,000)
                                                                          --------------        --------------

                                                                             150,648,933           148,100,591

Unsecured loans due from general partner                                         488,764             1,023,232
Interest receivable                                                            1,321,493             1,359,228
Other receivables                                                                 59,074                    --
Investment in limited partnership                                              4,877,798                    --
Real estate held for sale, net                                                 7,743,295             9,012,359
                                                                          --------------        --------------

                                                                        $    177,376,018           165,401,768
                                                                          ==============        ==============

         Liabilities and Partners' Capital

Liabilities:
     Accounts payable and accrued liabilities                                     24,458                16,168
     Accrued distributions payable                                               511,456               489,157
     Due to general partner                                                           --               152,000
                                                                          --------------        --------------

                  Total liabilities                                              535,914               657,325
                                                                          --------------        --------------

Partners' Capital:
     General partners                                                          1,732,726             1,623,526
     Limited partners (units sbject to redemption): Authorized
       250,000,000 units in 1996 and 1995; 253,948,052 and
       224,117,641 units issued and 175,303,398 and 163,316,937
       units outstanding in 1996 and 1995, respectively                      175,107,378           163,120,917
                                                                          --------------        --------------

                  Total partners' capital                                    176,840,104           164,744,443
                                                                          --------------        --------------

                                                                        $    177,376,018           165,401,768
                                                                          ==============        ==============




                                          OWENS MORTGAGE INVESTMENT FUND
                                        (a California limited partnership)

                                               Statements of Income

                                   Years ended December 31, 1996, 1995 and 1994



                                                              1996                1995                1994
                                                          -------------      -------------       -------------
Revenues:
     Interest income on loans secure
         trust deeds                                    $    16,424,906         16,132,544          15,197,276
     Other interest income                                      228,849            282,757             306,258
     Gain on sale of real estate                                170,724                  0                   0
                                                          -------------      -------------       -------------

              Total revenues                                 16,824,479         16,415,301          15,503,534
                                                          -------------      -------------       -------------

Operating expenses:
     Management fees paid to general partner                    866,985          1,431,616           1,475,155
     Mortgage servicing fees paid to general partner            384,004            371,000             338,000
     Promotional interest                                        57,395             69,255              72,984
     Administrative                                              56,516             56,516              56,516
     Legal and accounting                                        97,175             60,254             137,118
     Net real estate operations                                 344,298            224,108             270,038
     Other                                                        9,694             11,177              44,299
     Provision for loan losses                                  250,000            500,000                  --
     Provision for losses on real estate held for sale               --            200,000             400,000
                                                          -------------      -------------       -------------

              Total operating expenses                        2,066,067          2,923,926           2,794,110
                                                          -------------      -------------       -------------

              Net income                                $    14,758,412         13,491,375          12,709,424
                                                          =============      =============       =============

              Net income allocated to
                  general partners                      $       146,960            135,584             127,726
                                                          =============      =============       =============

              Net income allocated to
                  limited partners                      $    14,611,452         13,355,791          12,581,698
                                                          =============      =============       =============

              Net income per weighted average
                  limited partner unit                  $           .08                .08                 .09
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
                                        ===========       ============        ============        ============




                                          OWENS MORTGAGE INVESTMENT FUND
                                        (a California limited partnership)

                                             Statements of Cash Flows

                                   Years ended December 31, 1996, 1995 and 1994



                                                                   1996             1995              1994
                                                                ----------       -----------      ------------

Cash flows from operating activities:
   Net income                                               $    14,758,412        13,491,375       12,709,424
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for losses on real estate held for sale                 --           200,000          400,000
       Provision for loan losses                                    250,000           500,000               --
       Changes in operating assets and liabilities:
         Interest receivable                                        (21,339)         (165,464)        (146,964)
         Deferred interest                                               --                --          (39,845)
         Accrued distributions payable                               22,299            42,532           18,801
         Accounts payable                                             8,290            16,168               --
         Due to general partner                                    (152,000)         (180,644)         273,735
                                                              -------------     -------------    -------------

           Net cash provided by operating
               activities                                        14,865,662        13,903,967       13,215,151
                                                              -------------     -------------    -------------

Cash flows from investing activities:
   Investment in loans secured by trust deeds                   (51,365,781)      (43,563,067)     (55,071,750)
   Principal collected on secured and unsecured loans             2,773,553         2,513,912        2,193,668
   Loan payoffs                                                  44,978,479        32,452,735       39,137,003
   Investment in limited partnership                             (2,841,836)               --               --
   Distribution received from limited partnership                   237,954                --               --
   Additions to real estate held for sale                           (96,540)       (2,638,630)        (415,325)
   Disposition of real estate held for sale                         441,563           577,395               --
   Investment in certificates of deposit, net                            --           250,000          400,000
                                                              -------------     -------------    -------------

           Net cash used in investing activities                 (5,872,608)      (10,407,655)     (13,756,404)
                                                              -------------     -------------    -------------
Cash flows from financing activities:
   Repayment of mortgage payable                                         --                --         (500,000)
   Proceeds from sale of partnership units                       16,949,187        15,257,822       17,726,449
   Cash distributions                                            (5,946,066)       (5,761,420)      (5,246,948)
   Capital withdrawals                                          (13,665,872)      (10,090,062)     (10,925,360)
                                                              -------------     -------------    -------------

           Net cash (used in) provided by
              financing activities                               (2,662,751)         (593,660)       1,054,141
                                                              -------------     -------------    -------------

Net increase in cash and cash equivalents                         6,330,303         2,902,652          512,888

Cash and cash equivalents at beginning of year                    5,056,358         2,153,706        1,640,818
                                                              -------------     -------------    -------------

Cash and cash equivalents at end of year                    $    11,386,661         5,056,358        2,153,706
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

         (f)    Investment in Limited Partnership

                The Partnership accounts for its investment in limited partnership as investment in real estate. The limited partnership investment is carried at the lower of cost or estimated fair value, less estimated costs to sell. The Partnership increases its investment by advances made to the limited partnership. Any profit generated from the investment in limited partnership is recorded as a gain on sale of real estate.

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

         (i)     Reclassifications

                Certain reclassifications not affecting net income have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

    (3)  Loans Secured by Trust Deeds

         Loans secured by trust deeds as of December 31, 1996 and 1995 are as follows:

                                                                                  1996                1995
                                                                             -------------        -----------

              Income-producing properties                                 $    145,999,756         142,597,751
              Single-family residences                                           3,935,546           2,249,616
              Unimproved land                                                    4,213,631           6,503,224
                                                                            --------------      --------------

                                                                          $    154,148,933         151,350,591
                                                                            ==============      ==============


              First mortgages                                                  139,542,698         136,110,802
              Second mortgages                                                  14,006,235          14,660,759
              Third mortgages or all-inclusive deeds of trust                      600,000             579,030
                                                                            --------------      --------------

                                                                          $    154,148,933         151,350,591
                                                                            ==============      ==============

         Scheduled maturities of loans secured by trust deeds as of December 31, 1996 and the interest rate sensitivity of such loans is as follows:

                                                  Fixed             Variable
             Year ending                         interest            interest
            December 31,                           rate                rate                Total

              1997                           $  45,776,142          12,027,295         57,803,437
              1998                              28,257,635          10,784,598         39,042,233
              1999                               4,035,752           8,363,487         12,399,239
              2000                               1,428,944          11,770,682         13,199,626
              2001                               2,976,977           1,941,866          4,918,843
              Thereafter (through 2012)          8,568,389          18,217,166         26,785,555
                                             -------------       -------------      -------------

                                             $  91,043,839          63,105,094        154,148,933
                                             =============       =============      =============

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

         The WV-OMIF Partners Partnership Agreement states that the Partnership shall take no part in the conduct or control of WV-OMIF Partners' business or in the operation, right or authority to act for WV-OMIF Partners. Thus, the Partnership does not have control of WV-OMIF Partners and accounts for its investment in WV-OMIF Partners under the equity method.



    (6)  Real Estate Held for Sale

         Real estate held for sale at December 31, 1996 and 1995 consists of the following properties acquired through foreclosure in 1993 through 1996:

                                                                                     1996               1995
                                                                                  -----------       -----------

              Warehouse, Merced, California, net of valuation allowance of
                  $350,000 as of December 31, 1996 and 1995                      $    650,000          650,000
              Light industrial, Emeryville, California                                919,806          925,000
              70% interest in undeveloped land, Vallejo, California                   568,569          568,569
              Commercial lot, Sacramento, California, net of valuation
                  allowance of $250,000 as of December 31, 1996 and 1995              299,828          299,828
              Undeveloped land, Grass Valley, California                                   --           55,380
              Residence and commercial building, Campbell and Milpitas,
                  California                                                           42,079          661,531
              Commercial property, Sacramento, California                             550,000          850,000
              Developed land, Los Gatos, California                                   571,853          571,853
              Office building and undeveloped land, Monterey, California            2,097,810        2,126,426
              Commercial building, Oakland, California                                     --           29,856
              Residential lots, Carmel, California (see note 5)                            --        2,273,916
              Undeveloped land, Reno, Nevada                                          230,000               --
              Manufactured home subdivision development, Sonora, California         1,813,350               --
                                                                                   ----------       ----------

                                                                                 $  7,743,295        9,012,359
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

                The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per unit (book value) within 91 days after written notices are delivered to the general partners, subject to the following limitations:

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

    (9)  Income Taxes

         The net difference between partners' capital per the Partnership's federal income tax return and these financial statements is comprised of the following components:

                                                                                  1996                1995
                                                                               ------------       ------------

              Partners' capital per financial statements                  $    176,873,914         164,744,443
              Accrued interest income                                           (1,321,493)         (1,359,228)
              Allowance for loan losses                                          3,500,000           3,250,000
              Valuation allowance - real estate held for sale                      600,000             600,000
              Accumulated depreciation                                                  --               4,830
              Accrued expenses due to general partner                                   --             152,000
              Accrued distributions                                                511,456             489,157
                                                                            --------------      --------------

              Partners' capital per federal income tax return             $    180,163,877         167,881,202
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

ltem9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure There were no changes in or disagreements on any items dealing with accounting or financial disclosure with the accountants during the fiscal year.


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

                                                                 Year Ended
         Form of Compensation                                 December 3l, 1995

                               PAID BY PARTNERSHIP
         Management Fees                                        $    867,000
         Promotional Interest                                         57,000
                                                                ------------
           Subtotal                                             $    924,000
                                                                 -----------

         Reimbursement of Operating Expenses                    $    867,000
                                                                 -----------
             Total                                              $  1,791,000
                                                                  ==========

                                PAID BY BORROWERS
         Investment Evaluation Fees                              $ 1,930,000
         Servicing Fees                                              384,000
         Late Payment Charges                                        241,000
                                                                  ----------
            Total                                                $ 2,555,000
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

Part IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                  Form 10-K Pg.
(a)(1)   List of Financial Statements:
         Report of Independent Auditors...............................p. 29
         Balance Sheets - December 31, 1996 and 1995..................p. 30
         Statements of Income for the years ended
December 31, 1996, 1995 and 1994......................................p. 31
         Statements of Partners Capital for the
years ended December 31, 1996, 1995 and 1994..........................p. 32
Statements of Cash Flows for the years
ended December 31, 1996, 1995 and 1994................................p. 33
         Notes to Financial Statements................................pp. 34-44

(2)      Schedule IV - Mortgage Loans on Real Estate..................p. 53

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

              27.  Financial Data Schedule.

(d)      Schedules:
             Schedule IV - Mortgage Loans on Real Estate


                                          OWENS MORTGAGE INVESTMENT FUND
                                   SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE
                                                                                                 Principal Amount
                                                                                                 of Loans Subject
                                                                                                   to Delinquent
                                                             Final           Carrying Amount       Principal or
                                     Interest Rate       Maturity date         of Mortgages            Interest
            Description
TYPE OF LOAN
Income Producing                        6.62-14.50%  Current to Mar., 2012        $145,999,756           $9,890,691
Single Family Residence                 8.00-13.00%  Current to Jun., 2001           3,935,546              655,000
Land                                    8.75-15.00%  Current to Aug., 1999           4,213,631              802,200
                                                                                  ------------          -----------
TOTAL                                                                             $154,148,934          $11,347,891
                                                                                  ============          ===========
AMOUNT OF LOAN
$0-250,000                              6.87-15.00%  Current to Aug., 2005         $10,252,163         $    530,084
$250,001-500,000                        7.87-14.00%  Current to Aug., 2010          19,770,038            3,265,199
$500,001-1,000,000                      7.37-14.50%  Current to Mar., 2012          33,808,373            2,945,167
Over $1,000,000                         6.62-14.50%  Current to Oct., 2010          90,318,360            4,607,441
                                                                                  ------------          -----------
TOTAL                                                                             $154,148,934          $11,347,891
                                                                                  ============          ===========
POSITION OF LOAN
First                                   6.62-15.00%  Current to Mar., 2012        $139,382,512           $9,137,136
Second                                  9.90-14.50%  Current to Dec., 2004          14,006,235            2,210,755
Third or all-inclusive
 deeds of trust                        10.50-11.00%  Current to Apr., 2000             760,187                    0
                                                                                  ------------          -----------
TOTAL                                                                             $154,148,934          $11,347,891
                                                                                  ============          ===========
-----------------------------

NOTE 1: All loans are acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the Corporate General Partner.

NOTE 2:    Reconciliation of carrying amount of mortgages.
                Balance at beginning of period (1/1/94)                           $133,549,495
           Additions during period
             New mortgage loans                                                     66,337,750
                                                                                   -----------
             Subtotal                                                              199,887,245
           Deductions during period
             Collection of principal                                                51,871,520
             Foreclosures                                                            2,005,000
             Conversion to Unsecured Loan to Corporate General Partner                 960,512
                                                                                   -----------
             Balance at end of period (12/31/94)                                  $145,050,213
                                                                                   ===========
           Balance at beginning of period (1/1/95)                                $145,050,213
           Additions during period
             New mortgage loans                                                     63,029,067
                                                                                   -----------
             Subtotal                                                              208,079,280
           Deductions during period
             Collection of principal                                                53,325,024
             Foreclosures                                                            2,501,308
             Conversion to Unsecured Loan to Corporate General Partner                 902,357
                                                                                   -----------
             Balance at end of period (12/31/95)                                  $151,350,591
                                                                                   ===========
           Balance at beginning of period (1/1/96)                                $151,350,591
           Additions during period
             New mortgage loans                                                     51,365,781
             Loan carried back on sale of real estate                                  563,125
                                                                                  ------------
             Subtotal                                                              203,279,497
           Deductions during period
             Collection of principal                                                46,976,563
             Foreclosures                                                            1,913,000
             Conversion to Unsecured Loan to Corporate General Partner                 241,000
                                                                                   -----------
             Balance at end of period (12/31/96)                                  $154,148,934
                                                                                   ===========






NOTE 3:    Included in the above loans are the  following  loans which exceed
           3% of the total loans as of December 31, 1996. There are no other loans which exceed 3% of the total loans as of December 31, 1996.:

                                                                                                     Principal
                                                                                                     Amount of
                                                                                                   Loans Subject
                                  Final        Periodic                                Carrying    to Delinquent
                       Interest  Maturity       Payment       Prior    Face Amount     Amount of     Principal
     Description        Rate       Date          Terms        Liens    of Mortgages    Mortgages    or Interest
     -----------       -------   -------        ------        -----    ------------    ---------    -----------



Commercial Retail                             Interest only,
Center, So. Lake       10.0%      7/27/04     balance due at   None    $5,344,002     $5,344,002        $0
Tahoe, CA                                     maturity
Office Building,                              Interest only,
San Jose, CA           11.25%     12/20/98    balance due at   None    $4,888,634     $4,888,634        $0
                                              maturity

NOTE 4: All amounts reported in this Schedule IV represent the aggregate cost for Federal income tax purposes.

NOTE 5: There are no write-downs or reserves on any of the individual loans listed under Note 3 above.

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

Dated:  March 27, 1997           OWENS MORTGAGE INVESTMENT FUND,
                                 a California Limited Partnership

                                By:  Owens Financial Group, Inc.
                                     a General Partner


Dated:  March 27, 1997               By: /s/David Adler
                                         David Adler, Director


Dated:  March 27, 1997               By: /s/Larry R. Schultz
                                         Larry R. Schultz, Director


Dated:  March 27, 1997               By: /s/William C. Owens
                                         William C. Owens, Director