Form 10KT405
period 1997-12-31
OWENS MORTGAGE INVESTMENT FUND
filed 1998-03-31
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997            Commission file number
                                                               0-17248

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

Exhibit Index at pages 55-56.

                                     Part I

Item 1.  Business

         Owens Mortgage Investment Fund, a California Limited Partnership, (the "Partnership") was organized on June 14, 1984 and invests in first, second, third, wraparound and construction mortgage loans and loans on leasehold interest mortgages. In June, 1985, the Partnership became the successor-in-interest to, and acquired the assets and limited partners of Owens Mortgage Investment Fund I, a California limited partnership formed in June 1983 with the same policies and objectives as the Partnership. In September, 1992 the Partnership changed its name from Owens Mortgage Investment Fund II to Owens Mortgage Investment Fund.
      All of the loans invested in by the Partnership are arranged or purchased by Owens Financial Group, Inc. (the "Corporate General Partner"). In connection with the investment in such loans, the Partnership in limited instances acquires an equity interest in the underlying real property in the form of a shared appreciation interest. To date, the Partnership has not acquired any material shared appreciation interests. The Partnership's mortgage loans are secured by mortgages on unimproved as well as improved real property and nonincome producing as well as income-producing real property such as apartments, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.
      The following table shows the growth in total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                                          Mortgage                       Net
            Capital                     Investments                    Income
1997      $ 190,731,135                $ 174,714,607                $ 15,420,247
1996      $ 176,840,104                $ 154,148,933                $ 14,758,412
1995      $ 164,744,443                $ 151,350,591                $ 13,491,375
1994      $ 151,846,728                $ 145,050,213                $ 12,709,424
1993      $ 137,583,163                $ 133,549,495               $   9,318,645

         As of December 31, 1997, the Partnership held investments in 215 mortgage loans, secured by ownership and leasehold interests in real property, 67% of which are situated in Northern California. The remaining 33% are located in Southern California, Oregon, Nevada, Arizona and Hawaii. The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 1997:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 1997)
                                                        Number
                                                       of Loans              Amount                 Percent

1st Mortgages................................             177           $  161,275,350               92.31%
2nd Mortgages................................              35               12,744,274                7.29%
3rd Mortgages or wraparound deeds of trust...               3                  694,983                 .40%
                                                      -------            -------------              -------
                                                          215           $  174,714,607              100.00%
                                                        =====            =============              =======

Maturing on or before
 December 31, 1999 (1).......................             130           $  103,387,402               59.18%
Maturing on or between January 1, 2000
 and December 31, 2002.......................              45               44,060,802               25.22%
Maturing on or between January 1, 2003
 and May 1, 2015.............................              40               27,266,403               15.60%
                                                       ------           --------------             --------
                                                          215           $  174,714,607              100.00%
                                                        =====            =============              =======

IncomeProducing Properties...................             193           $  165,201,582               94.56%
SingleFamily Residences......................              11                2,088,606                1.20%
Unimproved land..............................              11                7,424,419                4.24%
                                                      -------            -------------            ---------
                                                          215           $  174,714,607              100.00%
                                                        =====            =============              =======


--------

(1)      $22,295,000 was past maturity as of December 31, 1997.

         The average loan balance of the mortgage loan portfolio of $812,626 as of December 31, 1997, is considered by the General Partners to be a reasonable diversification of investments concentrated in mortgages secured by commercial properties. Of such investments, 44% earn a variable rate of interest and 56% earn a fixed rate of interest. All were negotiated according to the Partnership's investment standards.
         Due to general economic conditions, certain sectors of the commercial real estate market have recently experienced increases in both values and rental rates and decreases in vacancy rates. Although these conditions have created increased competition for quality loans, the Corporate General Partner has continued to use relatively low loan-to-value ratios as a major criteria in making mortgage loans.
         As of December 31, 1997, the Partnership had invested in construction loans in the aggregate amount of $7,092,000 and in loans partially secured by a leasehold interest of $9,546,000.
         The Partnership has other assets in addition to its mortgage investments, comprised principally of funds held in conjunction with contingency reserve requirements, cash held for investment, real estate acquired through foreclosure, including an investment in the development limited partnership formed to develop certain property in Carmel Valley, California, real estate held for sale and mortgage interest receivable. As of December 31, 1997, $4,073,115 ($3,829,000 representing contingency reserve funds) was primarily invested in certificates of deposit (with staggered maturity dates to a maximum of one year), money market accounts, and general banking accounts as required to transact the business of the Partnership. In addition, as of December 31, 1997, the Partnership held $14,151,141 in real estate held for sale including $3,812,122 in the development limited partnership formed to develop the property located in Carmel Valley, California, and $1,773,608 in mortgage interest receivable from borrowers.

Delinquencies
         The Corporate General Partner does not regularly examine the maintenance of acceptable loan-to-value ratios for the existing portfolio because the majority of loans in the Partnership's portfolio mature in a period of 1-7 years. In the event that payments on a loan securing a property become delinquent, the loan is past maturity, the General Partners learn of physical changes to the property securing the loan or to the area in which the property is located or the General Partners learn of changes to the economic condition of the borrower or of leasing activity of the property securing the loan, the General Partners will perform an internal review on the property including, but not limited to, a physical evaluation of the property as well as for the area in which the property is located, the financial stability of the borrower and the property's tenant mix and in its sole discretion, will work with the borrower to bring the loan current.
         Although the Corporate General Partner is not obligated to do so, it purchases the Partnership's receivables for delinquent interest from the Partnership with respect to certain Partnership loans originated prior to May 1, 1993, and which are delinquent more than 90 days. The amount of such purchases made and not reimbursed by borrowers during 1997 was $87,000. In exchange for purchasing such delinquent interest receivables or purchasing delinquent loans, the Corporate General Partner is entitled to receive a higher maximum management fee. Such payments have been recorded by the Partnership as interest payments as if made by the borrower, and have not been classified as contributions by the Corporate General Partner or as loans made by the Corporate General Partner. The Partnership has no obligation to repay such amounts to the Corporate General Partner.
         As of December 31, 1997, the Partnership's portfolio included $5,236,000 (compared with $11,348,000 as of December 31, 1996) of loans delinquent more than 90 days, representing 3.0% of the Partnership's investment in mortgage loans. The balance of delinquent loans at December 31, 1997, includes $3,279,000 (compared with $5,046,000 as of December 31, 1996) in the process of foreclosure and $184,000 (compared with $3,156,000 as of December 31,
1996) involving loans to borrowers who are in bankruptcy. The General Partners believe that these loans may result in a loss of principal and/or interest. However, the General Partners believe that the $3,500,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 1997 is sufficient to cover any potential losses of principal.
         Of the $11,348,000 that was delinquent as of December 31, 1996, $2,704,000 remained delinquent as of December 31, 1997, $3,024,000 was paid off, $1,300,000 became current, $3,886,000 became real estate acquired through foreclosure of the Partnership (see "Properties") and $434,000 became real estate owned by the Corporate General Partner. The General Partners believe that there could be partial losses of principal on these loans.
         Where payments on delinquent loans are not made currently by the borrowers, the Corporate General Partner has chosen to continue to purchase the Partnership's receivables for delinquent interest on a monthly basis only on certain loans originated prior to May 1, 1993. Such loans totaled $1,485,000 as of December 31, 1997. At December 31, 1997, the amount of delinquent interest receivables purchased by the Corporate General Partner, together with amounts advanced by the Corporate General Partner in connection with these and other loans, including property taxes, insurance, legal fees, and interest to senior lenders that has not been repaid to the Corporate General Partner by borrowers was approximately $414,000. The Partnership is not obligated to reimburse the Corporate General Partner for such advances or to reacquire the delinquent interest receivables purchased by the Corporate General Partner.
         Finally, although not required to do so, the Corporate General Partner has purchased certain loans from the Partnership at the time of foreclosure of such loans, for the unpaid principal amount, in order to prevent the Partnership from suffering a loss upon such foreclosure. This generally occurs where there is more than one investor in the loan for which the property provides security and because the General Partners want to avoid administrative problems associated with multiple ownership of real property. In most other instances, the Corporate General Partner will cause the Partnership to foreclose on a loan and obtain title to the real property securing the loan.
         In 1996, the Partnership foreclosed on an $870,000 loan and acquired title to the property providing security on the loan. Thereafter, the Corporate General Partner purchased the property from the Partnership for the amount of the loan by increasing the unsecured note payable to the Partnership by such amount. See "Unsecured Loan to Corporate General Partner." The Partnership foreclosed on another loan in the amount of $1,450,000 and acquired title to the property providing security for the loan also. The Corporate General Partner purchased the property from the Partnership, and the Partnership carried back a loan in the same amount as the original loan it had on the property prior to foreclosure. The loan is secured and due on demand.
         During 1997, the Corporate General Partner purchased three loans from the Partnership prior to foreclosure in which the Partnership had a partial interest and had invested $613,400 in principal. The Corporate General Partner subsequently foreclosed on these loans and obtained title to the properties providing security on the loans.
         With the exception of the sale of the Sonora residential lots to the Corporate General Partner at a loss of $710,000 in February, 1998, the Partnership has not suffered material losses on defaults or foreclosures, partially due to the prior practice of the Corporate General Partner to purchase loans from the Partnership which were at risk of causing a loss to the Partnership and its practice to date to voluntarily absorb such losses in very limited circumstances. Delinquent loans (defined as those loans for which the borrower is 90 days late in payment of installments due) have historically represented approximately 5-10% of the total loans that the Partnership has outstanding at any given time. Although the Corporate General Partner does not generally purchase the Partnership's receivables for delinquent interest on delinquent loans, the amount of nonperforming delinquent loans (i.e., loans delinquent in payment over 90 days on which the Corporate General Partner historically has not purchased the Partnership's receivables for delinquent interest) has decreased to $5,236,000 of the loan portfolio (3.0%). However, $4,320,000 of the delinquent loans as of December 31, 1996, became either real estate acquired by the Partnership through foreclosure or purchased by the Corporate General Partner so as to become real estate owned by the Corporate General Partner as of December 31, 1997. There is no assurance that the Corporate General Partner will continue to make payments to the Partnership on any delinquent loan.
      Following is a table representing the Partnership's delinquency experience (over 90 days) as of December 31, 1993, 1994, 1995, 1996 and 1997:

                                             1993             1994             1995            1996              1997
                                             ----             ----             ----            ----              ----
Nonperforming Delinquent
  Loans                               $           0     $    4,923,000   $   8,309,000     $  10,012,000    $   3,751,000

Total Delinquent Loans                $  10,621,000     $  12,849,000    $  12,037,000     $  11,348,000    $   5,236,000

Total Mortgage Investments            $ 133,549,000      145,050,000     $ 151,351,000     $ 154,149,000    $ 174,715,000

Percent of Nonperforming Loans to
  Total Mortgage Investments                  0.00%             3.39%            5.49%             6.50%            2.15%

Percent of Delinquent Loans to
  Total Mortgage Investments                  7.95%             8.86%            7.95%             7.36%            3.00%


Allowance for Loan Losses
         An allowance for loan losses of $3,500,000 is maintained in the financial statements of the Partnership as of December 31, 1997 and 1996, respectively. The General Partners believe that, based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses as of December 31, 1997 is adequate in amount.

Unsecured Loan to Corporate General Partner
      During 1997, the Corporate General Partner paid off the balance of the unsecured loan in the amount of $488,764 plus accrued interest. As of December 31, 1997 there is no outstanding principal balance under the Corporate General Partners unsecured loan to the Partnership.
      Although the terms of the loan between the Partnership and the Corporate General Partner may or may not be at market, they are considered fair and reasonable.

Fee Structure
         Management Fee's are payable to the Corporate General Partner on a monthly basis at a maximum annual rate of 2 3/4% per annum on the average unpaid balance of the Partnership's mortgage loans at the end of each of the 12 months in the then current calendar year. As such, the Corporate General Partner may collect a fee in any one month that is greater than the 2-3/4% calculated on an annual basis. However, for the calendar year, the total fee collected may not exceed the 2-3/4% limitation. This fee is reduced to 1 3/4% per annum if the Corporate General Partner has not provided during the preceding calendar year any of the following discretionary services: (1) advanced its own funds to purchase the Partnership's interest receivable on delinquent mortgage loans; (2) advanced its own funds to cover any other costs associated with delinquent loans held by the Partnership, such as property taxes, insurance and legal expenses; or (3) purchased any such defaulted loans from the Partnership. The Corporate General Partner is entitled to collect the Management Fee on all loans, including those that are delinquent. This is due to the added costs to the Corporate General Partner associated with such loans including legal fees.
         Servicing Fees charged for the twelve months ended December 31, 1976 were $421,000. Management Fees charged to the Partnership for the twelve months ended December 31, 1997 were $3,879,000. During this same period, the maximum Servicing Fees and Management Fees that could have been collected by the Corporate General Partner were $421,000 and $4,614,000, respectively.


Principal Investment Objectives
         The Partnership invests primarily in mortgage loans on commercial, industrial and residential income producing real property, single-family residences and land. The terms of each loan are negotiated on a loan-by-loan basis by the Corporate General Partner.
         The Partnership's two principal investment objectives in making investments of the type described above are to: (i) preserve the capital of the Partnership; and (ii) provide monthly cash distributions to the Limited Partners. It is not an objective of the Partnership to provide tax-sheltered income. The General Partners have the authority, subject to the provisions of the Partnership Agreement, to change the Partnership's investment objectives.
         The Corporate General Partner locates and identifies all mortgages in which the Partnership invests and makes all investment decisions on behalf of the Partnership in its sole discretion. In evaluating prospective investments, the Corporate General Partner considers such factors as the ratio of the amount of the investment to the value of the property by which it is secured, the property's potential for capital appreciation, expected levels of rental and occupancy rates, current and projected cash flow of the property, potential for rental increases, the degree of liquidity of the investment, geographic location of the property, the condition and use of the property, its income-producing capacity, the quality, experience and creditworthiness of the borrower, general economic conditions in the area where the property is located, and any other factors which the Corporate General Partner believes are relevant.
         All loans made or invested in by the Partnership are originated or purchased by the Corporate General Partner. During the course of its business, the Corporate General Partner is continuously evaluating prospective investments. The Corporate General Partner will originate loans from referrals, brokerage organizations, additional lending to previous borrowers and personal solicitations of new borrowers. All potential mortgage loans to be made or invested in are evaluated to determine if the mortgage loan is the type made by the Partnership, if the security for the loan and the loan-to-value ratio meets the standards established by the Partnership, and if the loan may be structured in a manner to meet the Partnership's investment criteria and objectives. If the Corporate General Partner approves the loan as presented, an appraisal will be ordered on the property securing the loan, and the property will be inspected by an officer, director, agent or employee of the Corporate General Partner.
         The Partnership requires that the borrower obtain a title insurance policy as to the priority of the mortgage and the condition of title. The Partnership receives independent, on-site appraisals for each property in which it invests. All independent appraisers used by the Partnership are licensed or qualified as independent fee appraisers and are certified by the state in which the property being appraised is located. Such appraisals will ordinarily take into account factors including: property location; age; condition; estimated building cost; community and site data; valuation of land; valuation by cost; economic market analysis; valuation by income; and correlation of the foregoing valuation methods. However, the General Partners generally rely on their own independent analysis and not exclusively on such appraisals in determining whether or not to arrange a particular mortgage loan.

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

Variable Rate Loans
         Approximately $77,310,000 (44.2%) of the Partnership's loan portfolio as of December 31, 1997, contain a variable interest rate feature. The variable rate loans originated by the General Partners use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).
         Premiums over the above described indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made. Generally, an index based upon the prime rate or Treasury Bill rate is the most volatile, while an index based upon the cost of funds is the most stable.
         From January 1, 1997, through December 31, 1997, the one year Treasury Constant Maturity Index has increased from 5.50% to 5.51%, the five-year
Treasury Constant maturity Index has decreased from 6.12% to 5.71%, the Prime Rate Index remained constant at 8.50% and the Monthly Weighted Average Cost of Funds Index for the Eleventh District Savings Institutions has increased from 4.84% to 4.96%.
         It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the rate of competing investments available to the Partnership. The General Partners attempt to minimize such differential by tying variable rate loans to indices that are more sensitive to fluctuations in market rates. In addition, most variable rate loans originated by the Corporate General Partner contain provisions under which the interest rate cannot fall below the starting rate.

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

Prepayment Penalties
      The Partnership's loans typically do not contain a prepayment penalty. If the Partnership's loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds. However, as of December 31, 1997, $77,310,000 (approximately 44.2%) of the mortgage loans held in the Partnership's portfolio were variable rate loans which by their terms generally will have lower interest rates in a market of falling interest rates, thereby providing lower yields to the Partnership. However, these loans are written with relatively high minimum interest rates, which generally operates to reduce this risk of lower yields.

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

Equity Interests and Participation In Real Property
      As part of investing in or making a mortgage loan the Partnership may acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation.
      The Partnership also may invest its funds directly in real property, if in the opinion of the General Partners, it is in the Partnership's best interest. See "Properties." No other properties (other than those that may be subject to foreclosure by the Partnership or a senior lender) are currently under review for acquisition by the Partnership.

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

Mortgage Loans to Affiliates
      The Partnership will not invest in mortgage loans to any of the General Partners, Affiliates of the General Partners, or any limited partnership or entity affiliated with or organized by the General Partners. However, the Partnership may have an investment in a mortgage loan to the General Partners when the Corporate General Partner assumes by foreclosure the obligations of the borrower under a mortgage loan. As of December 31, 1997, the Partnership had secured loans outstanding to the Corporate General Partner of $2,215,549.

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


Item 2.  Properties
         As of May 1, 1993, the Corporate General Partner changed its policy so as to generally not purchase mortgage loans from the Partnership prior to foreclosures. Subsequent to this change in policy, the Partnership acquired title to two properties through foreclosure on which it had loans totaling $3,265,737 during 1997. In addition, during 1997 the Partnership sold two second deeds of trust secured by a single property to the Corporate General Partner for their aggregate face value of $600,000. Subsequent to this, the Partnership purchased the property that originally provided security for these second deeds of trust at the foreclosure sale for $1,350,000 and wiped out the second deeds of trust held by the Corporate General Partner. The Corporate General Partner incurred a loss of $600,000 as a result of this transaction.
      During 1997, the Partnership (1) disposed of a property acquired in 1994 which originally provided security for a $925,000 loan which was foreclosed on in 1994 at a net gain of $64,000, (2) disposed of a property acquired in 1995 which orignally provided security for a $850,000 loan that was partially paid down in 1996 by a personal judgment against the borrower in the amount of $300,000 at a net gain of $66,000 and (3) disposed of a property acquired in 1995 which provided partial security for a $661,531 loan at a gain of $14,000.
         The Partnership continues to own its interest in the development limited partnership that owns the residential lots in Carmel Valley, California (see "Development Limited Partnership," below) and the limited liability company that owns a commercial lot in Los Gatos (see "Development Limited Liability Company / Corporate Joint Venture," below) and to hold title to the following nine properties as of December 31, 1997:

                                REAL ESTATE OWNED
                            (As of December 31, 1997)

                                                                  Additional                          Delinquent
                                     Year        Partnership     Capitalized         Senior          Interest at
          Description             Foreclosed     Loan  Amount       Costs            Loans         Foreclosure(1)

Light Industrial Warehouse
Merced, CA..................     1993          $   1,000,000     $       0       $        0         $ 175,333


Commercial Lot
Sacramento, CA .............     1994          $     500,000     $  49,828       $        0         $  39,042


Commercial Lot/Residential
Development
Vallejo, CA ................     1994          $     525,000     $ 506,240(2)    $        0         $  83,949(3)

Office Building
Monterey, CA ...............     1995          $     550,000     $ 156,174       $1,425,000(4)      $  30,077

Residential Lots
Sonora, CA..................     1996          $   1,683,000     $ 178,710       $        0         $ 701,274

High Density Residential Lot
Reno, NV ...................     1996          $     230,000     $       0       $        0         $  12,937


Commercial Storage
Oakland, CA...............       1997          $    444,063      $       0       $        0         $ 214,581


Light Industrial
Paso Robles, CA...........       1997          $    600,000 (5)  $ 941,251(5)    $        0         $ 131,416

Residential Lots
Ione, CA                         1997          $  2,821,674      $  13,612       $        0         $ 746,316


--------

(1) Approximately $1,219,000 of the aggregate delinquent interest receivable due to the Partnership or to the senior lienholder at foreclosure was purchased from the Partnership by the Corporate General Partner. Except for $83,949 that was reimbursed by the Partnership in connection with the Vallejo, California property, the Partnership has not reimbursed or repurchased receivables from the Corporate General Partner for any amounts, has no rights to any subsequent repayments of these amounts and has no obligation to reimburse the Corporate General Partner for such advances or repurchase of receivables purchased by the Corporate General Partner.

(2) Of this additional capitalized cost, $450,000 represents the purchase of a minority investor's interest in the property to provide the Partnership with complete ownership. Prior to the purchase, the Partnership owned 70% of the property. The Corporate General Partner believes that based on the value of these properties, the Partnership benefits from owning 100% of the assets.

(3) The delinquent interest receivable was purchased by the Corporate General Partner on behalf of the Partnership, which held a 70% interest in the property and on behalf of the former co-owner of the property, an independent, third-party. Under applicable law, the Partnership could only repurchase such receivable if all other lenders/owners of the property repurchased their respective receivables. Consequently, the Partnership repurchased from the Corporate General Partner $83,949 of the interest receivable purchased by the Corporate General Partner, although it was not obligated to do so. The remaining $38,550 of the delinquent interest receivable purchased by the Corporate General Partner was paid by the other owner of the property.

(4) This senior loan was originally $2,102,646 including late charges and fees. The Corporate General Partner arranged for this loan to be discounted to $1,425,000 if the Partnership were to pay it off in full. The Partnership paid this loan off prior to March 31, 1995.

(5) The Partnership held two junior deeds of trust secured by this property. Prior to foreclosure by the senior lienholder, the Corporate General
     Partner  purchased  the  $600,000  of  loans  from  the  Partnership.   The
     Partnership then purchased the property at the foreclosure sale for $1,350,000, and wiped out the Corporate General Partner's junior deeds of trust. The Corporate General Partner incurred a loss of $600,000 at foreclosure.

         The light industrial warehouse located in Merced, California is currently vacant. A prior tenant of the property in the business of tire recycling left approximately 450,000 used tires on the property. Although the Corporate General Partner has not determined the amount, the Partnership may have a liability to dispose of these tires. Due to this and declining values on the property, the Partnership may sustain a loss and has recorded a $350,000 allowance for loss on this property in its financial statements as of December 31, 1997.
         The commercial lot located in Sacramento, California is currently listed with a real estate broker for sale. The Partnership may sustain a loss on this property and has recorded a $250,000 allowance for loss on this property in its financial statements as of December 31, 1997.
         The properties located in Vallejo, California are in a secluded golf course community. There are approximately 1,100 fully developed lots owned by other, nonrelated entities that have not been made available for sale. The Corporate General Partner believes that sales of these lots will occur during 1998 and that residential construction will begin in 1999. The Partnership owns the only commercial real property, other than the golf course and club house, in the development. The Partnership is in the process of obtaining development rights on the residential parcels.
         The majority of the office building located in Monterey, California is currently leased; however, the tenant has vacated the building continuing to make lease payments. The lease terminates in September, 1998. The Partnership is attempting to lease the building and place the property on the market for sale or sell to an owner-user. The Partnership may sustain a loss on this property and has recorded a $200,000 allowance for loss on this property in its financial statements as of December 31, 1997.
         The Partnership sold the Sonora property to the Corporate General Partner subsequent to December 31, 1997 at a substantial loss of approximately $712,000. The Corporate General Partner purchased the property because it believes that the property will have to be held for years before it is economically feasible to develop. The property's appraised value is less than the amount for which the Corporate General Partner paid for it. The purchase terms were for no cash down and interest-only payments for ten years at a rate of 8%. The loan is due at the end of the ten-year period. The Partnership has recorded a $712,000 allowance for loss on this property in its financial statements as of December 31, 1997.
         The Partnership successfully rezoned the Reno lot from commercial to high density residential suitable for apartment construction. The Partnership likely will either build out the lot or sell it to a developer.
         The commercial property located in Oakland, California is an industrial storage site. The Partnership is attempting to lease up additional spaces and sell the property.
         The light industrial property in Paso Robles, California is leased out to a variety of tenants. The Partnership will attempt to lease out the few remaining vacant spaces prior to listing the property for sale.
         The Partnership owns 133 residential lots in Ione, California. As of December 31, 1997, 53 of the lots had homes on them owned by unrelated individuals on which the Partnership is collecting rent. The Partnership is attempting to sell all lots with houses on them to the renters of the houses. The Partnership will develop the other lots and sell them as single family residences. The Partnership may sustain a loss on this property and has recorded a $384,000 allowance for loss on this property in its financial statement as of December 31, 1997.
         Due to potential losses on several of the Partnership's properties, a $1,296,000 additional reserve for losses on real estate was recorded in 1997, bringing the total allowance in the Partnership's financial statements to $1,896,000 as of December 31, 1997.

Development Limited Partnership
         In 1993, the Partnership foreclosed on a $600,000 loan secured by a junior lien on 30 residential lots located in Carmel Valley, California, and, in 1994, paid off the $500,000 senior loan. The Partnership incurred additional costs of $503,000 in protecting its investment, thus increasing the carrying value of the lots to $1,603,000. During 1995, the Partnership began to develop the lots and in 1995 incurred an additional $671,000 in costs.
         In 1995, the Partnership became the sole limited partner in a limited partnership formed with Wood Valley Development, Inc., an unrelated developer/builder and sole general partner, for the development and buildout of these lots. In exchange for its interest in this development limited partnership, the Partnership in 1996 contributed the lots to the development limited partnership and agreed to make additional advances to fund the development costs. During 1997, the Partnership had advanced additional development costs aggregating $4,153,000. The amount invested in or advanced by the Partnership at December 31, 1997, equaled $3,812,000, net of distributions through such date.
         Under the terms of the agreement governing the development limited partnership, the Partnership is entitled to receive certain distributions of cash before the developer receives any funds. The cash received by the development limited partnership from sales of developed lots is distributed as follows: (i) to third parties (e.g., contractors, taxing authorities, etc.) for amounts incurred by the development limited partnership and related to the lots sold; (ii) to the Partnership, in an amount equal to $70,000 per lot sold; (iii) to the Partnership, in an amount equal to a pro rata portion of the development costs advanced, plus interest at prime plus 2%; (iv) to the Partnership, in an amount equal to other out-of-pocket expenses incurred by Partnership with respect to the lots sold, plus interest at prime plus 2%; and (v) the balance, if any, 70% to the Partnership, and 30% to the developer.
         The development limited partnership is building single-family residences of between approximately 2,200 and 2,800 square feet on the lots. As of December 31, 1997, a total of 16 homes had been completed and sold and construction had been completed or commenced on the remaining 14 lots. During 1997, 15 homes were sold for aggregate proceeds of $8,012,000. In 1997, the development limited partnership distributed $7,574,000 to the Partnership, $2,355,000 of which represented profit and interest.
         The Corporate General Partner has entered into a joint venture with Wood Valley Development, Inc. to purchase and build out up to 34 lots that are contiguous to and interspersed with the lots in Carmel Valley owned by the development limited partnership formed between the Partnership and Wood Valley Development, Inc. As of December 31, 1997, the joint venture between the Corporate General Partner and Wood Valley Development, Inc. had purchased 28 lots and developed and sold 17 of these lots. The remaining six lots are expected to be purchased by this joint venture during 1998.
         The Partnership does not have any direct or indirect interest in these 34 lots nor do any of these lots provide any security for the original Partnership loan which was foreclosed on in 1993. The development limited partnership has, however, incurred certain infrastructure and soft costs that benefited not only the 30 lots owned by the development limited partnership, but the 34 contiguous lots owned by the Corporate General Partner/Wood Valley Development, Inc. joint venture. As sales of these 34 lots occur, the development limited partnership is being reimbursed on a pro rata basis, without interest, for such development, infrastructure and soft costs incurred by the development limited partnership. Upon receipt of any such funds the development limited partnership will distribute monies as outlined above. During 1997, the development limited partnership received reimbursement of $648,000 in development costs and the balance of development advances receivable is $103,000 as of December 31, 1997.

Development Limited Liability Company / Corporate Joint Venture
         In 1995, the Partnership foreclosed on a $571,853 loan and obtained title to a commercial lot in Los Gatos, California. In 1997, the Partnership formed a limited liability company (the "Company") with BGC Properties LLC, an unaffiliated developer, and contributed the land valued at $760,000 to the newly-formed limited liability company in exchange for a 70% interest in the profits and losses of the Company. The sole purpose of the Company is to develop, construct and operate a commercial office building on the land, to be held for investment or sale. The Partnership is required to provide construction financing to the Company in the form of additional contributions or loans to the Company, or to obtain such financing from third parties. To the extent the Partnership lends such funds, it will receive interest at a rate of prime plus 2%. Upon completion of construction of improvements, the Partnership is required to obtain or provide permanent financing.
         The Partnership is the sole manager of the Company. As such, the Partnership has exclusive control and authority over the Company's affairs, subject to certain rights of BGC. The Partnership will not receive any compensation for serving as manager of the Company.
         BGC will provide certain development services to the Company and will receive a development fee. At BGC's election, BGC may defer payment of all or a portion of the fee, and earn interest thereon at the rate of 8% per annum, simple. Additionally, an affiliate of BGC will serve as property manager and earn an asset management fee.
         Prior to contributing the land to the Company, the Partnership invested approximately $629,000 (including $57,000 in capitalized costs subsequent to foreclosure) in such land. Since contributing the land to the Company the Partnership has loaned $10,600 to the Company, which amount will be repaid, with interest, as discussed above. The Company expects to have development rights by mid-1998 and have construction completed in 1999.

Reserve for  Losses on Real Estate Held for Sale
      The Partnership has recorded a reserve of $1,896,000 for losses on real estate held for sale in the financial statements of the Partnership as of December 31, 1997. Of this amount, $712,000 is attributable to the residential lots in Sonora, California which were sold to the Corporate General Partner in February, 1998 at a loss of $712,000. The General Partners believe that this allowance is adequate.


Item 3.  Legal Proceedings
         The Partnership is not presently involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business.


Item 4.  Submission of Matters to a Vote of the Security Holders
         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information
         a. There is no established public trading market for the trading of Units.
         b. Holders: As of December 31, 1997, approximately 2,666 Limited Partners held 189,063,000 Units of limited partnership interest in the Partnership.
         c. The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions to the Limited Partners of approximately $14,758,000 and $15,420,000 during 1996 and 1997, respectively. It is the intention of the Corporate General Partner to continue to distribute all income earned by the Partnership to the Unit holders.

Item 6.  Selected Financial Data


                                                  OWENS MORTGAGE INVESTMENT FUND
                                                (A California Limited Partnership)



                                                  As of and for the Year ended
                                                            December 31
                    ____________________________________________________________________________________________


                         1997                1996                 1995                 1994                1993
                         ----                ----                 ----                 ----                ----

Loans secured
by trust deeds     $  174,714,607      $  154,148,933       $  151,350,591      $  145,050,213        $  133,549,495
less:  Allowance
for loan losses        (3,500,000)         (3,500,000)          (3,250,000)         (2,750,000)           (2,750,000)
Real estate held
for sale               16,047,141          13,221,093            9,612,359           5,028,325             2,608,000
less:  Allowance
for losses on
real estate            (1,896,000)           (600,000)           (600,000)           (400,000)                     0
Cash, cash
equivalents and
other assets            5,959,306          14,105,992            8,288,818          5,697,459              5,202,246
                     ------------        ------------          -----------         -----------           -----------
                   $  191,325,054      $  177,376,018       $  165,401,768      $  152,625,997        $  138,609,741
                     ============         ===========          ===========         ===========           ===========


Liabilities.....   $      593,919      $      535,914       $      657,325      $      779,269        $    1,026,578
Partner's capital
  General partners      1,864,033           1,731,874            1,623,526           1,488,360             1,342,578
Limited partners      188,867,102         175,108,230          163,120,917         150,358,368           136,240,585
                      -----------         -----------          -----------         -----------           -----------
partners........      190,731,135         176,840,104          164,744,443         151,846,728           137,583,163
                      -----------         -----------          -----------         -----------           -----------
Liabilities/
Partners' Capital  $  191,325,054      $  177,376,018       $  165,401,768      $  152,625,997        $  138,609,741
                      ===========         ===========          ===========         ===========           ===========



Revenues........   $    21,325,850     $    16,824,479      $   16,415,301      $   15,503,534       $    14,979,065
Operating expenses
 Promotional
 interest .......           70,747              57,395              69,255              72,984                72,359
 Managementfee           3,879,454             866,985           1,431,616           1,475,155             2,234,968
 Servicing fee             420,742             384,004             371,000             338,000               323,000
Net Real Estate
 Operations ..              70,216             344,298             224,108             270,038                75,844
Provision for
 losses on loans                 0             250,000             500,000                   0             2,750,000
Provision for
 losses on real
  estate held for
  sale                   1,296,000                   0             200,000             400,000                     0
Other                      168,444             163,385             127,947             237,933               204,249
                       -----------         -----------          -----------         -----------           ----------
Net Income         $    15,420,247     $    14,758,412      $    13,491,375     $    12,709,424       $    9,318,645
                       ===========         ===========          ===========         ===========           ==========

Net income
allocated to
general partners   $       154,202     $       146,960      $       135,584     $       127,726       $       90,218
                           =======             =======              =======             =======               ======
Net income
 allocated to
 limited partners  $    15,266,045     $    14,611,452      $    13,355,791     $    12,581,698       $    9,228,427
                        ==========          ==========           ==========          ==========            =========
Net income per
 limited
 partnership unit             $.08                $.08                 $.08                 $.09                $.07
                               ===                 ===                  ===                  ===                 ===




  This information should be read in conjunction with the accompanying audited financial statements and notes to financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
         The net income increase of $662,000 (4.5%) for 1997 as compared to 1996, was attributable to (i) the increase in interest income of $1,997,000 from mortgage investments held by the Partnership which increased from $154,149,000 to $174,715,000 as of December 31, 1996 and 1997, respectively, (ii) the decrease in net real estate operations losses from $344,000 to $70,000 for the years ended December 31, 1996 and December 31, 1997, respectively, (iii) the increase in gain on sale of real estate by the development limited partnership from $171,000 to $2,355,000 for the years ended December 31, 1996 and 1997, respectively, (iv) the decrease in nonperforming loans from $10,012,000 to $3,751,000 as of December 31, 1996 and 1997, respectively and (v) the decrease in provision for loan losses from $250,000 to $0 for the years ended December 31, 1996 and 1997, respectively. The net income increase in 1997 as compared to 1996, was negatively affected by (i) the increase in management fees paid to general partner from $867,000 to $3,879,000 for the years ended December 31, 1996 and 1997, respectively, and (ii) an increase in the provision for losses on real estate acquired through foreclosure from $0 to $1,296,000 for the years ended December 31, 1996 and 1997, respectively. The increase in management fees, which fees represented .56% and 2.31% of the average monthly trust deed investment for the years ended December 31, 1996, and 1997, respectively, was due to increased income in 1997. This increase in income was due primarily to the increase in gains on the sale of real estate owned by the development limited partnership of which the Partnership is a limited partner
         The net income increase of $1,267,000 (9.4%) for 1996 as compared to 1995 was attributable to (i) the increase in mortgage investments held by the Partnership from $151,351,000 to $154,149,000 as of December 31, 1995 and 1996,
respectively, (ii) the decrease in management fees from $1,432,000 to $867,000, for the years ended December 31, 1995 and December 31, 1996, respectively, and
(iii) the decrease in provision for losses on loans and real estate held for sale from $700,000 to $250,000 for the years ended December 31, 1995 and 1996, respectively. The net income increase in 1996, as compared to 1995, was negatively affected by (i) the increase in net operating loss from real estate held for sale from $224,000 to $344,000 for the years ended December 31, 1995 and 1996, respectively, and (ii) an increase in nonperforming loans from $8,309,000 to $10,012,000 as of December 31, 1995 and 1996, respectively.
         Nonperforming loans for the purposes of this discussion and analysis are defined as those loans which are 90 days or more delinquent in payment and on which the Corporate General Partner has not purchased the related Partnership receivables for delinquent interest payments to the Partnership. All income was derived from investments in mortgage loans and short term interestbearing accounts, notes receivable from the Corporate General Partner, income from real estate held for sale and real estate acquired through foreclosure and gain from the disposition of real estate.
         The Partnership has experienced a decrease in its average net yield per Unit from 8.79% in 1995 to 8.72% and 8.69% in 1996 and 1997, respectively. The average net yield represents the net income of the Partnership after all expenses, other than the provision for losses on loans or real estate acquired through foreclosure. If the provisions for losses on loans or real estate acquired through foreclosure are included, the Partnership experienced an increase in its average yield per Unit from 8.31% in 1995 to 8.58% in 1996, and a decrease in its average yield per Unit from 8.58% in 1996 to 8.17% in 1997.
         For 1997, the decrease in average net yield before provisions for losses was negligible. However, both income and operating expenses of the Partnership increased substantially. Income increased primarily due to the gain on the sale of real estate by the development limited partnership in which the Partnership has invested (see "Properties-Development Limited Partnership"). The expenses increased due to the increased management fees paid to the Corporate General Partner. Although, this fee increased substantially from the prior year, the annualized fee represented 2.31% of the average trust deed investments held by the Partnership. This is less than the maximum fee of 2.75% per annum permitted by the Partnership Agreement.
         For 1996, the decrease was the result of the overall decrease in general market rates and changes in the Corporate General Partner's policies regarding purchasing delinquent interest receivables, purchasing loans subject to foreclosure and purchasing at foreclosure sale certain properties which provided security for Partnership loans. The amount of nonperforming loans held by the Partnership had increased from $8,309,000 (5.49% of loan portfolio) to $10,012,000 (6.50% of loan portfolio) as of December 31, 1995 and 1996, respectively, due to the diminishing amount of loans for which the Corporate General Partner purchases delinquent interest receivables. However, the yield decreases were partially offset due to a decrease in the management fees paid to the Corporate General Partner from $1,432,000 to $867,000 for 1995 and 1996, respectively. This represented a decrease in the annualized rate of management fees to total trust deed investments of the Partnership from 0.95% to 0.56% for 1995 and 1996, respectively. In 1996, due to the increase in nonperforming loans and the general decrease in market interest rates, the Corporate General Partner voluntarily reduced the fees it collects in order to maximize the yield to investors.
         The Corporate General Partner has not yet determined the level of management fees for 1998.

Loan Portfolio
         The number of Partnership mortgage investments decreased from 254 and 238 as of December 31, 1995, and 1996, respectively, to 215 as of December 31, 1997. The average loan balance in these periods increased from $635,927 and $639,622 as of December 31, 1995 and 1996, respectively, to $812,626 as of December 31, 1997. These average loan balance increases reflect the Partnership's increased ability to invest in larger mortgage loans meeting the Partnership's objectives.
         The Partnership's loan portfolio consists primarily of short-term (1-7 years), fixed and variable rate loans secured by real estate. As of December 31, 1997, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 67% ($117,352,000) of the loan portfolio.
         As of December 31, 1997, approximately 94.6% of the loan portfolio was invested in loans on income-producing property, 4.2% in land loans and 1.2% in residential loans. Also, as of December 31, 1997, approximately 92.3% of the loan portfolio was invested in first deeds of trust, 7.3% in second deeds of trust and 0.4% in third and all-inclusive deeds of trust.
         The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership as of December 31, 1997, 1996, 1995, 1994 and 1993, respectively:

LOAN PORTFOLIO
(dollars in thousands)
                                                                       Principal Amount
                                      1997              1996             1995              1994             1993
                                      ----              ----             ----              ----             ----
Single Family Residences         $     2,089       $     3,935       $     2,250      $     3,180      $     3,004
Unimproved Land                        7,424             4,214             6,503            6,742            7,953
Income Producing Properties          165,202           146,000           142,598          135,128          122,592
                                    --------          --------          --------         --------         --------
    Total                        $   174,715       $   154,149       $   151,351      $   145,050      $   133,549
                                    ========          ========          ========         ========         ========

         As of December 31, 1997, there were delinquent loans aggregating $3,751,000 for which the Corporate General Partner elected not to purchase delinquent interest receivables. As of December 31, 1997, the Corporate General Partner purchased from the Partnership receivables for delinquent interest related to delinquent loans held by the Partnership that aggregated $1,485,000 and that were originated or invested in prior to May 1, 1993.
         Purchases of Partnership receivables for delinquent interest for loans originated prior to May 1, 1993, and advances for payments, such as property taxes, insurance, legal fees and mortgage interest pursuant to senior indebtedness, made to or an behalf of the Partnership by the Corporate General Partner during 1997 and 1996, but not collected as of December 31, 1997 and 1996, totaled approximately $219,000 and $541,000, respectively.
         In connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, an evaluation of the loan loss requirement of the Partnership is performed by the Corporate General Partner. Based upon this evaluation, a determination was made to maintain a reserve for losses on loans in the Partnership's financial statements in the amount of $3,500,000 as of December 31, 1997 and 1996. As of December 31, 1997, the Corporate General Partner has determined that the reserve for losses on loans is adequate. See "Business-Delinquencies" for a discussion of the rate of delinquencies in 1996 and 1997.
         At December 31, 1997, the Partnership held title to nine separate properties that, prior to foreclosure by the Partnership, secured Partnership loans aggregating $8,354,000. At December 31, 1996 and 1995, the Partnership held title to 10 and 11 properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $6,877,000 and $6,115,437 in 1996 and 1995, respectively. See "Properties" for a discussion of these properties.
         In 1993, the Partnership foreclosed on a $600,000 loan and obtained title to 30 lots in Carmel Valley, California, subject to a senior loan in the amount of $500,000. In 1994, the Partnership paid off the $500,000 senior loan and incurred $503,000 of additional costs in protecting its investment. The Partnership began to develop the lots in 1995, and incurred an additional $671,000 in costs. In 1995, the Partnership entered into a development limited partnership with an unrelated builder/developer for the purpose of constructing single-family residences on the lots, and, in 1996, the Partnership contributed the lots to the development limited partnership in exchange for a limited partner interest. The $671,000 in costs incurred in 1995 became an obligation of the development limited partnership in 1996 when the lots were contributed to the development limited partnership.
         The Partnership is obligated to fund the costs of developing the lots owned by the development limited partnership. During 1997 and 1996, the
Partnership advanced additional development costs totaling $4,153,000 and $2,895,000, respectively. The Partership has invested in the development limited partnership, net of reimbursements, $3,123,000 and $3,388,000 as of December 31, 1997 and 1996, respectively.
         During 1997, 15 homes sold for aggregate proceeds of $8,012,000, and the Partnership received distributions from the development limited partnership totaling $7,574,000, including $2,355,000 in gain and interest. The Partnership's net investment in the development limited partnership totaled $3,812,000 and $4,878,000 as of December 31, 1997, and 1996, respectively. See
"Properties - Development Limited Partnership" for a discussion of this investment.
         In 1995, the Partnership foreclosed on a $571,853 loan and obtained title to a commercial lot in Los Gatos that secured the loan. In 1997, the Partnership contributed the lot to a limited liability company formed with an unaffiliated developer to develop and sell a commercial office building on the lot. The Partnership may, and is expected to, provide construction financing to the limited liability company at an annual rate equal to prime plus two percent. See "Properties- Development Limited Liability Company/Corporate Joint Venture" for a discussion of this investment.

Asset Quality
         A consequence of lending activities is that losses will be experienced and that the amount of such losses will vary from time to time depending upon the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio, especially in light of the current economic environment.
         The conclusion that a Partnership loan may become uncollectable, in whole or in part, is a matter of judgment. Although institutional lenders are subject to requirements and regulations, that among other things, require a lender to perform ongoing analyses of its portfolio, loan to value ratio, reserves, etc., and to obtain and maintain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, the Corporate General Partner, in connection with the periodic closing of the accounting records of the Partnership and the preparation of the financial statements, causes an evaluation of the mortgage loan portfolio of the Partnership to be performed by management and independent auditors. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential loan losses of the Partnership. As of December 31, 1997, management has determined that the allowance for loan losses of $3,500,000 is adequate in amount. As of December 31, 1997, loans secured by trust deeds include $5,236,000 in loans delinquent over 90 days of which $3,279,000 was invested in loans which were in the process of foreclosure. Due to the loan-to-value criteria established by the Corporate General Partner, the mortgage loans held by the Partnership appear in general to be, in the opinion of the General Partners, adequately secured.
         The adequacy of the allowance for loan losses to cover possible loan losses is determined only on a judgmental basis, after full review, including consideration of:

*   Economic conditions;

*   Borrower's financial condition;

*   Evaluation of industry trends;

* Review and evaluation of potential problem loans identified as having loss potential; and

*   Quarterly review by Board of Directors.

Liquidity and Capital Resources
         The Partnership relies upon purchases of Units and loan payoffs for the source of capital for mortgage investments. Although general market interest rates have most recently declined, a substantial increase in such rates could have an adverse affect on the Partnership. If general market interest rates were to increase substantially, the yield on the Partnership's mortgage investments may provide lower yields than other comparable debt-related investments. As such, additional Limited Partner investment into the Partnership could decline, which, in turn, would reduce the liquidity of the Partnership. The Partnership has not and does not intend to borrow money for investment purposes. See "Business-Borrowing."

Contingency Reserves
         The Partnership maintains cash and certificates of deposit as contingency reserves in an aggregate amount of at least 2% of the gross proceeds of the sale of Units. To the extent that such funds are not sufficient to pay expenses in excess of revenues, or to meet any obligation of the Partnership, it may be necessary for the Partnership to sell or otherwise liquidate certain of its investments on terms which may not be favorable to the Partnership.

Current Economic Conditions
         Although the current economic climate in Northern California is generally strong, many areas outside of the San Francisco Bay Area continue to experience depressed values created by the real estate recession of the early 1990's. Other than the loss incurred in February 1998, on the sale to the Corporate General Partner of the Sonora property acquired by the Partnership through foreclosure, the Partnership has not sustained any material losses to date due primarily to the Corporate General Partner's prior practice of advancing delinquent interest and purchasing loans prior to foreclosure. The
Corporate General Partner has ceased such practices, with very limited exceptions. Assuming the Corporate General Partner continues in this manner, the Partnership is likely to sustain losses with respect to loans secured by properties located in areas of declining real estate values. Despite the Partnership's ability to purchase mortgage loans with relatively strong yields during 1997 from the Corporate General Partner, there is increased competition from a variety of lenders that could have the affect of reducing mortgage yields in the future. As such, current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the Limited Partners. In addition, when there is a reduction in the demand by borrowers for loans originated by the Corporate General Partner and, thus, fewer loans for the Partnership to invest in, the Partnership will invest its excess cash in shorter term investments yielding considerably less than the current investment portfolio.
         As of December 31, 1997, the Partnership held title to nine separate properties acquired through foreclosure of Partnership loans from 1993 through 1997. A $1,896,000 provision for losses on real estate held for sale was recorded in the Partnership's financial statements as of December 31, 1997. The Corporate General Partner considers this allowance to be adequate as of December 31, 1997. See "Properties."
         The Partnership continues to receive substantial additional investments from new and existing Limited Partners, which investments provide capital for loans and repurchases of existing Limited Partnership Units.

Year 2000
         The Corporate General Partner depends on the use of computers to timely provide accurate information essential to the management and operation of the Partnership. The computer programs used by the Corporate General Partner to account for mortgage loan investments, investments in Units and other items is in the process of being reviewed, remedied and tested by independent consultants engaged to determine whether these programs are able to recognize the year 2000. To the extent the programs recognize calendar years by their last two digits only, there exists what commonly is referred to as a Year 2000 issue.
         Based on the preliminary results of the consultants' testing, the General Partners do not anticipate significant cost, uncertainties or problems associated with becoming Year 2000 compliant. The total cost to remedy Year 2000 issues which will be paid by the Corporate General Partners. None of such costs will be reimbursed by the Partnership. The consultants expect all problems to be remedied by December 31, 1998. Although not anticipate by the General Partners, a failure by the Corporate General Partner or its independent consultants to adequately address the Year 2000 issue, however, could result in the misstatement of reported information, the inability to accurately track mortgage investments and payments due or other operational problems.

Item 8. Financial Statements and Supplementary Data See pages 32-49 and pages 55-59 of this Form 10-K report.

                          Independent Auditors' Report



The Partners
Owens Mortgage Investment Fund:


We have audited the accompanying balance sheets of Owens Mortgage Investment Fund, a California limited partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Mortgage Investment Fund as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                              /s/KPMG Peat Marwick LLP

Oakland, California
February 13, 1998



                                        OWENS MORTGAGE INVESTMENT FUND
                                      (a California limited partnership)

                                                Balance Sheets

                                          December 31, 1997 and 1996



                      Assets                            1997                  1996
                      ------                       ------------        -------------

Cash and cash equivalents                         $   3,073,115               11,386,661
Certificates of deposit                                1,000,000                 850,000

Loans secured by trust deeds                           174,714,607           154,148,933
Less allowance for loan losses                          (3,500,000)           (3,500,000)
                                                       -----------           -----------

                                                       171,214,607           150,648,933

Unsecured loans due from general partner                        --               488,764
Interest receivable                                      1,773,608             1,321,493
Other receivables                                          112,583                59,074
Real estate held for sale, net of allowance
 for losses of $1,896,000 in 1997 and
 $600,000 in 1996                                       14,151,141            12,621,093
                                                       -----------           -----------

                                                     $ 191,325,054           177,376,018
                                                       ===========           ===========

         Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued liabilities                   49,534                24,458
 Accrued distributions payable                             544,385               511,456
                                                       -----------           -----------

    Total liabilities                                      593,919               535,914
                                                       -----------           -----------

Partners' Capital:
 General partners                                        1,864,033             1,732,726
 Limited partners (units subject to redemption):
   Authorized   250,000,000   units  in  1997
   and  1996;   280,569,612  and 253,948,052
   units  issued  and  189,063,122   and
   175,303,398   units outstanding in 1997
   and 1996, respectively                              188,867,102           175,107,378
                                                       -----------           -----------

    Total partners' capital                            190,731,135           176,840,104
                                                       -----------           -----------

                                                     $ 191,325,054           177,376,018
                                                       ===========           ===========
See accompanying notes to financial statements.



                                        OWENS MORTGAGE INVESTMENT FUND
                                      (a California limited partnership)

                                             Statements of Income

                                 Years ended December 31, 1997, 1996 and 1995



                                                              1997                1996                1995
                                                              --------------------------------------------
Revenues:
     Interest income on loans secured by
         trust deeds                                    $    18,241,427         16,424,906          16,132,544
     Other interest income                                      451,009            228,849             282,757
     Gain on sale of real estate                              2,633,414            170,724                  --
                                                          -------------      -------------       -------------

              Total revenues                                 21,325,850         16,824,479          16,415,301
                                                          -------------      -------------       -------------

Operating expenses:
     Management fees paid to general partner                  3,879,454            866,985           1,431,616
     Mortgage servicing fees paid to general
         partner                                                420,742            384,004             371,000
     Promotional interest                                        70,747             57,395              69,255
     Administrative                                              56,687             56,516              56,516
     Legal and accounting                                       102,914             97,175              60,254
     Net real estate operations                                  70,216            344,298             224,108
     Other                                                        8,843              9,694              11,177
     Provision for loan losses                                       --            250,000             500,000
     Provision for losses on real estate acquired
         through foreclosure                                  1,296,000                 --             200,000
                                                          -------------      -------------       -------------

              Total operating expenses                        5,905,603          2,066,067           2,923,926
                                                          -------------      -------------       -------------

              Net income                                $    15,420,247         14,758,412          13,491,375
                                                          =============      =============       =============

              Net income allocated to
                  general partners                      $       154,202            146,960             135,584
                                                          =============      =============       =============

              Net income allocated to
                  limited partners                      $    15,266,045         14,611,452          13,355,791
                                                          =============      =============       =============

              Net income per weighted average
                  limited partner unit                  $           .08                .08                 .08
                                                          =============      =============       =============

See accompanying notes to financial statements.


                                        OWENS MORTGAGE INVESTMENT FUND
                                      (a California limited partnership)

                                       Statements of Partners' Capital

                                 Years ended December 31, 1997, 1996 and 1995



                                                                                                       Total
                                            General               Limited Partners                   Partners'
                                           Partners           Units               Amount              Capital

Balances, December 31, 1994               1,488,360        150,554,388         150,358,368         151,846,728

   Net income                               135,584         13,355,791          13,355,791          13,491,375
   Sale of partnership units                138,507         15,119,315          15,119,315          15,257,822
   Partners' withdrawals                         --        (10,090,062)        (10,090,062)        (10,090,062)
   Partners' distributions                 (138,925)        (5,622,495)         (5,622,495)         (5,761,420)
                                        -----------       ------------        ------------        ------------

Balances, December 31, 1995               1,623,526        163,316,937         163,120,917         164,744,443

   Net income                               146,960         14,611,452          14,611,452          14,758,412
   Sale of partnership units                114,781         16,834,406          16,834,406          16,949,187
   Partners' withdrawals                         --        (13,665,872)        (13,665,872)        (13,665,872)
   Partners' distributions                 (152,541)        (5,793,525)         (5,793,525)         (5,946,066)
                                        -----------       ------------        ------------        ------------

Balances, December 31, 1996               1,732,726        175,303,398         175,107,378         176,840,104

   Net income                               154,202         15,266,045          15,266,045          15,420,247
   Sale of partnership units                141,493         17,064,537          17,064,537          17,206,030
   Partners' withdrawals                         --        (12,515,336)        (12,515,336)        (12,515,336)
   Partners' distributions                 (164,388)        (6,055,522)         (6,055,522)         (6,219,910)
                                        -----------       ------------        ------------        ------------

Balances, December 31, 1997           $   1,864,033        189,063,122      $  188,867,102         190,731,135
                                        ===========       ============        ============        ============

See accompanying notes to financial statements.


                                        OWENS MORTGAGE INVESTMENT FUND
                                      (a California limited partnership)

                                           Statements of Cash Flows

                                 Years ended December 31, 1997, 1996 and 1995



                                                                   1997             1996              1995
                                                                   ---------------------------------------

Cash flows from operating activities:
   Net income                                               $    15,420,247        14,758,412       13,491,375
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Gain on sale of real estate by limited partnership        (2,355,075)         (170,724)              --
       Gain on sale of real estate properties                      (278,339)               --               --
       Provision for losses on real estate properties held
         for sale                                                 1,296,000                --          200,000
       Provision for loan losses                                         --           250,000          500,000
       Changes in operating assets and liabilities:
         Interest and other receivables                            (505,624)          (21,339)        (165,464)
         Accrued distributions payable                               32,929            22,299           42,532
         Accounts payable                                            25,076             8,290           16,168
         Due to general partner                                          --          (152,000)        (180,644)
                                                              -------------     -------------    -------------

           Net cash provided by operating activities             13,635,214        14,694,938       13,903,967
                                                              -------------     -------------    -------------

Cash flows from investing activities:
   Investment in loans secured by trust deeds                   (78,449,432)      (51,365,781)     (43,563,067)
   Principal collected on secured and unsecured loans             2,484,071         2,773,553        2,513,912
   Loan payoffs                                                  53,449,102        44,978,479       32,452,735
   Investment in limited partnership                             (4,152,918)       (2,895,261)              --
   Distributions received from limited partnership                7,573,669           462,103               --
   Investment in corporate joint venture                            (67,510)               --               --
   Additions to real estate properties held for sale             (2,061,944)          (96,540)      (2,638,630)
   Disposition of real estate properties held for sale              955,418           441,563          577,395
   Investment in certificates of deposit, net                      (150,000)               --          250,000
                                                              -------------     -------------    -------------

           Net cash used in investing activities                (20,419,544)       (5,701,884)     (10,407,655)
                                                              -------------     -------------    -------------
Cash flows from financing activities:
   Proceeds from sale of partnership units                       17,206,030        16,949,187       15,257,822
   Cash distributions                                            (6,219,910)       (5,946,066)      (5,761,420)
   Capital withdrawals                                          (12,515,336)      (13,665,872)     (10,090,062)
                                                              -------------     -------------    -------------

           Net cash used in financing activities                 (1,529,216)       (2,662,751)        (593,660)
                                                              -------------     -------------    -------------

Net (decease) increase in cash and cash equivalents              (8,313,546)        6,330,303        2,902,652

Cash and cash equivalents at beginning of year                   11,386,661         5,056,358        2,153,706
                                                              -------------     -------------    -------------

Cash and cash equivalents at end of year                    $     3,073,115        11,386,661        5,056,358
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

                        December 31, 1997, 1996 and 1995



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

         The general partners are authorized to offer and sell units in the Partnership up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 189,063,122, 175,303,398 and 163,316,937 at December 31, 1997,
         1996 and 1995, respectively.

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

                In June 1996, the Financial Accounting Standards Board issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Partnership implemented Statement 125 effective January 1, 1997 which did not result in a material impact on the financial statements.

                The Partnership does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

         (c)    Allowance for Loan Losses

                The Partnership maintains an allowance for loan losses equal to $3,500,000 as of December 31, 1997 and 1996. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

                The outstanding balance of all loans delinquent greater than ninety days is $5,236,400 and $11,348,000 as of December 31, 1997 and 1996, respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from the borrower or when the payment of principal or interest is ninety days past due, unless OFG purchases the interest receivable from the Partnership. As of December 31, 1997 and 1996, the aforementioned loans totaling $5,236,400 and $11,348,000 respectively, are classified as non-accrual loans.

                OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs. Purchases of interest receivable and payments made on loans by OFG during 1997 and 1996, but not collected as of December 31, 1997 and 1996, totaled approximately $219,000 and $541,000, respectively. During 1995, OFG purchased the Partnership's receivable related to a shortfall in the discounted payoff of a Partnership loan in the amount of $525,000 and purchased the Partnership's interest in loans in the amount of $377,000.

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

                Certain real estate held for sale acquired by the Partnership is held in a limited partnership and corporate joint venture. The Partnership accounts for its investments in limited partnership and corporate joint venture under the equity method of accounting. The limited partnership and corporate joint venture investment in real estate is carried at the lower of cost or estimated fair value, less estimated costs to sell. The Partnership increases its investment by advances made to the limited partnership and corporate joint venture. Any profit generated from the investment in limited partnership and corporate joint venture is recorded as a gain on sale of real estate.

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

         (h)    Reclassifications

                Certain reclassifications not affecting net income have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

   (3)   Loans Secured by Trust Deeds

         Loans secured by trust deeds as of December 31, 1997 and 1996 are as follows:

                                                                                  1997                1996
                                                                                  ------------------------

              Income-producing properties                                 $    165,201,582         145,999,756
              Single-family residences                                           2,088,606           3,935,546
              Unimproved land                                                    7,424,419           4,213,631
                                                                            --------------      --------------

                                                                          $    174,714,607         154,148,933
                                                                            ==============      ==============
              First mortgages                                                  161,275,350         139,542,698
              Second mortgages                                                  12,744,274          14,006,235
              Third mortgages or all-inclusive deeds of trust                      694,983             600,000
                                                                            --------------      --------------

                                                                          $    174,714,607         154,148,933
                                                                            ==============      ==============

         Scheduled maturities of loans secured by trust deeds as of December 31, 1997 and the interest rate sensitivity of such loans is as follows:

                                                  Fixed             Variable
             Year ending                         interest           interest
            December 31,                           rate               rate                Total

              1998                         $    54,307,183         10,013,453         64,320,636
              1999                              33,863,909          7,418,189         41,282,098
              2000                               1,206,747         26,619,531         27,826,278
              2001                               1,067,671          2,987,933          4,055,604
              2002                               1,486,884         10,692,035         12,178,919
              Thereafter (through 2012)          5,471,874         19,579,198         25,051,072
                                             -------------      -------------      -------------

                                           $    97,404,268         77,310,339        174,714,607
                                             =============      =============      ==============

         Variable rate loans use as indices the one and five year Treasury Constant Maturity Index (5.51% and 5.71%, respectively, as of December 31, 1997), the prime rate (8.50% as of December 31, 1997) and the weighted average cost of funds index for Eleventh District savings institutions (4.96% as of December 31, 1997). Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

         The scheduled maturities for 1998 include approximately $22,295,000 of loans which are past maturity as of December 31, 1997, of which $3,433,482 represents loans for which interest payments are delinquent over 90 days. During the years ended December 31, 1997, 1996 and 1995, the Partnership refinanced loans totaling $6,562,000, $5,400,000 and $19,466,000, respectively, thereby extending the maturity dates of such loans.

         The Partnership's total investment in loans delinquent over 90 days is $5,236,400 and $11,348,000 as of December 31, 1997 and 1996,
         respectively. OFG has purchased the Partnership's receivables for delinquent interest of $87,000, $173,000 and $456,000 related to delinquent loans for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Partnership's investment in delinquent loans as of December 31, 1997 totals approximately $5,236,000, of which $4,428,000 has a specific related allowance for credit losses totaling approximately $2,274,000. There is a non-specific allowance for credit losses of $1,226,000 for the remaining balance of $808,000 and for other current loans. There was no additional allowance for credit losses during the year ended December 31, 1997.

         Interest  income  received  on  impaired  loans  during the years ended
         December 31, 1997, 1996 and 1995 totaled approximately $722,000, $691,000 and $896,000, respectively, $670,000, $518,000 and $440,000 of which was paid by borrowers and $52,000, $173,000 and $456,000 of which related to purchases of interest receivable by OFG, respectively.

         As of December 31, 1997 and 1996, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 67% ($117,352,406) and 69% ($106,403,384), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.

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

         There was no balance on the unsecured loan due from general partner as of December 31, 1997. The balance of the unsecured loan due from the general partner was $488,764 as of December 31, 1996. The loan bore interest at 8% and was due on demand.

    (5)  Real Estate Held for Sale

         Real estate held for sale includes the following components as of December 31, 1997 and 1996:

                                                       1997                1996
                                                       ------------------------

    Real estate properties held for sale         $ 9,699,656           7,743,295
    Investment in limited partnership              3,812,122           4,877,798
    Investment in corporate joint venture            639,363                  --
                                               -------------       -------------

                                             $    14,151,141          12,621,093
                                               =============       =============

     Gain on sale of real estate includes the following components for the years ended December 31, 1997 and 1996:

                                                       1997                1996
                                                       ------------------------

    Gain on sale of real estate properties   $      278,339                  --
    Gain on sale of real estate by limited
           partnership                            2,355,075             170,724
                                              -------------       -------------

                                             $    2,633,414             170,724
                                              =============       =============

         (a)    Real Estate Properties Held for Sale

                Real estate properties held for sale at December 31, 1997 and 1996 consists of the following properties acquired through foreclosure in 1993 through 1997:

                                                                                      1997              1996
                                                                                      ----------------------

                Warehouse, Merced, California, net of valuation allowance of
                    $350,000 as of December 31, 1997 and 1996                    $    650,000          650,000
                Light industrial building, Emeryville, California                          --          919,806
                100%and 70% interest in undeveloped land,  Vallejo,  California, as of December 31, 1997 and 1996,
                    respectively                                                    1,030,566          568,569
                Commercial lot, Sacramento, California, net of valuation
                    allowance of $250,000 as of December 31, 1997 and 1996            299,828          299,828
                Residence and commercial building, Campbell and Milpitas,
                    California                                                             --           42,079
                Commercial property, Sacramento, California                                --          550,000
                Developed land, Los Gatos, California (see note 5(c))                      --          571,853
                Office building and undeveloped land, Monterey, California, net of valuation allowance of $200,000 as of
                    December 31, 1997                                               1,902,855        2,097,810
                Manufactured home subdivision development, Ione, California, net of valuation allowance of $384,000 as of
                    December 31, 1997                                               2,451,286               --
                Commercial storage and office buildings, Oakland, California          444,063               --
                Undeveloped land, Reno, Nevada                                        230,000          230,000
                Manufactured home subdivision development, Sonora,
                    California, net of valuation allowance of $712,000 as of
                    December 31, 1997.                                              1,149,807        1,813,350
                Light industrial building, Paso Robles, California                  1,541,251               --
                                                                                   ----------       ----------

                                                                                 $  9,699,656        7,743,295
                                                                                   ==========       ==========

                The acquisition of these properties resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of $3,279,349, $1,913,000 and $2,501,308 for the years ended December 31, 1997, 1996 and 1995, respectively.

                During 1997, the Partnership sold three properties for a sales price of approximately $1,659,000. On one of the three properties, the Partnership took back a loan secured by a trust deed in the amount of $840,000. During 1996, the Partnership sold three properties for a sales price of approximately $845,000. On one of the three properties, the Partnership took back a loan secured by a trust deed in the amount of $563,125.

    (5)  Real Estate Held for Sale, Continued

                During 1997, the Partnership sold two loans secured by second deeds of trust to OFG for $600,000 (face value). The Partnership subsequently purchased the property (located in Paso Robles, California) securing the loans at the senior lienholders trustee sale for $1,350,000; thus, wiping out OFG's junior deeds of trust. OFG recorded a loss of $600,000 as a result of this transaction.

                In  February   1998,   OFG  purchased  the   manufactured   home
                subdivision development property located in Sonora, California, from the Partnership for $1,152,000.

         (b)    Investment in Limited Partnership

                In 1993, the Partnership foreclosed on a loan in the amount of $600,000 secured by a junior lien on 30 residential lots located in Carmel Valley, California, and in 1994, paid off the senior loan in the amount of $500,000. The Partnership incurred additional costs of $502,798 in 1994 to protect its investment, increasing the carrying value of the lots to $1,602,798. The Partnership began to develop the lots and incurred an additional $671,118 in costs during 1995.

                During 1995, the Partnership entered into a limited partnership, WV-OMIF Partners, L.P. (WV-OMIF Partners) with an unrelated developer/builder, Wood Valley Development, Inc. (Woodvalley), for the purpose of constructing single-family homes on the 30 lots. The Partnership contributed the lots to WV-OMIF Partners in 1996 in exchange for a limited partnership interest. The $671,118 in capitalized costs incurred in 1995 were considered an advance to WV-OMIF Partners pursuant to the limited partnership agreement in 1996 when the lots were contributed. The Partnership provides advances to the WV-OMIF Partners to develop and construct the homes. The Partnership is entitled to receive interest at a rate of prime plus 2% on the advances to WV-OMIF Partners.

                OFG and Woodvalley have the option of purchasing and developing 34 similar lots which are interspersed among the 30 lots being developed by WV-OMIF Partners. WV-OMIF Partners is incurring the infrastructure costs which benefit all 64 lots, including the 34 lots that can be developed by OFG and Woodvalley. OFG and Woodvalley are reimbursing WV-OMIF Partners their pro rata share of the infrastructure costs with the funds received from the sale of the developed homes. As of December 31, 1997, Woodvalley had purchased twenty-eight lots and developed and sold seventeen of them. The remaining six lots as of December 31, 1997 are expected to be purchased during fiscal year 1998. As of December 31, 1997, OFG and Woodvalley had reimbursed $648,069 in development costs to WV-OMIF Partners from the sale of homes. The balance of development costs due by OFG and Woodvalley totals $102,579 as of December 31, 1997.

    (5)  Real Estate Held for Sale, Continued

                During 1997 and 1996, the Partnership advanced an additional $4,152,918 and $2,895,261, respectively, to WV-OMIF Partners for the continued development and construction of the homes. WV-OMIF Partners sold fifteen homes in 1997 for proceeds of $8,011,960 and the net gain allocable to the Partnership was $2,355,075, including interest income of $295,957. WV-OMIF Partners distributed $7,573,669 (including $648,069 in reimbursements from OFG and Woodvalley) to OMIF in 1997. WV-OMIF Partners sold one home in 1996 and distributed $462,103 to OMIF. The Partnership's investment in WV-OMIF Partners totaled $3,812,122 and $4,877,798 as of December 31, 1997 and 1996, respectively.

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

                The WV-OMIF Partners Partnership Agreement states that the Partnership shall take no part in the conduct or control of WV-OMIF Partner's business or in the operation, right or authority to act for WV-OMIF Partners. Thus, the Partnership does not have control of WV-OMIF Partners and accounts for its investment in WV-OMIF Partners under the equity method of accounting.

         (c)    Investment in Corporate Joint Venture

                In 1995, the Partnership foreclosed on a loan in the amount of $571,853 secured by a senior lien on a commercial parcel of land located in Los Gatos, California. During 1997, the Partnership contributed the land into 720 University, LLC (the Company), a corporate joint venture formed between the Partnership and BGC Properties, LLC (BGC). The purpose of the Company is to develop, construct and operate a commercial office building or R&D facility on the land to be held for investment and eventual sale. The Partnership may provide loans to the Company to develop and construct the building or the Partnership will obtain loans from third parties for such purposes. The Partnership is entitled to receive interest at a rate of prime plus 2% on the loans it makes to the Company.

                During 1997, the Partnership capitalized $56,889 in costs prior to the property being contributed to the Company and advanced $10,621 to the Company for development. The total investment in the corporate joint venture totals $639,363 as of December 31, 1997.

                The net cash flows from the operations of the Company are to be distributed in accordance with the following priorities: 1) 70% to the Partnership and 30% to BGC until the sum of all current and prior distributions of net cash flows equals the members' priority return on capital as of the end of the calendar quarter immediately preceding distribution; and 2) thereafter, 70% to the Partnership and 30% to BGC.

                The distribution upon dissolution shall be made in accordance with the following priorities: 1) to third parties to pay all debts; 2) to the members to pay all debts; 3) to the members in accordance with and to the extent of their respective positive capital account balances; 4) 70% to the Partnership and 30% to BGC.

                The Company is considered a corporate joint venture, and, thus, the Partnership accounts for its investment in the Company under the equity method of accounting.

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

                The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $10,077,144, $8,975,209 and $8,395,180 for the years ended December 31, 1997,
                1996 and 1995, respectively. Reinvested distributions are not shown as partners' distributions or sales of partnership units in the accompanying statements of partners' capital.

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

See accompanying notes to financial statements.

    (6)  Partners' Capital, Continued

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

         (c)    Promotional Interest of General Partners

                The general partners contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners' contributions. This promotional interest of the general partners of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the general partners' capital account as additional compensation. As of December 31, 1997, the general partners had made cash capital contributions of $957,164 to the Partnership. The general partners are required to continue cash capital contributions to the Partnership in order to maintain their required capital balance.

                The promotional interest expense charged to the Partnership was $70,747, $57,395 and $69,255 for the years ended December 31, 1997, 1996 and 1995, respectively.

    (7)  Contingency Reserves

         In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain cash as contingency reserves (as defined) in an aggregate amount of at least 1-1/2% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $957,164 at December 31, 1997), up to a maximum of 1/2 of 1% of the limited partners' capital contributions, will be available as an additional contingency reserve, if necessary.

         The contingency reserves required at December 31, 1997 and 1996 were approximately $3,829,000 and $3,400,000, respectively. Certificates of deposit and certain cash equivalents as of the same dates were accordingly maintained as reserves.

    (8)  Income Taxes

         The net difference between partners' capital per the Partnership's federal income tax return and these financial statements is comprised of the following components:

                                                                                  1997                1996
                                                                                  ------------------------

              Partners' capital per financial statements                  $    190,731,135         176,840,104
              Accrued interest income                                           (1,773,608)         (1,321,493)
              Allowance for loan losses                                          3,500,000           3,500,000
              Valuation allowance - real estate held for sale                    1,896,000             600,000
              Accrued distributions                                                544,385             511,456
                                                                            --------------      --------------

              Partners' capital per federal income tax return             $    194,897,912         180,130,067
                                                                            ==============      ==============

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

         Interest income on loans secured by trust deeds is collected by OFG and is remitted monthly to the Partnership, net of servicing fees earned by OFG. Interest receivable from OFG amounted to $1,773,608 and $1,321,493 at December 31, 1997 and 1996, respectively.

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months is equal to or less than the stated limits. Management fees amounted to approximately $3,879,000, $867,000 and $1,432,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in the accompanying statements of income. Service fee payments to OFG approximated $421,000, $384,000 and $371,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and are included in the accompanying statements of income.

         OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $409,000, $241,000 and $152,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         OFG originates all loans the Partnership invests in and receives an investment evaluation fee payable from payments made by borrowers. Such fees earned by OFG amounted to approximately $2,994,000, $1,930,000 and $1,865,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         During the year ended December 31, 1997, OFG purchased three loans secured by trust deeds from OMIF at face values in the total amount of $613,000 for cash of $340,000 and assumption of a loan in the amount of $273,000. OFG then foreclosed on the loans and sold one of the properties during 1997 for a gain of approximately $42,000.

         Included in loans secured by trust deeds at December 31, 1997 and 1996 are notes totaling $2,215,549 and $1,942,332, respectively, which are secured by properties owned by OFG. The loans bear interest at 8% per annum and are due on demand. The Partnership received interest income of $188,044, $72,427 and $131,482 during the years ended December 31, 1997, 1996 and 1995, respectively, from OFG under loans secured by trust deeds and the unsecured loan due from OFG.

   (10)  Net Income Per Limited Partner Unit

         Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the year, which was 186,954,376, 172,364,058 and 160,636,164 for the years ended
         December 31, 1997, 1996 and 1995, respectively.

   (11)  Fair Value of Financial Instruments

         The Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value for certain of the Partnership's assets. The following methods and assumptions were used to estimate the value of the financial instruments included in the following categories:

         (a)    Cash and Cash Equivalents and Certificates of Deposit

                The carrying amount approximates fair value because of the relatively short maturity of these instruments.

         (b)    Loans Secured by Trust Deeds

                The carrying value of these instruments of $174,714,607 approximates the fair value as of December 31, 1997. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $3,500,000 at December 31, 1997 should also be considered in evaluating the fair value of loans secured by trust deeds.

ltem 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure There were no changes in or disagreements on any items dealing with accounting or financial disclosure with the accountants during the fiscal year.

                                                     Part IIl

Item 10.  Directors and Executive Officers of the Registrant
          The following information is provided about the General Partners of the Partnership, who are responsible for the management of the Partnership. The General Partners of the Partnership are David Adler, David K. Machado, Milton N. Owens, William C. Owens and Owens Financial Group, Inc., a California
Corporation,  the Corporate  General Partner.  The General  Partners'  principal place of business is located at 2221 Olympic Blvd., Walnut Creek, CA 94595. Their telephone number is (925) 935-3840.
         The Corporate General Partner manages and controls the affairs of the Partnership and has general responsibility and final authority in all matters affecting the Partnership's business. Such duties include dealings with Limited Partners, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management duties. The Corporate General Partner may also, at its sole discretion and subject to change at any time, (1) advance its own funds to the Partnership or to any senior lienholder to cover delinquent interest or principal payments on mortgage loans held by the Partnership, (2) advance its own funds to cover any other costs associated with delinquent loans held by the Partnership including, but not limited to, property taxes, insurance and legal expense or (3) purchase such defaulted loans at their book value from the Partnership. See "Business-Delinquencies". In order to assure that the Limited Partners will not have personal liability as General Partners, Limited Partners have no right to participate in the management or control of the Partnership's business or affairs other than to exercise the limited voting rights provided for in the Partnership Agreement. The Corporate General Partner has primary responsibility for the initial selection, evaluation and negotiation of mortgage investments for the Partnership. The Corporate General Partner provides all executive, supervisory and certain administrative services for the Partnership's operations, including servicing the mortgage loans made by the Partnership.
         The books and records of the Partnership are maintained by the Corporate General Partner, subject to audit by independent certified public accountants. Purchasers of Units will have no right to participate in the management of the Partnership, and it is not intended that there will be meetings of Limited Partners.
         David Adler, Milton N. Owens, William C. Owens and David K. Machado are the four individual General Partners of the Partnership. The individual General Partners, with the exception of David K. Machado, are also officers and directors of the Corporate General Partner. The individual General Partners have a net worth ranging from $2,000,000 to over $5,000,000, and the Corporate General Partner has a net worth of approximately $10,300,000 as of December 31, 1997. There is set forth below certain information about the General Partners and other employees of the Corporate General Partner that are actively involved in the administration and investment activity of the Partnership.
         David Adler, General Partner, age 76, became Vice Chairman of the Corporate General Partner in April 1996. From 1981 to April 1996, he served as President and Chief Executive Officer of the Corporate General Partner, and from 1966 to 1981, served as its Executive Vice President. He has had extensive experience in real estate financing and partnership management.
          Mr. Adler is a former director of Fairmont Foods Company, and for many years was Chairman of its Executive Committee. He also served on the Northern California Advisory Board of Union Bank. As a Presidential appointee, he was a member of the Postmaster Selection Committee under Postmaster General Winston Blount. Mr. Adler continues to be active in various civic and philanthropic enterprises.
         David K. Machado, General Partner, age 55, is a licensed real estate broker with extensive experience as a loan officer. He was a loan officer with Mason-McDuffie Investment Company from 1970 to 1975 and with American Savings & Loan Association from 1975 to 1980. Mr. Machado joined the Corporate General Partner in 1980 and served as its Vice President and Manager in charge of corporate loan production until May 1989. He has served as a loan officer with Owens Financial Group, Inc. since December 1, 1989.
          Milton N. Owens, General Partner, age 86, is a licensed real estate broker and has been Chairman of the Board of the Corporate General Partner since October 1981. Mr. Owens is a member of the American Institute of Real Estate Appraisers (MAI) and holds other professional designations. Mr. Owens has conducted real estate appraisal courses at the University of California,
Berkeley. Prior to his formation of Owens Mortgage Company, Mr. Owens was employed with the mortgage loan division of the Travelers Insurance Company from 1936 to 1951. Mr. Owens is the father of William C. Owens, also a General Partner of the Partnership.
         William C. Owens, General Partner, age 47, has been President of the Corporate General Partner since April 1996. From 1989 until April 1996, he served as a Senior Vice President of the Corporate General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development.
          As  President  of  the  Corporate  General  Partner,   Mr.  Owens  has
responsibility for the overall activities and operations of the Corporate General Partner, including corporate investment, operating policy and planning. In addition, he has had responsibility for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corp., a subsidiary of the Corporate General Partner. Mr. Owens is a licensed real estate broker, and is the son of Milton Owens, also a General Partner of the Partnership.
          Bryan H. Draper, age 40, has been Controller and Chief Financial Officer of Owens Financial Group, Inc. since December 1987. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, regulatory agency filings, and tax matters for the Partnership, the Corporate General Partner, and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.
         William E. Dutra, age 36, is a member of the Loan Committee of the Corporate General Partner and has been an employee of the Corporate General Partner since February 1986. As a Vice President in charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.
         Andrew J. Navone, age 41, is a member of the Loan Committee of the Corporate General Partner and has been an employee of the Corporate General Partner since August 1985. As a Vice President, Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.
         None of the General Partners of the Partnership or the officers of the Corporate General Partner are involved in legal proceedings outside of the normal course of business.
         Owens Financial Group, Inc., incorporated in 1981 is the Corporate General Partner of the Partnership. Its predecessor, Owens Mortgage Company, was formed in 1951 by Milton N. Owens for the purpose of arranging and servicing real estate loans secured by deeds of trust on California real estate for private and institutional lenders. Except for a brief period from 1961-1963 when the servicing portfolio and six branch offices were sold to Palomar Mortgage Company, Milton N. Owens controlled the operations of Owens Mortgage Company. Presently, the Corporate General Partner is servicing approximately $219,000,000 of company-originated and purchased loans for the Partnership, private individuals, corporate pension plans, IRA and individual pension accounts, and institutional investors. Owens Financial Group, Inc. also serves as loan originator for the Partnership.

Summary of Management Responsibilities
      The duties, responsibilities and services of the General Partners, include marketing the Units, mortgage investments, portfolio management, and the management and disposition of Partnership properties.

Item 11.  Executive Compensation
         The Partnership does not pay any compensation to any persons other than the Corporate General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, SAR's, securities, or any other direct or indirect form of compensation other than the managment and promotional fees permitted under the Amended and Restated Limited Partnership Agreement.
         The following table summarizes the forms and amounts of compensation paid to the General Partners or their affiliates for the year ended December 31, 1997. Such fees were established by the General Partners and were not determined by arms-length negotiation.

                                  Year Ended December 31, 1997
                                                                        Maximum
Form of Compensation                          Actual                   Allowable

                                       Paid by Partnership

Management Fees..............             $   3,879,000           $    4,614,000
Promotional Interest.........                    71,000                   71,000
                                           ------------             ------------
Subtotal.....................             $   3,950,000           $    4,685,000
                                              ---------                ---------

Reimbursement of Other Expenses       $          57,000                   57,000
                                           ------------               ----------
  Total......................             $   4,007,000           $    4,742,000
                                              =========                =========

                                        Paid by Borrowers

Investment Evaluation Fees...            $    2,994,000           $    2,994,000
Servicing Fees ..............                   421,000                  421,000
Late Payment Charges.........                   409,000                  409,000
                                             ----------               ----------
  Total......................            $    3,824,000           $    3,824,000
                                              =========                =========



Item 12.  Security Ownership of Certain Beneficial Owners and Management.
         No person or entity owns beneficially more than 5% of the ownership interest in the Partnership. The following table sets forth the beneficial ownership interests in the Partnership as of December 31, 1997, by (i) each General Partner of the Partnership, and (ii) all General Partners as a group.


                                                                                       Amount of
Title of                                                                              Beneficial       Percent
 Class        Name and Address                                                      Ownership(1)      of Class

Units         David Adler, P.O. Box 2308, Walnut Creek, CA 94595                  $      807,656          .41%
              David K. Machado, P.O. Box 2308, Walnut Creek, CA 94595                    145,381          .07%
              Milton N. Owens, P.O. Box 2308, Walnut Creek, CA 94595                     148,836          .08%
              William C. Owens, P.O. Box 2308, Walnut Creek, CA 94595                      3,853          .00%
              Owens Financial Group, Inc., P.O. Box 2308, Walnut Creek,
                CA 94595(2)                                                            2,313,520         1.18%
                                                                                       ---------         -----
              All General Partners as a group (5 persons)                          $   3,419,246         1.74%
                                                                                       =========         =====


-----------

(1) All interests are subject to the named person's sole voting and investment power.

(2) The ownership of the Corporate General Partner is held as follows: 33.33% by Milton N. Owens, 20.83% each by David Adler and William C. Owens, 8.33% by Bryan
H. Draper, 6.67% each by William E. Dutra and Andrew J.
Navone, and an aggregate of 3.34% by two unrelated individuals.


Item 13.  Certain Relationships and Related Transactions
Transactions with Management and others.

Management Fee.
          The Corporate General Partner manages all aspects of the Partnership. The Corporate General Partner receives a fee for such services in an amount of up to 2 3/4% per annum of the book value of mortgages loans invested in by the Partnership. The amount of management fees paid to the Corporate General Partner for the year ended December 31, 1997 was $3,879,000.

Promotional Interest.
         The Corporate General Partner is required to maintain an ongoing interest in the Partnership equal to 1 percent of the Limited Partners'
interests. To achieve this, the Corporate General Partner makes monthly cash contributions equal to one-half of this obligation. The other half of the obligation is funded through a promotional interest expense allocated to the Partnership on a monthly basis. During 1997, the Partnership incurred promotional interest costs of $71,000 which increased the Corporate General Partners interest in the Partnership in the same amount.
         See also Item 12 for a discussion of the interest in the Coroporate General Partner held by each individual General Partner.

Part IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                   Form 10-K Pg.
(a)(1)   List of Financial Statements:
         Report of Independent Auditors...............................p. 32
         Balance Sheets - December 31, 1997 and 1996..................p. 33
         Statements of Income for the years ended
December 31, 1997, 1996 and 1995......................................p. 34
         Statements of Partners Capital for the
years ended December 31, 1997, 1996 and 1995..........................p. 35
Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995................................p. 36
         Notes to Financial Statements................................pp. 37-49

(2)      Schedule IV - Mortgage Loans on Real Estate..................pp. 57-59

(3)      Exhibits:
             3. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed March 31, 1998.

             10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B To Prospectus filed with Registration Statement 33-81896 filed March 31, 1998.

(b)      Reports on Form 8-K - None

(c)      Exhibits:
             3. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 33-81896 filed March 31, 1998.

             10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Prospectus filed with Registration Statement 33-81896 filed March 31, 1998.

 (d)     Schedules:
             Schedule IV - Mortgage Loans on Real Estate



                                          OWENS MORTGAGE INVESTMENT FUND
                                   SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE


                                                                                                        Principal
                                                                                                     Amount of Loans
                                                                                                        Subject to
            Description                                           Final                Carrying         Delinquent
                                       Interest Rate          Maturity date           Amount of        Principal or
                                                                                      Mortgages
                                                                                                        Interest


TYPE OF LOAN
Income Producing................          6.875-14.50%  Current to May, 2015           $165,201,582        $4,250,200
Single Family Residence.........           8.00-13.00%  Current to Jun., 2001             2,088,606           184,000
Land                                       8.75-14.00%  Current to Aug., 2002             7,424,419           802,200
                                                                                       ------------        ----------
           TOTAL                                                                       $174,714,607        $5,236,400
                                                                                       ============        ==========


AMOUNT OF LOAN
$0-250,000......................          6.875-14.50%  Current to Aug., 2005            $7,966,754      $    267,862
$250,001-500,000................           7.75-14.00%  Current to Aug., 2010            15,112,207         1,194,973
$500,001-1,000,000..............           7.50-14.00%  Current to Apr., 2012            33,908,080         2,331,818
Over $1,000,000.................           7.50-12.75%  Current to May, 2015            117,727,566         1,441,747
                                                                                       ------------        ----------
           TOTAL                                                                       $174,714,607        $5,236,400
                                                                                       ============        ==========


POSITION OF LOAN
First                                     6.875-14.50%  Current to May, 2015           $161,275,350        $5,232,400
Second .........................          10.00-13.50%  Current to Dec., 2004            12,744,274             4,000
Third or all-inclusive
 deeds of trust.................          10.00-11.00%  Current to Apr., 2000               694,983                 0
                                                                                        -----------        ----------
Totals                                                                                 $174,714,607        $5,236,400
                                                                                        ===========        ==========

--------------
NOTE 1: All loans are acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the Corporate General Partner.

NOTE 2:    Balance at beginning of period (1/1/95)..................................................$145,050,213
      Additions during period
      New mortgage loans.........................................................................     63,029,067
      Subtotal.......................................................................................208,079,280
      Deductions during period
      Collection of principal.........................................................................53,325,024
      Foreclosures.....................................................................................2,501,308
      Conversion to Unsecured Loan to Corporate General Partner...................................       902,357
      Balance at end of period (12/31/95)...........................................................$151,350,591

Balance at beginning of period (1/1/96).............................................................$151,350,591
      Additions during period
      New mortgage loans..............................................................................51,365,781
      Loan carried back on sale of real estate..................................................         563,125
      Subtotal.......................................................................................203,279,497
      Deductions during period
      Collection of principal.........................................................................46,976,563
      Foreclosures.....................................................................................1,913,000
      Conversion to Unsecured Loan to Corporate General Partner................................          241,000
      Balance at end of period (12/31/96)...........................................................$154,148,934

Balance at beginning of period (1/1/97).............................................................$154,148,934
      Additions during period
      New mortgage loans..............................................................................78,449,432
      Loan carried back on sale of real estate...................................................        840,000
      Subtotal.......................................................................................233,438,366
      Deductions during period
      Collection of principal.........................................................................55,444,410
      Foreclosures...............................................................................      3,279,349
      Balance at end of period (12/31/97)...........................................................$174,714,607

During the years ended December 31, 1997, 1996 and 1995, the Partnership refinanced loans totaling $6,562,000, $5,400,000 and $19,466,000, respectively, thereby extending the maturity date.

During 1997, the Partnership sold five loans to the Corporate General Partner at face values in the total amount of $1,213,000 comprised of cash of $940,000 and an assumption of a loan in the amount of $273,000.

--------------
NOTE 3: Included in the above loans are the  following  loans which exceed
           3% of the total loans as of December 31, 1997. There are no other loans which exceed 3% of the total loans as of December 31, 1997:

                                                                                                                        Principal
                                                                                                                        Amount of
                                                                                                                          Loans
                                                                                                                        Subject to
                                         Final        Periodic                                Face       Carrying       Delinquent
                            Interest   Maturity       Payment                    Prior     Amount of    Amount of        Principal
       Description           Rate        Date          Terms                    Liens      Mortgages    Mortgages       or Interest
       -----------         --------   ---------  ------------------------     ---------    ---------   ----------       -----------


Commercial Retail Center,   10.0%      7/27/04    Interest only,                 None     $5,344,002   $5,344,002         $0
So. Lake Tahoe, CA.....                           balance due at
                                                  maturity


Condominium Development     12.75%     6/1/99     Fixed amount of                None     $5,340,739   $5,340,739         $0
Incline Village, NV....                           interest accrued
                                                  until August, 1998,
                                                  then  interest   only,
                                                  balance due at maturity


Office Building             10.75%     4/10/2000  Interest only,                 None     $6,636,587   $6,636,587         $0
San Francisco, CA                                 balance due at
                                                  maturity


Office Building             10.50%     8/26/2000  Interest only,                 None     $7,637,892   $7,637,892         $0
San Francisco, CA                                 balance due at
                                                  maturity


---------------
NOTE 4: All amounts reported in this Schedule IV represent the aggregate cost for Federal income tax purposes.

NOTE 5: There are no write-downs or reserves on any of the individual loans listed under Note 3 above.

                                                     SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 30, 1998                      OWENS MORTGAGE INVESTMENT FUND,
                                            a California Limited Partnership

                                            By:  Owens Financial Group, Inc.
                                                 a General Partner


Dated:  March 30, 1998                         By: /s/David Adler
                                                      David Adler, Director


Dated:  March 30, 1998                         By: /s/Bryan H. Draper
                                                      Bryan H. Draper, Director


Dated:  March 30, 1998                         By: /s/William C. Owens
                                                      William C. Owens