Form 10-QT/A
period 1998-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 1998-05-15
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1998

                         Commission file number O-17248


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership
             (Exact Name of Registrant as specified In Its charter)


             California                                        68-0023931
    (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                          Identification No.)


       2221 Olympic Boulevard
      Walnut Creek, California                                    94595
(Address of principal executive office)                         (Zip Code)

   Registrant's Telephone number,
         including area code                                  (925) 935-3840



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


Item 1. Financial Statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

             BALANCE SHEETS -- MARCH 31, 1998 AND DECEMBER 31, 1997


                                                March 31             December 31
                                                  1998                  1997

                                     ASSETS
Cash and cash equivalents (Note 2)             $  13,025,018      $   3,073,115
Certificates of Deposit (Note 2)                   1,000,000          1,000,000
Loans secured by trust deeds (Notes 2 and 3)     173,623,270        174,714,607
less:  Allowance for loan losses (Note 2)         (3,500,000)        (3,500,000)
Real estate held for sale (Note 4)                11,377,231         14,151,141
Interest receivable                                2,026,153          1,883,435
Other assets                                          59,074            112,583
                                                 -----------        -----------
Total Assets                                    $197,610,746       $191,434,881
                                                 ===========        ===========


                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accrued distributions payable                   $    529,194       $    544,385
Accounts payable and accrued liabilities             570,293            159,361
                                                  ----------         ----------

Total Liabilities                                  1,099,487            703,746
                                                  ----------         ----------

PARTNERS' CAPITAL:
General partners (Note 5)                          1,922,738          1,864,033
Limited partners (Note 5)                        194,588,521        188,867,102
                                                 -----------        -----------
Total Partners' Capital                          196,511,259        190,731,135
                                                 -----------        -----------
Total Liabilities and Partners' Capital         $197,610,746       $191,434,881
                                                 ===========        ===========

                     The accompanying notes are an integral
                             part of these financial
                                   statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                           FOR THE THREE MONTHS ENDED
                                                                         March 31              March 31
                                                                           1998                  1997
                                                                           ----                  ----
  REVENUES:
     Interest income on loans secured by trust deeds                   $   4,707,266         $   4,342,168
     Gain on sale of real estate (Note 4)                                  1,042,704             1,096,353
     Other interest income                                                   112,841               151,185
                                                                        ------------          ------------
     Total revenues                                                    $   5,862,811         $   5,589,706
                                                                         -----------           -----------

OPERATING EXPENSES:
     Management Fees paid to General Partner (Note 7)                 $      486,171         $   1,299,458
     Servicing Fees paid to General Partner (Note 7)                         107,641               120,238
     Promotional interest (Note 5)                                            23,969                22,974
     Administrative                                                           14,129                14,129
     Legal and accounting                                                     55,786                40,412
     Real Estate Owned operations, net                                        49,973                23,356
     Other                                                                     3,435                   230
                                                                      --------------       ---------------
     Total operating expenses                                         $      741,104         $   1,520,797
                                                                        ------------           -----------
     Net income                                                        $   5,121,707         $   4,068,909
                                                                         ===========           ===========

     Net income allocated to general partner                         $        50,710       $        40,286
                                                                       =============         =============

Net income allocated to limited partners                               $   5,070,997         $   4,028,623
                                                                         ===========           ===========

Net income per limited partnership unit (Note 8)                               $.026                 $.022
                                                                                ====                  ====

                 The accompanying notes are an integral part of
                          these financial statements.




                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnersbip)

                            STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1998 and 1997

                                                                              March 31                March 31
                                                                                1998                    1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $    5,121,707          $    4,068,909

Adjustments to reconcile net income
      to net cash provided by operating activities
     Gain on sale of real estate by limited partnership                       (1,017,831)                      -
     Loss on sale of real estate property                                          2,701                       -
     Increase in interest receivable                                            (142,718)               (168,109)
     Decrease in accrued distribution payable                                    (15,191)                 (8,048)
     Increase in accounts payable and accrued liabilities                        410,932                 128,350
     Decrease in other assets                                                     53,509                       0
     Increase in deferred income                                                       -                 162,820
     Increase in other liabilities                                                     -                  25,268
                                                                              ----------              ----------
     Total adjustment                                                           (708,598)                140,281
                                                                              ----------              ----------
       Net cash provided by operating activities                               4,413,109               4,209,190
                                                                              ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by  trust deeds                               (8,164,033)            (16,697,126)
     Principal collected                                                         488,794                 534,850
     Loan payoffs                                                              9,863,394              10,072,287
     Investment in real estate                                                   (19,127)                933,268
     Investment in limited partnership                                          (838,419)               (693,362)
     Distribution received from limited partnership                            3,575,910               2,139,564
     Investment in corporate joint venture                                       (26,142)                      -
     Investments in Certificates of Deposit (net)                                      0                (150,000)
                                                                              ----------              ----------
       Net cash provided by (used in) investing activities                     4,880,377              (3,860,519)
                                                                              ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership Units                                   5,509,894               5,023,868
     Cash distributions                                                       (1,575,916)             (1,526,796)
     Capital withdrawals                                                      (3,275,561)             (2,872,551)
                                                                              ----------              ----------
       Net cash provided by financing activities                                 658,417                 624,521
                                                                              ----------              ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  9,951,903                 973,192
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          3,073,115              11,386,661
                                                                              ----------              ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                             $ 13,025,018            $ 12,359,853
                                                                              ==========              ==========

                 The accompanying notes are an integral part of
                          these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998



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

         The general partners are authorized to offer and sell units in the Partnership up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 194,784,543 and 189,063,122, at March 31, 1998 and December 31,
         1997, respectively.

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

                In accordance with the Financial Accounting Standards Board's Statement No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. Under Statement No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. Statement No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 118 clarifies interest income recognition and disclosure provisions of Statement No. 114. The adoption of these statements did not have a material effect on the financial statements of the Partnership.

                The Partnership does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

         (c)    Allowance for Loan Losses

                The Partnership maintains an allowance for loan losses equal to $3,500,000 as of March 31, 1998 and December 31, 1997.
                Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

                The outstanding balance of all loans delinquent greater than ninety days is $11,579,000 and $5,236,000 and as of March 31, 1998 and December 31, 1997, respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from the borrower or when the payment of principal or interest is ninety days past due, unless OFG purchases the interest receivable from the Partnership. As of March 31, 1998 and December 31, 1997, the aforementioned loans totaling $11,579,000 and $5,236,000, respectively, are classified as non-accrual loans.

                OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs. Purchases of interest receivable and payments made on loans by OFG during the three months ended March 31, 1998 and the year ended December 31, 1997 but not collected as of March 31, 1998 and December 31, 1997, respectively, totaled approximately $ 23,000 and $219,000, respectively.

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

                In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of", the Partnership periodically compares the carrying value of real estate held for sale to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate held for sale made for the quarter ended March 31, 1998 and 1997.

         (g)    Income Taxes

                No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

   (3)   Loans Secured by Trust Deeds

         Loans secured by trust deeds as of March 31, 1998 and December 31, 1997 are as follows:

                                                                                March 31            December 31
                                                                                 1998                  1997
                                                                                 ----                  ----

              Income-producing properties                                   $  163,441,519      $  165,201,582
              Single-family residences                                           2,087,879           2,088,606
              Unimproved land                                                    8,093,872           7,424,419
                                                                             -------------       -------------

                                                                            $  173,623,270       $ 174,714,607
                                                                               ===========         ===========


              First mortgages                                               $  158,664,190         161,275,350
              Second mortgages                                                  14,272,485          12,744,274
              Third mortgages or all-inclusive deeds of trust                      686,595             694,983
                                                                             -------------       -------------

                                                                            $  173,623,270      $  174,714,607
                                                                               ===========        ============

         Scheduled maturities of loans secured by trust deeds as of March 31, 1998 and the interest rate sensitivity of such loans is as follows:

                                                   Fixed             Variable
             Year ending                          interest           interest
            December 31,                           rate                rate              Total

              1998                           $  48,160,493          9,986,504         58,146,997
              1999                              35,664,254          8,754,923         44,419,177
              2000                               1,424,345         25,595,700         27,020,045
              2001                               1,062,916          2,964,577          4,027,493
              2002                               1,823,218         10,937,238         12,760,456
              Thereafter (through 2012)          6,503,411         20,745,691         27,249,102
                                             -------------      -------------      -------------

                                             $  94,638,637         78,984,633        173,623,270
                                             =============      =============      ==============

         Variable rate loans use as indices the one and five year Treasury Constant Maturity Index (5.39% and 5.62%, respectively, as of March 31,
         1998), the prime rate (8.50% as of March 31, 1998) and the weighted average cost of funds index for Eleventh District savings institutions (4.917% as of March 31, 1998). Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

         The scheduled maturities for 1998 include approximately $26,036,000 of loans which are past maturity as of March 31, 1998, of which $9,751,000 represents loans for which interest payments are delinquent over 90 days. During the three months ended March 31, 1998 and the year ended December 31, 1997, the Partnership refinanced loans totaling $325,000 and $2,741,000, respectively, thereby extending the maturity dates of such loans.

    (3)  Loans Secured by Trust Deeds, Continued

         The Partnership's total investment in loans delinquent over 90 days is $11,579,000 and $5,236,000 as of March 31, 1998 and December 31, 1997,
         respectively. OFG has purchased the Partnership's receivables for delinquent interest of $23,000 and $18,000, related to delinquent loans for the three months ended March 31, 1998 and the year ended December 31, 1997, respectively.

         The Partnership's investment in delinquent loans as of March 31, 1998 totals approximately $11,579,000, of which $3,596,000 has a specific related allowance for credit losses totaling approximately $1,683,000. There is a non-specific allowance for credit losses of $1,817,000 for the remaining balance of $7,983,000 and for other current loans. There was no additional allowance for credit losses during the three months ended March 31, 1998.

         Interest income received on impaired loans during the three months ended March 31, 1998 and the year ended December 31, 1997, totaled approximately $194,000 and $722,000, respectively, $194,000 and $670,000 of which was paid by borrowers and $0 and $52,000 of which related to purchases of interest receivable by OFG, respectively.

         As of March 31, 1998 and December 31, 1997, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 60% ($104,360,000) and 67% ($117,352,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust in real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.

4)Real Estate Held for Sale

     Real estate held for sale includes the following components as of March 31, 1998 and December 31, 1997:
                                                     March 31        December 31
                                                      1998              1997
                                                      ----             ----

     Real estate properties held for sale       $   8,619,244       $  9,699,656
     Investment in limited partnership              2,092,482          3,812,122
     Investment in corporate joint venture            665,505            639,363
                                                  -----------        -----------

                                                $  11,377,231         14,151,141
                                                  ===========        ===========

         Gain on sale of real estate includes the following components for the years ended March 31, 1998 and 1997:

                                                                        March 31           March 31
                                                                          1998               1997

     Gain on sale of real estate properties                       $       24,873              75,766
     Gain on sale of real estate by limited partnership                1,017,831           1,020,587
                                                                      ----------         -----------

                                                                   $   1,042,704           1,096,353
                                                                      ==========         ===========

         (a)    Real Estate Properties Held for Sale

                  Real  estate  properties  held for sale at March 31,  1998 and
                December 31, 1997 consists of the following properties acquired through foreclosure in 1993 through 1998:

                                                                                                March 31        December 31
                                                                                                 1998              1997
                Warehouse, Merced, California, net of valuation allowance of $350,000         $    650,000        650,000
                Undeveloped land, Vallejo, California                                            1,039,116      1,030,566
                Commercial lot, Sacramento, California, net of valuation
                  allowance of $250,000                                                            299,828        299,828
                Office building and undeveloped land, Monterey, California,
                  net of valuation allowance of $200,000                                         1,902,548      1,902,855
                Manufactured home subdivision development, Ione, California,
                  net of valuation allowance of $384,000                                         2,469,059      2,451,286
                Commercial storage and office buildings, Oakland, California                       444,466        444,063
                Undeveloped land, Reno, Nevada                                                     215,000        230,000
                Manufactured home subdivision development, Sonora,
                  California, net of valuation allowance of $712,000 as
                  of December 31, 1997                                                             ---          1,149,807
                Light industrial building, Paso Robles, California                               1,546,042      1,541,251
                22% interest in 6-unit residential building, Oakland,
                  California                                                                      53,185            ---
                                                                                                -----------    ----------

                                                                                               $ 8,619,244      9,699,656
                                                                                                 =========      =========

                The acquisition of certain of these properties resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of $53,185 and $3,279,349 for the three months ended March 31, 1998 and the year ended December 31, 1997, respectively.

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

                In February 1998, OFG purchased the manufactured home subdivision development property located in Sonora, California, from the Partnership for $1,150,000. The Partnership carried back a loan secured by a trust deed for the full purchase price.

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

                OFG and Woodvalley have the option of purchasing and developing 34 similar lots which are interspersed among the 30 lots being developed by WV-OMIF Partners. WV-OMIF Partners is incurring the infrastructure costs which benefit all 64 lots, including the 34 lots that can be developed by OFG and Woodvalley. OFG and Woodvalley are reimbursing WV-OMIF Partners their pro rata share of the infrastructure costs with the funds received from the sale of the developed homes. As of March 31, 1998, Woodvalley had purchased thirty-one lots and developed and sold eighteen of them. The remaining three lots as of March 31, 1998 were purchased in April, 1998. As of March 31, 1998, OFG and Woodvalley had reimbursed $667,213 in development costs to WV-OMIF Partners from the sale of homes. The balance of development costs due by OFG and Woodvalley totals $83,461 as of March 31, 1998.

                During 1997 and 1996, the Partnership advanced an additional $4,152,918 and $2,895,261, respectively, to WV-OMIF Partners for the continued development and construction of the homes. During the three months ended March 31, 1998, the Partnership advanced an additional $838,419 to WV-OMIF. WV-OMIF sold eight homes during the three months ended March 31, 1998 for proceeds of $4,023,753, and the net gain allocable to the Partnership was $1,017,831, including interest income of $121,962. WV-OMIF Partners distributed $3,605,646 (including $19,116 in reimbursements from OFG and Woodvalley) to OMIF during the quarter ended March 31, 1998. WV-OMIF Partners sold fifteen homes in 1997 for proceeds of $8,011,960 and the net gain allocable to the Partnership was $2,355,075, plus interest income of $295,957. WV-OMIF Partners distributed $7,573,669 (including $648,069 in reimbursements from OFG and Woodvalley) to OMIF in 1997. WV-OMIF Partners sold one home in 1996 and distributed $462,103 to OMIF. The Partnership's investment in WV-OMIF Partners totaled $2,092,482 and $3,812,122 as of March 31, 1998 and December 31, 1997, respectively.

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

                During 1997, the Partnership capitalized $56,889 in costs prior to the property being contributed to the Company and advanced $10,621 to the Company for development. During the three months ended March 31, 1998, the Partnership advanced an additional $26,141 to the Company for development. The total investment in the corporate joint venture totals $665,505 and $639,363 as of March 31, 1998 and December 31, 1997, repectively.

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

    (5)  Partners' Capital

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

                Distributions are made monthly to the limited partners in proportion to their respective units as of the last day of the preceding calendar month. Accrued distributions payable represent amounts to be paid in January and April, 1998 based on their capital balances as of December 31, 1997 and March 31, 1998, respectively.

                The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $2,614,765 and $10,077,144 for the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. Reinvested distributions are not shown as partners' distributions or sales of partnership units in the accompanying statements of partners' capital.

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

         (c)    Promotional Interest of General Partners

                The general partners contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners' contributions. This promotional interest of the general partners of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the general partners' capital account as additional compensation. As of March 31, 1998, the general partners had made cash capital contributions of $981,634 to the Partnership. The general partners are required to continue cash capital contributions to the Partnership in order to maintain their required capital balance.

                The promotional interest expense charged to the Partnership was $23,969 and $22,974 for the three months ended March 31, 1998 and 1997, respectively.

    (6)  Contingency Reserves

         In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain cash as contingency reserves (as defined) in an aggregate amount of at least 1-1/2% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $981,133 at March 31, 1998), up to a maximum of 1/2 of 1% of the limited partners' capital contributions, will be available as an additional contingency reserve, if necessary.

The contingency reserves required at March 31, 1998 and December 31, 1997 were approximately $3,956,000 and $3,829,000, respectively. Certificates of deposit and certain cash equivalents as of the same dates were accordingly maintained as reserves.

    (7)  Transactions with Affiliates

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

         Interest income on loans secured by trust deeds is collected by OFG and is remitted monthly to the Partnership, net of servicing fees earned by OFG. Interest receivable from OFG amounted to $2,026,153 and $1,773,608 at March 31, 1998 and December 31, 1997, respectively.

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months is equal to or less than the stated limits. Management fees amounted to approximately $486,000 and $1,299,000 for the three months ended March 31, 1998 and 1997, respectively, and are included in the accompanying statements of income. Service fee payments to OFG approximated $108,000 and $120,000 for the three months ended March 31, 1998 and 1997, respectively, and are included in the accompanying statements of income.

         OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $24,000 and $55,000 for the three months ended March 31, 1998 and 1997, respectively.

         OFG originates all loans the Partnership invests in and receives an investment evaluation fee payable from payments made by borrowers. Such fees earned by OFG amounted to approximately $143,000 and $485,000 for the three months ended March 31, 1998 and 1997, respectively.

         During the three months ended March 31, 1998, OFG purchased the manufactured home subdivision development in Sonora Vista from the Partnership at a loss of approximately $2,000. An allowance for loss on this property in the amount of $712,000 had been recorded in 1997. The Partnership carried back a loan from OFG for the entire purchase price.

         During the year ended December 31, 1997, OFG purchased three loans secured by trust deeds from OMIF at face values in the total amount of $613,000 for cash of $340,000 and assumption of a loan in the amount of $273,000. OFG then foreclosed on the loans and sold one of the properties during 1997 for a gain of approximately $42,000.

         Included in loans secured by trust deeds at March 31, 1998 and December 31, 1997 are notes totaling $1,915,332 and $2,215,549, respectively, which are secured by properties owned by OFG. The loans bear interest at 8% per annum and are due on demand. The Partnership received interest income of approximately $15,000 and $62,000 during the three months ended March 31, 1998 and 1997, respectively, from OFG under loans secured by trust deeds and the unsecured loan due from OFG.

    (8)  Net Income Per Limited Partner Unit

         Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the quarter, which was 192,678,000 and 181,664,000 for the three months ended March 31, 1998 and 1997, respectively.

Item 2. Management's Discussion and Ana1ysis of Financial Condition and Results of Operations

Results of Operations

The net income increases of approximately $1,053,000 (25.9%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was primarily attributable to the decrease in management fees paid to the Corporate General Partner from $1,299,000 to $486,000 for the three months ended March 31, 1997 and 1998, respectively.

Although net income increased by 25.9% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, the average annualized net yield of the Partnership decreased from 8.73% to 8.53% for the three months ended March 31, 1997 and 1998, respectively. The net yield represents the net cash distribution of the Partnership in relation to the total limited partners invested capital. This distribution takes into account all items of income and expense with the exception of the provision for losses on loans or Real estate held for sale or the accrual of income on loans in which interest is paid at the maturity date of the loan. During the three months ended March 31, 1998, the Partnership disposed of a property at a loss of approximately $2,000. However, a loss allowance of $712,000 had previously been attributed to this property. In addition, $258,000 of interest income due to be paid at the maturity of a loan was accrued during the three months ended March 31, 1998. Although these items had the effect of increasing net income, they did not effect the net yield. These variations in yield are minor and not considered significant.


Portfolio Review

The number of Partnership mortgage investments decreased from 236 to 206 and the average loan balance increased from approximately $679,000 to $843,000 as of March 31, 1997 and 1998, respectively. The average mortgage investment made by the Partnership during the period of April 1, 1997 through March 31, 1998 was approximately $1,427,000 showing a trend of increasing average mortgage investments. These average loan increases reflect the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner had previously purchased all interest receivable of the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not purchase delinquent interest or principal. As of March 31, 1998 and 1997, there were approximately $10,896,000 and $8,528,000, respectively, in loans held by the Partnership on which payments were more than 90 days delinquent and on which such delinquent interest was not being purchased by the Corporate General Partner. The Corporate General Partner purchased approximately $23,000 and $18,000 in delinquent interest receivables of the Partnership during the three months ended March 31, 1998 and 1997, respectively, that had not been collected from the borrower by the Corporate General Partner as of March 31, 1998 or 1997.

Approximately $11,579,000 (6.7%) and $5,236,000 (3.0%) of the loans invested in by the Fund were more than 90 days delinquent in payment as of March 31, 1998 and December 31, 1997, respectively. Of these amounts, approximately $3,834,000 (2.2%) and $3,279,000 (1.9%) were in the process of foreclosure as of March 31, 1998 and December 31, 1997, respectively.

A loan loss reserve in the amount of $3,500,000 was maintained on the books of the Partnership as of March 31, 1998 and December 31, 1997. As of this date the General Partners have determined that this loan loss reserve is adequate.

As of March 31, 1998 and December 31, 1997 approximately 60% and 67%, respectively, of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on March 31, 1998 and December 31, 1997:

                                                 Principal Amount
                                              March 31               December 31
                                                1998                    1997
                                                ----                    ----
                                                (000)                   (000)

Single-Family Dwellings                     $    2,088              $    2,089
Income-Producing Property                      163,441                 165,202
Unimproved Land                                  8,094                   7,424
                                               -------                 -------
                                            $  173,623              $  174,715
                                               =======                 =======

First Mortgages                             $  158,664              $  161,275
Second Mortgages                                14,272                  12,745
Third Mortgages or All-inclusive
  Deeds of Trust                                   687                     695
                                               -------                 -------
                                            $  173,623              $  174,715
                                               =======                 =======

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1994 through March 31, 1998:

                                     Delinquent                   Year
           Principal                 Interest                  Foreclosed
             58,000                    4,417                      1994
          1,184,223                  252,810                      1995
          2,320,000                   86,981                      1996
            613,400                   50,625                      1997
                 --                       --                      1998

The Corporate General Partner has purchased all delinquent interest receivable from the Partnership on the loans foreclosed on in 1994 and 1995. The delinquent interest on the loans foreclosed on in 1996 and 1997 was never purchased from the Partnership by the Corporate General Partner. Of these foreclosed loans, the Partnership held three mortgages totaling $765,332 as of March 31, 1998 on which the Corporate General Partner was making payments which were current. In addition, the Partnership held a mortgage in the amount of $1,150,000 secured by a property sold to the Corporate General Partner during the three months ended March 31, 1998.


Real Estate Owned
The Partnership currently holds title to the following ten properties which were foreclosed on from January 1, 1993 through March 31, 1998:

                                                           Fund               Additional
                                                           Loan               Capitalized           Delinquent
Description                                               Amount                 Costs               Interest
Light Industrial Warehouse
Merced, CA                                             $ 1,000,000 (1)      $         0           $   175,333

Commercial Lot/Residential
  Development, Vallejo, CA                             $   525,000          $   505,566 (2)       $    83,949

Commerical Lot
Sacramento, CA                                         $   500,000 (3)      $    49,828           $    36,500

Office Building
Monterey, CA                                           $   550,000 (4)      $ 1,581,165 (5)       $    30,077


Undeveloped Land
Reno, NV                                               $   215,000          $         0           $         0

Residential Lots
Ione, CA                                               $ 2,821,675 (6)      $    31,384           $ 1,032,637

Self Storage
Oakland, CA                                            $   464,000          $         0           $   209,612

Light Industrial Bldg.
Paso Robles, CA                                        $   600,000 (7)      $   946,042 (7)       $   131,416

23% interest in Multi-
Unit Residential Bldg., Oakland, CA                    $    53,185          $         0           $     4,052

(1)    The book value of this asset is net of a loss allowance of $350,000.
(2) Of this additional capitalized cost, $450,000 represents the purchase of a minority investor's interest in the property to provide the Partnership with complete ownership.
(3)    The book value of this asset is net of a loss allowance of $250,000.
(4)    The book value of this asset is net of a loss allowance of $200,000.
(5) Included in this balance is the payoff of a senior loan in the amount of $1,425,000. This senior loan was originally $2,102,646 including late charges and fees. The Corporate General Partner arranged for this loan to be discounted at payoff.
(6)    The book value of this asset is net of a loss allowance of $384,000.
(7) The Partnership held two junior deeds of trust secured by this property. Prior to foreclosure by the senior lienholder, the Corporate General Partner purchased the $600,000 of loans from the Partnership. The Partnership then purchased the property at the foreclosure sale for $1,350,000, and wiped out the Corporate General Partner's junior deeds of trust. The Corporate General Partner incurred a loss of $600,000 at foreclosure.

The properties located in Merced, Vallejo and Sacramento, California and Reno, Nevada do not currently general revenue and, as such, contribute to the Real estate held for sale operating at a deficit. Although income from rental properties has increased from $69,000 to $170,000 for the three months ended March 31, 1997 and 1998, respectively, expenses associated with these properties have also increased from $92,000 to $220,000 for the three months ended March 31, 1997 and 1998, respectively.

Since 1993, the Partnership's investment in Real estate held for sale has increased due to the Corporate General Partner's policy to generally not acquire property subject to foreclosure on which the Partnership has a trust deed investment. During the three months ended March 31, 1998, the Partnership sold a property to the Corporate General Partner at a book loss of $2,000, net of an allowance for losses attributable to the property of $712,000 which was recorded in 1997. The Partnership also acquired a 23% interest in a multi-unit residential property located in Oakland, California through foreclosure in which it had invested $53,185.


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

In 1995, the Partnership became the sole limited partner in a limited partnership formed with Wood Valley Development, Inc., an unrelated developer/builder and sole general partner, for the development and buildout of these lots. In exchange for its interest in this development limited partnership, the Partnership in 1996 contributed the lots to the development limited partnership and agreed to make additional advances to fund the development costs. During the year ended December 31, 1997 and the three months ended March 31, 1998, the Partnership had advanced additional development costs aggregating $4,153,000 and $838,000, respectively. The amount invested in or advanced by the Partnership at December 31, 1997 and March 31, 1998, equaled $3,812,000 and $2,092,000, net of distributions through such date.

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

The development limited partnership is building single-family residences of between approximately 2,200 and 2,800 square feet on the lots During 1997, 15 homes were sold for aggregate proceeds of $8,012,000, and the development limited partnership distributed $7,574,000 to the Partnership, $2,355,000 of which represented profit and interest. During the three months ended March 31, 1998, eight homes were sold for aggregate proceeds of $4,024,000 and the development limited partnership distributed $3,576,000 (including $19,000 from the joint venture formed between the Corporate General Partner and Wood Valley, Inc.) to the Partnership, $1,018,000 of which represented profit and interest. As of March 31, 1998, a total of 24 homes had been completed and sold and construction had been completed or commenced on the remaining 6 lots.

The Corporate General Partner has entered into a joint venture with Wood Valley Development, Inc. to purchase and build out up to 34 lots that are contiguous to and interspersed with the lots in Carmel Valley owned by the development limited partnership formed between the Partnership and Wood Valley Development, Inc. As of March 31, 1997, the joint venture between the Corporate General Partner and Wood Valley Development, Inc. had purchased 31 lots and developed and sold 18 of these lots. The remaining three lots are expected to be purchased by this joint venture during 1998.

The Partnership does not have any direct or indirect interest in these 34 lots nor do any of these lots provide any security for the original Partnership loan which was foreclosed on in 1993. The development limited partnership has, however, incurred certain infrastructure and soft costs that benefited not only the 30 lots owned by the development limited partnership, but the 34 contiguous lots owned by the Corporate General Partner/Wood Valley Development, Inc. joint venture. As sales of these 34 lots occur, the development limited partnership is being reimbursed on a pro rata basis, without interest, for such development, infrastructure and soft costs incurred by the development limited partnership. Upon receipt of any such funds the development limited partnership will distribute monies as outlined above. During the three months ended March 31, 1998, the development limited partnership received reimbursement of $19,000 in development costs and the balance of development advances receivable is $83,000 as of March 31, 1998.


Development Limited Liability Company/Corporate Joint Venture

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

Prior to contributing the land to the Company, the Partnership invested approximately $629,000 (including $57,000 in capitalized costs subsequent to foreclosure) in such land. Since contributing the land to the Company the Partnership has loaned $37,000 to the Company, which amount will be repaid, with interest, as discussed above. The Company expects to have development rights by mid-1998 and have construction completed in 1999.


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

The Partnership generally invests in relatively short-term commercial loans (1-7 years). In addition, the Corporate General Partner is generally able to fund loans in a shorter time frame than institutional lenders which allows it to collect a higher rate of interest from those borrowers that consider time to be an essential factor. Due to this, the net income of the Partnership has, in recent years, remained in the range of 8.5-9.0 percent of limited partners' capital per year. If there were a reduction in the demand for loans originated by the Corporate General Partner and, thus, fewer loans for the Partnership to invest in, the Partnership would have to invest excess cash in shorter term investments or reduce the interest rate charged on mortgage loans which would yield considerably less than the current investment portfolio.

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



Dated:  May 15, 1998                  OWENS MORTGAGE INVESTMENT FUND
                                      a California Limited Partnership
                                      (Registrant)

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