Form 10-QT
period 1998-06-30
OWENS MORTGAGE INVESTMENT FUND
filed 1998-08-18
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1998

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


           (925) 935-3840
   (Registrant's Telephone number,
        including area code)


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

                                                      BALANCE SHEETS
                                           June 30, 1998 and December 31, 1997


                                                                              June 30             December 31
                                                                               1998                  1997
                                                                            (Unaudited)
                                                          ASSETS

Cash and cash equivalents (Note 2)                                        $  14,469,028         $    3,073,115
Certificates of deposit (Note 2)                                              1,000,000              1,000,000
Loans secured by trust deeds (Notes 2 and 3)                                173,831,159            174,714,607
Less:  Allowance for loan losses (Note 2)                                    (3,500,000)            (3,500,000)
Real estate held for sale, net of allowance
  for losses (Notes 2 and 4)                                                 10,254,784             14,151,141
Interest receivable (Note 7)                                                  2,247,968              1,773,608
Other receivables                                                                59,074                112,583
                                                                         --------------          -------------
     Total Assets                                                          $198,362,013           $191,325,054
                                                                            ===========            ===========


                                            LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable (Note 5)                                    $     531,063         $      544,385
Accounts payable and accrued liabilities                                        126,672                 49,534
                                                                          -------------         --------------

     Total Liabilities                                                          657,735                593,919
                                                                          -------------          -------------

PARTNERS' CAPITAL:
General partners (Note 5)                                                     1,954,038              1,864,033
Limited partners (Note 5) (Units Subject to Redemption)                     195,750,240            188,867,102
                                                                            -----------            -----------
     Total Partners' Capital                                                197,704,278            190,731,135
                                                                            -----------            -----------
     Total Liabilities and Partners' Capital                               $198,362,013           $191,325,054
                                                                            ===========            ===========

              The accompanying notes are an integral part of these
                             financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
      For the Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)

                                                            For the Three Months Ended                  For the Six Months Ended
                                                              June 30               June 30            June 30             June 30
                                                               1998                  1997               1998                1997
                                                               ----                  ----               ----                ----
REVENUES:
     Interest income on loans secured by trust deeds    $   4,541,925         $   4,336,941       $   9,237,100       $   8,679,110
     Gain on sale of real estate (Note 4)                      83,705               779,541           1,254,018           1,800,127
     Other income                                             210,578               107,288             345,856             334,238
                                                          -----------           -----------        ------------        ------------
     Total revenues                                         4,836,208             5,223,770          10,836,974          10,813,475
                                                          -----------           -----------        ------------        ------------

OPERATING EXPENSES:
     Management fees paid to General Partner (Note 7)         188,189               926,109             772,839           2,225,567
     Servicing fees paid to General Partner (Note 7)          105,326               118,421             248,733             238,658
     Promotional interest (Note 5)                              6,738                17,679              38,460              40,653
     Administrative                                            13,752                14,129              32,591              28,258
     Legal and accounting                                         531                37,442              56,317              77,854
     Real estate operations, net                              (21,694)               49,385              19,526              72,276
     Other                                                      9,662                 8,613              13,097               8,843
                                                          -----------           -----------         -----------         -----------
     Total operating expenses                                 302,504             1,171,778           1,181,563           2,692,109
                                                          -----------           -----------         -----------         -----------
     Net income                                         $   4,533,704         $   4,051,992       $   9,655,411       $   8,121,366
                                                          ===========           ===========         ===========         ===========

     Net income allocated to general partner            $      44,888         $      38,465       $      95,598       $      78,781
                                                          ===========           ===========         ===========         ===========

Net income allocated to limited partners                $   4,488,816         $   4,013,527       $   9,559,813       $   8,042,585
                                                          ===========           ===========         ===========         ===========

Net income allocated to limited partners
    per weighted limited partnership unit (Note 8)      $.023                 $.022               $.049               $.044
                                                         ====                  ====                ====                ====

                          The accompanying notes are an
                  integral part of these financial statements.


                                                                                       6
                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 1998 and 1997 (Unaudited)

                                                                               June 30                 June 30
                                                                                1998                    1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $   9,655,411          $    8,121,366
Adjustments to reconcile net income
      to net cash provided by operating activities:
     Gain on sale of real estate by limited partnership                       (1,229,145)             (1,800,127)
     Gain on sale of real estate properties                                      (24,873)                      -
     Changes in operating assets and liabilities:
       Interest receivable                                                      (474,360)                (32,924)
       Other receivables                                                          53,509                       -
       Accrued distributions payable                                             (13,322)                 (6,442)
       Accounts payable and accrued liabilities                                   77,138                  10,421
       Deferred income                                                                 -                  69,895
                                                                           -------------           -------------
          Net cash provided by operating activities                            8,044,358               6,362,189
                                                                           -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (34,539,107)            (41,741,933)
     Principal collected                                                         936,019                 960,583
     Loan payoffs                                                             35,127,850              29,046,332
     Investment in real estate properties                                        (39,172)                952,289
     Net proceeds from disposition of real estate properties                      90,035                       -
     Investment in limited partnership                                          (926,487)             (2,415,369)
     Distributions received from limited partnership                           5,457,464               4,893,212
     Investment in corporate joint venture                                       (72,778)                      -
     Unsecured loan to General Partner                                                 -                 488,764
     Investments in Certificates of deposit (net)                                      -                (150,000)
                                                                            ------------            ------------
         Net cash provided by (used in) investing activities                   6,033,824              (7,966,122)
                                                                            ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership Units                                   8,015,888               9,007,634
     Partners' cash distributions                                             (3,162,264)             (3,046,271)
     Partners' capital withdrawals                                            (7,535,893)             (5,831,143)
                                                                            ------------            ------------
         Net cash (used in) provided by financing activities                  (2,682,269)                130,220
                                                                            -------------           ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 11,395,913              (1,473,713)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          3,073,115              11,386,661
                                                                             -----------              ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                             $ 14,469,028             $ 9,912,948
                                                                             ===========              ==========

See notes 3, 4 and 5 for supplemental disclosure of non-cash investing and financing activities.

                          The accompanying notes are an
                  integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998



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

         The general partners are authorized to offer and sell units in the Partnership up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 195,945,988 and 189,063,122, at June 30, 1998 and December 31,
         1997, respectively.

    (2)  Summary of Significant Accounting Policies

         (a)    General

                In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

         (b)    Management Estimates

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



    (2)  Summary of Significant Accounting Policies, Continued

         (c)    Loans Secured by Trust Deeds

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

         (d)    Allowance for Loan Losses

                The Partnership maintains an allowance for loan losses equal to $3,500,000 as of June 30, 1998 and December 31, 1997. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

                The outstanding balance of all loans delinquent greater than ninety days is $12,330,000 and $5,236,000 and as of June 30, 1998 and December 31, 1997, respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from the borrower or when the payment of principal or interest is ninety days past due, unless OFG purchases the interest receivable from the Partnership. As of June 30, 1998 and December 31, 1997, the aforementioned loans totaling $12,330,000 and $5,236,000, respectively, are classified as non-accrual loans.

                OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs. Purchases of interest receivable and payments made on loans by OFG during the six months ended June 30, 1998 and the year ended December 31, 1997 but not collected as of June 30, 1998 and December 31, 1997, respectively, totaled approximately $134,000 and $219,000, respectively.

         (e)    Cash and Cash Equivalents

                For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits and short-term certificates of deposit with original maturities of three months or less.

         (f)    Certificates of Deposit

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

                Certain real estate held for sale acquired by the Partnership is held in a limited partnership and corporate joint venture. The Partnership accounts for its investments in the limited partnership and corporate joint venture under the equity method of accounting. The limited partnership and corporate joint venture investment in real estate is carried at the lower of cost or estimated fair value, less estimated costs to sell. The Partnership increases its investment by advances made to the limited partnership and corporate joint venture. Any profit generated from the investment in limited partnership and corporate joint venture is recorded as a gain on sale of real estate.

                In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of", the Partnership periodically compares the carrying value of real estate held for sale to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate held for sale made for the quarter and six months ended June 30, 1998 and 1997.

         (h)    Income Taxes

                No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

    (3)  Loans Secured by Trust Deeds

           Loans secured by trust deeds as of June 30, 1998 and December 31, 1997 are as follows:


                                                                                June 30             December 31
                                                                                 1998                  1997

              Income-producing properties                                   $  157,109,041    $    165,201,582
              Single-family residences                                           1,985,615           2,088,606
              Unimproved land                                                   14,736,503           7,424,419
                                                                               -----------         -----------

                                                                            $  173,831,159    $    174,714,607
                                                                               ===========         ===========


              First mortgages                                               $  155,811,661         161,275,350
              Second mortgages                                                  15,946,934          12,744,274
              Third mortgages or all-inclusive deeds of trust                    2,072,564             694,983
                                                                           ---------------       -------------

                                                                            $  173,831,159    $    174,714,607
                                                                               ===========         ===========

         Scheduled maturities of loans secured by trust deeds as of June 30, 1998 and the interest rate sensitivity of such loans is as follows:

                                                              Fixed             Variable
             Year ending                                    interest            interest
              June 30,                                        rate                rate                Total

              1998 (Past Maturity)                      $    23,478,337          4,025,141         27,503,478
              1999                                           28,358,625          6,343,462         34,702,087
              2000                                           40,201,841         19,824,591         60,026,432
              2001                                            3,816,574          5,102,511          8,919,085
              2002                                            1,817,865          6,234,757          8,052,622
              2003                                              847,026          9,721,242         10,568,268
              Thereafter (through 2012)                       7,672,429         16,386,758         24,059,187
                                                          -------------      -------------      -------------

                                                        $   106,192,697         67,638,462        173,831,159
                                                          =============      =============      ==============

         Variable rate loans use as indices the one and five year Treasury Constant Maturity Index (5.38% and 5.46%, respectively, as of June 30,
         1998), the prime rate (8.50% as of June 30, 1998) and the weighted average cost of funds index for Eleventh District savings institutions (4.881% as of June 30, 1998). Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

         The scheduled maturities for 1998 include approximately $27,503,000 of loans which are past maturity as of June 30, 1998, of which $7,177,000 represents loans for which interest payments are delinquent over 90 days. During the six months ended June 30, 1998 and the year ended December 31, 1997, the Partnership refinanced loans totaling $7,581,000 and $2,741,000, respectively, thereby extending the maturity dates of such loans.



    (3)  Loans Secured by Trust Deeds, Continued

         The Partnership's total investment in loans delinquent over 90 days is $12,330,000 and $5,236,000 as of June 30, 1998 and December 31, 1997,
         respectively. Of these amounts, approximately $3,094,000 and $3,279,000 were in the process of foreclosure as of June 30, 1998 and December 31, 1997. OFG has purchased the Partnership's receivables for delinquent interest of $56,000 and $54,000, related to delinquent loans for the six months ended June 30, 1998 and 1997, respectively.

         The Partnership's investment in delinquent loans as of June 30, 1998 totals approximately $12,330,000, of which $8,194,000 has a specific related allowance for credit losses totaling approximately $2,205,000. There is a non-specific allowance for credit losses of $1,295,000 for the remaining balance of $4,136,000 and for other current loans. There was no additional allowance for credit losses during the six months ended June 30, 1998.

         Interest income received on impaired loans during the six months ended June 30, 1998 and the year ended December 31, 1997, totaled approximately $380,000 and $722,000, respectively, $350,000 and $670,000 of which was paid by borrowers and 963949075$30,000 and $52,000 of which related to purchases of interest receivable by OFG, respectively.

         As of June 30, 1998 and December 31, 1997, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 53% ($92,909,000) and 67% ($117,352,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust on real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.

     4)  Real Estate Held for Sale

           Real estate held for sale includes the following components as of June 30, 1998 and December 31, 1997:

                                                                                 June 30            December 31
                                                                                  1998                 1997
                                                                                  ----                 ----

              Real estate properties held for sale                           $   9,032,352        $  9,699,656
              Investment in limited partnership                                    510,291           3,812,122
              Investment in corporate joint venture                                712,141             639,363
                                                                               -----------         -----------

                                                                              $ 10,254,784        $ 14,151,141
                                                                                ==========          ==========


           Gain on sale of real estate includes the following components for the six months ended June 30, 1998 and 1997:

                                                                                  June 30              June 30
                                                                                   1998                 1997

              Gain on sale of real estate properties                         $      24,873         $         -
              Gain on sale of real estate by limited partnership                 1,229,145           1,800,127
                                                                                 ---------         -----------

                                                                             $   1,254,018           1,800,127
                                                                                ==========         ===========

         (a)    Real Estate Properties Held for Sale

                   Real estate properties held for sale at June 30, 1998 and December 31, 1997 consists of the following properties acquired through foreclosure in 1993 through 1998:

                                                                                      June 30          December 31
                                                                                       1998               1997
                Light industrial warehouse, Merced, California, net of valuation
                     allowance of $350,000                                        $    650,000           650,000
                Commercial lot/residential development, Vallejo, California          1,039,116         1,030,566
                Commercial lot, Sacramento, California, net of valuation
                     allowance of $250,000                                             299,828           299,828
                Office building and undeveloped land, Monterey, California,
                     net of valuation allowance of $200,000                          1,885,054         1,902,855
                Manufactured home subdivision development, Ione, California,
                    net of valuation allowance of $384,000                           2,443,203         2,451,286
                Self storage, Oakland, California                                      444,467           444,063
                Undeveloped land, Reno, Nevada                                         215,420           230,000
                Manufactured home subdivision development, Sonora,
                    California, net of valuation allowance of $712,000 as
                    of December 31, 1997                                                   ---         1,149,807
                Light industrial building, Paso Robles, California                   1,546,522         1,541,251
                Commercial building, Sacramento, California                             30,000               ---
                Commercial building, Gresham, Oregon                                   425,557               ---
                22% interest in 6-unit residential building, Oakland,
                    California                                                          53,185               ---
                                                                                     ---------         ---------

                                                                                   $ 9,032,352         9,699,656
                                                                                     =========         =========

                The acquisition of certain of these properties resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of $508,742 for the six months ended June 30, 1998. There were no acquisitions in the six months ended June 30, 1997.

                In February 1998, OFG purchased the manufactured home subdivision development property located in Sonora, California, from the Partnership for $1,150,000. The Partnership carried back a loan secured by a trust deed on the property for the full purchase price. The note bears interest at 8% per annum and is due on demand.



    (4)  Real Estate Held for Sale, Continued

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

                During 1995, the Partnership entered into a limited partnership, WV-OMIF Partners, L.P. (WV-OMIF Partners) with an unrelated developer/builder, Wood Valley Development, Inc. (Woodvalley), for the purpose of constructing single-family homes on the 30 lots. The Partnership contributed the lots to WV-OMIF Partners in 1996 in exchange for a limited partnership interest. The $671,118 in capitalized costs incurred in 1995 was considered an advance to WV-OMIF Partners pursuant to the limited partnership agreement in 1996 when the lots were contributed. The Partnership provides advances to the WV-OMIF Partners to develop and construct the homes. The Partnership is entitled to receive interest at a rate of prime plus 2% on the advances to WV-OMIF Partners.

                OFG and Woodvalley have the option of purchasing and developing 34 similar lots which are interspersed among the 30 lots being developed by WV-OMIF Partners. WV-OMIF Partners is incurring the infrastructure costs which benefit all 64 lots, including the 34 lots that can be developed by OFG and Woodvalley. OFG and Woodvalley are reimbursing WV-OMIF Partners their pro rata share of the infrastructure costs with the funds received from the sale of the developed homes. As of June 30, 1998, Woodvalley had purchased all 34 lots and developed and sold 22 of them. As of June 30, 1998, OFG and Woodvalley had reimbursed $735,673 in development costs to WV-OMIF Partners from the sale of homes. The balance of development costs due by OFG and Woodvalley totals $15,002 as of June 30, 1998.

                During 1997 and 1996, the Partnership advanced an additional $4,152,918 and $2,895,261, respectively, to WV-OMIF Partners for the continued development and construction of the homes. During the six months ended June 30, 1998, the Partnership advanced an additional $926,487 to WV-OMIF. WV-OMIF sold twelve homes during the six months ended June 30, 1998 for proceeds of $5,972,110, and the net gain allocable to the Partnership was $1,229,145, including interest income of $148,420. WV-OMIF Partners distributed $5,457,464 (including $87,577 in reimbursements from OFG and Woodvalley) to OMIF during the six months ended June 30, 1998. WV-OMIF Partners sold eleven homes during the six months ended June 30, 1997 for proceeds of $5,910,261 and the net gain allocable to the Partnership was $1,800,127, including interest income of $206,715. WV-OMIF Partners distributed $4,893,212 (including $264,921 in reimbursements from OFG and Woodvalley) to OMIF during this period. The Partnership's investment in WV-OMIF Partners totaled $510,291 and $3,812,122 as of June 30, 1998 and December 31, 1997, respectively.

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

                During 1997, the Partnership capitalized $56,889 in costs incurred prior to the property being contributed to the Company and advanced $10,621 to the Company for development. During the six months ended June 30, 1998, the Partnership advanced an additional $72,778 to the Company for development. The total investment in the corporate joint venture totals $712,141 and $639,363 as of June 30, 1998 and December 31, 1997,
                respectively.

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

                Distributions are made monthly to the limited partners in proportion to their respective units as of the last day of the preceding calendar month. Accrued distributions payable represent amounts to be paid in January and July, 1998 based on their capital balances as of December 31, 1997 and June 30, 1998, respectively.

                The Partnership makes cash distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $5,221,488 and $4,933,183 for the six months ended June 30, 1998 and 1997, respectively. Reinvested distributions are not shown as partners' cash distributions or proceeds from sale of partnership units in the accompanying statements of cash flows.

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

         (c)    Promotional Interest of General Partners

                The general partners contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital contributions and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners' contributions. This promotional interest of the general partners of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the general partners' capital account as additional compensation. As of June 30, 1998, the general partners had made cash capital contributions of $995,622 to the Partnership. The general partners are required to continue cash capital contributions to the Partnership in order to maintain their required capital balance.

                The promotional interest expense charged to the Partnership was $38,460 and $40,653 for the six months ended June 30, 1998 and 1997, respectively.

    (6)  Contingency Reserves

         In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain cash as contingency reserves (as defined) in an aggregate amount of at least 1-1/2% of the gross proceeds of the sale of limited partnership units. The cash capital contribution of the general partners (amounting to $995,622 at June 30, 1998), up to a maximum of 1/2 of 1% of the limited partners' capital contributions, will be available as an additional contingency reserve, if necessary.

         The contingency reserves required at June 30, 1998 and December 31, 1997 were approximately $3,975,000 and $3,829,000, respectively. Certificates of deposit and certain cash equivalents as of the same dates were accordingly maintained as reserves.

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

         Interest income on loans secured by trust deeds is collected by OFG and is remitted monthly to the Partnership, net of servicing fees earned by OFG. Interest receivable from OFG amounted to $2,247,968 and $1,773,608 at June 30, 1998 and December 31, 1997, respectively.

         OFG,  at its sole  discretion  may,  on a  monthly  basis,  adjust  the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months is equal to or less than the stated limits. Management fees amounted to approximately $773,000 and $2,226,000 for the six months ended June 30, 1998 and 1997, respectively, and are included in the accompanying statements of income. Service fee payments to OFG approximated $249,000 and $239,000 for the six months ended June 30, 1998 and 1997, respectively, and are included in the accompanying statements of income.

         OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $193,000 and $113,000 for the six months ended June 30, 1998 and 1997, respectively.

         OFG originates all loans the Partnership invests in and receives an investment evaluation fee from borrowers. Such fees earned by OFG amounted to approximately $702,000 and $1,138,000 for the six months ended June 30, 1998 and 1997, respectively.

         During  the  six  months  ended  June  30,  1998,   OFG  purchased  the
         manufactured home subdivision development in Sonora Vista from the Partnership at a loss of approximately $2,000. An allowance for loss on this property in the amount of $712,000 had been recorded in 1997, therefore, the loss for the six months ended June 30, 1998 was an additional $2,000. The Partnership carried back a loan from OFG for the entire purchase price of $1,150,000.

         During the six months ended June 30, 1998, OFG purchased one loan secured by a trust deed from OMIF at face value in the total amount of $273,000 for assumption of a loan of the same amount. OFG subsequently foreclosed on the loan.

         Included in loans secured by trust deeds at June 30, 1998 and December 31, 1997 are notes totaling $1,915,332 and $2,215,549, respectively, which are secured by properties owned by OFG. The loans bear interest at 8% per annum and are due on demand. The Partnership earned interest income of approximately $62,000 and $91,000 during the six months ended June 30, 1998 and 1997, respectively, from OFG under loans secured by trust deeds.

    (8)  Net Income Per Limited Partner Unit

         Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three and six month periods. These amounts were approximately 196,095,000 and 185,445,000 for the three months ended June 30, 1998 and 1997, respectively, and 194,387,000 and 183,555,000 for the six months ended June 30, 1998 and 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The net income increase of approximately $482,000 (11.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 was primarily attributable to the decrease in management fees paid to the Corporate General Partner from approximately $926,000 to $188,000 ($738,000 or 79.7%) for the three months ended June 30, 1997 and 1998, respectively. The decrease in management fees was partially offset by the decrease in total revenues of approximately $388,000 (7.4%) which was primarily attributable to the decrease in gain on sale of real estate of $696,000 (89.3%). Management fees paid are pursuant to the Partnership Agreement (maximum of 2.75% annually of average mortgage loans). The decrease in gain on sale of real estate was a result of a decrease in gain on sales of homes from the development limited partnership between the Partnership and Wood Valley Development, Inc. (see "Investment in Development Limited Partnership" below). Although only one fewer home was sold in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, the income earned by the Partnership decreased by 89.3% due to the fact that the homes sold in the quarter ended June 30, 1998 were less expensive homes with smaller profit margins and due to increased construction costs.


Results of Operations - Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The net income increase of approximately $1,534,000 (18.9%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 was primarily attributable to the decrease in management fees paid to the Corporate General Partner pursuant to the Partnership Agreement from approximately $2,226,000 to $773,000 ($1,453,000 or 65.3%) for the six months ended June 30,
1997 and 1998, respectively. Gain on sale of real estate decreased approximately $546,000 (30.3%) during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due to the factors discussed above. In addition, interest income on loans secured by trust deeds increased approximately $558,000 (6.4%) due primarily to the growth in the loan portfolio.


Loan Portfolio

The number of Partnership mortgage investments decreased from 215 to 198 and the average loan balance increased from approximately $813,000 to $878,000 as of December 31, 1997 and June 30, 1998, respectively. The average mortgage investment made by the Partnership during the period of December 31, 1997 to June 30, 1998 was approximately $1,498,000 showing a trend of increasing average mortgage investments. These average loan increases reflect the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner had previously purchased all interest receivable of the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not purchase delinquent interest or principal. As of June 30, 1998 and December 31, 1997, there were approximately $10,674,000 and $3,751,000, respectively, in loans held by the Partnership on which payments were more than 90 days delinquent and on which such delinquent interest was not being purchased by the Corporate General Partner. The Corporate General Partner purchased approximately $56,000 and $54,000 in delinquent interest receivables of the Partnership during the six months ended June 30, 1998 and 1997, respectively, that had not been collected from borrowers by the Corporate General Partner as of June 30, 1998 or 1997.

Approximately $12,330,000 (7.1%) and $5,236,000 (3.0%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of June 30, 1998 and December 31, 1997, respectively. Of these amounts, approximately $3,094,000 (1.8%) and $3,279,000 (1.9%) were in the process of foreclosure as of June 30, 1998 and December 31, 1997, respectively. Loans more than 90 days delinquent increased by $7,094,000 (135%) from December 31, 1997 to June 30, 1998 primarily due to two large loans which became delinquent during 1998. Management believes that there is adequate security in one of the loans with an outstanding principal balance of approximately $3,751,000, and that an additional loan loss reserve for this loan is not needed. The other loan with an outstanding principal balance of approximately $4,235,000 may result in a loss of principal to the Partnership, and, therefore, management has established a loan loss reserve for this loan in the amount of $450,000.

A loan loss reserve in the amount of $3,500,000 was maintained on the books of the Partnership as of June 30, 1998 and December 31, 1997. The Corporate General Partner has determined that this loan loss reserve is adequate.

As of June 30, 1998 and December 31, 1997 approximately 53% and 67%, respectively, of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The decrease in the percentage of loans secured by real property in Northern California has primarily been due to the payoff of several loans secured by properties in Northern California and the purchase of new loans secured by properties outside of Northern California. In particular, the Partnership made one loan in the amount of $10,600,000 during the six months ended June 30, 1998 which is secured by two income-producing properties located in the states of Washington and Montana. Also, as the real estate market in Southern California has gradually improved over the past six to eighteen months, more loans secured by real estate in Southern California have been invested in by the Partnership. In general, there has been increased competition in the lending business in Northern California, particularly in the San Francisco Bay Area, which has required the Corporate General Partner to expand its pursuit of loans in areas outside of this region.

The following table sets forth the principal amount of mortgage investments, by classification of property securing each loan, held by the Partnership on June 30, 1998 and December 31, 1997:

                                                                         Principal Amount
                                                                   June 30               December 31
                                                                    1998                    1997
                                                                    ----                    ----
                                                                    (000)                   (000)

Single-Family Dwellings                                          $    1,986              $    2,089
Income-Producing Property                                           157,109                 165,202
Unimproved Land                                                      14,736                   7,424
                                                                   --------                --------
                                                                   $173,831                $174,715
                                                                   ========                ========

First Mortgages                                                    $155,812                $161,275
Second Mortgages                                                     15,947                  12,745
Third Mortgages or All-inclusive
  Deeds of Trust                                                      2,072                     695
                                                                   --------                --------
                                                                   $173,831                $174,715
                                                                   ========                ========

The Partnership's investment in loans secured by unimproved land has increased by 98% since December 31, 1997 primarily due to an overall improvement in real estate market conditions in the past six to twelve months which have made development and, thus, loans on unimproved land more attractive. All of the Partnership's loans secured by unimproved land or land in the process of being developed are first trust deeds. In addition, only one of these loans in the amount of $802,200 is more than 90 days delinquent in payment as of June 30, 1998. The Partnership's investment in loans secured by third mortgages has increased by 198% due to the purchase of one loan in the amount of $1,500,000 by the Partnership during the six months ended June 30, 1998. This loan was paid off in full in July 1998.

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1994 through June 30, 1998:

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

The Corporate General Partner has purchased all delinquent interest receivable from the Partnership on the loans foreclosed on in 1994 and 1995. The delinquent interest on the loans foreclosed on in 1996 and 1997 was not purchased from the Partnership by the Corporate General Partner. Of these foreclosed loans, the Partnership held three mortgages totaling $765,332 as of June 30, 1998 on which the Corporate General Partner was making payments which were current. In addition, the Partnership held a mortgage in the amount of $1,150,000 secured by a property sold to the Corporate General Partner during the six months ended June 30, 1998, on which the payments were current.


Real Estate Properties Held for Sale

The Partnership currently holds title to eleven properties which were foreclosed on from January 1, 1993 through June 30, 1998. Since 1993, the Partnership's investment in real estate held for sale has increased due to the Corporate General Partner's policy to generally not acquire property subject to foreclosure on which the Partnership has a trust deed investment. During the six months ended June 30, 1998, the Partnership acquired through foreclosure a 22% interest in a multi-unit residential building in Oakland, California, a light industrial warehouse located in Sacramento, California and a commercial building located in Gresham, Oregon on which it had trust deed investments of $53,185, $30,000 and $425,000, respectively. In addition, in February 1998, the Partnership sold the manufactured home subdivision development property located in Sonora, California to the Corporate General Partner for $1,150,000, resulting in a loss of approximately $2,000.

The properties located in Merced, Vallejo and Sacramento, California, Reno, Nevada and Gresham, Oregon do not currently generate revenue. Although expenses from rental properties have increased from $131,000 to $159,000 (21.4%) for the three months ended June 30, 1997 and 1998, respectively, revenues associated with these properties have also increased from $83,000 to $181,000 (118%) for the three months ended June 30, 1997 and 1998, respectively, thus generating net income from real estate held for sale of $22,000 during the quarter ended June 30, 1998. The increase in expenses is primarily attributable to the increased number of real estate properties owned. The increase in rental revenues is attributable to the increased number of properties held which are generating income as of June 30, 1998 as compared to June 30, 1997.


Investment in Development Limited Partnership

The development limited partnership is building single-family residences of between approximately 2,200 and 2,800 square feet on the lots. During the three months ended June 30, 1998 and 1997, three and four homes, respectively, were sold for aggregate proceeds of $1,431,772 and $2,251,997, respectively, and the development limited partnership distributed $1,851,818 and $971,074, respectively, (including $68,461 and $117,911, respectively, from the joint venture formed between the Corporate General Partner and Wood Valley, Inc.) to the Partnership, $83,705 and $672,402, respectively, of which represented profit and interest. During the six months ended June 30, 1998 and 1997, twelve and eleven homes, respectively, were sold for aggregate proceeds of $5,972,110 and $5,910,261, respectively, and the development limited partnership distributed $5,457,464 and $4,893,212, respectively, (including $87,577 and $264,921, respectively, from the joint venture formed between the Corporate General Partner and Wood Valley, Inc.) to the Partnership, $1,229,145 and $1,800,127, respectively, of which represented profit and interest. As of June 30, 1998, a total of 28 homes had been completed and sold and construction had been nearly completed on the remaining two lots.

During the six months ended June 30, 1998, the Partnership had advanced additional development costs aggregating $926,487 to WV-OMIF Partners. The Partnership's investment in WV-OMIF Partners totaled $510,291 and $3,812,122 as of June 30, 1998 and December 31, 1997, respectively.

As of June 30, 1998, OFG and Woodvalley had reimbursed $735,673 in development costs to WV-OMIF Partners (an additional $87,604 since December 31, 1997). The balance of development costs due by OFG and Woodvalley is $15,002 as of June 30, 1998.


Investment in Corporate Joint Venture

During the six months ended June 30, 1998, the Partnership advanced an additional $72,778 to the corporate joint venture for development. The total investment in the corporate joint venture was $712,141 and $639,363 as of June 30, 1998 and December 31, 1997, respectively. The Company expects to obtain all development approvals by the Fall of 1998 and have construction completed in 1999.


Cash and Cash Equivalents

Cash and cash equivalents of the Partnership have increased from approximately $3,073,000 as of December 31, 1997 to $14,469,000 as of June 30, 1998,
respectively. This increase is primarily attributable to the pay off of trust deed investments and distributions received from the development limited partnership during the six months ended June 30, 1998 without the origination of new loans of the same amount during the period and from continuing limited partner contributions (including rollover of limited partner income) during the period.


Liquidity and Capital Resources

The Partnership relies upon purchases of limited partnership interests and loan payoffs for the creation of capital for mortgage investments. The Partnership has not and does not intend to borrow money for investment purposes.

There has been little variation in the percentage of capital withdrawals to total capital invested by the limited partners in recent years excluding distributions of net income to limited partners. This withdrawal percentage has been 7.37%, 6.11%, 7.85% and 6.63% for the years ended December 31, 1994, 1995,
1996 and 1997 and 7.72% (annualized) for the six months ended June 30, 1998. These percentages are calculated by averaging, on an annual basis, the sum of the capital withdrawals for each calendar quarter divided by the total limited partner capital as of the end of each quarter. Management of the Partnership does not expect the trend of capital withdrawals in relation to total capital invested to change substantially in subsequent periods.

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


Current Economic Conditions

Although the current economic climate in Northern California is generally strong, many areas outside of the San Francisco Bay Area continue to experience depressed values created by the real estate recession of the early 1990's. Other than the loss incurred in February 1998 on the sale to the Corporate General Partner of the Sonora property acquired by the Partnership through foreclosure, the Partnership has not sustained any material losses to date due primarily to the Corporate General Partner's prior practice of purchasing delinquent interest and purchasing loans prior to foreclosure. The Corporate General Partner has ceased such practices, with very limited exceptions. Assuming the Corporate General Partner continues in this manner, the Partnership is likely to sustain losses with respect to loans secured by properties located in areas of declining real estate values.

Despite the Partnership's ability to purchase mortgage loans with relatively strong yields during 1997 and 1998 from the Corporate General Partner, there is increased competition from a variety of lenders that has had the effect of reducing mortgage yields in the past twelve months and could have the affect of reducing mortgage yields further in the future. As such, current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the Limited Partners. In addition, when there is a reduction in the demand by borrowers for loans originated by the Corporate General Partner and, thus, fewer loans for the Partnership to invest in, the Partnership will invest its excess cash in shorter term investments yielding considerably less than the current investment portfolio.

Effective May 1, 1998, the Partnership became generally closed to new investments on a temporary basis and remained closed as of June 30, 1998. However, when the Partnership is open, additional investments from new and existing Limited Partners are received on a monthly basis which provide capital for loans, purchases of existing notes and redemption of existing Limited Partnership Units.


Year 2000

The Corporate General Partner depends on the use of computers to provide timely, accurate information essential to the management and operation of the Partnership. The computer programs used by the Corporate General Partner to account for mortgage loan investments, investments in Units and other items is in the process of being reviewed, remedied and tested by independent consultants engaged to determine whether these programs are able to recognize the year 2000. To the extent the programs recognize calendar years by their last two digits only, there exists what commonly is referred to as a Year 2000 issue.

Based on the preliminary results of the consultants' testing, the Corporate General Partner does not anticipate significant costs, uncertainties or problems associated with becoming Year 2000 compliant. The total costs to remedy Year 2000 issues will be paid by the Corporate General Partner. None of such costs will be reimbursed by the Partnership. The consultants expect all problems to be remedied by December 31, 1998. Although not anticipated by the Corporate General Partner, a failure to adequately address the Year 2000 issue, however, could result in the misstatement of reported information, the inability to accurately track mortgage investments and payments due or other operational problems.

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



Dated:  August 15, 1998                 OWENS MORTGAGE INVESTMENT FUND
                                        a California Limited Partnership
                                          (Registrant)

                                        By:   Owens Financial Group, Inc.
                                                a General Partner


                                           By:  \s\ William C. Owens
                                                    William C. Owens
                                                    President

                                           By:  \s\ Bryan H. Draper
                                                    Bryan H. Draper
                                                    Chief Financial Officer
                                                    Principal Financial Officer

                                           By:  \s\ Melina A. Platt
                                                    Melina A. Platt
                                                    Controller
                                                    Principal Accounting Officer