Form 10-QT
period 1998-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 1998-11-17
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1998

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

                                                      BALANCE SHEETS
                                         September 30, 1998 and December 31, 1997


                                                                           September 30           December 31
                                                                               1998                  1997
                                                                               ----                  ----
                                                                            (Unaudited)
                                                          ASSETS

Cash and cash equivalents (Note 2)                                         $  9,356,194           $  3,073,115
Certificates of deposit (Note 2)                                                534,006              1,000,000
Commercial paper (Note 2)                                                     3,040,867                      -

Loans secured by trust deeds (Notes 2 and 3)                                176,446,203            174,714,607
Less:  Allowance for loan losses (Note 2)                                    (3,500,000)            (3,500,000)
                                                                            -----------            -----------
                                                                            172,946,203            171,214,607
Real estate held for sale, net of allowance
  for losses (Notes 2 and 4)                                                 10,229,499             14,151,141
Interest receivable                                                           2,724,432              1,773,608
Other receivables                                                               531,399                112,583
                                                                            -----------            -----------
     Total Assets                                                          $199,362,600           $191,325,054
                                                                            ===========            ===========


                                            LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable (Note 5)                                     $    519,376           $    544,385
Accounts payable and accrued liabilities                                      1,548,353                 49,534
                                                                            -----------            -----------

     Total Liabilities                                                        2,067,729                593,919
                                                                            -----------            -----------

PARTNERS' CAPITAL:
General partners (Note 5)                                                     1,946,559              1,864,033
Limited partners (Note 5) (Units Subject to Redemption)                     195,348,312            188,867,102
                                                                            -----------            -----------
     Total Partners' Capital                                                197,294,871            190,731,135
                                                                            -----------            -----------
     Total Liabilities and Partners' Capital                               $199,362,600           $191,325,054
                                                                            ===========            ===========

              The accompanying notes are an integral part of these
                             financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
   For the Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)

                                                            For the Three Months Ended              For the Nine Months Ended
                                                            --------------------------              -------------------------
                                                          September 30          September 30       September 30        September 30
                                                              1998                  1997               1998                1997
                                                              ----                  ----               ----                ----
  REVENUES:
     Interest income on loans secured by trust deeds    $   5,030,646         $   4,572,435      $   14,267,744      $   13,251,545
     (Loss) gain on sale of real estate (Note 4)               (2,074)              449,015           1,251,943           2,249,142
     Other income                                             241,070               190,892             586,927             525,130
                                                          -----------           -----------        ------------        ------------
     Total revenues                                         5,269,642             5,212,342          16,106,614          16,025,817
                                                          -----------           -----------        ------------        ------------

OPERATING EXPENSES:
     Management fees to General Partner (Note 7)            1,720,721               895,820           2,493,560           3,121,387
     Servicing fees to General Partner (Note 7)               108,097                99,006             356,829             337,664
     Promotional interest (Note 5)                                  -                19,203              38,460              59,856
     Administrative                                            23,480                14,299              53,220              42,557
     Legal and accounting                                      20,629                    60              79,798              77,914
     Real estate operations, net                                3,753                10,886              23,280              83,162
     Other                                                         59                     -              13,156               8,843
                                                          -----------           -----------        ------------        ------------
     Total operating expenses                               1,876,739             1,039,274           3,058,303           3,731,383
                                                          -----------           -----------        ------------        ------------
     Net income                                         $   3,392,903         $   4,173,068      $   13,048,311      $   12,294,434
                                                          ===========           ===========        ============        ============

     Net income allocated to general partner            $      33,593         $      40,715      $      129,191      $      119,496
                                                          ===========           ===========        ============        ============

Net income allocated to limited partners                $   3,359,310         $   4,132,353      $   12,919,120      $   12,174,938
                                                          ===========           ===========        ============        ============

Net income allocated to limited partners
    per weighted limited partnership unit (Note 8)      $.017                 $.022              $.066               $.066
                                                         ====                  ====               ====                ====

                          The accompanying notes are an
                  integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1998 and 1997 (Unaudited)
                            September 30 September 30
                                                                                1998                    1997
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $   13,048,311         $    12,294,434
Adjustments to reconcile net income
      to net cash provided by operating activities:
     Gain on sale of real estate by limited partnership                       (1,227,070)             (2,249,142)
     Gain on sale of real estate properties                                      (24,873)                      -
     Changes in operating assets and liabilities:
       Interest receivable                                                      (950,824)                (66,888)
       Other receivables                                                        (418,816)                      -
       Accrued distributions payable                                             (25,009)                 17,682
       Accounts payable and accrued liabilities                                1,498,819                     174
       Deferred income                                                                 -                 132,742
                                                                             -----------             -----------
          Net cash provided by operating activities                           11,900,538              10,129,002
                                                                             -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (62,688,044)            (63,406,952)
     Principal collected                                                       1,327,576               1,495,912
     Loan payoffs                                                             60,270,185              41,632,527
     Investment in real estate properties                                       (261,451)             (2,378,711)
     Net proceeds from disposition of real estate properties                     179,555                       -
     Investment in limited partnership                                        (1,250,395)             (3,203,564)
     Distributions received from limited partnership                           5,944,129               7,141,248
     Investment in corporate joint venture                                       (79,566)                      -
     Unsecured loan to General Partner                                                 -                 488,764
     Investments in certificates of deposit                                      (84,006)               (150,000)
     Proceeds from maturities of certificates of deposit                         550,000                       -
     Investment in commercial paper                                           (3,040,867)                      -
                                                                             -----------             -----------
         Net cash provided by (used in) investing activities                     867,116             (18,380,776)
                                                                             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership Units                                   9,193,566              13,176,560
     Partners' cash distributions                                             (4,733,054)             (4,587,638)
     Partners' capital withdrawals                                           (10,945,087)             (8,704,838)
                                                                             -----------             -----------
     Net cash used in financing activities                                    (6,484,575)               (115,916)
                                                                             -----------             -----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  6,283,079              (8,367,690)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          3,073,115              11,386,661
                                                                             -----------             -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                           $    9,356,194         $     3,018,971
                                                                             ===========             ===========

See notes 3, 4 and 5 for supplemental disclosure of non-cash investing and financing activities.
                          The accompanying notes are an
                  integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



    (1)  Organization

         Owens Mortgage Investment Fund (the Partnership), a California limited partnership, was formed on June 14, 1984 to invest in loans secured by first, second and third trust deeds, wraparound, participating and construction mortgage loans and leasehold interest mortgages. The Partnership commenced operations on the date of formation and will continue until December 31, 2034 unless dissolved prior thereto under the provisions of the partnership agreement.

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

         The general partners are authorized to offer and sell units in the Partnership up to an aggregate of 250,000,000 units outstanding at $1.00 per unit, representing $250,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 195,544,095 and 189,063,122, at September 30, 1998 and December
         31, 1997, respectively.

    (2)  Summary of Significant Accounting Policies

         (a)    General

                In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

                The Partnership accounts for its loans in accordance with the Financial Accounting Standards Board's Statement No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. Under Statement No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. Statement No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 118 clarifies interest income recognition and disclosure provisions of Statement No. 114.

                The Partnership does not recognize interest income on loans once they are determined to be impaired or once they become more than ninety days delinquent in payments until the interest is collected in cash. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

         (d)    Allowance for Loan Losses

                The Partnership maintains an allowance for loan losses equal to $3,500,000 as of September 30, 1998 and December 31, 1997.
                Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

                The outstanding balance of all loans delinquent in monthly payments greater than ninety days is $13,444,000 and $5,236,000 as of September 30, 1998 and December 31, 1997, respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from the borrower or when the payment of principal or interest is ninety days past due, unless OFG purchases the interest receivable from the Partnership. OFG was purchasing the interest receivable on delinquent Partnership loans in the total amount of $1,896,000 and $1,485,000 as of September 30, 1998 and December 31, 1997, respectively. As of September 30, 1998 and December 31, 1997, loans totaling $11,548,000 and $3,751,000, respectively, are classified as non-accrual loans.

                OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs. Purchases of interest receivable and payments made on loans by OFG during the nine months ended September 30, 1998 and the year ended December 31, 1997 but not collected as of September 30, 1998 and December 31, 1997, respectively, totaled approximately $179,000 and $219,000, respectively.

    (2)  Summary of Significant Accounting Policies, Continued

         (e)    Cash and Cash Equivalents

                Cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market funds and short-term certificates of deposit with original maturities of three months or less.

         (f)    Marketable Securities

                Marketable   securities  include  certificates  of  deposit  and
                commercial paper with various financial institutions with original maturities of up to one year. The Partnership classifies its debt securities as held-to-maturity, as the Partnership has the ability and intent to hold the securities until maturity. These securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new costs basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. There was no significant difference between the carrying value and the fair value of marketable securities as of September 30, 1998 and December 31, 1997.

         (g)    Real Estate Held for Sale

                Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

                Certain real estate held for sale acquired by the Partnership is held in a limited partnership and corporate joint venture. The Partnership accounts for its investments in the limited partnership and corporate joint venture under the equity method of accounting. The limited partnership and corporate joint venture investment in real estate is carried at the lower of cost or estimated fair value, less estimated costs to sell. The Partnership increases its investment by advances made to the limited partnership and corporate joint venture. Any profit or loss generated from the investment in limited partnership and corporate joint venture is recorded as a gain or loss on sale of real estate.

                In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of", the Partnership periodically compares the carrying value of real estate held for sale to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate held for sale made for the quarter and nine months ended September 30, 1998 and 1997.





    (2)  Summary of Significant Accounting Policies, Continued

         (h)    Income Taxes

                No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

    (3)  Loans Secured by Trust Deeds

                Loans secured by trust deeds as of September 30, 1998 and December 31, 1997 are as follows:


                                                September 30        December 31
                                                   1998                  1997
                                                   ----                  ----

              Income-producing properties    $  157,902,115    $    165,201,582
              Single-family residences            2,159,101           2,088,606
              Unimproved land                    16,384,987           7,424,419
                                                -----------         -----------

                                             $  176,446,203    $    174,714,607
                                                ===========         ===========


              First mortgages                 $  159,185,333        161,275,350
              Second mortgages                    16,699,954         12,744,274
              Third mortgages or
               all-inclusive deeds of trust          560,916            694,983
                                                 -----------        -----------

                                              $  176,446,203    $   174,714,607
                                                 ===========        ===========

         Scheduled maturities of loans secured by trust deeds as of September 30, 1998 and the interest rate sensitivity of such loans is as follows:

                                                   Fixed             Variable
             Year ending                          interest           interest
            September 30,                           rate               rate               Total

              1998 (Past Maturity)         $    17,466,378          4,155,449          21,621,827
              1999                              27,954,241          8,958,250          36,912,491
              2000                              48,449,477         19,139,027          67,588,504
              2001                               4,948,481          4,984,755           9,933,236
              2002                               1,810,634         10,545,467          12,356,101
              2003                               1,011,705          3,051,760           4,063,465
              Thereafter (through 2012)          7,435,357         16,535,222          23,970,579
                                             -------------      -------------      --------------

                                           $   109,076,273         67,369,930         176,446,203
                                             =============      =============      ==============

         Variable rate loans use as indices the one and five year Treasury Constant Maturity Index (4.41% and 4.24%, respectively, as of September 30, 1998), the prime rate (8.50% as of September 30, 1998) and the weighted average cost of funds index for Eleventh District savings institutions (4.899% as of September 30, 1998). Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

    (3)  Loans Secured by Trust Deeds, Continued

         The scheduled maturities for 1998 include approximately $21,622,000 of loans which are past maturity as of September 30, 1998, of which $7,448,000 represents loans for which interest payments are delinquent over ninety days. During the nine months ended September 30, 1998 and the year ended December 31, 1997, the Partnership refinanced loans totaling $9,941,000 and $2,741,000, respectively, thereby extending the maturity dates of such loans.

         The Partnership's total investment in loans delinquent over ninety days is $13,444,000 and $5,236,000 as of September 30, 1998 and December 31,
         1997, respectively. Of these amounts, approximately $3,893,000 and $3,279,000 were in the process of foreclosure as of September 30, 1998 and December 31, 1997. OFG has purchased the Partnership's receivables for delinquent interest of $82,000 and $73,000, related to delinquent loans for the nine months ended September 30, 1998 and 1997, respectively.

         The Partnership's investment in delinquent loans as of September 30, 1998 totals approximately $13,444,000, of which $8,026,000 has a specific related allowance for credit losses totaling approximately $2,215,000. There is a specific and non-specific allowance for credit losses of $1,285,000 for the remaining balance of $5,418,000 and for other current loans. There was no additional allowance for credit losses during the nine months ended September 30, 1998.

         The average recorded investment in impaired loans was $7,074,000 and $7,998,000 during the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. Interest income received on impaired loans during the nine months ended September 30, 1998 and the year ended December 31, 1997, totaled approximately $420,000 and $722,000, respectively, $360,000 and $670,000 of which was paid by borrowers and 963949075$60,000 and $52,000 of which related to purchases of interest receivable by OFG, respectively.

         As of September 30, 1998 and December 31, 1997, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 54% ($95,425,000) and 67% ($117,352,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust on real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.









     4)  Real Estate Held for Sale

         Real estate held for sale includes the following components as of September 30, 1998 and December 31, 1997:
                                                   September 30     December 31
                                                        1998            1997
                                                        ----            ----

         Real estate properties held for sale     $   9,165,112    $  9,699,656
         Investment in limited partnership              345,458       3,812,122
         Investment in corporate joint venture          718,929         639,363
                                                    -----------     -----------

                                                   $ 10,229,499      14,151,141
                                                     ==========      ==========

         Gain on sale of real estate includes the following components for the nine months ended September 30, 1998 and 1997:

                                                                               September 30         September 30
                                                                                   1998                 1997

              Gain on sale of real estate properties                         $      24,873                   -
              Gain on sale of real estate by limited partnership                 1,227,070           2,249,142
                                                                                 ---------         -----------

                                                                             $   1,251,943           2,249,142
                                                                                ==========         ===========

         (a)    Real Estate Properties Held for Sale

                Real estate properties held for sale at September 30, 1998 and December 31, 1997 consists of the following properties acquired through foreclosure in 1993 through 1998:

                                                                                   September 30       December 31
                                                                                       1998              1997
                Light industrial warehouse, Merced, California,
                  net of valuation allowance of $350,000                         $    650,028           650,000
                Commercial lot/residential development, Vallejo, California         1,039,116         1,030,566
                Commercial lot, Sacramento, California,
                  net of valuation allowance of $250,000                              299,828           299,828
                Office building and undeveloped land, Monterey, California,
                  net of valuation allowance of $200,000                            1,885,731         1,902,855
                Manufactured home subdivision development, Ione, California,
                  net of valuation allowance of $384,000                            2,565,010         2,451,286
                Self storage, Oakland, California                                     453,815           444,063
                Undeveloped land, Reno, Nevada                                        215,420           230,000
                Manufactured home subdivision development, Sonora, California,
                  net of valuation allowance of $712,000 as of December 31, 1997          ---         1,149,807
                Light industrial building, Paso Robles, California                  1,547,422         1,541,251
                Commercial building, Sacramento, California                            30,000               ---
                Commercial building, Gresham, Oregon                                  425,557               ---
                22% interest in 6-unit residential building, Oakland,
                    California                                                         53,185               ---
                                                                                    ---------         ---------

                                                                                  $ 9,165,112         9,699,656
                                                                                    =========         =========

         4)       Real Estate Held for Sale, Continued

                The acquisition of certain of these properties resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of $508,742 and $3,273,258 for the nine months ended September 30, 1998 and 1997, respectively.

                In February 1998, OFG purchased the manufactured home subdivision development property located in Sonora, California from the Partnership for $1,150,000. The Partnership carried back a loan secured by a trust deed on the property for the full purchase price. The note bears interest at 8% per annum and is due on demand.

                During 1997, the Partnership sold three properties for a sales price of approximately $1,659,000. On one of the three properties, the Partnership took back a loan secured by a trust deed in the amount of $840,000.

                During 1997, the Partnership sold two loans secured by second deeds of trust to OFG for $600,000 (face value). The Partnership subsequently purchased the property (located in Paso Robles, California) securing the loans at the senior lienholder's trustee sale for $1,350,000; thus, wiping out OFG's junior deeds of trust. OFG recorded a loss of $600,000 as a result of this transaction.

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

                During 1995, the Partnership entered into a limited partnership, WV-OMIF Partners, L.P. (WV-OMIF Partners) with an unrelated developer/builder, Wood Valley Development, Inc. (Woodvalley), for the purpose of constructing single-family homes on the 30 lots. The Partnership contributed the lots to WV-OMIF Partners in 1996 in exchange for a limited partnership interest. The $671,118 in capitalized costs incurred in 1995 was considered an advance to WV-OMIF Partners pursuant to the limited partnership agreement in 1996 when the lots were contributed. The Partnership provides advances to WV-OMIF Partners to develop and construct the homes. The Partnership is entitled to receive interest at a rate of prime plus 2% on the advances to WV-OMIF Partners.

                OFG and Woodvalley exercised their option of purchasing 34 similar lots which are interspersed among the 30 lots being developed by WV-OMIF Partners. WV-OMIF Partners incurred certain infrastructure costs which benefit all 64 lots, including the 34 lots developed by OFG and Woodvalley. As of September 30, 1998, OFG and Woodvalley had developed and sold 28 lots. As of September 30, 1998, OFG and Woodvalley had reimbursed all shared development costs in the total amount of $750,675 to WV-OMIF Partners from the sale of homes.



    (4)  Real Estate Held for Sale, Continued

                During the nine months ended September 30, 1998 and 1997, the Partnership advanced an additional $1,250,395 and $3,203,564 to WV-OMIF. WV-OMIF sold thirteen homes during the nine months ended September 30, 1998 for proceeds of $6,443,101, and the net gain allocable to the Partnership was $1,227,070, including interest income of $173,203. WV-OMIF Partners distributed $5,944,129 (including $102,579 in reimbursements from OFG and Woodvalley) to OMIF during the nine months ended September 30, 1998. WV-OMIF Partners sold fourteen homes during the nine months ended September 30, 1997 for proceeds of $7,545,606 and the net gain allocable to the Partnership was $2,249,142, including interest income of $274,557. WV-OMIF Partners distributed $7,141,248 (including $628,980 in reimbursements from OFG and Woodvalley) to OMIF during this period. The Partnership's investment in WV-OMIF Partners totaled $345,458 and $3,812,122 as of September 30, 1998 and December 31, 1997, respectively.

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

                During 1997, the Partnership capitalized $56,889 in costs incurred prior to the property being contributed to the Company and advanced $10,621 to the Company for development. During the nine months ended September 30, 1998, the Partnership advanced an additional $79,566 to the Company for development. The total investment in the corporate joint venture totals $718,929 and $639,363 as of September 30, 1998 and December 31, 1997, respectively.

    (4)  Real Estate Held for Sale, Continued

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

    (5)  Partners' Capital

         (a)    Allocations, Distributions and Withdrawals

                In accordance with the partnership agreement, the Partnership's profits and losses are allocated to each limited partner and the general partners in proportion to their respective capital accounts.

                Distributions of net income are made monthly to the limited partners in proportion to their weighted average capital accounts  as of the last day of the  preceding  calendar  month.
                Accrued distributions payable represent amounts to be distributed in January and October, 1998 based on their capital accounts as of December 31, 1997 and September 30, 1998, respectively.

                The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $7,789,174 and $7,550,799 for the nine months ended September 30, 1998 and 1997, respectively. Reinvested distributions are not shown as partners' cash distributions or proceeds from sale of partnership units in the accompanying statements of cash flows.

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

         (b)    Promotional Interest of General Partners

                The general partners contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with their promotional interest, the general partners have an interest equal to 1% of the limited partners' capital accounts. This promotional interest of the general partners of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the general partners' capital account as additional compensation. As of September 30, 1998, the general partners had made cash capital contributions of $995,622 to the Partnership. The general partners are required to continue cash capital contributions to the Partnership in order to maintain their required capital balance.

                The promotional interest expense charged to the Partnership was $38,460 and $59,856 for the nine months ended September 30, 1998 and 1997, respectively.

    (6)  Contingency Reserves

         In accordance with the partnership agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of the general partners (amounting to $995,622 at September 30, 1998), up to a maximum of 1/2 of 1% of the limited partners' capital accounts, will be available as an additional contingency reserve, if necessary.

         The contingency reserves required at September 30, 1998 and December 31, 1997 were approximately $3,980,000 and $3,829,000, respectively. Certificates of deposit, commercial paper and certain cash equivalents as of the same dates were accordingly maintained as reserves.



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

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months must be equal to or less than the stated limits. Management fees amounted to approximately $2,494,000 and $3,121,000 for the nine months ended September 30, 1998 and 1997, respectively, and are included in the accompanying statements of income. Service fee payments to OFG approximated $357,000 and $338,000 for the nine months ended September 30, 1998 and 1997, respectively, and are included in the accompanying statements of income.

         OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $292,000 and $258,000 for the nine months ended September 30, 1998 and 1997, respectively.

         OFG originates all loans the Partnership invests in and receives an investment evaluation fee from borrowers. Such fees earned by OFG amounted to approximately $1,341,000 and $1,983,000 for the nine months ended September 30, 1998 and 1997, respectively.

         During the nine months ended September 30, 1998, the Partnership sold the manufactured home subdivision development in Sonora Vista to OFG at a loss of approximately $2,000. An allowance for loss on this property in the amount of $712,000 had been recorded in 1997; therefore, the loss for the nine months ended September 30, 1998 was an additional $2,000. The Partnership carried back a loan from OFG for the entire purchase price of $1,150,000.

         During the nine months ended September 30, 1997, OFG purchased one delinquent loan secured by a trust deed from OMIF at face value in the total amount of $273,000 for assumption of a loan of the same amount. OFG subsequently foreclosed on the loan.

         Included in loans secured by trust deeds at September 30, 1998 and December 31, 1997 are notes totaling $2,095,332 and $2,215,549, respectively, which are secured by properties owned by OFG. The loans bear interest at 8% per annum and are due on demand. The Partnership earned interest income of approximately $104,000 and $133,000 during the nine months ended September 30, 1998 and 1997, respectively, from OFG under loans secured by trust deeds.



    (8)  Net Income Per Limited Partner Unit

         Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the three and nine month periods. These amounts were approximately 195,746,000 and 188,928,000 for the three months ended September 30, 1998 and 1997, respectively, and 194,839,000 and 185,346,000 for the nine months ended September 30, 1998 and 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997
-------------------------------

The net income decrease of approximately $780,000 (18.7%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 was primarily attributable to the increase in management fees to the Corporate General Partner from approximately $896,000 to $1,721,000 ($825,000 or 92.1%) for the three months ended September 30, 1997 and 1998, respectively. Management fees are in accordance with the Partnership Agreement (maximum of 2.75% annually of average mortgage loans). Although interest income on loans secured by trust deeds increased approximately $458,000 (10%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 as a result of the growth in the loan portfolio, total revenues only increased by $57,000 (1.1%) due to a loss on sale of real estate of approximately $2,000 during the three months ended September 30, 1998 as compared to gain on sale of real estate of $449,000 during the three months ended September 30, 1997. The loss on sale of real estate was a result of increased construction costs and fewer homes being sold, one and three, respectively, in the three months ended September 30, 1998 compared to the three months ended September 30, 1997 from the development limited partnership between the Partnership and Wood Valley Development, Inc. (see "Investment in Development Limited Partnership" below).

Results of Operations - Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997
-------------------------------

The net income increase of approximately $754,000 (6.1%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 was primarily attributable to the decrease in management fees paid to the Corporate General Partner pursuant to the Partnership Agreement from approximately $3,121,000 to $2,494,000 ($627,000 or 20.1%) for the nine months ended September 30, 1997 and 1998, respectively. Although interest income on loans secured by trust deeds increased approximately $1,016,000 (7.7%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 as a result of the growth in the loan portfolio, total revenues only increased by $81,000 (.05%) due to a decrease in gain on sale of real estate of $997,000 (44.3%). The decrease in gain on sale of real estate was a result of a decrease in the gain on sales of homes from the development limited partnership between the Partnership and Wood Valley Development, Inc. (see "Investment in Development Limited Partnership" below). This decrease was a result of increased construction costs, the homes sold in the nine months ended September 30, 1998 were generally less expensive homes with smaller profit margins, and one fewer home was sold during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.




Loan Portfolio

The number of Partnership mortgage investments decreased from 215 to 199 and the average loan balance increased from approximately $813,000 to $887,000 as of December 31, 1997 and September 30, 1998, respectively. The average mortgage investment made by the Partnership during the period of December 31, 1997 to September 30, 1998 was approximately $1,379,000 showing a trend of increasing average mortgage investments. These average loan increases reflect the
Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

The Corporate General Partner had previously purchased all interest receivable of the Partnership on all delinquent loans made or invested in by the Partnership. However, on loans originated by the Corporate General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the Corporate General Partner has adopted the policy to not purchase delinquent interest or principal. As of September 30, 1998 and December 31, 1997, there were approximately $11,548,000 and $3,751,000, respectively, in loans held by the Partnership on which payments were more than 90 days delinquent and on which such delinquent interest was not being purchased by the Corporate General Partner. The Corporate General Partner purchased approximately $82,000 and $73,000 in delinquent interest receivables of the Partnership during the nine months ended September 30, 1998 and 1997, respectively, that had not been collected from borrowers by the Corporate General Partner as of September 30, 1998 or 1997.

Approximately $13,444,000 (7.6%) and $5,236,000 (3.0%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of September 30, 1998 and December 31, 1997, respectively. Of these amounts, approximately $3,893,000 (2.2%) and $3,279,000 (1.9%) were in the process of foreclosure as of September 30, 1998 and December 31, 1997, respectively. Loans more than 90 days delinquent increased by $8,208,000 (157%) from December 31, 1997 to September 30, 1998 primarily due to two large loans which became delinquent during 1998. Management believes that there is adequate security in one of the loans with an outstanding principal balance of approximately $3,760,000, and that an additional loan loss reserve for this loan is not needed. The other loan with an outstanding principal balance of approximately $4,247,000 may result in a loss of principal to the Partnership, and, therefore, management has established a loan loss reserve for this loan in the amount of $550,000.

A loan loss reserve in the amount of $3,500,000 was maintained on the books of the Partnership as of September 30, 1998 and December 31, 1997. The Corporate General Partner believes that this loan loss reserve is adequate.

As of September 30, 1998 and December 31, 1997 approximately 54% and 67%, respectively, of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The decrease in the percentage of loans secured by real property in Northern California has primarily been due to the payoff of several loans secured by properties in Northern California and the purchase of new loans secured by properties outside of Northern California during the nine months ended September 30, 1998. In particular, the Partnership made one loan in the amount of $10,600,000 during the nine months ended September 30, 1998 which is secured by two income-producing properties located in the states of Washington and Montana. Also, as the real estate market in Southern California has gradually improved over the past six to eighteen months, more loans secured by real estate in Southern California have been invested in by the Partnership. In general, there has been increased competition in the lending business in Northern California, particularly in the San Francisco Bay Area, which has required the Corporate General Partner to expand its pursuit of loans in areas outside of this region.

The Partnership's investment in loans secured by unimproved land has increased by 121% since December 31, 1997 primarily due to an overall improvement in real estate market conditions in the past year which have made development and, thus, loans on unimproved land more attractive. All of the Partnership's loans secured by unimproved land or land in the process of being developed are first trust deeds. In addition, only one of these loans in the amount of $802,200 is more than 90 days delinquent in payment as of September 30, 1998.

The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the Corporate General Partner from January 1, 1994 through September 30, 1998:

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

The Corporate General Partner has purchased all delinquent interest receivable from the Partnership on the loans foreclosed on in 1994 and 1995. The delinquent interest on the loans foreclosed on in 1996 and 1997 was not purchased from the Partnership by the Corporate General Partner. Of these foreclosed loans, the Partnership held three mortgages totaling $765,332 as of September 30, 1998 on which the Corporate General Partner was making payments which were current. In addition, the Partnership held a mortgage in the amount of $1,150,000 secured by a property sold to the Corporate General Partner during the nine months ended September 30, 1998, on which the payments were current.

Real Estate Properties Held for Sale

The Partnership currently holds title to eleven properties which were foreclosed on from January 1, 1993 through September 30, 1998. Since 1993, the Partnership's investment in real estate held for sale has increased due to the Corporate General Partner's policy to generally not acquire property subject to foreclosure on which the Partnership has a trust deed investment. During the nine months ended September 30, 1998, the Partnership acquired through foreclosure a 22% interest in a multi-unit residential building in Oakland, California, a commercial building located in Sacramento, California and a commercial building located in Gresham, Oregon on which it had trust deed investments of $53,185, $30,000 and $425,000, respectively. In addition, in February 1998, the Partnership sold the manufactured home subdivision development property located in Sonora, California to the Corporate General Partner for $1,150,000, resulting in a loss of approximately $2,000.

The properties located in Merced, Vallejo and Sacramento, California, Reno, Nevada and Gresham, Oregon do not currently generate revenue. Although expenses from rental properties have increased from approximately $323,000 to $499,000 (54%) for the nine months ended September 30, 1997 and 1998, respectively, revenues associated with these properties have also increased from $240,000 to $476,000 (98%) for the nine months ended September 30, 1997 and 1998, respectively, thus generating a small net loss from real estate held for sale of $23,000 during the nine months ended September 30, 1998. The increase in expenses is primarily attributable to the increased number of real estate properties owned. The increase in rental revenues is attributable to the increased number of properties held which are generating income as of September 30, 1998 as compared to September 30, 1997.

Investment in Development Limited Partnership

The development limited partnership is building single-family residences of between approximately 2,200 and 2,800 square feet on the lots. During the three months ended September 30, 1998 and 1997, one and three homes, respectively, were sold for aggregate proceeds of $470,991 and $1,635,346, respectively, and the development limited partnership distributed $486,665 and $2,574,940, respectively, (including $15,002 and $186,411, respectively, from the joint venture formed between the Corporate General Partner and Wood Valley, Inc.) to the Partnership, $81,631 and $449,015, respectively, of which represented profit and interest. During the nine months ended September 30, 1998 and 1997, thirteen and fourteen homes, respectively, were sold for aggregate proceeds of $6,443,101 and $7,545,606, respectively, and the development limited partnership distributed $5,944,129 and $7,141,248, respectively, (including $102,579 and $628,980, respectively, from the joint venture formed between the Corporate General Partner and Wood Valley, Inc.) to the Partnership, $1,227,070 and
$2,249,142, respectively, of which represented profit and interest. As of September 30, 1998, a total of 29 homes had been completed and sold and escrow closed on the remaining home in October 1998.

During the nine months ended September 30, 1998, the Partnership had advanced additional development costs aggregating $1,250,395 to WV-OMIF Partners. The Partnership's investment in WV-OMIF Partners totaled $345,458 and $3,812,122 as of September 30, 1998 and December 31, 1997, respectively.

As of September 30, 1998, OFG and Woodvalley had reimbursed all shared development costs in the total amount of $750,675 to WV-OMIF Partners (an additional $102,579 since December 31, 1997).

Investment in Corporate Joint Venture

During the nine months ended September 30, 1998, the Partnership advanced an additional $79,566 to the corporate joint venture for development. The total investment in the corporate joint venture was $718,929 and $639,363 as of September 30, 1998 and December 31, 1997, respectively. The Company received all development approvals in the third quarter of 1998 and expects to begin construction in the Spring of 1999.

Interest Receivable and Accounts Payable and Accrued Liabilities

Interest receivable increased from approximately $1,774,000 as of December 31, 1997 to $2,724,000 as of September 30, 1998 ($950,000 or 53.6%) due primarily to interest income accrued on one large loan which was paid at the maturity date of the loan and also due to the growth in the loan portfolio in general. Accounts payable and accrued liablities increased from approximately $50,000 as of December 31, 1997 to $1,548,000 as of September 30, 1998 ($1,498,000 or 2996%)
due primarily to accrued management fees for the months of August and September which are in accordance with the Partnership Agreement.

Cash and Cash Equivalents, Certificates of Deposit and Commercial Paper

Cash and cash equivalents, certificates of deposit and commercial paper have increased from approximately $4,073,000 as of December 31, 1997 to $12,931,000 as of September 30, 1998, respectively ($8,858,000 or 217%). This increase is primarily attributable to distributions received from the development limited partnership during the nine months ended September 30, 1998 without the investment in new loans of the same amount during the period and from continuing limited partner contributions (including rollover of limited partner income) during the period.

Liquidity and Capital Resources

The Partnership relies upon purchases of limited partnership interests and loan payoffs for the creation of capital for mortgage investments. The Partnership has not and does not intend to borrow money for investment purposes.

There has been little variation in the percentage of capital withdrawals to total capital invested by the limited partners in recent years excluding distributions of net income to limited partners. This withdrawal percentage has been 7.37%, 6.11%, 7.85% and 6.63% for the years ended December 31, 1994, 1995,
1996 and 1997 and 7.48% (annualized) for the nine months ended September 30, 1998. These percentages are calculated by averaging, on an annual basis, the sum of the capital withdrawals for each calendar quarter divided by the total limited partner capital as of the end of each quarter. Management of the Partnership does not expect the trend of capital withdrawals in relation to total capital invested to change substantially in subsequent periods.

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

Contingency Reserves

The Partnership maintains cash, certificates of deposit and commercial paper as contingency reserves in an aggregate amount of at least 2% of the aggregate capital accounts of the Limited Partners. To the extent that such funds are not sufficient to pay expenses in excess of revenues or to meet any obligation of the Partnership, it may be necessary for the Partnership to sell or otherwise liquidate certain of its investments on terms which may not be favorable to the Partnership.

Current Economic Conditions

Although the current economic climate in Northern California and the Western United States is generally strong, many areas outside of the San Francisco Bay Area and throughout the Western United States continue to experience depressed values created by the real estate recession of the early 1990's. Other than the loss incurred in February 1998 on the sale to the Corporate General Partner of the Sonora property acquired by the Partnership through foreclosure, the Partnership has not sustained any material losses to date due primarily to the Corporate General Partner's prior practice of purchasing delinquent interest and purchasing loans prior to foreclosure. The Corporate General Partner has ceased such practices, with very limited exceptions. Assuming the Corporate General Partner continues in this manner, the Partnership is likely to sustain losses with respect to loans secured by properties located in areas of declining real estate values.

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

Effective May 1, 1998, the Partnership became generally closed to new investments on a temporary basis and remained closed as of September 30, 1998. However, when the Partnership is open, additional investments from new and existing Limited Partners are received on a monthly basis which provide capital for loans, purchases of existing notes and redemption of existing Limited Partnership Units.




Year 2000 Readiness

Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at most companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The Corporate General Partner depends on the use of computers and related systems to provide timely, accurate information essential to the management and operation of the Partnership. These systems include both information technology (IT) and non-information technology (non-IT) systems. For IT and non-IT systems developed by independent third parties (externally-developed), the Corporate General Partner has obtained representations from their vendors and suppliers that these systems are Year 2000 compliant; however, internal testing of these systems has not yet been completed. The computer programs used by the Corporate General Partner to account for mortgage loan investments, investments in Units and other items are internally-developed IT systems. These IT systems have been reviewed by independent consultants engaged to determine whether these programs are able to recognize the year 2000 and the consultants are in the process of modifying all internally-developed IT systems to make them Year 2000 compliant. Completion of remediation efforts and testing are expected to take place in early 1999.

Although not anticipated by the Corporate General Partner, a failure to adequately address the Year 2000 issue could result in the misstatement of reported information, the inability to accurately track mortgage investments and payments due or other operational problems. If IT systems are not operational in the Year 2000, the Corporate General Partner has determined that they can operate manually for several months while correcting the system problems before experiencing material adverse effects on the Partnership's and the Corporate General Partner's business and results of operations. However, shifting portions of daily operations to manual processes may result in time delays and increased processing costs. Additionally, the Partnership and Corporate General Partner may not be able to provide borrowers and investors with timely and pertinent information, which may negatively affect customer relations and lead to the potential loss of new loans and limited partner investments.

The Corporate General Partner is in the process of assessing Year 2000 issues with third parties, comprised primarily of certain financial institutions and other vendors, with whom the Partnership has a material business relationship (Third Parties). Currently, the Partnership believes that if a significant portion of these financial institutions is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The Corporate General Partner is in the process of sending letters to these and other Third Parties requesting representations of their Year 2000 readiness.

Based on the preliminary results of the consultants' testing and remediation, the Corporate General Partner does not anticipate significant costs, uncertainties or problems associated with becoming Year 2000 compliant. The total costs to remedy Year 2000 issues will be paid by the Corporate General Partner. None of such costs will be reimbursed by the Partnership.


Forward Looking Statements and Other Risk Factors

The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of the assumptions made by the Corporate General Partner or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct.

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. The Corporate General Partner's Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or the Corporate General Partner, but who also has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct business. While the Corporate General Partner is attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the Corporate General Partner for these Third Parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the Corporate General Partner's systems fail, whether because of unforeseen complications or because of Third Parties failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Corporate General Partner believes this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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



Dated:  November 15, 1998              OWENS MORTGAGE INVESTMENT FUND
                                       a California Limited Partnership
                                       (Registrant)

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