Form 10KT405
period 1998-12-31
OWENS MORTGAGE INVESTMENT FUND
filed 1999-03-22
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of The Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1998            Commission file number
                                                                 0-17248

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


     California                                                  68-0023931
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

2221 Olympic Boulevard
Walnut Creek, California                                         94595
(Address of principal executive                                (Zip Code)
offices)

Registrant's telephone number,
including area code                                           (925) 935-3840

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with Registrant's Registration Statement No.333-71299 are incorporated by reference into Part IV.

Exhibit Index at page 47.

                                     Part I

Item 1. Business

         The Partnership is a California limited partnership organized on June 14, 1984, which invests in first, second, third, wraparound and construction mortgage loans and loans on leasehold interest mortgages. In June 1985, the Partnership became the successor-in-interest to, and acquired the assets and limited partners of, Owens Mortgage Investment Fund I, a California limited partnership formed in June 1983 with the same policies and objectives as the Partnership. In October 1992, the Partnership changed its name from Owens Mortgage Investment Partnership II to Owens Mortgage Investment Fund, a California Limited Partnership. The address of the Partnership is P.O. Box 2400, 2221 Olympic Blvd., Walnut Creek, CA 94595. Its telephone number is (925) 935-3840.

         The General Partner makes and arranges or purchases all of the loans invested in by the Partnership. In connection with the investment in loans, the Partnership in limited instances may acquire an equity interest in the underlying real property in the form of a shared appreciation interest. To date, the Partnership has not acquired any material shared appreciation interests. The Partnership's mortgage loans are secured by mortgages on unimproved, improved, income-producing and non-income-producing real property, such as apartments, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.

         The following table shows the growth in total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 1998, 1997, 1996, 1995, 1994 and 1993.

                                        Total Partners'                Mortgage                    Net
                                           Capital                    Investments                 Income

1998 ...........................         $   201,340,802            $   182,721,465           $    16,978,692
1997............................         $   190,731,135            $   174,714,607           $    15,420,247
1996............................         $   176,840,104            $   154,148,933           $    14,758,412
1995............................         $   164,744,443            $   151,350,591           $    13,491,375
1994............................         $   151,846,728            $   145,050,213           $    12,709,424
1993............................         $   137,583,163            $   133,549,495           $     9,318,645

         As of December 31, 1998, the Partnership held investments in 187 mortgage loans, secured by liens on title and leasehold interests in real property, and one loan secured by a collateral assignment of a limited liability company that owns and is developing commercial real property in Arizona. 48% of the mortgage loans are located in Northern California. The remaining 52% are located in Southern California, Oregon, Washington, Montana, Nevada, Arizona, and Hawaii.


















The following table sets forth the types and maturities of mortgage investments held by the Partnership as of September 30, 1998:


TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 1998)

                                                        Number of Loans         Amount            Percent

1st Mortgages....................................                151        $ 162,597,467           88.99%
2nd Mortgages....................................                 34           19,223,907           10.52%
3rd Mortgages....................................                  2              548,967             .30%
4th Mortgages....................................                  1              351,124             .19%
                                                                 ---        -------------          ------
                                                                 188        $ 182,721,465          100.00%
                                                                 ===        =============          =======



Maturing on or before December 31, 1999 (1)......                 83         $ 73,197,674           40.06%
Maturing on or between January 1, 2000 and December               67           83,551,214           45.73%
  31, 2002.......................................
Maturing on or between January 1, 2003 and September              38           25,972,577           14.21%
1, 2018                                                          ---        -------------          -------

                                                                 188        $ 182,721,465          100.00%
                                                                 ===        =============          =======


Income Producing Properties......................                160        $ 162,768,798           89.08%
Single Family Residences.........................                 13            2,360,417            1.29%
Unimproved land..................................                 15           17,592,250            9.63%
                                                                 ---        -------------          -------
                                                                 188        $ 182,721,465          100.00%
                                                                 ===        =============          =======

--------

(1) $23,418,000 was past maturity as of December 31, 1998.

         The average loan balance of the mortgage loan portfolio of $972,000 as of December 31, 1998 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured by commercial properties. Of such investments, 37% earn a variable rate of interest and 63% earn a fixed rate of interest. All were negotiated according to the Partnership's investment standards.

         Due to general economic conditions, certain sectors of the commercial real estate market have recently experienced increases in both values and rental rates and decreases in vacancy rates. When the General Partner experiences increased competition for quality loans, as has been the case during 1998, it continues to use relatively low loan-to-value ratios as a major criteria in making loans to minimize the risk of being undersecured.

         As of December 31, 1998, the Partnership was invested in construction loans in the amount of approximately $13,924,000 and in loans partially secured by a leasehold interest of $13,531,000.




         The   Partnership   has  other  assets  in  addition  to  its  mortgage
investments, comprised principally of the following:

               $11,779,000 in cash, cash equivalents and marketable securities which is held for investment, required to transact the business of the Partnership, or in conjunction with contingency reserve requirements;

               $9,971,000 in real estate acquired through foreclosure (including $806,000 in the corporate joint venture formed to develop the property located in Los Gatos, California); and

               $1,381,000 in interest receivable.

Delinquencies

         The General Partner does not regularly examine the existing loan portfolio to see if acceptable loan-to-value ratios are being maintained because the majority of loans mature in a period of only 1-7 years. The General Partner will perform an internal review on a property securing a loan in the following circumstances:

               payments on the loan securing the property become delinquent;

               the loan is past maturity;

               it learns of physical changes to the property securing the loan or to the area in which the property is located; or

               it learns of changes to the economic condition of the borrower or of leasing activity of the property securing the loan.

         A review includes a physical evaluation of the property and the area in which the property is located, the financial stability of the borrower, and the property's tenant mix. The General Partner may then work with the borrower to bring the loan current.

         As of December 31, 1998, the Partnership's portfolio included $8,710,000 (compared with $5,236,000 as of December 31, 1997) of loans delinquent more than 90 days, representing 4.8% of the Partnership's investment in mortgage loans. Loans delinquent more than 90 days have historically represented between 3% to 10% of the total loans outstanding at any given time. The balance of delinquent loans at December 31, 1998 includes $3,657,000 (compared with $3,279,000 as of December 31, 1997) in the process of foreclosure and $4,000 (compared with $184,000 as of December 31, 1997) involving loans to borrowers who are in bankruptcy. The General Partner believes that these loans may result in a loss of principal and interest. However, the General Partner believes that the $3,500,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 1998 is sufficient to cover any potential losses of principal. With the exception of the Sonora property on which the Partnership recorded a loss of $712,000 in 1997, the Partnership has not suffered material losses on defaults or foreclosures.

         Of the $5,236,000 that was delinquent as of December 31, 1997, $3,098,000 remained delinquent as of December 31, 1998, $1,172,000 was paid off, $331,000 became current, $455,000 became real estate acquired through foreclosure of the Partnership and $180,000 became real estate owned by an affiliate of the General Partner.

         Although not required to do so, the General Partner has at times in the past purchased certain loans from the Partnership at the time of foreclosure for the unpaid principal amount in order to prevent the Partnership from suffering a loss upon foreclosure. This generally occurred where there was more than one investor in the loan for which the property provided security and because the General Partner wanted to avoid administrative problems associated with multiple ownership of real property. For the most part, the General Partner will no longer purchase defaulted loans from the Partnership and will act to cause the Partnership to foreclose and obtain title to the real property securing the loan when necessary to enforce the Partnership's rights to the security. Losses from delinquencies may increase as a result.

         Despite this general policy change, where payments on delinquent loans are not made currently by the borrowers, the General Partner has chosen to continue to purchase the Partnership's receivables for delinquent interest on a monthly basis only on certain loans originated prior to May 1, 1993. Such loans totaled $806,000 as of December 31, 1998. The amount of purchases made during the years ended December 31, 1998 and 1997 was $110,000 and $87,000, respectively. Such payments have been recorded by the Partnership as interest payments as if made by the borrower, and have not been classified as contributions by the General Partner or as loans made by the General Partner. The Partnership has no obligation to repay such amounts to the General Partner.

         Following  is  a  table  representing  the  Partnership's   delinquency
experience (over 90 days) as of December 31, 1995, 1996, 1997 and 1998:

                                                    1995               1996              1997               1998
                                                    ----               ----              ----               ----
Delinquent Loans.......................       $     12,037,000   $    11,348,000   $    5,236,000     $     8,710,000
Nonperforming Delinquent Loans.........       $      8,309,000   $    10,012,000   $    3,751,000     $     7,904,000
Total Mortgage Investments.............       $    151,351,000   $   154,149,000   $  174,715,000     $   182,721,465
Percent of Delinquent Loans to Total Loans               7.95%             7.36%            3.00%               4.77%
Percent of Nonperforming Delinquent Loans
  to Total Loans.......................                  5.49%             6.50%            2.15%               4.33%

         The following delinquent loans formerly held by the Partnership have been acquired and foreclosed upon by the General Partner from January 1, 1994 through December 31, 1998:

                                 Delinquent                 Year
             Principal            Interest               Foreclosed
           $    58,000           $   4,417                  1994
             1,184,223             252,810                  1995
             2,320,000              86,981                  1996
               613,400              50,625                  1997
                    --                  --                  1998

         Should the General Partner realize any further gain or loss on the disposition or operation of a property acquired by the General Partner through foreclosure of a Partnership loan, the General Partner will retain such gain or absorb such loss. The Partnership will not have any claim to any gain nor will it be liable for any loss on such activities.

         If the delinquency rate increases on loans held by the Partnership, the interest income of the Partnership will be reduced by a proportionate amount. For example, if an additional 10% of the Partnership loans become delinquent, the mortgage interest income of the Partnership would be reduced by approximately 10%. If a mortgage loan held by the Partnership is foreclosed on, the Partnership will acquire ownership of real property and the inherent benefits and detriments of such.








Compensation to the General Partner

         The  General  Partner   receives  various  forms  of  compensation  and
reimbursement of expenses from the Partnership and compensation from borrowers under mortgage loans held by the Partnership.

Compensation and Reimbursement from the Partnership

         Management Fees

          The Partnership pays the General Partner a management fee monthly that cannot exceed 2 3/4% annually of the average unpaid balance of the Partnership's mortgage loans at the end of each of the 12 months in the calendar year. Until the Partnership Agreement was amended in December 1998 with the approval of a majority-in-interest of the limited partners, the General Partner's management fee was limited to 1 3/4% in any calendar year in which it did not purchase any delinquent interest receivables or underlying delinquent loans from the Partnership. Since this fee is paid monthly, it could exceed 2 3/4% in one or more months, but the total fee in any one year is limited to a maximum of 2 3/4%, and any amount paid above this must be repaid by the General Partner to the Partnership. The General Partner is entitled to receive a management fee on all loans, including those that are delinquent. The General Partner believes this is justified by the added effort associated with such loans. The management fees may vary from month to month and are at the discretion of the General Partner.

         Servicing Fees

         The General Partner has serviced all of the mortgage loans held by the Partnership and expects to continue this policy. The Partnership Agreement permits the General Partner to receive from the Partnership a monthly servicing fee of 1/4 of 1% per annum of the unpaid balance of mortgage loans held by the Partnership.

         Promotional Interest

          The General Partner receives a promotional interest of 1/2 of 1% of the aggregate capital accounts of the limited partners, which is additional compensation to the General Partner. In addition, the General Partner could receive additional distributions of Partnership income from its promotional interest. For example, if the Partnership generates an annual yield on capital of the limited partners of 10%, the General Partner would receive additional distributions on its promotional interest of approximately $150,000 per year if $300,000,000 of Units were outstanding. If the Partnership were liquidated, the General Partner could receive up to $1,500,000 in capital distributions without having made equivalent cash contributions as a result of its promotional interest. These capital distributions, however, will be made only after the limited partners have received 100% of their capital contributions.

         Reimbursement of Other Expenses

          The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement).

Compensation from Borrowers

         In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.




         Investment Evaluation Fees

         Investment evaluation fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers. The amount of these fees is determined by competitive conditions and may have a direct effect on the interest rate borrowers are willing to pay the Partnership.

         Late Payment Charges

         All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner.

         Table of Compensation and Reimbursed Expenses

         The following table summarizes the compensation and reimbursed expenses paid to the General Partner or its affiliates for the years ended December 31, 1998 and 1997, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms'-length negotiation.

                                                      Year Ended                             Year Ended
                                                    December 31, 1998                     December 31, 1997

Form of Compensation                             Actual          Maximum                Actual             Maximum
                                                                  Allowable                              Allowable

Management Fees*.....................          $ 3,250,000      $ 4,784,000          $ 3,879,000         $ 4,614,000
Promotional Interest.................               50,000           50,000               71,000              71,000
                                             -------------    -------------        -------------       -------------
Subtotal.............................          $ 3,300,000      $ 4,834,000          $ 3,950,000         $ 4,685,000
                                               -----------      -----------          -----------         -----------


Reimbursement of Other Expenses......         $    151,000     $    151,000        $      57,000       $      57,000
                                              ------------     ------------        -------------       -------------
Total                                          $ 3,451,000      $ 4,985,000          $ 4,007,000         $ 4,742,000
                                               ===========      ===========          ===========         ===========

Investment Evaluation Fees...........          $ 1,724,000      $ 1,724,000          $ 2,994,000         $ 2,994,000
Servicing Fees.......................              472,000          472,000              421,000             421,000
Late Payment Charges.................              382,000          382,000              409,000             409,000
                                             -------------    -------------        -------------       -------------
Total                                          $ 2,578,000      $ 2,578,000          $ 3,824,000         $ 3,824,000
                                               ===========      ===========          ===========         ===========

-------
* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the partners.

         Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 1998 and 1997, exclusive of expense reimbursement, was $5,878,000 and $7,774,000, respectively, or 2.9% and 4.1%, respectively, of partners' capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $7,412,000 and $8,509,000, respectively, or 3.7% and 4.5%, respectively, of partners' capital, which would have reduced net income allocated to limited partners by approximately 9.1% and 4.8%, respectively.

         The General Partner believes that the maximum allowable compensation payable to the General Partner is commensurate with the services provided. However, in order to maintain a competitive yield for the Partnership, the General Partner in the past has chosen not to take the maximum allowable compensation. If it chooses to take the maximum allowable, the amount of net income available for distribution to limited partners would be reduced during each such year.


Principal Investment Objectives

         The Partnership invests primarily in mortgage loans on commercial, industrial and residential income-producing real property and land. The General Partner negotiates the terms of and makes or purchases all loans, which are then acquired by the Partnership, on a loan-by-loan basis.

         The Partnership's two principal investment objectives are to preserve the capital of the Partnership and provide monthly cash distributions to the limited partners. It is not an objective of the Partnership to provide tax-sheltered income. Under the Partnership Agreement, the General Partner would be permitted to modify these investment objectives without the vote of limited partners but has no authority to do anything that would make it impossible to carry on the ordinary business as a mortgage investment limited partnership.

         The General Partner locates and identifies virtually all mortgages the Partnership invests in and makes all investment decisions on behalf of the Partnership in its sole discretion. The limited partners are not entitled to act on any proposed investment. In evaluating prospective investments, the General Partner considers such factors as the following:

               the ratio of the amount of the investment to the value of the property by which it is secured;

               the property's potential for capital appreciation;

               expected levels of rental and occupancy rates;

               current and projected cash flow of the property;

               potential for rental increases;

               the degree of liquidity of the investment;

               geographic location of the property;

               the condition and use of the property;

               the property's income-producing capacity;

               the quality, experience and creditworthiness of the borrower;

               general economic conditions in the area where the property is located; and

               any  other  factors  which  the  General  Partner   believes  are
               relevant.

         Substantially all investment loans of the Partnership are originated by the General Partner, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, the General Partner is continuously evaluating prospective investments. The General Partner originates loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. The Partnership may purchase existing loans that were originated by other lenders. Such a loan might be obtained by the General Partner from a third party and sold to the Partnership at an amount equal to or less than its face value. The General Partner evaluates all potential mortgage loan investments to determine if the security for the loan and the loan-to-value ratio meets the standards established for the Partnership, and if the loan can meet the Partnership's investment criteria and objectives. An appraisal will be ordered on the property securing the loan, and an officer, director, agent or employee of the General Partner will inspect the property during the loan approval process.

         The Partnership requires that each borrower obtain a title insurance policy as to the priority of the mortgage and the condition of title. The Partnership obtains an independent, on-site appraisal from a qualified appraiser for each property in which it invests. Appraisals will ordinarily take into account factors such as property location, age, condition, estimated building cost, community and site data, valuation of land, valuation by cost, valuation by income, economic market analysis, and correlation of the foregoing valuation methods. The General Partner additionally relies on its own independent analysis in determining whether or not to arrange a particular mortgage loan for the Partnership.

Types of Mortgage Loans

         The Partnership invests in first, second, and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. The Partnership does not ordinarily make or invest in mortgage loans with a maturity of more than 15 years, and most loans have terms of 1-7 years. All loans provide for monthly payments of interest and some also provide for principal amortization, although many Partnership loans provide for payments of interest only and a payment of principal in full at the end of the loan term. The General Partner does not originate loans with negative amortization provisions.

         First Mortgage Loans

         First mortgage loans are secured by first deeds of trust on real property. Such loans are generally for terms of 1-7 years. In addition, such loans do not usually exceed 80% of the appraised value of improved residential real property, 50% of the appraised value of unimproved real property, and 75% of the appraised value of commercial property.

         Second and Wraparound Mortgage Loans

         Second and wraparound mortgage loans are secured by second or wraparound deeds of trust on real property which is already subject to prior mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the mortgaged property. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loans, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, the Partnership generally makes principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans.

         Third Mortgage Loans

         Third  mortgage  loans  are  secured  by  third  deeds of trust on real property which is already subject to prior first and second mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the mortgaged property.

         Construction Loans

         Construction loans are loans made for both original development and renovation of property. Construction loans invested in by the Partnership are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the mortgaged property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value.

         The Partnership will not usually disburse funds on a construction loan until work in the previous phase of the project has been completed, and an independent inspector has verified certain aspects of the construction and its costs. In addition, the Partnership requires the submission of signed labor and material lien releases by the borrower in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds.

         Leasehold Interest Loans

         Loans on leasehold interests are secured by an assignment of the borrower's leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest and require personal guarantees of the borrowers. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans all permit the General Partner to cure any default under the lease.

         Variable Rate Loans

         Approximately 37% ($66,852,000) of the Partnership's loans as of December 31, 1998 bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).

         The General Partner may negotiate spreads over these indices of from 2.5% to 5.5%, depending upon market conditions at the time the loan is made.

         The following is a summary of the various indices described above as of December 31, 1998 and 1997:

                                                       1998                1997
                                                       ----                ----

     One-year Treasury Constant Maturity Index        4.59%                5.51%

     Five-year Treasury Constant Maturity Index       4.59%                5.71%

     Prime Rate Index                                 7.75%                8.50%

     Monthly Weighted Average Cost of Funds for
       Eleventh District Savings Institutions         4.69%                4.96%

         It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to the Partnership. The General Partner attempts to minimize such interest rate differential by tying variable rate loans to indices that are more sensitive to fluctuations in market rates. In addition, most variable rate loans originated by the General Partner contain provisions under which the interest rate cannot fall below the starting rate.

         Interest Rate Caps

         All variable rate loans acquired by the Partnership have interest rate caps. The interest rate cap is generally a ceiling that is 2-4% above the starting rate with a floor rate equal to the starting rate. The inherent risk in interest rate caps occurs when general market interest rates exceed the cap rate.

         Assumability

         Variable rate loans of 5 to 10 year maturities are generally not assumable without the prior consent of the General Partner. The Partnership does not typically make or invest in other assumable loans. To minimize risk to the Partnership, any borrower assuming a loan is subject to the same stringent underwriting criteria as the original borrower.

Prepayment Penalties

         The Partnership's loans typically do not contain prepayment penalties. If the Partnership's loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds. However, as of December 31, 1998, $66,852,000 (approximately 37%) of the mortgage loans held in the Partnership's portfolio were variable rate loans which by their terms generally have lower interest rates in a market of falling interest rates, thereby providing lower yields to the Partnership. However, these loans are written with relatively high minimum interest rates, which generally minimizes the risk of lower yields.

Balloon Payment

         A majority of the loans made or invested in by the Partnership require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

Equity Interests and Participation in Real Property

         As part of investing in or making a mortgage loan the Partnership may acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation. During 1998, the Partnership invested in a loan in the amount of $2,000,000 that is secured by an assignment of a 49% interest in a limited liability company (LLC) and a direct 2% ownership in the LLC. The LLC owns a retail shopping center located in Sedona, Arizona.

Debt Coverage Standard for Mortgage Loans

         Loans on commercial property require the net annual estimated cash flow to equal or exceed the annual payments required on the mortgage loan.

Loan Limit Amount

         The Partnership limits the amount of its investment in any single mortgage loan, and the amount of its investment in mortgage loans to any one borrower, to 10% of the total Partnership assets as of the date the loan is made.

Mortgage Loans to Affiliates

         The Partnership will not invest in mortgage loans made to the General Partner, affiliates of the General Partner, or any limited partnership or entity affiliated with or organized by the General Partner. However, the Partnership may acquire investment in a mortgage loan payable by the General Partner when the General Partner has assumed by foreclosure the obligations of the borrower under that loan. As of December 31, 1998, the Partnership had one secured loan under which an affiliate of the General Partner was obligated in the total amount of $180,000.

Purchase of Loans from Affiliates

         Although it has never done so, the Partnership may purchase loans from the General Partner or its affiliates that were originated by the General Partner and first held for its own portfolio, as long as the loan is not in default and otherwise satisfies all of the Partnership's lending criteria. In addition, if the loan did not originate within the 90 days prior to its purchase by the Partnership from the General Partner, the General Partner must retain a minimum of a 10% interest in the loan. This requirement also applies to any loan originated by an affiliate of the General Partner.

Borrowing

         The Partnership has not incurred indebtedness for the purpose of investing in mortgage loans. However, the Partnership may incur indebtedness in order to prevent default under mortgage loans which are senior to the Partnership's mortgage loans or to discharge senior mortgage loans if this becomes necessary to protect the Partnership's investment in mortgage loans. Such short-term indebtedness may be with recourse to the Partnership's assets. In addition, although the Partnership has not historically done so, the Partnership may incur indebtedness in order to operate or develop a property that the Partnership acquires under a defaulted loan.

Repayment of Mortgages On Sales of Properties

         The Partnership invests in mortgage loans and does not acquire real estate or engage in real estate operations or development (other than when the Partnership forecloses on a loan or takes over management of such foreclosed property). The Partnership also does not invest in mortgage loans primarily for sale or other disposition in the ordinary course of business.

         The Partnership may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. This may be done if the General Partner determines that repayment appears to be advantageous to the Partnership based upon then-current interest rates, the length of time that the loan has been held by the Partnership, the credit-worthiness of the buyer and the objectives of the Partnership. The net proceeds to the Partnership from any sale or repayment are invested in new mortgage loans, held as cash or distributed to the partners at such times and in such intervals as the General Partner in its sole discretion determines.

No Trust or Investment Company Activities

         The Partnership has not qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and, therefore, is not subject to the restrictions on its activities that are imposed on real estate investment trusts. The Partnership conducts its business so that it is not an "investment company" within the meaning of the Investment Company Act of 1940. It is the intention of the Partnership to conduct its business in such manner as not to be deemed a "dealer" in mortgage loans for federal income tax purposes.

Miscellaneous Policies and Procedures

         The Partnership will not:

               issue securities senior to the Units or issue any Units or other securities for other than cash;

               invest in the securities of other issuers for the purpose of exercising control, except in connection with the exercise of its rights as a secured lender;

               underwrite securities of other issuers; or

               offer securities in exchange for property.








Competition and General Economic Conditions

         The Partnership's major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part because the General Partner generates all of its loans. The General Partner has been in the business of making or investing in mortgage loans in Northern California since 1951 and has developed a quality reputation and recognition within the field.

         For the past few years, the major institutional lenders have not been as active in the commercial mortgage market as in past years. Recently, however, many major institutional lenders have reentered the commercial mortgage market due to a stronger economy, stabilized property values and leasing rates, and the decrease in demand for residential loans. This has created increased competition to the Partnership for investments in mortgages secured by commercial properties, creating downward pressure on interest rates. As such, interest rates of mortgage investments held by the Partnership have generally decreased over the past several months and may decrease further in the near future, reducing the net income of the Partnership and the yield earned by the limited partners.

Item 2. Properties

         Between 1993 and 1998, the Partnership has foreclosed on certain delinquent mortgage loans and has acquired title to the properties securing the loans. As of December 31, 1998, the Partnership held title to eleven properties that were acquired through foreclosure. All of the properties are either currently being marketed for sale or will be marketed for sale in the foreseeable future. None of the properties individually has a book value greater than 2% of total Partnership assets as of December 31, 1998.

               The Partnership's title to all eleven properties is held as fee simple.

               There  are  no   mortgages   or   encumbrances   on  any  of  the
               Partnership's real estate properties.

               Of the eleven properties held, five of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned.

               Management of the General Partner believes that all properties owned by the Partnership are adequately covered by customary casualty insurance.

               The Partnership maintains an allowance for losses on real estate held for sale in its financial statements of $1,184,000 as of December 31, 1998.

         Real estate acquired through foreclosure is typically held for a number of years before ultimate disposition. During the time that the real estate is held, the Partnership usually earns less income on these properties than could be earned on mortgage loans.


Item 3. Legal Proceedings

         The Partnership is not presently involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business.


Item 4. Submission of Matters to a Vote of Security Holders

         In October 1998, a consent solicitation was submitted to all limited partners for vote. This consent solicitation related to adoption of a Second Amended and Restated Limited Partnership Agreement (the "Second Amended Agreement"). The amendments require the consent of at least a Majority-In-Interest of the Units held by Limited Partners, excluding Units held by any General Partner (the "Requisite Consents"). The Requisite Consents were received and the Second Amended Agreement was executed on December 14, 1998.

         The Second Amended Agreement, among other things, increased the authorized outstanding amount of Units from 250,000,000 to 500,000,000, changed the management fee payable to the General Partner by deleting the requirement that certain advances be made in order for the General Partner to receive the maximum fee, acknowledged the voluntary withdrawal of all general partners other than Owens Financial Group, Inc., increased the maximum quarterly redemption available to Limited Partners to $100,000 and made certain other changes including documentation of several past practices of the General Partners which were permitted under the existing agreement.








                                     Part II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     a.  There is no established public trading market for the trading of Units.

     b.  Holders: As of December 31, 1998,  approximately 2,668 Limited Partners
         held  199,569,753  Units  of  limited   partnership   interest  in  the
         Partnership.

     c. The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions of net income to the Limited Partners of approximately $15,420,000 and $16,979,000 (prior to reinvested distributions) during 1997 and 1998, respectively. It is the intention of the Corporate General Partner to continue to distribute all net income earned by the Partnership to the Unit holders.

Item 6.  Selected Financial Data

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership


                          As of and for the year ended
                                   December 31
                                ----------------

                                             1998          1997             1996            1995          1994
                                             ----          ----             ----            ----          ----

Loans secured by trust
  deeds.................                $ 182,721,465  $ 174,714,607  $ 154,148,933  $ 151,350,591  $ 145,050,213
Less:  Allowance for
  loan losses...........                   (3,500,000)    (3,500,000)    (3,500,000)    (3,250,000)    (2,750,000)
Real estate held for
  sale..................                   11,155,202     16,047,141     13,221,093      9,612,359      5,028,325
Less:  Allowance for
  losses on real estate.                   (1,184,000)    (1,896,000)      (600,000)      (600,000)      (400,000)
Cash, cash equivalents
  and other assets......                   13,218,253      5,959,306     14,105,992      8,288,818      5,697,459
                                           ----------      ---------     ----------      ---------      ---------
Total assets............                $ 202,410,920  $ 191,325,054  $ 177,376,018  $ 165,401,768  $ 152,625,997
                                        =============  =============  =============  =============  =============


Liabilities.............                $   1,070,118  $     593,919  $     535,914  $     657,325  $     779,269

Partners' capital
  General partners......                    1,967,069      1,864,033      1,731,874      1,623,526      1,488,360
  Limited partners......
                                          199,373,733    188,867,102    175,108,230    163,120,917    150,358,368
                                          -----------    -----------    -----------    -----------    -----------
    Total partners'
  capital...............                  201,340,802    190,731,135    176,840,104    164,744,443    151,846,728
                                          -----------    -----------    -----------    -----------    -----------
      Total liabilities                 $ 202,410,920  $ 191,325,054  $ 177,376,018  $ 165,401,768  $ 152,625,997
                                        =============  =============  =============  =============  =============
  /
      Partners' capital.


Revenues................                 $ 21,041,215   $ 21,325,850   $ 16,824,479   $ 16,415,301   $ 15,503,534
Operating expenses                                                                                         72,984
  Promotional interest..                       49,545         70,747         57,395         69,255      1,475,155
  Management fee........                    3,249,824      3,879,454        866,985      1,431,616        338,000
  Servicing fee.........                      472,390        420,742        384,004        371,000        270,038
  Net real estate
  operations............                       53,656         70,216        344,298        224,108             --
  Provision for losses
  on loans...............                          --             --        250,000        500,000             --
  Provision for losses on
  real estate held
  for sale..............                           --      1,296,000             --        200,000        400,000
 Other.................                       237,108        168,444        163,385        127,947        237,933
                                         ------------   ------------   ------------   ------------   ------------
  Net Income                             $ 16,978,692   $ 15,420,247   $ 14,758,412   $ 13,491,375   $ 12,709,424
                                         ============   ============   ============   ============   ============


Net income allocated to
   general partners......                $    168,106   $    154,202   $    146,960   $    135,584   $    127,726
                                         ============   ============   ============   ============   ============

Net income allocated to
   limited partners......                $ 16,810,586   $ 15,266,045   $ 14,611,452   $ 13,355,791   $ 12,581,698
                                         ============   ============   ============   ============   ============
Net income allocated to
  limited partners per
  limited partnership
   unit..................                $        .09   $        .08   $        .08   $        .09   $        .08
                                                  ===            ===            ===            ===            ===




The  information  in  this  table  should  be  read  in  conjunction   with  the
accompanying audited financial statements and notes to financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1998 Compared to 1997

The net income increase of $1,558,000 (10.1%) for 1998 as compared to 1997, was due to:

               an increase in interest income of $858,000 from $18,241,000 to $19,100,000;

               an increase in interest income from investments of $219,000;

               a decrease in management fees to the general partner of $630,000; and

               a decrease in the provision for losses on real estate acquired through foreclosure from $1,296,000 to $0.

The net income increase in 1998 as compared to 1997, was offset by:

               a decrease in the gain on sale of real estate of $1,362,000.

         The increase in interest income on loans secured by trust deeds of 4.7% was primarily a result of the growth in the loan portfolio of approximately 4.6% even though its weighted average yield decreased from 11.07% as of December 31, 1997 to 10.79% as of December 31, 1998. The increase was also due to one large loan which earned an approximate annual yield of 21% during 1998 and was paid off in October 1998.

         Interest income from investments increased as a result of increased cash held in interest-bearing accounts pending investment in loans during 1998 as compared to 1997.

         The management fees to the general partner were paid pursuant to the Partnership Agreement.

         The decrease in gain on sale of real estate was a result of a decrease in the gain on sales of homes from the development limited partnership between the Partnership and Wood Valley Development, Inc. (see "Investment in Development Limited Partnership," below). This decrease was a result of increased construction costs, smaller profit margins, and one fewer home being sold during 1998 compared to 1997.

Results of Operations

1997 Compared to 1996

The net income increase of $662,000 (4.5%) for 1997 as compared to 1996, was due to:

               an increase in interest income of $1,816,000 from $16,425,000 to $18,241,000;

               a decrease in net real estate operations losses from $344,000 to $70,000;

               an increase in gain on sale of homes by the development limited partnership from $171,000 to $2,355,000; and

               a decrease in the provision for loan losses from $250,000 to $0.



The net income increase in 1997 as compared to 1996, was offset by:

               an increase in management fees paid to general partner from $867,000 to $3,879,000; and

               an increase in the provision for losses on real estate acquired through foreclosure from $0 to $1,296,000.

         The  increase  in  interest  income on loans  secured by trust deeds of
11.1% was primarily a result of the growth in the loan portfolio of approximately 13.3% even though its weighted average yield decreased from 11.09% as of December 31, 1996 to 11.07% as of December 31, 1997. The weighted average yield was 11.14% as of December 31, 1995.

         The increase in management fees, which represented .56% and 2.34% of the average unpaid balance of mortgage loans for the years ended December 31, 1996, and 1997, respectively, was in the sole discretion of the General Partner pursuant to the Partnership Agreement. An increase in revenues in 1997 allowed the General Partner to increase the management fees in that year. This increase in revenues was due primarily to the increase in gains on the sale of homes owned by the development limited partnership.

Financial Condition

December 31, 1998, 1997 and 1996

Loan Portfolio

         At the end of 1996 and 1997 the number of Partnership mortgage investments was 238 and 215, respectively, and decreased to 188 by the end of 1998. The average loan balance was $640,000 and $813,000 at the end of 1996 and 1997 respectively, and increased to $972,000 as of December 31, 1998. These average loan balance increases reflect the Partnership's increased ability to invest in larger mortgage loans meeting the Partnership's objectives.

         Prior to May 1, 1993 the General Partner followed a policy of purchasing all interest receivables of delinquent loans. However, on loans originated by the General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the General Partner adopted the policy not to purchase delinquent interest or principal. As of December 31, 1998 and 1997, there were approximately $7,904,000 and $3,751,000, respectively, in loans held by the Partnership on which payments were more than 90 days delinquent and on which such delinquent interest was not being purchased by the General Partner. The General Partner purchased approximately $110,000 and $87,000 in delinquent interest receivables of the Partnership during the years ended December 31, 1998 and 1997, respectively.

         Approximately  $8,710,000  (4.8%)  and  $5,236,000  (3.0%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of December 31, 1998 and 1997, respectively. Of these amounts, approximately $3,657,000 (2.0%) and $3,279,000 (1.9%) were in the process of foreclosure.
Loans more than 90 days delinquent increased by $3,474,000 (66%) from December 31, 1997 to December 31, 1998, primarily due to one large loan which became delinquent during 1998. Management believes that the loan, with an outstanding principal balance of approximately $4,279,000, may result in a loss of principal to the Partnership, and, therefore, has established a loan loss reserve for this loan in the amount of $550,000. Although the total loan loss reserve of the Partnership increased by $550,000 for this specific loan, there were other adjustments in the general and specific reserves which left the total reserve unchanged as of December 31, 1998.

         A loan loss reserve in the amount of $3,500,000 was recorded on the books of the Partnership as of December 31, 1998, 1997 and 1996. The General Partner believes that the loan loss reserve is adequate.

         As of December 31, 1998, 1997 and 1996, approximately 48%, 67% and 69% of the Partnership's mortgage loans were secured by real property in Northern California. The decrease in the percentage of loans secured by real property in Northern California has primarily been due to the payoff of several of those loans and the purchase of new loans secured by properties outside of Northern California. As the real estate market in Southern California has gradually improved, more loans secured by real estate in Southern California have been invested in by the Partnership. In general, there has been increased competition in the lending business in Northern California, particularly in the San Francisco Bay Area, and the General Partner has increasingly sought loans in areas outside of this region. For example, one loan in the amount of $10,600,000 was made during the year ended December 31, 1998 secured by real estate in the states of Washington and Montana.

         As of December 31, 1998, 1997 and 1996, approximately 89.1%, 94.6% and 94.7%, respectively, of the loan portfolio was invested in loans on income-producing properties, 9.6%, 4.2% and 2.7%, respectively, in land loans and 1.3%, 1.2% and 2.6%, respectively, in residential loans. Also, as of these dates, approximately 89.0%, 92.3% and 90.5%, respectively, of the loan portfolio was invested in first deeds of trust, 10.5%, 7.3% and 9.1%, respectively, in second deeds of trust and 0.3%, 0.4% and 0.4%, respectively, in third and fourth deeds of trust.

         The Partnership's investment in loans secured by unimproved land rose by 137% since December 31, 1997. Improvement in real estate market conditions has made development and, thus, loans on unimproved land more attractive. Of the $10,168,000 increase in loans secured by unimproved land, approximately $6,900,000 are construction loans with maturities of two years or less. All of the Partnership's loans secured by unimproved land or land in the process of being developed are first trust deeds. In addition, only one of these loans, in the amount of $802,200, is more than 90 days delinquent in payment as of December 31, 1998.

         The following delinquent loans formerly held by the Partnership have been acquired and foreclosed upon by the General Partner from January 1, 1994 through December 31, 1998:

                                 Delinquent                      Year
          Principal               Interest                    Foreclosed
          ---------               --------                    ----------
        $    58,000             $    4,417                      1994
          1,184,223                252,810                      1995
          2,320,000                 86,981                      1996
            613,400                 50,625                      1997
                 --                     --                      1998

         The General Partner has purchased from the Partnership all delinquent interest receivable on those loans foreclosed on in 1994 and 1995, but did not purchase the delinquent interest on the loans foreclosed on in 1996 and 1997. Of these foreclosed loans, the Partnership held three mortgages due from the General Partner totaling $765,332. In addition, the Partnership held a mortgage in the amount of $1,150,000 secured by a property sold by the Partnership to the General Partner during the year ended December 31, 1998. All loans due to the Partnership by the General Partner were paid off in full in November 1998.

Real Estate Properties Held for Sale

         The Partnership currently holds title to eleven properties that were foreclosed on from January 1, 1993 through December 31, 1998 in the amount of $9,165,641, net of allowance for losses of $1,184,000. Since 1993, the Partnership's investment in real estate held for sale has increased due to the General Partner's decision to stop acquiring from the Partnership property subject to foreclosure on which the Partnership has a trust deed investment on property acquired by the Partnership through foreclosure. During the year ended December 31, 1998, the Partnership acquired through foreclosure a 22% interest in a multi-unit residential building in Oakland, California; a commercial building located in Sacramento, California; and a commercial building located in Gresham, Oregon, on which it had trust deed investments of $53,185, $30,000 and $425,000, respectively. In addition, in February 1998, the Partnership sold a manufactured-home subdivision development property located in Sonora, California, which the Partnership had acquired through foreclosure, to the General Partner for $1,150,000, resulting in a loss to the Partnership of approximately $2,000. An allowance for loss on this property in the amount of $712,000 had been recorded in 1997; therefore, the loss for the year ended December 31, 1998 was an additional $2,000.

         Six of the Partnership's eleven properties do not currently generate revenue. Although expenses from rental properties have increased from approximately $444,000 to $699,000 (57%) for the year ended December 31, 1997 and 1998, respectively, revenues associated with these properties have also increased from $374,000 to $645,000 (72%), thus generating a small net loss from real estate held for sale of $54,000 during the year ended December 31, 1998. The increase in expenses is primarily due to the increased number of real estate properties owned. The increase in rental revenues is due to the increased number of properties held which are generating income as of December 31, 1998 as compared to 1997.

         As of December 31, 1997 and 1996, the Partnership owned nine and ten properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $8,354,000 and $6,877,000 in 1997 and 1996, respectively. During the years ended December 31, 1997 and 1996, the Partnership acquired certain properties through foreclosure on which it had trust deed investments totaling $3,279,000 and $1,913,000, respectively.

Investment in Development Limited Partnership

         In 1993, the Partnership foreclosed on a $600,000 loan and obtained 30 lots in Carmel Valley, California, subject to a senior loan in the amount of $500,000. In 1994, the Partnership paid off the $500,000 senior loan and incurred $503,000 of additional costs for protecting its investment. The Partnership began to develop the lots in 1995, and incurred an additional $671,000 in costs. In 1995, the Partnership entered into a development limited partnership, WV-OMIF Partners, with an unrelated builder/developer, Wood Valley Development, Inc. (Woodvalley), for the purpose of constructing single-family residences on the lots. In 1996,the Partnership contributed the lots to WV-OMIF Partners for a limited partner interest. The $671,000 in costs incurred in 1995 became an obligation of WV-OMIF Partners in 1996 when the lots were contributed.

         WV-OMIF Partners built single-family residences of between approximately 2,200 and 2,800 square feet on the lots. The Partnership advanced funds to WV-OMIF Partners to construct the homes. The Partnership is entitled to receive interest at prime plus 2% on these advances.

         During the years ended December 31, 1998 and 1997, fourteen and fifteen houses, respectively, were sold resulting in a gain on sale of real estate to the Partnership of $1,246,884 and $2,355,075, respectively. During the year ended December 31, 1996, one house was sold for a gain of $170,724. The Partnership's net investment in WV-OMIF Partners totaled $0 and $3,812,122 as of December 31, 1998, and 1997, respectively.

         As of December 31, 1998, all 30 houses had been completed and sold.

         The General Partner and Woodvalley exercised their option to purchase 34 similar lots that are interspersed among the 30 lots developed by WV-OMIF Partners. WV-OMIF Partners incurred certain infrastructure costs that benefit all 64 lots, including the 34 lots being developed by the General Partner and Woodvalley. As of December 31, 1998, the General Partner and Woodvalley had reimbursed all shared development costs in the total amount of $750,675 to WV-OMIF Partners.

         As WV-OMIF Partners sold the remaining house during 1998, there will be no additional income from this partnership or from developments of this type in the foreseeable future.

         WV-OMIF Partners has provided a one-year limited warranty to homeowners to cover minor fix-ups on the houses. The future costs to cover these warranties are expected to be insignificant. WV-OMIF Partners has also purchased insurance to cover, among other incidents, potential construction defects.

Investment in Corporate Joint Venture

         In 1995, the Partnership foreclosed on a $571,853 loan and obtained title to a commercial lot in Los Gatos, California that secured the loan. In 1997, the Partnership contributed the lot to a limited liability company (the Company) formed with an unaffiliated developer to develop and sell a commercial office building on the lot. The Partnership is providing construction financing to the Company at prime plus two percent.

         During the years ended December 31, 1998 and 1997, the Partnership advanced an additional $166,198 and $67,510, respectively, to the corporate joint venture for development. The total investment in the corporate joint
venture  was   $805,561   and  $639,363  as  of  December  31,  1998  and  1997,
respectively.

         The Company received all development approvals in the third quarter of 1998 and expects to begin construction in March of 1999.

Interest Receivable, Accounts Payable and Accrued Liabilities

         Interest receivable decreased from approximately $1,774,000 as of December 31, 1997 to $1,381,000 as of December 31, 1998 ($393,000 or 22.2%), due
primarily to interest income accrued on one large loan as of December 31, 1997 which was paid in October 1998 at the maturity date of the loan.

         Accounts payable and accrued liabilities increased from approximately $50,000 as of December 31, 1997 to $547,000 as of December 31, 1998 ($497,000 or
994%) due primarily to accrued management fees for the months of November and December 1998.

Cash and Cash Equivalents, Certificates of Deposit and Commercial Paper

         Cash and cash equivalents, certificates of deposit and commercial paper have increased from approximately $4,073,000 as of December 31, 1997 to $11,779,000 as of December 31, 1998, respectively ($7,706,000 or 189%). This increase is primarily attributable to the rollover of limited partner income during the year ended December 31, 1998 without the investment in new loans of the same amount.

         Cash and cash equivalents and certificates of deposit of the Partnership decreased from approximately $12,237,000 as of December 31, 1996 to approximately $4,073,000 as of December 31, 1997. This decrease was due to mortgage loan payoffs received near 1996 year end which were not reinvested in new mortgage loans until the beginning of 1997. In contrast, the Partnership was able to invest substantially all funds in excess of contingency reserves in mortgage loans as of December 31, 1997. These fluctuations are normal for the Partnership.

Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of December 31, 1998, management believes that the allowance for loan losses of $3,500,000 is adequate. As of then, loans secured by trust deeds include $8,710,000 in loans delinquent over 90 days, of which $3,657,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.

         The General Partner's judgment of the adequacy of loan loss reserves includes consideration of:

               economic conditions;

               borrower's financial condition;

               evaluation of industry trends;

               review  and  evaluation  of  loans   identified  as  having  loss
               potential; and

               quarterly review by the Board of Directors.

Liquidity and Capital Resources

         Purchases of Units and loan payoffs provide the capital for mortgage investments. Although general market interest rates have most recently declined, a substantial increase in such rates could have an adverse affect on the Partnership, because then the Partnership's investment yield could be lower than other debt-related investments. In that event, purchases of additional Units could decline, which, in turn, would reduce the liquidity of the Partnership and its ability to make additional mortgage investments. In contrast, a significant increase in the dollar amount of loan payoffs and/or additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments. The Partnership has not and does not intend to borrow money for investment purposes.

         There has been little variation in the percentage of capital withdrawals to total capital invested by the limited partners in recent years, excluding regular distributions of net income to limited partners, and no substantial change is expected. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63% and 7.33% for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. These percentages are the annual average of the limited partners capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

         The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per Unit (book value) within 61 to 91 days after written notices are delivered to the General Partner, subject to the following limitations, among others:

               No withdrawal of Units can be requested or made until at least one year from the date of purchase of those Units, on or after the date of the most recent Prospectus dated 2/16/99, other than Units received under the Partnership's Reinvested Distribution Plan.

               Any such payments are required to be made only from net proceeds and capital contributions (as defined) during said 91-day period.

               A maximum of $100,000 per partner may be withdrawn during any calendar quarter.

               The General Partner is not required to establish a reserve fund for the purpose of funding such payments.

               No more than 10% of the outstanding limited partnership interest may be withdrawn during any calendar year except upon dissolution of the Partnership.

Contingency Reserves

         The Partnership maintains cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of 2% of the limited partners' capital accounts to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. Although the General Partner believes that contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments to cover such contingencies on terms which might not be favorable to the Partnership.

Current Economic Conditions

         Although the current economic climate in Northern California and the Western United States is generally strong, many areas outside of the San Francisco Bay Area and throughout the Western United States continue to experience depressed values created by the real estate recession of the early 1990's. Other than the loss incurred in February 1998 on the sale to the General Partner of the manufactured-home development in Sonora, California, acquired through foreclosure, the Partnership has not sustained any material losses to date. This has been due primarily to the General Partner's pre-May 1, 1993 practice of purchasing delinquent interest and loans from the Partnership prior to foreclosure. The General Partner has ceased such practices, except as to loans that pre-exist the change in policy and other very limited exceptions. The General Partner expects that it will not purchase delinquent interest or principal on delinquent loans in the future, and therefore, the Partnership could sustain losses with respect to loans secured by properties located in areas of declining real estate values. This could result in a reduction of the net income of the Partnership for a year in which those losses occur. There is no way of making a reliable estimate at the present of these potential losses.

         Despite the Partnership's ability to purchase mortgage loans with relatively strong yields during 1997 and 1998, there is increased competition from a variety of lenders that has had the effect of reducing mortgage yields over the past twelve months and could have the effect of reducing mortgage yields further in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Year 2000 Readiness

         Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at most companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The General Partner depends on the use of computers and related systems to provide timely, accurate information essential to the management and operation of the Partnership. These systems include both information technology (IT) and non-information technology (non-IT) systems. For IT and non-IT systems developed by independent third parties (externally-developed), the vendors and suppliers have represented that these systems are Year 2000 compliant; however, internal testing of these systems has not been completed. The computer programs used to account for mortgage loan investments, investments in Units and other items are internally-developed IT systems. These IT systems have been reviewed by independent consultants to determine whether these programs are able to recognize the year 2000. The consultants are in the process of modifying all internally-developed IT systems to make them Year 2000 compliant. Their remediation efforts and testing are expected to be completed in early 1999.

         Although not anticipated by the General Partner, a failure to adequately address the Year 2000 issue could result in the misstatement of reported information, the inability to accurately track mortgage investments and payments due or other operational problems. If IT systems are not operational in the Year 2000, the General Partner has determined that they can operate manually for several months while correcting the system problems before experiencing material adverse effects on the Partnership's and the General Partner's business and results of operations. However, shifting portions of daily operations to manual processes may result in time delays and increased processing costs. Additionally, the Partnership and General Partner may not be able to provide borrowers and investors with timely and pertinent information, which may negatively affect customer relations and lead to the potential loss of new loans and limited partner investments.

         The General Partner is in the process of assessing Year 2000 issues with third parties, comprised primarily of certain financial institutions and other vendors, with whom the Partnership has a material business relationship (Third Parties). Currently, the Partnership believes that if a significant portion of these financial institutions is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partner is in the process of sending letters to these and other Third Parties requesting representations of their Year 2000 readiness.

         The total costs to remedy Year 2000 issues will be paid by the General Partner. None of such costs will be reimbursed by the Partnership.

         The worst case scenario from the impact of Year 2000 cannot presently be predicted.

Forward Looking Statements and Other Year 2000 Risk Factors

         The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate because of the assumptions made by the General Partner or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct.

         Various other risks and uncertainties could also affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. The General Partner's Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or the General Partner, but who also has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct business. While the General Partner is attempting to identify such external parties, no assurance can be given that it will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partner for these Third Parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partner's systems fail, whether because of unforeseen complications or because of Third Parties' failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the General Partner believes this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.


Item 8. Financial Statements and Supplementary Data

See pages 26-42 and pages 48-49 of this Form 10-K.

                          Independent Auditors' Report



The Partners
Owens Mortgage Investment Fund:


We have audited the accompanying balance sheets of Owens Mortgage Investment Fund, a California limited partnership, as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Mortgage Investment Fund as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



KPMG LLP

Oakland, California
February 5, 1999


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                                 Balance Sheets

                           December 31, 1998 and 1997


                                                                               1998                  1997
                                                                               ----                  ----

                  ASSETS

Cash and cash equivalents                                              $      8,260,599         $    3,073,115
Certificates of deposit                                                         434,006              1,000,000
Commercial paper                                                              3,084,044                      -
Loans secured by trust deeds                                                182,721,465            174,714,607
Less:  allowance for loan losses                                             (3,500,000)            (3,500,000)
                                                                          --------------         --------------
                                                                            179,221,465            171,214,607
Interest receivable                                                           1,380,530              1,773,608
Other receivables                                                                59,074                112,583
Real estate held for sale, net of allowance
   for losses of $1,184,000 in 1998 and
   $1,896,000 in 1997                                                         9,971,202             14,151,141
                                                                          -------------           ------------

                                                                         $  202,410,920        $   191,325,054
                                                                            ===========            ===========


       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued distributions payable                                       $        522,827         $      544,385
   Due to General Partner                                                       391,098                 49,534
   Accounts payable and accrued liabilities                                     156,193                      -
                                                                          -------------    -------------------

     Total liabilities                                                        1,070,118                593,919
                                                                           ------------          -------------

Partners' Capital:
   General partners                                                           1,967,069              1,864,033
   Limited partners (units subject to redemption):
      Authorized  500,000,000 units in 1998 and 250,000,000 in 1997;
      305,172,278 and 280,615,578 units issued and 199,569,753 and
      189,063,122 units outstanding in 1998 and 1997, respectively          199,373,733            188,867,102
                                                                            -----------            -----------
     Total partners' capital                                                201,340,802            190,731,135
                                                                            -----------            -----------
                                                                       $    202,410,920        $   191,325,054
                                                                            ===========            ===========



See accompanying notes to financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              Statements of Income

                  Years ended December 31, 1998, 1997 and 1996



                                                                1998                  1997                  1996
                                                                ----                  ----                  ----
       REVENUES:
           Interest income on loans secured
              by trust deeds                               $   19,099,723            18,241,427            16,424,906
           Gain on sale of real estate                          1,271,757             2,633,414               170,724
           Other income                                           669,735               451,009               228,849
                                                           --------------          ------------           -----------

           Total revenues                                      21,041,215            21,325,850            16,824,479
                                                             ------------          ------------            ----------

       OPERATING EXPENSES:
           Management fees to General Partner                   3,249,824             3,879,454               866,985
           Servicing fees to General Partner                      472,390               420,742               384,004
           Promotional interest to General Partner                 49,545                70,747                57,395
           Administrative                                          73,849                56,687                56,516
           Legal and accounting                                   144,195               102,914                97,175
           Real estate operations, net                             53,656                70,216               344,298
           Other                                                   19,064                 8,843                 9,694
           Provision for loan losses                                    -                     -               250,000
           Provision for losses on real estate
              held for sale                                             -             1,296,000                     -
                                                            -------------          ------------          ------------

           Total operating expenses                             4,062,523             5,905,603             2,066,067
                                                            -------------          ------------          ------------

           Net income                                      $   16,978,692            15,420,247            14,758,412
                                                             ============          ============          ============

           Net income allocated to general
              partner                                      $      168,106               154,202               146,960
                                                             ============          ============          ============

Net income allocated to limited
              partners                                     $   16,810,586            15,266,045            14,611,452
                                                             ============          ============          ============

Net income allocated to limited
              partners per weighted average
              limited partnership unit                     $          .09                   .08                   .08
                                                            =============          ============          ============

                 See accompanying notes to financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                         Statements of Partners' Capital

                  Years ended December 31, 1998, 1997 and 1996




                                                                                                       Total
                                        General                    Limited Partners                  Partners'
                                       Partners               Units               Amount              Capital

Balances, December 31, 1995          $  1,623,526          163,316,937     $   163,120,917         164,744,443

   Net income                             146,960           14,611,452          14,611,452          14,758,412
   Sale of partnership units              114,781           16,834,406          16,834,406          16,949,187
   Partners' withdrawals                       --          (13,665,872)        (13,665,872)        (13,665,872)
   Partners' distributions               (152,541)          (5,793,525)         (5,793,525)         (5,946,066)
                                         --------           ----------          ----------          ----------

Balances, December 31, 1996             1,732,726          175,303,398         175,107,378         176,840,104
   Net income                             154,202           15,266,045          15,266,045          15,420,247
   Sale of partnership units              141,493           17,064,537          17,064,537          17,206,030
   Partners' withdrawals                       --          (12,515,336)        (12,515,336)        (12,515,336)
   Partners' distributions               (164,388)          (6,055,522)         (6,055,522)         (6,219,910)
                                         --------           ----------          ----------          ----------

Balances, December 31, 1997             1,864,033          189,063,122         188,867,102         190,731,135
   Net income                             168,106           16,810,586          16,810,586          16,978,692
   Sale of partnership units               99,084           14,210,969          14,210,969          14,310,053
   Partners' withdrawals                       --          (14,377,618)        (14,377,618)        (14,377,618)
   Partners' distributions               (164,154)        (  6,137,306)       (  6,137,306)       (  6,301,460)
                                         ---------        -------------       -------------       -------------

Balances, December 31, 1998          $  1,967,069          199,569,753     $   199,373,733         201,340,802
                                       ==========          ===========       =============         ===========













See accompanying notes to financial statements.





                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                                                        1998              1997             1996
                                                                        ----              ----             ----
Cash flows from operating activities:
     Net income                                                 $     16,978,692       15,420,247        14,758,412
     Adjustments to reconcile net income
      to net cash provided by operating activities:
        Gain on sale of real estate by limited partnership            (1,246,884)      (2,355,075)         (170,724)
        Gain on sale of real estate properties                           (24,873)        (278,339)                -
        Provision for loan losses                                              -                -           250,000
        Provision for losses on real estate properties
          held for sale                                                        -        1,296,000                 -
        Changes in operating assets and liabilities:
         Interest and other receivables                                  446,587         (505,624)          (21,339)
         Accrued distributions payable                                   (21,558)          32,929            22,299
         Accounts payable and accrued liabilities                        156,193                -             8,290
         Due to General Partner                                          341,564           25,076          (152,000)
                                                                   -------------   --------------      -------------
            Net cash provided by operating activities                 16,629,721       13,635,214        14,694,938
                                                                     -----------      -----------        ----------

Cash flows from investing activities:
     Purchases of loans secured by trust deeds                       (83,714,828)     (78,449,432)      (51,365,781)
     Principal collected                                               1,793,240        2,484,071         2,773,553
     Loan payoffs                                                     74,556,044       53,449,102        44,978,479
     Investment in real estate properties                               (350,225)      (2,061,944)          (96,540)
     Net proceeds from disposition of real estate                        267,799          955,418           441,563
     Investment in limited partnership                                (1,409,099)      (4,152,918)       (2,895,261)
     Distributions received from limited partnership                   6,468,105        7,573,669           462,103
     Investment in corporate joint venture                              (166,198)         (67,510)                -
     Investment in commercial paper                                   (3,084,044)               -                 -
     Maturities of (investments in) certificates
        of deposit, net                                                  565,994         (150,000)                -
                                                                   -------------    ------------- -----------------

           Net cash used in investing activities                      (5,073,212)     (20,419,544)       (5,701,884)
                                                                    -------------    -------------       -----------

Cash flows from financing activities:
     Proceeds from sale of partnership units                          14,310,053       17,206,030        16,949,187
     Partners' cash distributions                                     (6,301,460)      (6,219,910)       (5,946,066)
     Partners' capital withdrawals                                   (14,377,618)     (12,515,336)      (13,665,872)
                                                                    ------------      -----------       ------------
           Net cash used in financing activities                      (6,369,025)      (1,529,216)       (2,662,751)
                                                                   --------------    -------------     -------------

Net increase (decrease) in cash and cash equivalents                   5,187,484       (8,313,546)        6,330,303

Cash and cash equivalents at beginning of year                         3,073,115       11,386,661         5,056,358
                                                                   -------------     ------------      ------------

Cash and cash equivalents at end of year                        $      8,260,599        3,073,115        11,386,661
                                                                  ==============    =============       ===========

See notes 3, 4 and 5 for supplemental disclosure of non-cash investing and financing activities. See accompanying notes to financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


(1)      Organization

         Owens Mortgage Investment Fund, a California Limited Partnership, (the Partnership) was formed on June 14, 1984 to invest in loans secured by first, second and third trust deeds, wraparound, participating and construction mortgage loans and leasehold interest mortgages. The Partnership commenced operations on the date of formation and will continue until December 31, 2034 unless dissolved prior thereto under the provisions of the Partnership Agreement.

         The general partner of the Partnership is Owens Financial  Group,  Inc.
         (OFG); a California corporation engaged in the origination of real estate mortgage loans for eventual sale and the subsequent servicing of those mortgages for the Partnership and other third-party investors.

         OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 199,569,753, 189,063,122 and 175,303,398 at December 31, 1998, 1997 and 1996,
         respectively.

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

         (b)    Loans Secured by Trust Deeds

                Loans secured by trust deeds are acquired from OFG and are recorded at cost. Interest income on loans is accrued by the simple interest method. The Partnership does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement and a specific reserve has been recorded. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.









 (2)     Summary of Significant Accounting Policies, Continued

         (c)    Allowance for Loan Losses

                The Partnership has an allowance for loan losses equal to $3,500,000 as of December 31, 1998 and 1997. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

                The outstanding balance of all loans delinquent in monthly payments greater than ninety days is $8,710,000 and $5,236,000 as of December 31, 1998 and 1997, respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from the borrower or when the payment of principal or interest is ninety days past due, unless OFG purchases the interest receivable from the Partnership. OFG was purchasing the interest receivable on delinquent Partnership loans in the total amount of $806,000 and $1,485,000 as of December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, loans totaling $7,904,000 and $3,751,000, respectively, are classified as non-accrual loans. OFG discontinued its purchases of interest receivable and delinquent loans for all loans acquired by the Partnership since May 1, 1993 except in very limited situations.

                OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, mortgage interest pursuant to senior indebtedness, and development costs. Purchases of interest receivable and payments made on loans by OFG during 1998 and 1997 but not collected as of December 31, 1998 and 1997, respectively, totaled approximately $270,000 and $219,000, respectively.

         (d)    Cash and Cash Equivalents

                For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less.

         (e)    Marketable Securities

                Marketable   securities  include  certificates  of  deposit  and
                commercial paper with various financial institutions with original maturities of up to one year. The Partnership classifies its debt securities as held-to-maturity, as the Partnership has the ability and intent to hold the securities until maturity. These securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. There was no significant difference between the carrying value and the fair value of marketable securities as of December 31, 1998 and 1997.

         (f)    Real Estate Held for Sale

                Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.



(2)      Summary of Significant Accounting Policies, Continued

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

                In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of", the Partnership periodically compares the carrying value of real estate held for sale to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate held for sale made for the year ended December 31, 1998. The Partnership recorded an allowance for losses on real estate held for sale of $1,296,000 for the year ended December 31, 1997.

         (g)    Income Taxes

                No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

(3)      Loans Secured by Trust Deeds

         Loans secured by trust deeds as of December 31, 1998 and 1997 are as follows:

                                              1998                  1997
                                              ----                  ----

 Income-producing properties             $   162,768,798     $   165,201,582
 Single-family residences                      2,360,417           2,088,606
 Unimproved land                              17,592,250           7,424,419
                                             -----------         -----------

                                         $   182,721,465     $   174,714,607
                                             ===========         ===========


 First mortgages                          $  162,597,467         161,275,350
 Second mortgages                             19,223,907          12,744,274
 Third mortgages                                 548,967             694,983
 Fourth mortgages                                351,124                  --
                                             -----------         -----------

                                         $   182,721,465     $   174,714,607
                                             ===========         ===========











(3)      Loans Secured by Trust Deeds, Continued

         Scheduled maturities of loans secured by trust deeds as of December 31, 1998 and the interest rate sensitivity of such loans is as follows:

                                                              Fixed              Variable
             Year ending                                     interest            interest
             December 31,                                      rate                rate                Total

              1998 (Past Maturity)                      $    17,127,416          6,290,804         23,418,220
              1999                                           43,041,978          6,737,476         49,779,454
              2000                                           40,218,829         20,197,676         60,416,505
              2001                                            6,171,131          2,556,071          8,727,202
              2002                                            3,082,593         11,324,913         14,407,506
              2003                                              305,452          3,462,215          3,767,667
              Thereafter (through 2018)                       5,922,218         16,282,693         22,204,911
                                                          -------------       ------------      --------------

                                                        $   115,869,617         66,851,848         182,721,465
                                                          =============       ============      ==============

         Variable rate loans use as indices the one and five year Treasury Constant Maturity Index (4.59% and 4.59%, respectively, as of December 31, 1998), the prime rate (7.75% as of December 31, 1998) and the weighted average cost of funds index for Eleventh District savings institutions (4.69% as of December 31, 1998). Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

         The scheduled maturities for 1998 include approximately $23,418,000 of loans which are past maturity as of December 31, 1998, of which $7,918,000 represents loans for which interest payments are delinquent over 90 days. During the years ended December 31, 1998 and 1997, the Partnership refinanced loans totaling $9,941,000 and $2,741,000, respectively, thereby extending the maturity dates of such loans.

         The Partnership's investment in loans delinquent over 90 days as of December 31, 1998 totals approximately $8,710,000, of which $7,373,000 has a specific related allowance for credit losses totaling approximately $1,965,000. There is a specific and non-specific allowance for credit losses of $1,535,000 for the remaining delinquent loans of $1,337,000 and for other current loans. There was no net additional allowance for credit losses during the years ended December 31, 1998 and 1997. Of the delinquent loans, approximately $3,657,000 and $3,279,000 were in the process of foreclosure as of December 31, 1998 and 1997.

         The average recorded investment in impaired loans was $7,190,000 and $7,998,000 during the years ended December 31, 1998 and 1997, respectively. Interest income received on impaired loans during the years ended December 31, 1998 and 1997 totaled approximately $546,000 and $722,000, respectively, $466,000 and $670,000 of which was paid by borrowers and $80,000 and $52,000 of which related to purchases of interest receivable by OFG, respectively.











(3)      Loans Secured by Trust Deeds, Continued

         As of December 31, 1998 and 1997, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 48% ($87,013,000) and 67%
         ($117,352,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust on real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.

         During 1998, the Partnership invested in a loan in the amount of $2,000,000 that is secured by an assignment of a 49% interest in a limited liability company (LLC) and a direct 2% ownership in the LLC. The LLC owns a retail shopping center located in Sedona, Arizona.

(4)      Real Estate Held for Sale

         Real estate held for sale includes the following components as of December 31, 1998 and 1997:


                                                                                   1998                1997
                                                                                   ----                ----

              Real estate properties held for sale                           $   9,165,641           9,699,656
              Investment in limited partnership                                          -           3,812,122
              Investment in corporate joint venture                                805,561             639,363
                                                                               -----------         -----------

                                                                             $   9,971,202          14,151,141
                                                                                ==========          ==========

         Gain on sale of real estate includes the following components for the years ended December 31, 1998 and 1997:

                                                                          1998          1997           1996
                                                                          ---------------------------------

              Gain on sale of real estate properties               $      24,873        278,339             -
              Gain on sale of real estate by limited
                partnership                                            1,246,884      2,355,075       170,724
                                                                       ---------    -----------       -------

                                                                   $   1,271,757      2,633,414       170,724
                                                                      ==========    ===========       =======













 (4)     Real Estate Held for Sale, Continued

         (a)    Real Estate Properties Held for Sale

                Real estate properties held for sale as of December 31, 1998 and 1997 consists of the following properties acquired through foreclosure in 1993 through 1998:

                                                                                       1998               1997
                                                                                       ----               ----
                Light industrial warehouse, Merced, California, net
                    of valuation allowance of $350,000 as of
                    December 31, 1998 and 1997                                    $    650,028           650,000
                Commercial lot/residential development, Vallejo,
                    California                                                       1,039,116         1,030,566
                Commercial lot, Sacramento, California, net of
                    valuation allowance of $250,000 as of
                    December 31, 1998 and 1997                                         299,828           299,828
                Office building and undeveloped land,
                    Monterey, California, net of valuation
                    allowance of $200,000 as of December
                    31, 1998 and 1997                                                1,885,731         1,902,855
                Manufactured home subdivision development,
                    Ione, California, net of valuation allowance
                    of $384,000 as of December 31, 1998 and 1997                     2,554,079         2,451,286
                Self storage, Oakland, California                                      453,815           444,063
                Undeveloped land, Reno, Nevada                                         215,420           230,000
                Manufactured home subdivision development,
                    Sonora, California, net of valuation allowance
                    of $712,000 as of December 31, 1997                                      -         1,149,807
                Light industrial building, Paso Robles, California                   1,558,882         1,541,251
                Commercial building, Sacramento, California                             30,000                 -
                Commercial building, Gresham, Oregon                                   425,557                 -
                22% interest in 6-unit residential building,
                    Oakland, California                                                 53,185                 -
                                                                                   -----------  ----------------

                                                                                   $ 9,165,641         9,699,656
                                                                                     =========         =========

                The acquisition of certain of these properties resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of $508,686, $3,279,349 and $1,913,000 for the years ended December 31, 1998,
                1997 and 1996, respectively.

                In February 1998, OFG purchased the manufactured home subdivision development property located in Sonora, California, from the Partnership for $1,150,000. The Partnership carried back a loan secured by a trust deed on the property for the full purchase price. The note included interest at 8% per annum and was due on demand. The loan was repaid by OFG in November 1998.

                During 1997, the Partnership sold three properties for a sales price of approximately $1,659,000. On one of the three properties, the Partnership took back a loan secured by a trust deed in the amount of $840,000.





(4)      Real Estate Held for Sale, Continued

                During 1997, the Partnership sold two loans secured by second deeds of trust to OFG for $600,000 (face value). The Partnership subsequently purchased the property (located in Paso Robles, California) securing the loans at the senior lienholders trustee sale for $1,350,000; thus, eliminating OFG's junior deeds of trust. OFG recorded a loss of $600,000 as a result of this transaction.

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

                During 1995, the Partnership entered into a limited partnership, WV-OMIF Partners, L.P. (WV-OMIF Partners) with an unrelated developer/builder, Wood Valley Development, Inc. (Woodvalley), for the purpose of constructing single-family homes on the 30 lots. The Partnership contributed the lots to WV-OMIF Partners in 1996 in exchange for a limited partnership interest. The $671,118 in capitalized costs incurred in 1995 was considered an advance to WV-OMIF Partners pursuant to the limited partnership agreement in 1996 when the lots were contributed. The Partnership provided advances to the WV-OMIF Partners to develop and construct the homes. The Partnership was entitled to receive interest at a rate of prime plus 2% on the advances to WV-OMIF Partners.

                OFG and Woodvalley exercised their option of purchasing 34 similar lots which were interspersed among the 30 lots being developed by WV-OMIF Partners. WV-OMIF Partners incurred certain infrastructure costs which benefit all 64 lots, including the 34 lots developed by OFG and Woodvalley. OFG and Woodvalley reimbursed WV-OMIF Partners their pro rata share of the infrastructure costs with the funds received from the sale of the developed homes. As of December 31, 1998, OFG and Woodvalley had reimbursed all shared development costs in the total amount of $750,675 to WV-OMIF Partners from the sale of homes.

                During 1998 and 1997, the Partnership advanced an additional $1,409,099 and $4,152,918, respectively, to WV-OMIF Partners for the continued development and construction of the homes. WV-OMIF sold fourteen homes during the year ended December 31, 1998 for proceeds of $6,987,101 and the net gain allocable to the Partnership was $1,246,884, including interest income of $176,440. WV-OMIF Partners distributed $6,468,105 (including $102,579 in reimbursements from OFG and Woodvalley) to OMIF during the year ended December 31, 1998. WV-OMIF Partners sold fifteen homes during the year ended December 31, 1997 for proceeds of $8,011,960 and the net gain allocable to the Partnership was $2,355,075, including interest income of $295,957. WV-OMIF Partners distributed $7,573,669 (including $648,069 in reimbursements from OFG and Woodvalley) to OMIF in 1997. The final home in WV-OMIF Partners was completed and sold in October 1998.





(4)      Real Estate Held for Sale, Continued

         (c)    Investment in Corporate Joint Venture

                In 1995, the Partnership foreclosed on a loan in the amount of $571,853 secured by a senior lien on a commercial parcel of land located in Los Gatos, California. During 1997, the Partnership contributed the land into 720 University, LLC (the Company), a corporate joint venture formed between the Partnership and BGC Properties, LLC (BGC). The purpose of the Company is to develop, construct and operate a commercial office building or R&D facility on the land to be held for investment and eventual sale. The Partnership is providing loans to the Company to develop and construct the building and is entitled to receive interest at a rate of prime plus 2% on the loans it makes to the Company.

                During 1997, the Partnership capitalized $56,889 in costs incurred prior to the property being contributed to the Company and advanced $10,621 to the Company for development. During the year ended December 31, 1998, the Partnership advanced an additional $166,198 to the Company for development. The total investment in the corporate joint venture totals $805,561 and $639,363 as of December 31, 1998 and 1997, respectively. The Partnership earned interest income of $5,524 during 1998 on loans provided to the Company.

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

    (5)  Partners' Capital

         In December 1998, the limited partners voted to amend the Partnership Agreement and there was a further amendment by OFG in February 1999. All such changes have been incorporated into these notes to the financial statements.

         (a)    Allocations, Distributions and Withdrawals

                In accordance with the Partnership Agreement, the Partnership's profits, gains and losses are allocated to each limited partner and OFG in proportion to their respective capital accounts.

                Distributions of net income are made monthly to the limited partners in proportion to their weighted average capital accounts  as of the last day of the  preceding  calendar  month.
                Accrued distributions payable represent amounts to be distributed to partners in January of the subsequent year based on their capital accounts as of December 31.

(5)      Partners' Capital, Continued

                The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $10,326,334, $10,077,144 and $8,975,209 for the years ended
                December 31, 1998, 1997, and 1996, respectively. Reinvested distributions are not shown as partners' cash distributions or proceeds from sale of partnership units in the accompanying statements of partners' capital and cash flows.

                The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per unit (book value) within 61 to 91 days after written notices are delivered to OFG, subject to the following limitations, among others:

                o No withdrawal of units can be requested or made until at least one year from the date of purchase of those units, on or after the date of the most recent Prospectus (2/16/99), other than units received under the Partnership's Reinvested Distributions Plan.

                o Any  such  payments  are  required  to be made  only  from net proceeds and capital contributions (as defined) during said 91-day period.

                o A maximum of $100,000 per partner may be withdrawn  during any calendar quarter.

                o The general  partner is not  required  to  establish a reserve fund for the purpose of funding such payments.

                o No  more  than  10% of  the  outstanding  limited  partnership interest may be withdrawn during any calendar year except upon dissolution of the Partnership.

         (b)    Promotional Interest of General Partner

                OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its promotional interest, OFG has an interest equal to 1% of the limited partners' capital accounts. This promotional interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG's capital account as additional compensation. As of December 31, 1998, OFG had made cash capital contributions of $1,006,705 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

                The promotional interest expense charged to the Partnership was $49,545, $70,747 and $57,395 for the years ended December 31, 1998, 1997 and 1996, respectively.











(6)      Contingency Reserves

         In accordance with the Partnership Agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,006,705 at December 31, 1998), up to a maximum of 1/2 of 1% of the limited partners' capital accounts will be available as an additional contingency reserve, if necessary.

The contingency reserves required at December 31, 1998 and 1997 were approximately $4,063,000 and $3,829,000, respectively. Certificates of deposit, commercial paper and certain cash equivalents as of the same dates were accordingly maintained as reserves.

(7)      Income Taxes

         The net difference between partners' capital per the Partnership's federal income tax return and these financial statements is comprised of the following components:

                                                                                  1998                 1997
                                                                                  ----                 ----

              Partners' capital per financial statements                 $     201,340,802         190,731,135
              Accrued interest income                                           (1,380,530)         (1,773,608)
              Allowance for loan losses                                          3,500,000           3,500,000
              Allowance for real estate held for sale                            1,184,000           1,896,000
              Accrued distributions                                                522,827             544,385
                                                                              ------------         -----------

              Partners' capital per federal income tax return            $     205,167,099         194,897,912
                                                                               ===========         ===========


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

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months is equal to or less than the stated limits. Management fees amounted to approximately $3,250,000, $3,879,000 and $867,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in the accompanying statements of income. Service fees amounted to approximately $472,000, $421,000 and $384,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in the accompanying statements of income.



(8)      Transactions with Affiliates, Continued

         As of December 31, 1998 and 1997, the Partnership owed management and servicing fees to OFG in the amounts of $391,098 and $49,534, respectively, which are included in accounts payable and accrued liabilities.

         OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $382,000, $409,000 and $241,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         OFG originates all loans the Partnership invests in and receives an investment evaluation fee from borrowers. Such fees earned by OFG amounted to approximately $1,724,000, $2,994,000 and $1,930,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         During the year ended December 31, 1998, OFG purchased the manufactured home subdivision development in Sonora, California from the Partnership at a loss of approximately $2,000. An allowance for loss on this property in the amount of $712,000 had been recorded in 1997, therefore, the loss for the year ended December 31, 1998 was an additional $2,000. The Partnership carried back a loan from OFG for the entire purchase price of $1,150,000 which was paid off in November 1998.

         During the year ended December 31, 1997, OFG purchased three loans secured by trust deeds from OMIF at face values in the total amount of $613,000 for cash of $340,000 and assumption of a loan in the amount of $273,000. OFG then foreclosed on the loans and sold one of the properties during 1997 for a gain of approximately $42,000. An additional property was sold by OFG during 1998 for a gain of approximately $58,000.

         OFG has purchased the Partnership's receivables for delinquent interest of $110,000 and $87,000, related to delinquent loans for the years ended December 31, 1998 and 1997, respectively.

         Included in loans secured by trust deeds as of December 31, 1998 and 1997 are notes totaling $180,000 and $2,215,549, respectively, which were secured by properties owned by OFG or an affiliate of OFG. The loans earn interest at 8% per annum and are due on demand. The Partnership earned interest income of approximately $143,000, $188,000 and $72,000 during the years ended December 31, 1998, 1997 and 1996, respectively, from OFG and affiliates under loans secured by trust deeds.

(9)      Net Income Per Limited Partner Unit

         Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the year. These amounts were 195,482,129, 186,954,376 and 172,364,058 for the years ended December 31, 1998, 1997 and 1996, respectively.











(10)     Fair Value of Financial Instruments

         The Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value for certain of the Partnership's assets. The following methods and assumptions were used to estimate the value of the financial instruments included in the following categories:

         (a)      Cash  and  Cash  Equivalents,   Certificates  of  Deposit  and
                  Commercial Paper

                  The carrying amount approximates fair value because of the relatively short maturity of these instruments.

         (b)      Loans Secured by Trust Deeds

                  The carrying value of these instruments of $182,721,465 approximates the fair value as of December 31, 1998. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $3,500,000 at December 31, 1998 should also be considered in evaluating the fair value of loans secured by trust deeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements on any items dealing with accounting and financial disclosure with the accountants during the fiscal year.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partner is Owens Financial Group, Inc., a California corporation, 2221 Olympic Blvd., Walnut Creek, CA 94595. Its telephone number is
(925) 935-3840.

         The General Partner manages and controls the affairs of the Partnership and has general responsibility and final authority in all matters affecting the Partnership's business. These duties include dealings with limited partners, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management duties. The General Partner may also, at its sole discretion and subject to change at any time,

               purchase  from  the  Partnership   the  interest   receivable  or
               principal on delinquent mortgage loans held by the Partnership;

               purchase from a senior lienholder the interest receivable or principal on mortgage loans senior to mortgage loans held by the Partnership;

               use its own funds to cover any other costs associated with mortgage loans held by the Partnership such as property taxes, insurance and legal expenses; and

               purchase from the Partnership real estate acquired through foreclosure.

         In order to assure that the limited partners will not have personal liability as a General Partner, limited partners have no right to participate in the management or control of the Partnership's business or affairs other than to exercise the limited voting rights provided for in the Partnership Agreement.
The General Partner has primary responsibility for the initial selection, evaluation and negotiation of mortgage investments for the Partnership. The General Partner provides all executive, supervisory and certain administrative services for the Partnership's operations, including servicing the mortgage loans held by the Partnership. The Partnership's books and records are maintained by the General Partner, subject to audit by independent certified public accountants.

         The General Partner had a net worth of approximately $9,606,000 on December 31, 1998. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

               Milton N. Owens - Mr. Owens, Chairman of the Board of Directors of the General Partner, age 87, is a licensed real estate broker and has been Chairman since October 1981. Mr. Owens is a lifetime member of the American Institute of Real Estate Appraisers (MAI) and holds other professional designations. Mr. Owens has conducted real estate appraisal courses at the University of California, Berkeley. From 1936 to 1951, prior to his formation of Owens Mortgage Company, Mr. Owens was employed with the mortgage loan division of the Travelers Insurance Company. Mr. Owens is the father of William C. Owens, also a member of the Board of Directors and President of the General Partner.

               William C. Owens - Mr. Owens, age 48, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker and the son of Milton Owens, Chairman of the Board of Directors of the General Partner.

               Bryan H. Draper - Mr. Draper, age 41, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the board of directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

               William E. Dutra - Mr. Dutra, age 36, is a Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

               Andrew J. Navone - Mr. Navone, age 42, is a Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

               Melina A. Platt - Ms. Platt, age 32, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

Research and Acquisition

         The  General  Partner   considers   prospective   investments  for  the
Partnership. In that regard, the General Partner evaluates the credit of prospective borrowers, analyzes the return to the Partnership of potential mortgage loan transactions, reviews property appraisals, and determines which types of transactions appear to be most favorable to the Partnership. For these services, the General Partner generally receives mortgage placement fees (points) paid by borrowers when loans are originally funded or when the Partnership extends or refinances mortgage loans. These fees may reduce the yield obtained by the Partnership from its mortgage loans.

Partnership Management

The General Partner is responsible for the Partnership's investment portfolio. Its services include:

               the  creation  and   implementation  of  Partnership   investment
               policies;

               preparation and review of budgets, economic surveys, cash flow and taxable income or loss projections and working capital requirements;

               preparation and review of Partnership reports;

               communications with limited partners;

               supervision and review of Partnership bookkeeping, accounting and audits;

               supervision and review of Partnership state and federal tax returns; and

               supervision of professionals employed by the Partnership in connection with any of the foregoing, including attorneys, accountants and appraisers.

         For these and certain other services the General Partner is entitled to receive a management fee of up to 2-3/4% per annum of the unpaid balance of the Partnership's mortgage loans. The management fee is payable on all loans, including nonperforming or delinquent loans. The General Partner believes that a fee payable on delinquent loans is justified because of the expense involved in the administration of such loans. See "Compensation of the General Partner--Management Fees," at page 7.


Item 11.  Executive Compensation

         The Partnership does not pay any compensation to any persons other than the General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, SAR's, securities, or any other direct or indirect form of compensation other than the management and promotional fees permitted under the Partnership Agreement.

         The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 1998. Such fees were established by the General Partner and were not determined by arms-length negotiation.

                                                      Year Ended
                                                     December 31, 1998

Form of Compensation                              Actual           Maximum
                                                                   Allowable

Management Fees......................          $ 3,250,000         $ 4,784,000
Promotional Interest.................               50,000              50,000
                                               -----------         -----------
Subtotal.............................          $ 3,300,000         $ 4,834,000
                                               -----------         -----------


Reimbursement of Other Expenses......              151,000             151,000
                                               -----------         -----------
Total....                                      $ 3,451,000         $ 4,985,000
                                               ===========         ===========

Investment Evaluation Fees...........          $ 1,724,000         $ 1,724,000
Servicing Fees.......................              472,000             472,000
Late Payment Charges.................              382,000             382,000
                                               -----------         -----------
Total....                                      $ 2,578,000         $ 2,578,000
                                               ===========         ===========


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns 2,387,486 units (1.2%) of the Partnership as of December 31, 1998. The ownership (common stock) of the General Partner is owned as follows: 43.96% by Milton N. Owens, 27.47% by William C. Owens, 10.99% by Bryan H. Draper and 8.79% each by William E. Dutra and Andrew J. Navone.




Item 13.  Certain Relationships and Related Transactions

Transactions with management and others:

Management Fee

         The General Partner is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The amount of management fees to the General Partner for the year ended December 31, 1998 was approximately $3,250,000.

Servicing Fee

         All of the Partnership's loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 1998 was approximately $472,000.

Promotional Interest

                  The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners' capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its promotional interest, the General Partner has an interest equal to 1% of the limited partners' capital accounts. This promotional interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner's capital account as additional compensation. As of December 31, 1998, the General Partner had made cash capital contributions of $1,006,705 to the Partnership.
During 1998, the Partnership incurred promotional interest expense of $49,545.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K


                                                                   Form 10-K Pg.
(a)(1)   List of Financial Statements:

         Report of Independent Auditors                               p. 26

         Balance Sheets - December 31, 1998 and 1997                  p. 27

         Statements of Income for the years ended
           December 31, 1998, 1997 and 1996                           p. 28

         Statements of Partners Capital for the
           years ended December 31, 1998, 1997 and 1996               p. 29

         Statements of Cash Flows for the years
           ended December 31, 1998, 1997 and 1996                     p. 30

         Notes to Financial Statements                                pp. 31-42

(2)      Schedule IV- Mortgage Loans on Real Estate pp. 48-49

(3)      Exhibits:

         3. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 333-71299 filed January 27, 1999.

         10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Prospectus filed with Registration Statement 333-71299 filed January 27, 1999.

(b)      Reports on Form 8-K - None

(c)      Exhibits:

              3.   Amended   and   Restated   Limited   Partnership   Agreement,
incorporated by reference to Exhibit A to Prospectus filed with Registration Statement 333-71299 filed January 27 1999.

              10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Prospectus filed with Registration Statement 333-71299 filed January 27, 1999.

 (d)     Schedules:

         Schedule IV - Mortgage Loans on Real Estate



                                                                                                       SCHEDULE IV
                         OWENS MORTGAGE INVESTMENT FUND
               MORTGAGE LOANS ON REAL ESTATE -- DECEMBER 31, 1998



                                                                                                 Principal Amount
                                                                                                 of Loans Subject
                                                                                                   to Delinquent
            Description                                      Final           Carrying Amount       Principal or
                                     Interest Rate       Maturity date         of Mortgages            Interest


TYPE OF LOAN
Income Producing................       6.875-14.50%  Current to Sept., 2018       $162,768,798          $ 7,344,554
Single Family Residence.........        8.00-13.00%  Current to Sept., 2001          2,360,417              563,080
Land  ..........................        8.75-14.00%  Current to Aug., 2002          17,592,250              802,200
                                                                                  ------------          -----------
           TOTAL                                                                  $182,721,465          $ 8,709,834
                                                                                  ============          ===========


AMOUNT OF LOAN
$0-250,000......................       6.875-14.50%  Current to Dec., 2012          $6,599,767         $     21,915
$250,001-500,000................       7.875-14.00%  Current to Sept., 2018         13,760,077              773,926
$500,001-1,000,000..............        8.00-14.50%  Current to Jan., 2014          28,675,437            2,193,365
Over $1,000,000.................        8.50-12.50%  Current to May, 2015          133,686,184            5,720,628
                                                                                  ------------           ----------
           TOTAL                                                                  $182,721,465           $8,709,834
                                                                                  ============           ==========


POSITION OF LOAN
First ..........................       6.875-14.50%  Current to Sept., 2018       $162,597,467           $8,305,834
Second .........................       10.00-14.50%  Current to Dec., 2004          19,223,907              404,000
Third ..........................       10.00-11.00%  Current to Apr., 2000             548,967                    0
Fourth..........................         12.50%      Aug. 2002                         351,124                    0
                                                                                  ------------           ----------
           TOTAL                                                                  $182,721,465           $8,709,834
                                                                                  ============           ==========


---------------
NOTE 1: All loans are acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.
NOTE 2:

Balance at beginning of period (1/1/96).............................................................$151,350,591
      Additions during period:
      New mortgage loans..............................................................................51,365,781
      Loan carried back on sale of real estate..................................................         563,125
      Subtotal.......................................................................................203,279,497
      Deductions during period:
      Collection of principal.........................................................................46,976,563
      Foreclosures.....................................................................................1,913,000
      Conversion to Unsecured Loan to General Partner..........................................          241,000
      Balance at end of period (12/31/96)...........................................................$154,148,934

Balance at beginning of period (1/1/97).............................................................$154,148,934
      Additions during period:
      New mortgage loans..............................................................................78,449,432
      Loan carried back on sale of real estate...................................................        840,000
      Subtotal.......................................................................................233,438,366
      Deductions during period:
      Collection of principal.........................................................................55,444,410
      Foreclosures...............................................................................      3,279,349
      Balance at end of period (12/31/97)...........................................................$174,714,607

Balance at beginning of period (1/1/98).............................................................$174,714,607
      Additions during period:
      New mortgage loans..............................................................................83,714,828
      Loan carried back on sale of real estate to general partner................................      1,150,000
      Subtotal.......................................................................................259,579,435
      Deductions during period
      Collection of principal.........................................................................76,349,284
      Foreclosures...............................................................................        508,686
      Balance at end of period (12/31/98)...........................................................$182,721,465

During the years ended December 31, 1998, 1997 and 1996, the Partnership refinanced loans totaling $9,941,000, $6,562,000 and $5,400,000, respectively, thereby extending the maturity date.

During 1998, the Partnership sold a property located in Sonora, California to the General Partner for $1,150,000. The Partnership carried back a loan secured by a trust deed on the property for the full purchase price.

During 1997, the Partnership sold five loans to the General Partner at face values in the total amount of $1,213,000 comprised of cash of $940,000 and an assumption of a loan in the amount of $273,000.
--------------
NOTE 3: Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 1998. There are no other loans that exceed 3% of the total loans as of December 31, 1998:


                                                                                                        Principal
                                                                                                        Amount of
                                                                                                      Loans Subject
                                         Final                               Face        Carrying     to Delinquent
                            Interest   Maturity   Periodic Payment   Prior   Amount of   Amount of    Principal or
       Description             Rate     Date         Terms           Liens   Mortgages   Mortgages      Interest
       -----------          ---------  --------    --------------    -----   ---------   ---------      --------

Commercial Retail Center,   10.00%     10/19/00   Interest only,     None    $5,583,000  $5,583,000           $0
McMinnville, OR........                           balance due at
                                                  maturity


Office Building             10.50%     8/26/00    Interest only,     None    $5,950,000  $5,950,000           $0
Scottsdale, AZ.........                           balance due at
                                                  maturity


Office Building             10.75%     4/10/00    Interest only,     None    $7,005,000  $7,005,000           $0
San Francisco, CA......                           balance due at
                                                  maturity


Commercial Retail Centers,  10.00%     5/8/00     Interest only,     None    $10,600,000 $10,600,000          $0
Great Falls, MT and                               balance due at
Puyallup, WA...........                           maturity


---------------
NOTE 4: All amounts reported in this Schedule IV represent the aggregate cost for Federal income tax purposes.

NOTE 5: There are no write-downs or reserves on any of the individual loans listed under Note 3 above.



                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 16, 1999          OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:  March 16, 1999             By: /s/ William C. Owens
                                       William C. Owens, President


Dated:  March 16, 1999             By: /s/ Bryan H. Draper
                                       Bryan H. Draper, Chief Financial Officer


Dated:  March 16, 1999             By: /s/ Melina A. Platt
                                       Melina A. Platt, Controller