Form 10-QT
period 1999-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 1999-05-13
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1999

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

                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998

                                                                             March 31             December 31
                                                                               1999                  1998
                                                                            (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                 $  16,825,716         $    8,260,599
Certificates of deposit                                                         350,000                434,006
Commercial paper                                                                      -              3,084,044

Loans secured by trust deeds                                                179,834,286            182,721,465
Less:  Allowance for loan losses                                             (3,500,000)            (3,500,000)
                                                                            -----------           ------------
                                                                            176,334,286            179,221,465
Real estate held for sale, net of allowance
  for losses                                                                 10,505,942              9,971,202
Interest receivable                                                           1,589,982              1,380,530
Other receivables                                                                     -                 59,074
                                                                            -----------            -----------
     Total Assets                                                          $205,605,926           $202,410,920
                                                                            ===========            ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       537,933         $      522,827
Due to General Partner                                                          349,436                391,098
Accounts payable and accrued liabilities                                        150,660                156,193
                                                                            -----------            -----------

     Total Liabilities                                                        1,038,029              1,070,118
                                                                            -----------            -----------

PARTNERS' CAPITAL:
General partners                                                              2,015,755              1,967,069
Limited partners (Units Subject to Redemption)                              202,552,142            199,373,733
                                                                            -----------            -----------
     Total Partners' Capital                                                204,567,897            201,340,802
                                                                            -----------            -----------
     Total Liabilities and Partners' Capital                               $205,605,926           $202,410,920
                                                                            ===========            ===========

                 The accompanying notes are an integral part of
                          these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
         For the Three Months Ended March 31, 1999 and 1998 (Unaudited)

                                                                                             For the Three Months Ended
                                                                                           March 31              March 31
                                                                                             1999                  1998
                                                                                             ----                  ----
REVENUES:
     Interest income on loans secured by trust deeds                                    $   4,688,720         $   4,707,266
     Gain on sale of real estate                                                                    -             1,042,704
     Other income                                                                             154,942               112,841
                                                                                         ------------          ------------
     Total revenues                                                                         4,843,662             5,862,811
                                                                                          -----------           -----------

OPERATING EXPENSES:
     Management fees to General Partner                                                       400,171               486,171
     Servicing fees to General Partner                                                        113,027               107,641
     Promotional interest                                                                      24,317                23,969
     Administrative                                                                             7,500                14,129
     Legal and accounting                                                                      86,473                55,786
     Real estate operations, net                                                              (28,882)               49,973
     Other                                                                                     60,452                 3,435
                                                                                        -------------       ---------------
     Total operating expenses                                                                 663,058               741,104
                                                                                         ------------         -------------

     Net income                                                                         $   4,180,604         $   5,121,707
                                                                                            =========           ===========

     Net income allocated to general partner                                          $        41,174       $        50,710
                                                                                          ===========         =============

Net income allocated to limited partners                                                $   4,139,430         $   5,070,997
                                                                                            =========           ===========

Net income allocated to limited partners
    per weighted average limited partnership unit
(203,312,000 and 192,678,000 average units)                                                    $ .020                 $.026
                                                                                                 ====                  ====

                 The accompanying notes are an integral part of
                          these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 1999 and 1998 (Unaudited)

                                                                              March 31                March 31
                                                                                1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $   4,180,604          $    5,121,707
Adjustments to reconcile net income
      to net cash provided by operating activities:
     Gain on sale of real estate by limited partnership                                -              (1,017,831)
     Loss on sale of real estate properties                                            -                   2,701
     Changes in operating assets and liabilities:
       Interest receivable                                                      (209,452)               (142,718)
       Other receivables                                                          59,074                  53,509
       Accrued distributions payable                                              15,106                 (15,191)
       Due to General Partner                                                    (41,662)                410,932
       Accounts payable and accrued liabilities                                   (5,533)                      -
                                                                             -----------           ------------
          Net cash provided by operating activities                            3,998,137               4,413,109
                                                                             -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                                (9,788,276)             (8,164,033)
     Principal collected                                                         396,324                 488,794
     Loan payoffs                                                             11,737,965               9,863,394
     Investment in real estate properties                                        (56,544)                (19,127)
     Net proceeds from disposition of real estate properties                      90,331                       -
     Investment in limited partnership                                                 -                (838,419)
     Distributions received from limited partnership                                   -               3,575,910
     Investment in corporate joint venture                                       (27,361)                (26,142)
     Maturity of commercial paper                                              3,084,044                       -
     Maturity of certificate of deposit                                           84,006                       -
                                                                             -----------             -----------
         Net cash provided by investing activities                             5,520,489               4,880,377
                                                                             -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership Units                                   5,367,556               5,509,894
     Partners' cash distributions                                             (1,593,383)             (1,575,916)
     Partners' capital withdrawals                                            (4,727,682)             (3,275,561)
                                                                             -----------             -----------
         Net cash (used in) provided by financing activities                    (953,509)                658,417
                                                                             -----------             -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                          8,565,117               9,951,903
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          8,260,599               3,073,115
                                                                             -----------             -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                             $ 16,825,716            $ 13,025,018
                                                                             ===========             ===========

See note 3 for supplemental disclosure of non-cash investing activities.

                 The accompanying notes are an integral part of
                          these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999



    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

    (2)  Loans Secured by Trust Deeds

         The Partnership's investment in loans delinquent greater than ninety days is $9,376,000 and $8,710,000 as of March 31, 1999 and December 31,
         1998, respectively. As of March 31, 1999, $7,393,000 of the delinquent loans has a specific related allowance for credit losses totaling approximately $1,965,000. There is a non-specific allowance for credit losses of $1,535,000 for the remaining delinquent balance and for other current loans. There was no additional allowance for credit losses during the three months ended March 31, 1999.

         As of March 31, 1999 and December 31, 1998, loans past maturity totaled approximately $22,059,000 and $23,418,000, respectively. Of the past maturity loans at March 31, 1999, $7,436,000 represent loans for which interest payments are delinquent more than ninety days.

   (3)    Real Estate Held for Sale

         During the three months ended March 31, 1999, the Partnership acquired through foreclosure a 91% interest in 92 residential lots in Lake Don Pedro, California, on which it had a trust deed investment of $541,165.

    (4)  Transactions with Affiliates

         The General Partner of the  Partnership,  Owens Financial  Group,  Inc.
         (OFG), is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership.

         All of the Partnership's loans are serviced by OFG, in consideration for which OFG receives up to .25% per annum of the unpaid principal balance of the loans.




                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999



    (4)  Transactions with Affiliates, Continued

         OFG,  at its sole  discretion  may,  on a  monthly  basis,  adjust  the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months is equal to or less than the stated limits. Management fees amounted to approximately $400,000 and $486,000 for the three months ended March 31, 1999 and 1998, respectively. Service fee payments to OFG approximated $113,000 and $108,000 for the three months ended March 31, 1999 and 1998, respectively.



         .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1999 Compared to 1998

The net income decrease of approximately $941,000 (18%) for the three months ended March 31, 1999 as compared to 1998 was due to:

The decrease in gain on sale of real estate of approximately $1,043,000 (100%). The gain on sale of real estate for the three months ended March 31, 1998 was from sales of homes in the WV-OMIF Partners development limited partnership. The final homes in this limited partnership were sold in 1998. Therefore, there were no sales and no gain recognized in 1999.

The decrease in gain on sale of real estate was partially offset by a decrease in management fees paid to the General Partner of $86,000 (18%) which are paid pursuant to the Partnership Agreement and net income from real estate operations of $29,000 for the quarter ended March 31, 1999 as compared to a net loss of $50,000 for the quarter ended March 31, 1998.

Interest income on loans secured by trust deeds decreased $19,000 (0.4%) for the three months ended March 31, 1999, as compared to the same period in 1998. This decrease was a result of a decrease in the weighted average yield of the loan portfolio from 11.09% as of March 31, 1998 to 10.77% as of March 31, 1999 even though the average loan portfolio grew by approximately 4.0% for the quarter ended March 31, 1999 as compared to 1998. The decrease in interest income for the quarter was also due to an increase in delinquent loans of approximately 8% as of March 31, 1999 as compared to 1998.

Financial Condition

March 31, 1999 and December 31, 1998

Loan Portfolio

The number of Partnership mortgage investments decreased from 188 to 177 and the average loan balance increased from approximately $972,000 to $1,016,000 as of December 31, 1998 and March 31, 1999, respectively. These average loan increases reflect the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

Prior to May 1, 1993, the General Partner followed a policy of purchasing all interest receivables of delinquent loans. However, on loans originated by the General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the General Partner adopted the policy not to purchase delinquent interest or principal. As of March 31, 1999 and December 31, 1998, there were approximately $8,569,000 and $7,904,000, respectively, in loans held by the Partnership on which payments were more than 90 days delinquent and on which such delinquent interest was not being purchased by the General Partner. The General Partner purchased approximately $23,000 and $110,000 in delinquent interest receivables of the Partnership during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

Approximately $9,376,000 (5.2%) and $8,710,000 (4.8%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of March 31, 1999 and December 31, 1998, respectively. Of these amounts, approximately $3,111,000 (1.7%) and $3,657,000 (2.0%) were in the process of foreclosure.
Loans more than 90 days delinquent increased by $666,000 (7.7%) from December 31, 1998 to March 31, 1999, primarily due to one large loan which became delinquent during the quarter. Management believes that the loan, with an outstanding principal balance of approximately $1,553,000, is adequately secured and that no additional loan loss reserve for this loan is necessary.

A loan loss reserve in the amount of $3,500,000 was recorded on the books of the Partnership as of March 31, 1999 and December 31, 1998. The General Partner believes that this loan loss reserve is adequate.

As of March 31, 1999 and December 31, 1998 approximately 55% and 48%, respectively, of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California. The increase in the percentage of loans secured by real property in Northern California has primarily been due to three new loans originated during the quarter in the total amount of $2,125,000 which are secured by properties in Northern California and the continued funding of construction loans located in Northern California. In addition, four large loans located outside of Northern California in the total amount of approximately $4,350,000 were paid off during the quarter.

The Partnership's investment in loans secured by single family residences has decreased by 58% since December 31, 1998 primarily due to the foreclosure of one property located in Lake Don Pedro, California in the amount of $541,000 and the payoff of three loans in the total amount of $1,003,000. In addition, the Partnership's investment in loans secured by unimproved land has increased by 3%. All of the Partnership's loans secured by unimproved land or land in the process of being developed are first trust deeds. In addition, only one of these loans in the amount of $802,200 is more than 90 days delinquent in payment as of March 31, 1999.






The following amount of delinquent loans held by the Partnership have been acquired and foreclosed upon by the General Partner from January 1, 1994 through March 31, 1999:

                                    Delinquent                      Year
             Principal               Interest                    Foreclosed
               58,000                    4,417                      1994
            1,184,223                  252,810                      1995
            2,320,000                   86,981                      1996
              613,400                   50,625                      1997
                   --                       --                      1998
                   --                       --                      1999

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

Real Estate Properties Held for Sale

The Partnership currently holds title to twelve properties that were foreclosed on from January 1, 1993 through March 31, 1999 in the amount of $9,673,000, net of allowance for losses of $1,184,000. Since 1993, the Partnership's investment in real estate held for sale has increased due to the General Partner's decision to stop acquiring from the Partnership property subject to foreclosure on which the Partnership has a trust deed investment on property acquired by the Partnership through foreclosure. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans. During the three months ended March 31, 1999, the Partnership acquired through foreclosure a 91% interest in 92 residential lots in Lake Don Pedro, California, on which it had a trust deed investment of $541,165.

Six of the Partnership's twelve properties do not currently generate revenue. Expenses from rental properties have decreased from approximately $220,000 to $151,000 (31%) for the three months ended March 31, 1998 and 1999, respectively, due to expenses incurred on the Sonora Vista property in the first quarter of 1998 prior to the sale of the property to the General Partner and legal, insurance and payroll expenses incurred on the Merced and Oakland properties in the first quarter of 1998 which were not incurred in 1999. In addition, revenues associated with these properties have increased from $170,000 to $180,000 (5.9%), thus generating net income from real estate held for sale of $29,000 during the three months ended March 31, 1999. The increase in rental revenues is due to the increased number of properties held which are generating income and to increased occupancy rates on those properties as of March 31, 1999 as compared to 1998.

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

During the three months ended March 31, 1999 and 1998, the Partnership advanced an additional $27,361 and $26,141, respectively, to the corporate joint venture for development. The total investment in the corporate joint venture was $832,922 and $805,561 as of March 31, 1999 and December 31, 1998, respectively.

The Company received all development approvals in the third quarter of 1998 and expects to begin construction in June of 1999.

Interest Receivable and Due to General Partner

Interest receivable increased from approximately $1,381,000 as of December 31, 1998 to $1,590,000 as of March 31, 1999 ($209,000 or 15%), due primarily to payments on certain loans received from the General Partner on April 1, 1999 which were accrued as of March 31, 1999.

Due to General Partner decreased from approximately $391,000 as of December 31, 1998 to $349,000 as of March 31, 1999 ($42,000 or 11%) due primarily to a decrease in the management fees owed to the General Partner for the quarter ended March 31, 1999. Management fees are paid pursuant to the Partnership Agreement.

Cash and Cash Equivalents, Certificates of Deposit and Commercial Paper

Cash and cash equivalents, certificates of deposit and commercial paper have increased from approximately $11,779,000 as of December 31, 1998 to $17,176,000 as March 31, 1999, respectively ($5,397,000 or 46%). This increase is primarily attributable to the rollover of limited partner income and principal collected on loans (including loan payoffs) during the quarter ended March 31, 1999 without the investment in new loans of the same amount.

Asset Quality

Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of March 31, 1999 management believes that the allowance for loan losses of $3,500,000 is adequate. As of then, loans secured by trust deeds include $9,376,000 in loans delinquent over 90 days, of which $3,111,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.

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

There has been little variation in the percentage of capital withdrawals to total capital invested by the limited partners in recent years, excluding regular distributions of net income to limited partners, and no substantial change is expected. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63% and 7.33% for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and 9.32% (annualized) for the three months ended March 31, 1999. These percentages are the annual average of the limited partners capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

Current Economic Conditions

Although the current economic climate in Northern California and the Western United States is generally strong, many areas outside of the San Francisco Bay Area and throughout the Western United States continue to experience depressed values created by the real estate recession of the early 1990's. Other than the loss incurred in February 1998 on the sale to the General Partner of the manufactured-home development in Sonora, California, acquired through foreclosure, the Partnership has not sustained any material losses to date. This has been due primarily to the General Partner's pre-May 1, 1993 practice of purchasing delinquent interest and loans from the Partnership prior to foreclosure. The General Partner has ceased such practices, except as to loans that pre-exist the change in policy and other very limited exceptions. The General Partner expects that it will not purchase delinquent interest or principal on delinquent loans in the future, and therefore, the Partnership could sustain losses with respect to loans secured by properties located in areas of declining real estate values. This could result in a reduction of the net income of the Partnership for a year in which those losses occur. There is no way of making a reliable estimate of these potential losses at the present time.

Despite the Partnership's ability to purchase mortgage loans with relatively strong yields during 1997, 1998 and the quarter ended March 31, 1999, there has been competition from a variety of lenders that has had the effect of reducing mortgage yields over the past two years and could have the effect of reducing mortgage yields further in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Year 2000 Readiness

Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at most companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The General Partner depends on the use of computers and related systems to provide timely, accurate information essential to the management and operation of the Partnership. These systems include both information technology
(IT) and non-information technology (non-IT) systems. For IT and non-IT systems developed by independent third parties (externally-developed), the vendors and suppliers have represented that these systems are Year 2000 compliant; however, internal testing of these systems has not been completed. The computer programs used to account for mortgage loan investments, investments in Units and other items are internally-developed IT systems. These IT systems have been reviewed by independent consultants to determine whether these programs are able to recognize the year 2000 and all required modifications have been completed. The consultants are currently in the process of testing all modifications that have been made. The testing is expected to be completed by August of 1999.

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

The General Partner is in the process of assessing Year 2000 issues with third parties, comprised primarily of certain financial institutions and other vendors, with whom the Partnership has a material business relationship (Third Parties). Currently, the Partnership believes that if a significant portion of these financial institutions is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partner has sent letters to these and other Third Parties requesting representations of their Year 2000 readiness and is currently awaiting replies from the Third Parties.

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


Dated:  May 12, 1999          OWENS MORTGAGE INVESTMENT FUND,
                              a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   May 12, 1999          By: /s/William C. Owens
                                  William C. Owens, President


Dated:   May 12, 1999          By: /s/ Bryan H. Draper
                                   Bryan H. Draper, Chief Financial Officer


Dated:   May 12, 1999          By: /s/ Melina A. Platt
                                   Melina A. Platt, Controller