Form 10-QT
period 1999-06-30
OWENS MORTGAGE INVESTMENT FUND
filed 1999-08-16
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1999

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

                                 BALANCE SHEETS
                       June 30, 1999 and December 31, 1998

                                                                              June 30             December 31
                                                                               1999                  1998
                                                                            (Unaudited)
                                                             ASSETS

Cash and cash equivalents                                                $    5,302,096         $    8,260,599
Certificates of deposit                                                         250,000                434,006
Commercial paper                                                                      -              3,084,044

Loans secured by trust deeds                                                194,071,542            182,721,465
Less:  Allowance for loan losses                                             (3,500,000)            (3,500,000)
                                                                           -------------          -------------
                                                                            190,571,542            179,221,465
Real estate held for sale, net of allowance
  for losses                                                                 10,279,982              9,971,202
Interest receivable                                                           1,423,611              1,380,530
Other receivables                                                                     -                 59,074
                                                                    -------------------        ---------------
     Total Assets                                                         $ 207,827,231          $ 202,410,920
                                                                            ===========            ===========

                                                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       537,799        $       522,827
Due to General Partner                                                          511,775                391,098
Accounts payable and accrued liabilities                                         27,525                156,193
                                                                         --------------         --------------

     Total Liabilities                                                        1,077,099              1,070,118
                                                                           ------------          -------------

PARTNERS' CAPITAL:
General Partner                                                               2,027,779              1,967,069
Limited partners (Units Subject to Redemption)                              204,722,353            199,373,733
                                                                            -----------            -----------
     Total Partners' Capital                                                206,750,132            201,340,802
                                                                            -----------            -----------
     Total Liabilities and Partners' Capital                              $ 207,827,231          $ 202,410,920
                                                                            ===========            ===========

              The accompanying notes are an integral part of these
                             financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
      For the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)

                                                          For the Three Months Ended                  For the Six Months Ended
                                                            June 30          June 30                  June 30           June 30
                                                             1999             1998                      1999              1998
                                                             ----             ----                      ----              ----
  REVENUES:
     Interest income on loans secured by trust deeds   $   4,768,312    $   4,541,925             $   9,457,032     $   9,237,100
     Gain on sale of real estate                              18,324           83,705                    18,324         1,254,018
     Other income                                             95,255          210,578                   250,197           345,856
                                                         -----------      -----------               -----------      ------------
     Total revenues                                        4,881,891        4,836,208                 9,725,553        10,836,974
                                                         -----------      -----------               -----------      ------------

OPERATING EXPENSES:
     Management fees to General Partner                      523,157          188,189                   923,328           772,839
     Servicing fees to General Partner                       119,093          105,326                   232,120           248,733
     Promotional interest to General Partner                   6,053            6,738                    30,370            38,460
     Administrative                                            5,000           13,752                    12,500            32,591
     Legal and accounting                                     23,684              531                   110,157            56,317
     Real estate operations, net                             (38,995)         (21,694)                  (67,876)           19,526
     Other                                                     2,309            9,662                    62,760            13,097
                                                         -----------      -----------               -----------       -----------
     Total operating expenses                                640,301          302,504                 1,303,359         1,181,563
                                                         -----------      -----------               -----------       -----------
     Net income                                        $   4,241,590    $   4,533,704             $   8,422,194     $   9,655,411
                                                         ===========      ===========               ===========       ===========

     Net income allocated to General Partner           $      41,177    $      44,888             $      83,166     $      95,598
                                                         ===========      ============              ===========       ===========

Net income allocated to limited partners               $   4,200,413    $   4,488,816             $   8,339,028     $   9,559,813
                                                         ===========      ===========               ===========       ===========

Net income allocated to limited partners
    per weighted average limited partnership unit      $.021            $.023                     $.041             $.049
                                                        ====             ====                       ====              ====

Weighted average limited partnership units             203,848,000      196,095,000               203,080,000       194,387,000
                                                       ===========      ===========               ===========       ===========

                          The accompanying notes are an
                  integral part of these financial statements.


                                                                                       4
                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 1999 and 1998 (Unaudited)

                                                                               June 30                 June 30
                                                                                1999                    1998
Cash flows from operating activities:
     Net Income                                                              $ 8,422,194           $   9,655,411
Adjustments to reconcile net income
      to net cash provided by operating activities:
     Gain on sale of real estate by limited partnership                                -              (1,229,145)
     Gain on sale of real estate properties                                      (18,324)                (24,873)
     Changes in operating assets and liabilities:
       Interest receivable                                                       (43,081)               (474,360)
       Other receivables                                                          59,074                  53,509
       Accrued distributions payable                                              14,972                 (13,322)
       Due to General Partner                                                    120,677                  77,138
       Accounts payable and accrued liabilities                                 (128,668)                      -
                                                                             ------------    -------------------
          Net cash provided by operating activities                            8,426,844               8,044,358
                                                                             -----------           -------------

Cash flows from investing activities:
     Purchases of loans secured by trust deeds                               (49,097,872)            (34,539,107)
     Principal collected                                                         839,383                 936,019
     Loan payoffs                                                             31,838,247              35,127,850
     Sales of loans to third parties at face value                             4,529,000                       -
     Investment in real estate properties                                        (75,763)                (39,172)
     Net proceeds from sales of real estate properties                           327,398                  90,035
     Investment in limited partnership                                                 -                (926,487)
     Distributions received from limited partnership                                   -               5,457,464
     Investment in corporate joint venture                                       (57,067)                (72,778)
     Repayment received from corporate joint venture                              56,141                       -
     Maturity of commercial paper                                              3,084,044                       -
     Maturity of certificate of deposit                                          184,006                       -
                                                                            ------------     -------------------
         Net cash (used in) provided by investing activities                  (8,372,483)              6,033,824
                                                                             ------------          -------------

Cash flows from financing activities:
     Proceeds from sale of partnership Units                                   9,709,152               8,015,888
     Partners' cash distributions                                             (3,202,651)             (3,162,264)
     Partners' capital withdrawals                                            (9,519,365)             (7,535,893)
                                                                            ------------            ------------
         Net cash used in financing activities                                (3,012,864)             (2,682,269)
                                                                            -------------           -------------

(Decrease) increase in cash and cash equivalents                              (2,958,503)             11,395,913

Cash and cash equivalents at beginning of period                               8,260,599               3,073,115
                                                                             -----------             -----------

Cash and cash equivalents at end of period                                   $ 5,302,096            $ 14,469,028
                                                                               =========              ==========

See note 3 for supplemental disclosure of non-cash investing activities.

                          The accompanying notes are an
                  integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999



    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

    (2)  Loans Secured by Trust Deeds

         The Partnership's investment in loans delinquent greater than ninety days is $10,123,000 and $8,710,000 as of June 30, 1999 and December 31,
         1998, respectively. As of June 30, 1999, $8,078,000 of the delinquent loans has a specific related allowance for credit losses totaling $2,215,000. There is a non-specific allowance for credit losses of $1,285,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days. There was no additional allowance for credit losses during the three and six months ended June 30, 1999.

         As of June 30, 1999 and December 31, 1998, loans past maturity totaled approximately $25,535,000 and $23,418,000, respectively. Of the past maturity loans at June 30, 1999, $7,432,000 represent loans for which interest payments are delinquent more than ninety days.

         During the quarter ended June 30, 1999, the Partnership sold full and partial interests in eight loans to third parties and to related parties in the amounts of $3,804,000 and $725,000, respectively. The sale of all the loans resulted in no gain or loss in the accompanying financial statements.

   (3)    Real Estate Held for Sale

         During the three months ended June 30, 1999, a 6-unit residential building located in Oakland, California, of which the Partnership owned a 22% interest, was sold resulting in a gain to the Partnership of $18,324. During the six months ended June 30, 1999, the Partnership acquired through foreclosure a 91% interest in 92 residential lots in Lake Don Pedro, California, on which it had a trust deed investment of $541,165.






                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999



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

         OFG,  at its sole  discretion  may,  on a  monthly  basis,  adjust  the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months is equal to or less than the stated limits. Management fees amounted to approximately $523,000 and $188,000 for the three months ended June 30, 1999 and 1998, respectively, and $923,000 and $773,000 for the six months ended June 30, 1999 and 1998, respectively. Service fee payments to OFG approximated $119,000 and $105,000 for the three months ended June 30, 1999 and 1998, respectively, and $232,000 and $249,000 for the six months ended June 30, 1999 and 1998, respectively.



         .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1999 Compared to 1998

         The net income decrease of approximately $292,000 (6.4%) for the three months ended June 30, 1999 as compared to 1998 was primarily due to an increase in the management fees to the General Partner of $335,000. Management fees are paid pursuant to the Partnership Agreement.

         Interest income on loans secured by trust deeds increased approximately $226,000 (5.0%) for the three months ended June 30, 1999, as compared to the same period in 1998. This increase was a result of an increase in the average loan portfolio of approximately 8.5% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, even though the weighted average yield of the loan portfolio decreased from 11.03% to 10.81% for the three months ended June 30, 1998 and 1999, respectively.

Six Months Ended June 30, 1999 Compared to 1998

         The net income decrease of approximately $1,233,000 (12.8%) for the six months ended June 30, 1999 as compared to 1998 was primarily due to the decrease in gain on sale of real estate of approximately $1,236,000 (98%). The gain on sale of real estate for the six months ended June 30, 1998 was from sales of homes in the WV-OMIF Partners development limited partnership. The final homes in this limited partnership were sold in 1998. Therefore, there were no sales and no gain recognized in 1999.

         Interest income on loans secured by trust deeds increased approximately $220,000 (2.4%) for the six months ended June 30, 1999, as compared to the same period in 1998. This increase was a result of an increase in the average loan portfolio of approximately 6.5% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, even though the weighted average yield of the loan portfolio decreased from 11.05% to 10.76% for the six months ended June 30, 1998 and 1999, respectively.

Financial Condition

June 30, 1999 and December 31, 1998

Loan Portfolio

         The number of Partnership mortgage investments decreased from 188 to 170 and the average loan balance increased from approximately $972,000 to $1,142,000 as of December 31, 1998 and June 30, 1999, respectively. These average loan increases reflect the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

         Prior to May 1, 1993, the General Partner followed a policy of purchasing all interest receivables of delinquent loans. However, on loans originated by the General Partner on or after May 1, 1993, and effective November 1, 1994, for certain other loans originated prior to May 1, 1993, the General Partner adopted the policy not to purchase delinquent interest or principal. As of June 30, 1999 and December 31, 1998, there were approximately $9,321,000 and $7,904,000, respectively, in loans held by the Partnership on which payments were more than 90 days delinquent and on which such delinquent interest was not being purchased by the General Partner. The General Partner purchased approximately $45,000 and $110,000 in delinquent interest receivables of the Partnership during the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

         Approximately  $10,123,000  (5.2%) and  $8,710,000  (4.8%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of June 30, 1999 and December 31, 1998, respectively. Of these amounts, approximately $3,111,000 (1.6%) and $3,657,000 (2.0%) were in the process of foreclosure. Loans more than 90 days delinquent increased by $1,413,000 (16.2%) from December 31, 1998 to June 30, 1999, primarily due to one large loan which became delinquent during the six month period. Management believes that the loan, with an outstanding principal balance of approximately $1,548,000, is adequately secured and that no additional loan loss reserve for this loan is necessary.

         A loan loss allowance in the amount of $3,500,000 was recorded on the books of the Partnership as of June 30, 1999 and December 31, 1998.

         As of June 30, 1999 and December 31, 1998, approximately 49% and 48%, respectively, of the mortgage loans made or invested in by the Partnership are secured by real property located in Northern California.

         During the quarter ended June 30, 1999, the Partnership sold full and partial interests in eight loans to third parties and to related parties in the amounts of $3,804,000 and $725,000, respectively. The sale of all the loans resulted in no gain or loss in the accompanying financial statements.

Real Estate Properties Held for Sale

         The Partnership currently holds title to eleven properties that were foreclosed on from January 1, 1993 through June 30, 1999 in the amount of $9,473,000, net of allowance for losses of $1,184,000. Since 1993, the Partnership's investment in real estate held for sale has increased due to the General Partner's decision to stop acquiring from the Partnership property subject to foreclosure on which the Partnership has a trust deed investment on property acquired by the Partnership through foreclosure. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. During the six months ended June 30, 1999, the Partnership acquired through foreclosure a 91% interest in 92 residential lots in Lake Don Pedro, California, on which it had a trust deed investment of $541,000. During the three months ended June 30, 1999, a 6-unit residential building located in Oakland, California, of which the Partnership owned a 22% interest, was sold resulting in a gain to the Partnership of $18,000.

         Seven of the Partnership's eleven properties do not currently generate revenue. Expenses from rental properties have decreased from approximately $159,000 to $122,000 (23%) for the three months ended June 30, 1998 and 1999, respectively, due to legal, insurance and payroll expenses incurred on the Merced and Oakland properties in the quarter ended June 30, 1998 which were not incurred in 1999. Revenues associated with these properties have decreased from $181,000 to $161,000 (11%) during the three months ended June 30, 1999. The decrease in rental revenues is due to rental income received on the Monterey property in the quarter ended June 30, 1998 prior to a former tenant vacating the property. This tenant paid approximately $52,000 as compared to $18,000 earned on the property during the same quarter in 1999.

Investment in Corporate Joint Venture

         In 1995, the Partnership foreclosed on a $572,000 loan and obtained title to a commercial lot in Los Gatos, California that secured the loan. In 1997, the Partnership contributed the lot to a limited liability company (the Company) formed with an unaffiliated developer to develop and sell a commercial office building on the lot. The Partnership is providing construction financing to the Company at prime plus two percent.

         During the six months ended June 30, 1999 and 1998, the Partnership advanced an additional $57,000 and $73,000, respectively, to the corporate joint venture for development. During the six months ended June 30, 1999, the Partnership received repayment of advances in the amount of $56,000. The total investment in the corporate joint venture was $806,000 and $806,000 as of June 30, 1999 and December 31, 1998, respectively.

         The Company received all development approvals in the third quarter of 1998 and began grading of the property in July 1999.






Interest Receivable and Due to General Partner

         Interest receivable increased from approximately $1,381,000 as of December 31, 1998 to $1,424,000 as of June 30, 1999 ($43,000 or 3.1%), due
primarily to an increase in the loan portfolio of approximately 6% between December 31, 1998 and June 30, 1999.

         Due to General Partner increased from approximately $391,000 as of December 31, 1998 to $512,000 as of June 30, 1999 ($121,000 or 30.9%) due
primarily to an increase in the management fees owed to the General Partner for the quarter ended June 30, 1999. Management fees are paid pursuant to the Partnership Agreement.

Cash and Cash Equivalents, Certificates of Deposit and Commercial Paper

         Cash and cash equivalents, certificates of deposit and commercial paper have decreased from approximately $11,779,000 as of December 31, 1998 to $5,552,000 as June 30, 1999, respectively ($6,227,000 or 52.9%). This decrease is primarily attributable to an increase in investment in loans during the six months ended June 30, 1999 without loan payoffs or sales of the same amount.

Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses should be increased or decreased to cover potential losses of the Partnership. The total loan loss allowance was $3,500,000 as of June 30, 1999. As of then, loans secured by trust deeds include $10,123,000 in loans delinquent over 90 days, of which $3,111,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.




         The General Partner's judgment of the adequacy of loan loss reserves includes consideration of:

      economic conditions;

      borrower's financial condition;

      evaluation of industry trends;

      review and evaluation of loans identified as having loss potential; and

      quarterly review by the Board of Directors.

Liquidity and Capital Resources

         Purchases of Units and loan payoffs provide the capital for mortgage investments. A substantial increase in general market interest rates could have an adverse affect on the Partnership, because then the Partnership's investment yield could be lower than other debt-related investments. In that event, purchases of additional Units could decline, which, in turn, would reduce the liquidity of the Partnership and its ability to make additional mortgage investments. In contrast, a significant increase in the dollar amount of loan payoffs and/or additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments. The Partnership has not and does not intend to borrow money for investment purposes.

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 1998, excluding regular distributions of net income to limited partners. The annualized withdrawal percentage increased during 1999 primarily due to an increase in the maximum quarterly amount which could be withdrawn by limited partners from $75,000 to $100,000 as a result of a change in the Partnership Agreement in December 1998. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63% and 7.33% for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and 9.30%
(annualized) for the six months ended June 30, 1999. These percentages are the annual average of the limited partners capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

         Despite the Partnership's ability to purchase mortgage loans with relatively strong yields during 1997, 1998 and the six months ended June 30, 1999, the interest rate environment and competition from a variety of lenders has had the effect of reducing mortgage yields over the past two years. Although mortgage yields have increased over the past three months, increased competition or changes in the economy could again have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Year 2000 Readiness

         Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at most companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The General Partner depends on the use of computers and related systems to provide timely, accurate information essential to the management and operation of the Partnership. These systems include both information technology (IT) and non-information technology (non-IT) systems. For IT and non-IT systems developed by independent third parties (externally-developed), the vendors and suppliers have represented that these systems are Year 2000 compliant; however, internal testing of these systems is still being completed. The internally-developed computer programs used to account for mortgage loan investments are currently in the process of being replaced with new externally-developed mortgage software which is fully Year 2000 compliant. This implementation should be completed by September 1999. The internally-developed programs used to account for investments in Units and other items have been reviewed by independent consultants to determine whether these programs are able to recognize the year 2000 and all required modifications have been completed. The consultants are currently in the process of testing all modifications that have been made. The testing is expected to be completed by August of 1999.

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

         The General Partner is in the process of assessing Year 2000 issues with third parties, comprised primarily of certain financial institutions and other vendors, with whom the Partnership has a material business relationship (Third Parties). Currently, the Partnership believes that if a significant portion of these financial institutions is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties including borrowers is not expected to have a material effect on the Partnership's results of operations and financial condition unless a substantial number of borrowers experience difficulties. The General Partner has sent letters to these and other Third Parties requesting representations of their Year 2000 readiness and is currently awaiting replies from the Third Parties.

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


Dated:  August 13, 1999        OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   _______________       By: _________________________________
                                   William C. Owens, President


Dated:   _______________       By: _________________________________
                                   Bryan H. Draper, Chief Financial Officer


Dated:   _______________       By: _________________________________
                                   Melina A. Platt, Controller