Form 10-QT
period 1999-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 1999-11-05
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 1999

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

                             Interim Balance Sheets

                    September 30, 1999 and December 31, 1998


                                   (UNAUDITED)
                                                          September 30     December 31
                                                              1999             1998

ASSETS

Cash and cash equivalents ...........................   $   4,343,339    $   8,260,599
Certificates of deposit .............................         250,000          434,006
Commercial paper ....................................            --          3,084,044

Loans secured by trust deeds ........................     200,535,280      182,721,465
Less:  Allowance for loan losses ....................      (3,750,000)      (3,500,000)
                                                          196,785,280      179,221,465
Real estate held for sale, net of allowance
  for losses of $1,184,000 in 1999 and 1998                 9,963,220        9,971,202
Interest receivable .................................       1,561,902        1,380,530
Other receivables ...................................            --             59,074
         Total Assets ...............................   $ 212,903,741    $ 202,410,920


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable .......................   $     568,122    $     522,827
Due to General Partner ..............................         642,410          391,098
Accounts payable and accrued liabilities ............          27,525          156,193

         Total Liabilities ..........................       1,238,057        1,070,118

PARTNERS' CAPITAL:
General partners ....................................       2,080,415        1,967,069
Limited partners (Subject to Redemption) ............     209,585,269      199,373,733
         Total Partners' Capital ....................     211,665,684      201,340,802
         Total Liabilities and Partners' Capital ....   $ 212,903,741    $ 202,410,920

See accompanying notes to interim financial statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
  For the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

                                                                      For the Three Months Ended       For the Nine Months Ended
                                                                    September 30     September 30     September 30     September 30
                                                                         1999            1998             1999             1998
REVENUES:
         Interest income on loans secured by trust deeds ......   $   5,015,553    $   5,030,646    $  14,472,585    $  14,267,744
         Gain (loss) on sale of real estate ...................         822,316           (2,074)         840,640        1,251,943
         Other income .........................................          68,055          241,070          318,252          586,927
                  Total revenues ..............................       5,905,924        5,269,642       15,631,477       16,106,614

OPERATING EXPENSES:
         Management fees to General Partner ...................         817,267        1,720,721        1,740,594        2,493,560
         Servicing fees to General Partner ....................         123,670          108,097          355,790          356,829
         Promotional interest to General Partner ..............          24,602             --             54,972           38,460
         Administrative .......................................          10,000           23,480           22,500           53,220
         Legal and accounting .................................          13,130           20,629          123,287           79,798
         Real estate operations, net ..........................         (40,259)           3,753         (108,135)          23,280
         Other ................................................             100               59           62,860           13,156
         Provision for loan losses ............................         250,000             --            250,000             --
         Total operating expenses .............................       1,198,510        1,876,739        2,501,868        3,058,303
                  Net income ..................................   $   4,707,414    $   3,392,903    $  13,129,609    $  13,048,311

                  Net income allocated to General Partner .....   $      46,398    $      33,593    $     129,565    $     129,191

                  Net income allocated to limited partners ....   $   4,661,016    $   3,359,310    $  13,000,044    $  12,919,120

                  Net income allocated to limited partners
                  per weighted average limited partnership unit   $        .022    $        .017    $        .063    $        .066

                  Weighted average limited partnership units ..     208,589,000      195,746,000      204,916,000      194,839,000

See accompanying notes to interim financial statements

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                        Interim Statements of Cash Flows

             For the Nine Months Ended September 30, 1999 and 1998
                                  (UNAUDITED)
                                                                    September 30      September 30
                                                                        1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income ............................................   $ 13,129,609    $ 13,048,311
Adjustments to reconcile net
         income to net cash provided by operating activities:
         Gain on sale of real estate by limited partnership ....           --        (1,227,070)
         Gain on sale of real estate properties ................       (840,640)        (24,873)
         Provision for loan losses .............................        250,000            --
         Changes in operating assets and liabilities:
         Interest receivable ...................................       (122,298)       (950,824)
         Other receivables - ...................................       (418,816)
         Accrued distributions payable .........................         45,295         (25,009)
         Accounts payable and accrued liabilities ..............       (128,668)      1,494,994
         Due to General Partner ................................        251,312           3,825
          Net cash provided by operating activities ............     12,584,610      11,900,538

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of loans secured by trust deeds .............    (92,479,859)    (62,688,044)
         Principal collected ...................................      1,243,618       1,327,576
         Loan payoffs ..........................................     66,673,967      60,270,185
         Sales of loans secured by trust deeds at face value ...      7,207,294            --
         Investment in real estate properties ..................       (206,147)       (261,451)
         Net proceeds from disposition of real estate properties        851,498         179,555
         Investment in limited partnership .....................           --        (1,250,395)
         Distributions received from limited partnership .......           --         5,944,129
         Investment in corporate joint venture .................       (255,564)        (79,566)
         Investment in certificates of deposit .................           --           (84,006)
         Proceeds from maturities of certificates of deposit ...        184,006         550,000
         Maturity of (investment in) commercial paper ..........      3,084,044      (3,040,867)
         Net cash (used in) provided by investing activities ...    (13,697,143)        867,116

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of partnership Units ...............     15,714,358       9,193,566
         Partners' cash distributions ..........................     (4,874,487)     (4,733,054)
         Partners' capital withdrawals .........................    (13,644,598)    (10,945,087)
                  Net cash used in financing activities ........     (2,804,727)     (6,484,575)

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS ..................................................     (3,917,260)      6,283,079
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ..........................................      8,260,599       3,073,115
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ................................................   $  4,343,339    $  9,356,194

See notes 2 and 3 for supplemental disclosure of non-cash investing and financing activities.

See accompanying notes to interim financial statements

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

         (1)      Summary of Significant Accounting Policies
         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

         (2)      Loans Secured by Trust Deeds


         The Partnership's investment in loans delinquent greater than ninety days is $10,012,000 and $8,710,000 as of September 30, 1999 and December 31, 1998, respectively. As of September 30, 1999, $7,913,000 of the delinquent loans has a specific related allowance for credit losses totaling $2,215,000. There is a non-specific allowance for credit losses of $1,535,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days. The Partnership recorded an additional allowance for credit losses of $250,000 during the nine months ended September 30, 1999.

         As of September 30, 1999 and December 31, 1998, loans past maturity totaled approximately $29,881,000 and $23,418,000, respectively. Of the past maturity loans at September 30, 1999, $8,093,000 represent loans for which interest payments are delinquent more than ninety days.

         During the nine months ended September 30, 1999 and 1998, the Partnership refinanced loans totaling $3,855,000 and $9,941,000, respectively.

         During the nine months ended September 30, 1999, the Partnership sold for cash full and partial interests in eight loans to third parties and to related parties in the amounts of $6,482,000 and $725,000, respectively. The sale of all the loans resulted in no gain or loss in the accompanying financial statements. Real Estate Held for Sale

         During the nine months ended September 30, 1999, a 6-unit residential building located in Oakland, California, of which the Partnership owned a 22% interest, was sold resulting in a gain to the Partnership of $18,000. In addition, in August 1999, a 66-acre residential parcel located in Vallejo, California was sold for cash of $500,000 and a note of $1,000,000 resulting in a gain to the Partnership of $822,000. During the nine months ended September 30, 1999, the Partnership acquired through foreclosure a 91% interest in 92 residential lots in Lake Don Pedro, California, on which it had a trust deed investment of $541,165.




                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

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


         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $817,000 and $1,721,000 for the three months ended September 30, 1999 and 1998, respectively, and $1,741,000 and $2,494,000 for the nine months ended September 30, 1999 and 1998, respectively. Service fee payments to OFG approximated $124,000 and $108,000 for the three months ended September 30, 1999 and 1998, respectively, and $356,000 and $357,000 for the nine months ended September 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


Three Months Ended September 30, 1999 Compared to 1998

The net income increase of $1,315,000 (38.8%) for 1999 compared to 1998, was due to:

         an increase in gain on sale of real estate of $824,000; and

         a decrease in management fees to General Partner of $903,000.

The net income increase in 1999 as compared to 1998, was offset by:

         a decrease in other income of $173,000; and

         an increase in the provision for loan losses of $250,000.

         Gain on sale of real estate increased by $824,000 due to gains recognized from the sales of two properties located in Oakland and Vallejo, California during the three months ended September 30, 1999 (see "Real Estate Properties Held for Sale" below).


         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners.


          Other income decreased by $173,000 (71.8%) due primarily to a decrease in interest income earned on investments (money market funds, certificates of deposit, commercial paper, etc.) as the Partnership was able to remain fully invested in loans secured by deeds of trust during most of the three months ended September 30, 1999.

Nine Months Ended September 30, 1999 Compared to 1998

The net income increase of $81,000 (0.6%) for 1999 compared to 1998, was due to:

         an increase in interest income on loans secured by trust deeds of $205,000;

         a decrease in management fees to the General Partner of $753,000;

         an increase in income from real estate operations of $131,000.

The net income increase in 1999 as compared to 1998, was offset by:

         a decrease in gain on sale of real estate of $411,000;

         a decrease in other income of $269,000; and

         an increase in the provision for loan losses of $250,000.

         Interest income on loans secured by trust deeds increased $205,000 (1.4 %) for the nine months ended September 30, 1999, as compared to same period in 1998. This increase was primarily a result of the growth in the loan portfolio even though its weighted average yield decreased from 10.99% to 10.79% for the nine months ended September 30, 1998 and 1999, respectively. This increase was partially offset by deferred interest accrued on one large loan during the nine months ended September 30, 1998 which was not accrued during the nine months ended September 30, 1999. This deferred interest was not reflected in the weighted average yield calculation for the nine months ended September 30, 1998.


         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners.


         Real estate operations resulted in income of $108,000 during the nine months ended September 30, 1999 as compared to a loss of $23,000 during 1998. This increase in income is a result of increased occupancy on two of the Partnership's properties and reduced operating costs due to legal, insurance and payroll expenses incurred on the Merced and Oakland properties in the nine months ended September 30, 1998 which were not incurred in 1999.

         Gain on sale of real estate decreased by $411,000 (32.8%). The decrease in gain on sale of real estate was a result of a decrease in the gain on sales of homes from the development limited partnership between the Partnership and Wood Valley Development, Inc. (see "Investment in Development Limited Partnership" below) as the final homes in the development were completed and sold during 1998. The decrease in gain on sale of homes from the development limited partnership was partially offset by gains recognized from the sales of two properties located in Oakland and Vallejo, California during the nine months ended September 30, 1999 (see "Real Estate Properties Held for Sale" below).

         Other income decreased by $269,000 (45.8%) due primarily to a decrease in interest income earned on investments (money market funds, certificates of deposit, commercial paper, etc.) as the Partnership was able to remain fully invested in loans secured by deeds of trust during most of the nine months ended September 30, 1999.


Financial Condition

September 30, 1999 and December 31, 1998

Loan Portfolio

         The number of Partnership mortgage investments decreased from 188 to 157 and the average loan balance increased from $972,000 to $1,277,000 between December 31, 1998 and September 30, 1999. These average loan increases reflect the Partnership's ability to invest in larger mortgage loans meeting the Partnership's objectives.

                  Approximately  $10,012,000 (5.0%) and $8,710,000 (4.8%) of the
loans invested in by the Partnership were more than 90 days delinquent in payment as of September 30, 1999 and December 31, 1998, respectively. Of these amounts, approximately $3,094,000 (1.5%) and $3,657,000 (2.0%) were in the process of foreclosure. Loans more than 90 days delinquent increased by $1,302,000 (14.9%) from December 31, 1998 to September 30, 1999, primarily due to one large loan which became delinquent during 1999. Management believes that this loan, with an outstanding principal balance of approximately $1,542,000, is adequately secured and that no additional specific loan loss reserve for this loan is necessary. Management increased the general loan loss reserve by $250,000 during the quarter ended September 30, 1999. A loan loss reserve in the amount of $3,750,000 and $3,500,000 was maintained on the books of the Partnership as of September 30, 1999 and December 31, 1998, respectively.

         As of September 30, 1999 and December 31, 1998, approximately 41% and 48% of the Partnership's mortgage loans are secured by real property in Northern California. The decrease in the percentage of loans secured by real property in Northern California has primarily been due to the payoff of several of those loans and the purchase of new loans secured by properties outside of Northern California. As the real estate market in Southern California and other parts of the Western United States has improved, more loans secured by real estate in those areas have been invested in by the Partnership. In general, there has been increased competition in the lending business in Northern California, particularly in the San Francisco Bay Area, and the General Partner has increasingly sought loans in areas outside of this region.

         The Partnership's investment in loans secured by unimproved land rose by $9,302,000 (53%) since December 31, 1998. Improvement in real estate market conditions have made development and, thus, loans on unimproved land more attractive. Approximately 37% of the Partnership's investment in loans secured by unimproved land are construction loans. All of the Partnership's loans secured by unimproved land or land in the process of being developed are first trust deeds. In addition, only one of these loans, in the amount of $802,200, is more than 90 days delinquent in payment as of September 30, 1999.

Real Estate Properties Held for Sale

         The Partnership currently holds title to eleven properties that were foreclosed on from January 1, 1993 through September 30, 1999 in the amount of $8,902,000, net of allowance for losses of $1,184,000. Since 1993, the Partnership's investment in real estate held for sale has increased due to the General Partner's decision to stop acquiring from the Partnership property subject to foreclosure. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. During the nine months ended September 30, 1999, the Partnership acquired through foreclosure a 91% interest in 92 residential lots in Lake Don Pedro, California, on which it had a trust deed investment of $541,000. During the nine months ended September 30, 1999, a 6-unit residential building located in Oakland, California, of which the Partnership owned a 22% interest, was sold resulting in a gain to the Partnership of $18,000. In addition, in August 1999, a 66-acre residential parcel located in Vallejo, California was sold for cash of $500,000 and a note of $1,000,000 resulting in a gain to the Partnership of $822,000.

         Seven of the Partnership's eleven properties do not currently generate revenue. Expenses from rental properties have decreased from approximately $499,000 to $403,000 (19.2%) for the nine months ended September 30, 1998 and 1999, respectively, and revenues associated with these properties have increased from $476,000 to $511,000 (7.3%), thus generating a net income from real estate held for sale of $108,000 during the nine months ended September 30, 1999. The increase in revenues is a result of increased occupancy on two of the Partnership's properties. The decrease in expenses is due to legal, insurance and payroll expenses incurred on the Merced and Oakland properties in the nine months ended September 30, 1998 which were not incurred in 1999.


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


         During the nine months ended September 30, 1999 and the year ended December 31, 1998, the Partnership advanced an additional $255,000 and $166,000, respectively, to the corporate joint venture for development. The total investment in the corporate joint venture was $1,061,000 and $806,000 as of September 30, 1999 and December 31, 1998, respectively.

         The Company received all development approvals and began construction in July 1999.


Interest Receivable and Due to General Partner


         Interest receivable increased from approximately $1,381,000 as of December 31, 1998 to $1,562,000 as of September 30, 1999 ($181,000 or 13.1%),
due primarily to the growth of the loan portfolio and the accrual of interest on two loans which will not be collected until the loans mature or payoff.

         Due to General Partner increased from approximately $391,000 as of December 31, 1998 to $642,000 as of September 30, 1999 ($251,000 or 64.2%) due
to accrued management fees for the months of August and September that are paid pursuant to the Partnership Agreement.


Cash and Cash Equivalents, Certificates of Deposit and Commercial Paper


         Cash and cash equivalents, certificates of deposit and commercial paper have decreased from approximately $11,779,000 as of December 31, 1998 to $4,593,000 as of September 30, 1999, respectively ($7,186,000 or 61%). This decrease is primarily attributable to an increase in investment in loans during the nine months ended September 30, 1999 without loan payoffs or sales of the same amount.


Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.


         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of September 30, 1999, management believes that the allowance for loan losses of $3,750,000 is adequate. As of then, loans secured by trust deeds include $10,012,000 in loans delinquent over 90 days, of which $3,094,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.


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


         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 1998, excluding regular distributions of net income to limited partners. Tha annualized withdrawal percentage increased during 1999 primarily due to an increase in the maximum quarterly amount which could be withdrawn by limited partners from $75,000 to $100,000 as a result of a change in the Partnership Agreement in December 1998. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63% and 7.33% for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and 8.85%
(annualized) for the nine months ended September 30, 1999. These percentages are the annual average of the limited partners capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.


         The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per Unit (book value) within 61 to 91 days after written notices are delivered to the General Partner, subject to the following limitations, among others:

         No withdrawal of Units can be requested or made until at least one year from the date of purchase of those Units, for purchases of Units made on or after February 16, 1999, other than Units received under the Partnership's Reinvested Distribution Plan.

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

Current Economic Conditions

         The current economic climate in Northern California and the Western United States is generally strong. Other than the loss incurred in February 1998 on the sale to the General Partner of the manufactured-home development in Sonora, California, acquired through foreclosure, the Partnership has not sustained any material losses to date. This was due primarily to the General Partner's pre-May 1, 1993 practice of purchasing delinquent interest and loans from the Partnership prior to foreclosure. The General Partner has ceased such practices, except as to loans that pre-exist the change in policy and other very limited exceptions. The General Partner expects that it will not purchase delinquent interest or principal on delinquent loans in the future, and therefore, the Partnership could sustain losses with respect to loans secured by properties located in areas of declining real estate values. This could result in a reduction of the net income of the Partnership for a year in which those losses occur. There is no way of making a reliable estimate of these potential losses at the present time.

         Despite the Partnership's ability to purchase mortgage loans with relatively strong yields during 1997, 1998 and the nine months ended September 30, 1999, the interest rate environment and competition from a variety of lenders has had the effect of reducing mortgage yields over the past two years. Although mortgage yields have increased over the past six months, increased competition or changes in the economy could again have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.




Year 2000 Readiness

         Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at most companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The General Partner depends on the use of computers and related systems to provide timely, accurate information essential to the management and operation of the Partnership. These systems include both information technology (IT) and non-information technology (non-IT) systems. For IT and non-IT systems developed by independent third parties (externally-developed), the vendors and suppliers have represented that these systems are Year 2000 compliant; however, internal testing of these systems is still being completed. The internally-developed computer programs used to account for mortgage loan investments are currently in the process of being replaced with new externally-developed mortgage software which is fully Year
2000 compliant. This implementation was completed in October 1999. The internally-developed programs used to account for investments in Units and other items have been reviewed by independent consultants to determine whether these programs are able to recognize the year 2000 and all required modifications have been completed. The consultants are currently in the process of testing all modifications that have been made. The testing is expected to be completed by October 31, 1999.

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


Dated: November 4, 1999 OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

         By:  Owens Financial Group, Inc., General Partner


Dated:   _______________   By: /s/William C. Owens
                               William C. Owens, President


Dated:   _______________   By: /s/Bryan H. Draper
                               Bryan H. Draper, Chief Financial Officer


Dated:   _______________   By: /s/Melina A. Platt
                               Melina A. Platt, Controller