Form 10KT405
period 1999-12-31
OWENS MORTGAGE INVESTMENT FUND
filed 2000-03-31
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999          Commission file number
                                                                0-17248

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

Exhibit Index at page 46.

                                     Part I

Item 1. Business

         The Partnership is a California limited partnership organized on June 14, 1984, which invests in first, second, third, wraparound and construction mortgage loans and loans on leasehold interest mortgages. In June 1985, the Partnership became the successor-in-interest to Owens Mortgage Investment Fund I, a California limited partnership formed in June 1983 with the same policies and objectives as the Partnership. In October 1992, the Partnership changed its name from Owens Mortgage Investment Partnership II to Owens Mortgage Investment Fund, a California Limited Partnership. The address of the Partnership is P.O. Box 2400, 2221 Olympic Blvd., Walnut Creek, CA 94595. Its telephone number is
(925) 935-3840.

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

         The following table shows the growth in total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 1999, 1998, 1997, 1996, 1995 and 1994.

                                          Total Partners'              Mortgage                    Net
                                             Capital                  Investments                 Income

1999 ...........................         $   214,611,813            $   200,356,517            $   17,479,853
1998 ...........................         $   201,340,802            $   182,721,465            $   16,978,692
1997............................         $   190,731,135            $   174,714,607            $   15,420,247
1996............................         $   176,840,104            $   154,148,933            $   14,758,412
1995............................         $   164,744,443            $   151,350,591            $   13,491,375
1994............................         $   151,846,728            $   145,050,213            $   12,709,424

         As of December 31, 1999, the Partnership held investments in 142 mortgage loans, secured by liens on title and leasehold interests in real property, and one loan secured by a collateral assignment of a limited liability company that owns and is developing commercial real property in Arizona. 40% of the mortgage loans are located in Northern California. The remaining 60% are located in Southern California, Oregon, Washington, Montana, Colorado, Idaho, Nevada, Arizona, Hawaii, Texas, Louisiana, South Carolina and Virginia.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 1999:


TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 1999)

                                                        Number of Loans         Amount            Percent

1st Mortgages....................................                116        $ 182,725,684           91.20%
2nd Mortgages....................................                 25           17,566,188            8.77%
3rd Mortgages....................................                  1               64,645             .03%
                                                                 ---        -------------          -------
                                                                 142        $ 200,356,517          100.00%
                                                                 ===        =============          =======


Maturing on or before December 31, 2000 (1)......                 73        $ 113,682,211           56.74%
Maturing on or between January 1, 2001 and December               42           66,585,356           33.24%
  31, 2003.......................................
Maturing on or between January 1, 2004 and September              27           20,088,950           10.02%
1, 2018                                                          ---        -------------          -------

                                                                 142        $ 200,356,517          100.00%
                                                                 ===        =============          =======


Income Producing Properties......................                118        $ 161,664,440           80.69%
Construction.....................................                 15           22,698,154           11.33%
Unimproved Land..................................                  6           15,438,923            7.70%
Residential......................................                  3              555,000            0.28%
                                                                 ---        -------------          -------
                                                                 142        $ 200,356,517          100.00%
                                                                 ===        =============          =======

-------- (1) $29,451,000 was past maturity as of December 31, 1999.

         The average loan balance of the mortgage loan portfolio of $1,411,000 as of December 31, 1999 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured by commercial properties. Of such investments, 14% earn a variable rate of interest and 86% earn a fixed rate of interest. All were negotiated according to the Partnership's investment standards.

         Due to general economic conditions, certain sectors of the commercial real estate market have recently experienced increases in both values and rental rates and decreases in vacancy rates. When the General Partner experiences increased competition for quality loans, it continues to use relatively low loan-to-value ratios as a major criterion in making loans to minimize the risk of being undersecured.

         As of December 31, 1999, the Partnership was invested in construction loans in the amount of approximately $22,698,000 and in loans partially secured by a leasehold interest of $10,965,000.

         The   Partnership   has  other  assets  in  addition  to  its  mortgage
investments, comprised principally of the following:

               $5,466,000 in cash, cash equivalents and marketable securities which is held for investment, required to transact the business of the Partnership, or in conjunction with contingency reserve requirements;

               $12,398,000   in  real  estate   acquired   through   foreclosure
               (including $2,222,000 in the corporate joint venture formed to develop the property located in Los Gatos, California); and

               $2,151,000 in interest receivable.

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

         A review includes a physical evaluation of the property and the area in which the property is located, the financial stability of the borrower, and the property's tenant mix. The General Partner may then work with the borrower to attempt to bring the loan current.

         As of December 31, 1999, the Partnership's portfolio included $7,415,000 (compared with $8,710,000 as of December 31, 1998) of loans delinquent more than 90 days, representing 3.7% of the Partnership's investment in mortgage loans. Loans delinquent more than 90 days have historically represented between 3% to 10% of the total loans outstanding at any given time. The balance of delinquent loans at December 31, 1999 includes $850,000 (compared with $3,657,000 as of December 31, 1998) in the process of foreclosure and $0 (compared with $4,000 as of December 31, 1998) involving loans to borrowers who are in bankruptcy. The General Partner believes that these loans may result in a loss of principal and interest. However, the General Partner believes that the $4,000,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 1999 is sufficient to cover any potential losses of principal. With the exception of the Sonora property on which the Partnership recorded a loss of $712,000 in 1997, the Partnership has not suffered material losses on defaults or foreclosures.

         Of the $8,710,000 that was delinquent as of December 31, 1998, $5,129,000 remained delinquent as of December 31, 1999, $404,000 was paid off, $1,176,000 was brought current, and $2,001,000 became real estate acquired through foreclosure of the Partnership.

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

         Despite this general policy change, where payments on delinquent loans are not made currently by the borrowers, the General Partner has chosen to continue to purchase the Partnership's receivables for delinquent interest on a monthly basis only on certain loans originated prior to May 1, 1993. However, as of December 31, 1999, the General Partner was no longer purchasing the Partnership's receivables on any delinquent loans. The amount of purchases made during the years ended December 31, 1999 and 1998 was $65,000 and $110,000, respectively. Such payments have been recorded by the Partnership as interest payments as if made by the borrower, and have not been classified as contributions by the General Partner or as loans made by the General Partner. The Partnership has no obligation to repay such amounts to the General Partner.

         Following is a table representing the Partnership's delinquency experience (over 90 days) as of December 31, 1996, 1997, 1998 and 1999 and foreclosures by the Partnership during the years ended December 31, 1996, 1997, 1998 and 1999:

                                                    1996               1997              1998               1999
                                                    ----               ----              ----               ----
Delinquent Loans.......................       $     11,348,000   $     5,236,000   $    8,710,000     $     7,415,000
Nonperforming Delinquent Loans.........       $     10,012,000   $     3,751,000   $    7,904,000     $     7,415,000
Loans Foreclosed.......................       $      1,913,000   $     3,279,000   $      508,000     $     2,001,000
Total Mortgage Investments.............       $    154,149,000   $   174,715,000   $  182,721,000     $   200,357,000
Percent of Delinquent Loans to Total Loans               7.36%             3.00%            4.77%               3.70%
Percent of Nonperforming Delinquent Loans
  to Total Loans.......................                  6.50%             2.15%            4.33%               3.70%


         If the delinquency rate increases on loans held by the Partnership, the interest income of the Partnership will be reduced by a proportionate amount. For example, if an additional 10% of the Partnership loans become delinquent, the mortgage interest income of the Partnership would be reduced by approximately 10%. If a mortgage loan held by the Partnership is foreclosed on, the Partnership will acquire ownership of real property and the inherent benefits and detriments of such ownership.

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

         Promotional Interest

          The General Partner receives a promotional interest of 1/2 of 1% of the aggregate capital accounts of the limited partners, which is additional compensation to the General Partner. As a result, the General Partner could receive additional distributions of Partnership income from its promotional interest. For example, if the Partnership generates an annual yield on capital of the limited partners of 10%, the General Partner would receive additional distributions on its promotional interest of approximately $150,000 per year if $300,000,000 of Units were outstanding. If the Partnership were liquidated, the General Partner could receive up to $1,500,000 in capital distributions without having made equivalent cash contributions as a result of its promotional interest. These capital distributions, however, will be made only after the limited partners have received 100% of their capital contributions.

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

         Investment Evaluation Fees

         Investment evaluation fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership.

         Late Payment Charges

         All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner.




























Table of Compensation and Reimbursed Expenses

         The following table summarizes the compensation and reimbursed expenses paid to the General Partner or its affiliates for the years ended December 31, 1999 and 1998, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms'-length negotiation.

                                                      Year Ended                             Year Ended
                                                    December 31, 1999                     December 31, 1998

Form of Compensation                             Actual           Maximum                Actual            Maximum
                                                                 Allowable                              Allowable

Management Fees*.....................        $   2,653,000   $    5,276,000          $ 3,250,000         $ 4,784,000
Promotional Interest.................               68,000           68,000               50,000              50,000
                                            --------------   --------------          -----------       -------------
Subtotal                                    $   2,721,000    $    5,344,000          $ 3,300,000         $ 4,834,000
                                            --------------   --------------          -----------         -----------

Investment Evaluation Fees...........        $   6,681,000   $    6,681,000          $ 1,724,000         $ 1,724,000
Servicing Fees.......................              480,000          480,000              472,000             472,000
Late Payment Charges.................              395,000          395,000              382,000             382,000
                                             -------------   --------------          -----------       -------------
Subtotal                                     $   7,556,000   $    7,556,000          $ 2,578,000         $ 2,578,000
                                             -------------   --------------          -----------         -----------

Grand Total                                  $  10,277,000   $   12,900,000          $ 5,878,000         $ 7,412,000
                                             =============   ==============          ===========         ===========

Reimbursement of Other Expenses              $      44,000   $       44,000         $    151,000        $    151,000
                                             =============   ==============         ============        ============
-------

* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the partners.

         Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 1999 and 1998, exclusive of expense reimbursement, was $10,277,000 and $5,878,000, respectively, or 4.8% and 2.9%, respectively, of partners' capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $12,900,000 and $7,412,000, respectively, or 6.0% and 3.7%, respectively, of partners' capital, which would have reduced net income allocated to limited partners by approximately 15.0% and 9.1%, respectively.

         Investment evaluation fees as a percentage of loans purchased by the Partnership were 5.6%, 2.1% and 3.8% for the years ended December 31, 1999, 1998, and 1997, respectively. In the year ended December 31, 1999, one loan in the amount of $12,025,000 had an investment evaluation fee of $2,900,000.

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

         The Partnership requires that each borrower obtain a title insurance policy as to the priority of the mortgage and the condition of title. The Partnership obtains an independent, on-site appraisal from a qualified appraiser for each property in which it invests. Appraisals will ordinarily take into account factors such as property location, age, condition, estimated building cost, community and site data, valuation of land, valuation by cost, valuation by income, economic market analysis, and correlation of the foregoing valuation methods. The General Partner additionally relies on its own independent analysis in determining whether or not to make a particular mortgage loan.

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

         Variable Rate Loans

         Approximately 14% ($29,024,000) of the Partnership's loans as of December 31, 1999 bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).

         The General Partner may negotiate spreads over these indices of from 2.5% to 5.5%, depending upon market conditions at the time the loan is made.





         The following is a summary of the various indices described above as of December 31, 1999 and 1998:

                                                         1999            1998
                                                         ----            ----

     One-year Treasury Constant Maturity Index           5.95%           4.59%

     Five-year Treasury Constant Maturity Index          6.33%           4.59%

     Prime Rate Index                                    8.50%           7.75%

     Monthly Weighted Average Cost of Funds for
       Eleventh District Savings Institutions            4.77%           4.69%

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

Prepayment Penalties

         The Partnership's loans typically do not contain prepayment penalties. If the Partnership's loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds. However, as of December 31, 1999, $29,024,000 (approximately 14%) of the mortgage loans held in the Partnership's portfolio were variable rate loans which by their terms generally have lower interest rates in a market of falling interest rates, thereby providing lower yields to the Partnership. However, these loans are written with relatively high minimum interest rates, which generally minimizes the risk of lower yields.

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

Equity Interests and Participation in Real Property

         As part of investing in or making a mortgage loan the Partnership may acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation. As of December 31, 1999, the Partnership was invested in a loan in the amount of $2,000,000 that is secured by an assignment of a 49% interest in a limited liability company (LLC) and a direct 2% ownership in the LLC. The LLC owns a retail shopping center located in Sedona, Arizona.

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

Mortgage Loans to Affiliates

         The Partnership will not invest in mortgage loans made to the General Partner, affiliates of the General Partner, or any limited partnership or entity affiliated with or organized by the General Partner. However, the Partnership may acquire an investment in a mortgage loan payable by the General Partner when the General Partner has assumed by foreclosure the obligations of the borrower under that loan. As of December 31, 1999, the Partnership held no loans in which an affiliate of the General Partner was obligated.

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

         Many major institutional lenders have reentered the commercial mortgage market within the past year due to a stronger economy, stabilized property values and leasing rates, and the decrease in demand for residential loans. This has created increased competition to the Partnership for investments in mortgages secured by commercial properties, creating downward pressure on interest rates. Although mortgage yields have increased over the past year, increased competition or changes in the economy could again have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Item 2. Properties

Between 1993 and 1999, the Partnership foreclosed on $16,420,000 of delinquent mortgage loans and acquired title to 21 properties securing the loans. As of December 31, 1999, the Partnership still held title to 13 of these properties in the amount of $10,176,000, net of an allowance for losses of $1,336,000. All of the properties are either currently being marketed for sale or will be marketed for sale in the foreseeable future. None of the properties individually has a book value greater than 2% of total Partnership assets as of December 31, 1999.

               The Partnership's title to all thirteen properties is held as fee simple.

               There  are  no   mortgages   or   encumbrances   on  any  of  the
               Partnership's real estate properties.

               Of the thirteen properties held, six of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned.

               Management of the General Partner believes that all properties owned by the Partnership are adequately covered by customary casualty insurance.

               The Partnership  maintains an allowance for losses on real estate held for sale in its financial statements of $1,336,000 as of December 31, 1999.

         Real estate acquired through foreclosure is typically held for a number of years before ultimate disposition. During the time that the real estate is held, the Partnership may earn less income on these properties than could be earned on mortgage loans.


Item 3. Legal Proceedings

The Partnership is not presently involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business.


Item 4. Submission of Matters to a Vote of Security Holders

None

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     a. There is no established public trading market for the trading of Units.

     b. Holders:  As of December 31, 1999,  approximately 2,705 Limited Partners
        held  212,702,897   Units  of  limited   partnership   interest  in  the
        Partnership.

     c. The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions of net income to the Limited Partners of approximately $16,811,000 and $17,308,000 (prior to reinvested distributions) during 1998 and 1999, respectively. It is the intention of the Corporate General Partner to continue to distribute all net income earned by the Partnership to the Unit holders.

Item 6.  Selected Financial Data

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership


                          As of and for the year ended
                                   December 31
                                ----------------

                                             1999          1998             1997            1996          1995
                                             ----          ----             ----            ----          ----

Loans secured by trust                  $ 200,356,517  $ 182,721,465  $ 174,714,607  $ 154,148,933  $ 151,350,591
  deeds.................
Less:  Allowance for                      (4,000,000)    (3,500,000)    (3,500,000)    (3,500,000)    (3,250,000)
  loan losses...........
Real estate held for                       13,733,722     11,155,202     16,047,141     13,221,093      9,612,359
  sale..................
Less:  Allowance for                       (1,336,000)    (1,184,000)    (1,896,000)      (600,000)      (600,000)
  losses on real estate.
Cash, cash equivalents
  and other assets......                    7,617,278     13,218,253      5,959,306     14,105,992      8,288,818
                                          -----------    -----------    -----------   ------------    -----------
Total assets............                $ 216,371,517  $ 202,410,920  $ 191,325,054  $ 177,376,018  $ 165,401,768
                                        =============  =============  =============  =============  =============


Liabilities.............                $   1,759,704  $   1,070,118  $     593,919  $     535,914  $     657,325
Partners' capital
  General partners......                    2,104,936      1,967,069      1,864,033      1,731,874      1,623,526
  Limited partners......
                                          212,506,877    199,373,733    188,867,102    175,108,230    163,120,917
                                          -----------    -----------    -----------    -----------    -----------
Total partners'
  capital...............                  214,611,813    201,340,802    190,731,135    176,840,104    164,744,443
 Total liabilities/                       -----------    -----------    -----------    -----------    -----------
Partners' capital.                      $ 216,371,517  $ 202,410,920  $ 191,325,054  $ 177,376,018  $ 165,401,768
                                        =============  =============  =============  =============  =============



Revenues................                 $ 21,457,192   $ 21,041,215   $ 21,325,850   $ 16,824,479   $ 16,415,301
Operating expenses
  Promotional interest..                       67,907         49,545         70,747         57,395         69,255
  Management fee........                    2,652,882      3,249,824      3,879,454        866,985      1,431,616
  Servicing fee.........                      479,592        472,390        420,742        384,004        371,000
  Net real estate
  operations............                     (145,343)        53,656         70,216        344,298        224,108
  Provision for losses
  on loans...............                     500,000             --             --        250,000        500,000
  Provision for losses on
  real estate held for sale                   152,000             --      1,296,000             --        200,000
  Other.................                      270,301        237,108        168,444        163,385        127,947
                                              -------        -------        -------        -------        -------
    Net Income                           $ 17,479,853   $ 16,978,692   $ 15,420,247   $ 14,758,412   $ 13,491,375
                                         ============   ============   ============   ============   ============


Net income allocated to
 general partners......                  $    172,335   $    168,106   $    154,202   $    146,960   $    135,584
                                              =======        =======        =======        =======        =======
Net income allocated to
 limited partners......                  $ 17,307,518   $ 16,810,586   $ 15,266,045   $ 14,611,452   $ 13,355,791
                                         ============   ============   ============   ============   ============

Net income allocated to
 limited partners per
 limited partnership unit                $        .08   $        .08   $        .08   $        .08   $        .08
                                         ============   ============   ============   ============   ============


The  information  in  this  table  should  be  read  in  conjunction   with  the
accompanying audited financial statements and notes to financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1999 Compared to 1998

The net income increase of $501,000 (3.0%) for 1999 as compared to 1998, was due to:

               an increase in interest income of $1,121,000 from $19,100,000 to $20,221,000;

               a decrease in management fees to the general partner of $597,000; and

               an increase in net income from rental operations from a loss of $54,000 to net income of $145,000.

The net income increase in 1999 as compared to 1998, was offset by:

               a decrease in the gain on sale of real estate of $431,000;

               a decrease in interest income from investments of $274,000;

               an increase in the provision for loan losses of $500,000; and

               an increase in the provision for losses on real estate held for sale of $152,000.

         The increase in interest income on loans secured by trust deeds of $1,121,000 or 5.9% was primarily a result of the growth in the loan portfolio of approximately 9.7% even though its weighted average yield decreased from 10.94% for the year ended December 31, 1998 to 10.84% for the year ended December 31, 1999.

         The management fees to the general partner were paid pursuant to the Partnership Agreement.

         Real estate operations resulted in income of $145,000 during the year ended December 31, 1999 as compared to a loss of $54,000 during 1998. This increase in income is a result of increased occupancy on two of the Partnership's properties and reduced operating costs due to legal, insurance and payroll expenses incurred on the Merced and Oakland properties in the year ended December 31, 1998 which were not incurred in 1999.

         Gain on sale of real estate decreased by $431,000 (33.9%). The decrease in gain on sale of real estate was a result of a decrease in the gain on sales of homes from the development limited partnership between the Partnership and Wood Valley Development, Inc. as the final homes in the development were completed and sold during 1998. The decrease in gain on sale of homes from the development limited partnership was partially offset by gains recognized from the sales of two properties located in Oakland and Vallejo, California during the year ended December 31, 1999 (see "Real Estate Properties Held for Sale" below).

         Interest income from investments decreased as a result of less cash held in interest-bearing accounts pending investment in loans during 1999 as compared to 1998 as the Partnership was able to stay fully invested in loans for most of the year.

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

         The increase in interest income on loans secured by trust deeds of 4.7% was primarily a result of the growth in the loan portfolio of approximately 4.6% even though its weighted average yield decreased from approximately 11.07% for the year ended December 31, 1997 to 10.94% for the year ended December 31, 1998. The increase was also due to one large loan which earned an approximate annual yield of 21% during 1998 and was paid off in October 1998.

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

Financial Condition

December 31, 1999, 1998 and 1997

Loan Portfolio

         At the end of 1997 and 1998 the number of Partnership mortgage investments was 215 and 188, respectively, and decreased to 142 by the end of 1999. The average loan balance was $813,000 and $972,000 at the end of 1997 and 1998 respectively, and increased to $1,411,000 as of December 31, 1999.

         Approximately  $7,415,000  (3.7%)  and  $8,710,000  (4.8%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of December 31, 1999 and 1998, respectively. Of these amounts, approximately $850,000 (0.4%) and $3,657,000 (2.0%) were in the process of foreclosure. Loans more than 90 days delinquent decreased by $1,295,000 (14.9%) from December 31, 1998 to December 31, 1999, primarily due to one loan in the amount of $1,442,000 which was foreclosed on by the Partnership during the year ended December 31, 1999.

         A loan loss reserve in the amount of $4,000,000, $3,500,000 and $3,500,000 was recorded on the books of the Partnership as of December 31, 1999, 1998 and 1997. The General Partner believes that the loan loss reserve is adequate.

         As of December 31, 1999, 1998 and 1997, approximately 40%, 48% and 67% of the Partnership's mortgage loans were secured by real property in Northern California. The decrease in the percentage of loans secured by real property in Northern California has primarily been due to the payoff of several of those loans and the purchase of new loans secured by properties outside of Northern California. As the real estate market in Southern California has gradually improved, more loans secured by real estate in Southern California have been invested in by the Partnership. In general, there has been increased competition in the lending business in Northern California, particularly in the San Francisco Bay Area, and the General Partner has increasingly sought loans in areas outside of this region.

         As of December 31, 1999, 1998 and 1997, approximately 80.7%, 83.8% and 90.5%, respectively, of the loan portfolio was invested in loans on income-producing properties, 11.3%, 7.6% and 4.1%, respectively, in construction loans, 7.7%, 7.3% and 4.2%, respectively, in land loans and 0.3%, 1.3% and 1.2%, respectively, in residential loans. Also, as of these dates, approximately 91.2%, 89.0% and 92.3%, respectively, of the loan portfolio was invested in first deeds of trust, 8.8%, 10.5% and 7.3%, respectively, in second deeds of trust and 0.0%, 0.5% and 0.4%, respectively, in third and fourth deeds of trust.

         The Partnership's investment in construction loans increased by 63% since December 31, 1998. Improvement in real estate market conditions has made development and, thus, construction loans more attractive. All but two of the Partnership's construction loans are first trust deeds. In addition, only one of these loans, in the amount of $56,000, is more than 90 days delinquent in payment as of December 31, 1999.

         The Partnership was invested in mortgage loans with variable interest rates in the amount of $77,310,339 (44.2%), $66,852,000 (36.6%), and $29,024,000
(14.5%) as of December 31, 1997, 1998 and 1999, respectively. The decrease in the volume of variable rate loans invested in by the Partnership during 1999 was primarily a result of the market and competitive conditions surrounding the General Partner's loan underwriting in 1999. Because competition in the lending industry has increased substantially over the past two years, borrowers seeking construction loans or loans to purchase properties have wanted shorter-term loans as their ability to refinance is much stronger in this environment. Such shorter-term loans (less than two years) are normally originated with fixed interest rates.

Real Estate Properties Held for Sale

         The Partnership currently holds title to thirteen properties that were foreclosed on from January 1, 1993 through December 31, 1999 in the amount of $10,176,000, net of allowance for losses of $1,336,000. Since 1993, the Partnership's investment in real estate held for sale has increased due to the General Partner's decision to stop acquiring from the Partnership property subject to foreclosure on which the Partnership has a trust deed investment on property acquired by the Partnership through foreclosure. During the year ended December 31, 1999, the Partnership acquired through foreclosure a 91% interest in 92 residential lots in Lake Don Pedro, California, on which it had a trust deed investment of $541,000 and 100% interests in a commercial building located in San Ramon, California and an apartment/retail building located in Oakland, California, on which it had trust deed investments of $1,442,000 and $17,000, respectively. During the year ended December 31, 1999, a 6-unit residential building located in Oakland, California, of which the Partnership owned a 22% interest, was sold resulting in a gain to the Partnership of $18,000. In addition, during the year ended December 31, 1999, a 66-acre residential parcel located in Vallejo, California was sold for cash of $500,000 and a note of $1,000,000 resulting in a gain to the Partnership of $822,000.

         Seven of the Partnership's thirteen properties do not currently generate revenue. Although expenses from rental properties have decreased from approximately $699,000 to $582,000 (16.7%) for the year ended December 31, 1998 and 1999, respectively, revenues associated with these properties have increased from $645,000 to $727,000 (12.7%), thus generating a net income from real estate held for sale of $145,000 during the year ended December 31, 1999. The increase in revenues is primarily a result of increased occupancy on two of the Partnership's properties. The decrease in expenses is due to legal, insurance and payroll expenses incurred on the Merced and Oakland properties in the year ended December 31, 1998 which were not incurred in 1999.

         As of December 31, 1998 and 1997, the Partnership owned eleven and nine properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $7,903,000 and $8,354,000 in 1998 and 1997, respectively. During the years ended December 31, 1998 and 1997, the Partnership acquired certain properties through foreclosure on which it had trust deed investments totaling $508,000 and $3,879,000, respectively.

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

         During the year ended December 31, 1999 and 1998, the Partnership advanced an additional $1,417,000 and $166,000, respectively, to the corporate joint venture for development. The total investment in the corporate joint venture was $2,222,000 and $806,000 as of December 31, 1999 and 1998,
respectively.

         The Company received all development approvals and began construction in July 1999.

Interest Receivable and Due to General Partner

         Interest receivable increased from approximately $1,381,000 as of December 31, 1998 to $2,151,000 as of December 31, 1999 ($770,000 or 55.8%), due
primarily to the growth in the loan portfolio and due to deferred interest accrued on three loans in the total amount of approximately $460,000, the majority of which was collected in January and February 2000.

         Due to General Partner increased from approximately $391,000 as of December 31, 1998 to $752,000 as of December 31, 1999 ($361,000 or 92.3%) due
primarily to accrued management fees for the months of November and December 1999 that are paid pursuant to the Partnership Agreement.

Cash and Cash Equivalents, Certificates of Deposit and Commercial Paper

         Cash and cash equivalents, certificates of deposit and commercial paper decreased from approximately $11,779,000 as of December 31, 1998 to $5,466,000 as of December 31, 1999, respectively ($6,313,000 or 53.6%). This decrease is primarily attributable to loan payoffs that occurred on December 31, 1998 that did not allow the Partnership sufficient time to reinvest in new loans. Similar payoffs did not occur on December 31, 1999 and the Partnership was fully invested in loans on December 31, 1999.

         Cash and cash equivalents, certificates of deposit and commercial paper increased from approximately $4,073,000 as of December 31, 1997 to $11,779,000 as of December 31, 1998, respectively ($7,706,000 or 189%). This increase is primarily attributable to the rollover of limited partner income during the year ended December 31, 1998 without the investment in new loans of the same amount.

Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of December 31, 1999, management believes that the allowance for loan losses of $4,000,000 is adequate. As of then, loans secured by trust deeds include $7,415,000 in loans delinquent over 90 days, of which $850,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.

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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 1998, excluding regular distributions of net income to limited partners. The annualized withdrawal percentage increased during 1999 primarily due to an increase in the maximum quarterly amount which could be withdrawn by limited partners from $75,000 to $100,000 as a result of a change in the Partnership Agreement in December 1998. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, and 7.99% for the years ended December 31, 1994, 1995, 1996, 1997, 1998 and 1999. These percentages are the annual average of the limited partners capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

         The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per Unit (book value) within 61 to 91 days after written notices are delivered to the General Partner, subject to the following limitations, among others:

               No withdrawal of Units can be requested or made until at least one year from the date of purchase of those Units, for Units purchased on or after February 16, 1999, other than Units received under the Partnership's Reinvested Distribution Plan.

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

         The  Partnership  has  been  able  to  purchase   mortgage  loans  with
relatively strong yields during 1998 and 1999. Although mortgage yields have increased over the past year, increased competition or changes in the economy could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Year 2000 Issues

         The General Partner so far has experienced no disruptions in the operations of its internal information systems during its transition to the year 2000. The General Partner is not aware that any of its vendors experienced any disruptions during their transition to the year 2000. The General Partner will continue to monitor the transition to year 2000 and will act promptly to resolve any problems that occur. If the General Partner or any third parties with which it has business relationships experience problems related to the year 2000 transition that have not yet been discovered, it could have a material adverse impact on the General Partner and the Partnership.

Item 8. Financial Statements and Supplementary Data

See pages 24-40 and pages 47-48 of this Form 10-K.

                          Independent Auditors' Report



The Partners
Owens Mortgage Investment Fund:


We have audited the accompanying balance sheets of Owens Mortgage Investment Fund, a California limited partnership, as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Mortgage Investment Fund as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



KPMG LLP

San Francisco, California
February 11, 2000


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                                 Balance Sheets

                           December 31, 1999 and 1998


                                                                               1999                  1998
                                                                               ----                  ----

                  ASSETS

Cash and cash equivalents                                              $      5,216,326         $    8,260,599
Certificates of deposit                                                         250,000                434,006
Commercial paper                                                                      -              3,084,044

Loans secured by trust deeds                                                200,356,517            182,721,465
Less:  allowance for loan losses                                             (4,000,000)            (3,500,000)
                                                                          --------------         --------------
                                                                            196,356,517            179,221,465
Interest receivable                                                           2,150,952              1,380,530
Other receivables                                                                     -                 59,074
Real estate held for sale, net of allowance
   for losses of $1,336,000 in 1999 and
   $1,184,000 in 1998                                                        12,397,722              9,971,202
                                                                         --------------            -----------

                                                                         $  216,371,517        $   202,410,920
                                                                            ===========            ===========


       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued distributions payable                                       $        577,281         $      522,827
   Due to General Partner                                                       751,759                391,098
   Accounts payable and accrued liabilities                                     430,664                156,193
                                                                          -------------          -------------

     Total liabilities                                                        1,759,704              1,070,118
                                                                           ------------           ------------

Partners' Capital:
   General partner                                                            2,104,936              1,967,069
   Limited partners (units subject to redemption):
      Authorized 500,000,000 units in 1999 and
      1998; 340,956,729 and 305,172,278
      units issued and 212,702,897 and 199,569,753
      units outstanding in 1999 and 1998, respectively                      212,506,877            199,373,733
                                                                            -----------            -----------
     Total partners' capital                                                214,611,813            201,340,802
                                                                            -----------            -----------
                                                                       $    216,371,517        $   202,410,920
                                                                            ===========            ===========



See accompanying notes to financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              Statements of Income

                  Years ended December 31, 1999, 1998 and 1997



                                                                1999                  1998                  1997
                                                                ----                  ----                  ----
       REVENUES:
           Interest income on loans secured
              by trust deeds                               $   20,221,120            19,099,723            18,241,427
           Gain on sale of real estate                            840,640             1,271,757             2,633,414
           Other income                                           395,432               669,735               451,009
                                                             ------------          ------------            ----------

           Total revenues                                      21,457,192            21,041,215            21,325,850
                                                             ------------          ------------            ----------

       OPERATING EXPENSES:
           Management fees to General Partner                   2,652,882             3,249,824             3,879,454
           Servicing fees to General Partner                      479,592               472,390               420,742
           Promotional interest to General Partner                 67,907                49,545                70,747
           Administrative                                          30,000                73,849                56,687
           Legal and accounting                                   168,142               144,195               102,914
           Real estate operations, net                           (145,343)               53,656                70,216
           Other                                                   72,159                19,064                 8,843
           Provision for loan losses                              500,000                     -                     -
           Provision for losses on real estate
              held for sale                                       152,000                     -             1,296,000
                                                             ------------          ------------           -----------

           Total operating expenses                             3,977,339             4,062,523             5,905,603
                                                             ------------          ------------           -----------

           Net income                                      $   17,479,853            16,978,692            15,420,247
                                                             ============          ============          ============

           Net income allocated to general
              partner                                      $      172,335               168,106               154,202
                                                            =============          ============          ============

Net income allocated to limited
              partners                                     $   17,307,518             16,810,586           15,266,045
                                                            =============          =============         ============

Net income allocated to limited
              partners per weighted average
              limited partnership unit                     $          .08                    .09                  .08
                                                            =============          =============         ============

         See accompanying notes to financial statements.




                                        OWENS MORTGAGE INVESTMENT FUND
                                      (A California Limited Partnership)

                                        Statements of Partners' Capital

                                 Years ended December 31, 1999, 1998 and 1997




                                                                                                       Total
                                        General                    Limited Partners                  Partners'
                                        Partner               Units               Amount              Capital

Balances, December 31, 1996          $  1,732,726          175,303,398     $   175,107,378         176,840,104
   Net income                             154,202           15,266,045          15,266,045          15,420,247
   Sale of partnership units              141,493           17,064,537          17,064,537          17,206,030
   Partners' withdrawals                       --          (12,515,336)        (12,515,336)        (12,515,336)
   Partners' distributions               (164,388)          (6,055,522)         (6,055,522)         (6,219,910)
                                         --------           ----------          ----------          ----------

Balances, December 31, 1997             1,864,033          189,063,122         188,867,102         190,731,135
   Net income                             168,106           16,810,586          16,810,586          16,978,692
   Sale of partnership units               99,084           14,210,969          14,210,969          14,310,053
   Partners' withdrawals                       --          (14,377,618)        (14,377,618)        (14,377,618)
   Partners' distributions               (164,154)        (  6,137,306)       (  6,137,306)       (  6,301,460)
                                         ---------        -------------       -------------       -------------

Balances, December 31, 1998             1,967,069          199,569,753         199,373,733         201,340,802
   Net income                             172,335           17,307,518          17,307,518          17,479,853
   Sale of partnership units              135,814           20,537,603          20,537,603          20,673,417
   Partners' withdrawals                       --          (18,306,472)        (18,306,472)        (18,306,472)
   Partners' distributions               (170,282)        (  6,405,505)       (  6,405,505)       (  6,575,787)
                                         ---------        -------------       -------------       -------------

Balances, December 31, 1999          $  2,104,936          212,702,897     $   212,506,877         214,611,813
                                        =========          ===========         ===========         ===========












See accompanying notes to financial statements.








                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                                                        1999              1998             1997
                                                                        ----              ----             ----
Cash flows from operating activities:
     Net income                                                 $     17,479,853       16,978,692        15,420,247
     Adjustments to reconcile net income
      to net cash provided by operating activities:
        Gain on sale of real estate by limited partnership                     -       (1,246,884)       (2,355,075)
        Gain on sale of real estate properties                          (840,640)         (24,873)         (278,339)
        Provision for loan losses                                        500,000                -                 -
        Provision for losses on real estate properties
          held for sale                                                  152,000                -         1,296,000
        Changes in operating assets and liabilities:
         Interest and other receivables                                 (711,348)         446,587          (505,624)
         Accrued distributions payable                                    54,454          (21,558)           32,929
         Accounts payable and accrued liabilities                        274,471          156,193                 -
         Due to General Partner                                          360,661          341,564            25,076
                                                                   -------------    -------------     -------------
            Net cash provided by operating activities                 17,269,451       16,629,721        13,635,214
                                                                     -----------      -----------        ----------

Cash flows from investing activities:
     Purchases of loans secured by trust deeds                      (119,403,718)     (83,714,828)      (78,449,432)
     Principal collected                                               1,663,685        1,793,240         2,484,071
     Loan payoffs                                                     91,288,643       74,556,044        53,449,102
     Sales of loans to third and related parties at face value         7,816,294                -                 -
     Investment in real estate properties                               (263,886)        (350,225)       (2,061,944)
     Net proceeds from disposition of real estate                        942,659          267,799           955,418
     Investment in limited partnership                                         -       (1,409,099)       (4,152,918)
     Distributions received from limited partnership                           -        6,468,105         7,573,669
     Investment in corporate joint venture                            (1,416,609)        (166,198)          (67,510)
     Maturity of (investment in) commercial paper                      3,084,044       (3,084,044)                -
     Maturities of (investments in) certificates
        of deposit, net                                                  184,006          565,994          (150,000)
                                                                   -------------     ------------       ------------

           Net cash used in investing activities                     (16,104,882)      (5,073,212)      (20,419,544)
                                                                   --------------     ------------      ------------

Cash flows from financing activities:
     Proceeds from sale of partnership units                          20,673,417       14,310,053        17,206,030
     Partners' cash distributions                                     (6,575,787)      (6,301,460)       (6,219,910)
     Partners' capital withdrawals                                   (18,306,472)     (14,377,618)      (12,515,336)
                                                                    ------------      -----------       ------------
           Net cash used in financing activities                      (4,208,842)      (6,369,025)       (1,529,216)
                                                                   --------------    -------------     -------------

Net (decrease) increase in cash and cash equivalents                  (3,044,273)       5,187,484        (8,313,546)

Cash and cash equivalents at beginning of year                         8,260,599        3,073,115        11,386,661
                                                                   -------------      -----------       -----------

Cash and cash equivalents at end of year                        $      5,216,326        8,260,599         3,073,115
                                                                  ==============    =============      ============

See notes 3, 4 and 5 for supplemental disclosure of non-cash investing and financing activities. See accompanying notes to financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997




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

       The general  partner of the Partnership is Owens  Financial  Group,  Inc.
       (OFG), a California corporation engaged in the origination of real estate mortgage loans for eventual sale and the subsequent servicing of those mortgages for the Partnership and other third-party investors.

       OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 212,702,897, 199,569,753 and 189,063,122 as of December 31, 1999, 1998 and 1997,
       respectively.

(2)    Summary of Significant Accounting Policies

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

       (b)    Loans Secured by Trust Deeds

              Loans secured by trust deeds are acquired from OFG and are recorded at cost. Interest income on loans is accrued by the simple interest method. The Partnership does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of principal or interest is 90 days past due. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

       (c)    Allowance for Loan Losses

              The Partnership had an allowance for loan losses equal to $4,000,000 and $3,500,000 as of December 31, 1999 and 1998,
              respectively. Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

              The outstanding balance of all loans delinquent in monthly payments greater than 90 days is $7,415,000 and $8,710,000 as of December 31, 1999 and 1998, respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from the borrower or when the payment of principal or interest is 90 days past due, unless OFG purchases the interest receivable from the Partnership. OFG purchased the interest receivable on delinquent Partnership loans in the total amount of $0 and $806,000 in the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, loans totaling $7,415,000 and $7,904,000, respectively, are classified as non-accrual loans. OFG discontinued its purchases of interest receivable and delinquent loans for all loans acquired by the Partnership since May 1, 1993 except in very limited situations.

              OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, insurance and mortgage interest pursuant to senior indebtedness. Purchases of interest receivable and payments made on loans by OFG during 1999 and 1998 but not collected as of December 31, 1999 and 1998, respectively, totaled approximately $230,000 and $270,000, respectively.

              Cash and Cash Equivalents

              For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less.

       (e)    Marketable Securities

              Marketable securities include certificates of deposit and commercial paper with various financial institutions with original maturities of up to one year. The Partnership classifies its debt securities as held-to-maturity, as the Partnership has the ability and intent to hold the securities until maturity. These securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned. There was no significant difference between the carrying value and the fair value of marketable securities as of December 31, 1999 and 1998.

       (f)    Real Estate Held for Sale

              Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

              Certain real estate held for sale acquired by the Partnership is held in a corporate joint venture. The Partnership accounts for its investment in the corporate joint venture under the equity method of accounting because the Partnership does not have control of the joint venture. The corporate joint venture investment in real estate is carried at the lower of cost or estimated fair value, less estimated costs to sell. The Partnership increases its investment by advances made to the corporate joint venture. Any profit generated from the investment in the corporate joint venture is recorded as a gain on sale of real estate.

              In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of, the Partnership periodically compares the carrying value of real estate held for sale to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. The Partnership increased the allowance for losses on real estate held for sale by $152,000 during the year ended December 31, 1999. There were no required reductions to the carrying value of real estate held for sale made for the year ended December 31, 1998.

       (g)    Income Taxes

              No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

(3)    Loans Secured by Trust Deeds

       Loans secured by trust deeds as of December 31, 1999 and 1998 are as follows:

                                                                                        1999                   1998
                                                                                 --------------------   --------------------
                       Income-producing properties                            $       161,664,440            153,171,370
                       Construction                                                    22,698,154             13,923,720
                       Unimproved land                                                 15,438,923             13,276,729
                       Residential                                                        555,000              2,349,646
                                                                                 --------------------   --------------------

                                                                              $       200,356,517            182,721,465
                                                                                 ====================   ====================

                       First mortgages                                        $       182,725,684            162,597,467
                       Second mortgages                                                17,566,188             19,223,907
                       Third mortgages                                                     64,645                548,967
                       Fourth mortgages                                                        --                351,124
                                                                                 --------------------   --------------------

                                                                              $       200,356,517            182,721,465
                                                                                 ====================   ====================

       Scheduled maturities of loans secured by trust deeds as of December 31, 1999 and the interest rate sensitivity of such loans is as follows:

                                                                       Fixed              Variable              Total
                                                                     interest             interest
                                                                       rate                 rate
                                                                --------------------  -----------------   ------------------

                      Year ending December 31:
                          1999 (past maturity)                $       26,202,801             3,247,940          29,450,741
                          2000                                        78,376,511             5,854,959          84,231,470
                          2001                                        34,280,552             2,156,570          36,437,122
                          2002                                        23,297,926             4,242,737          27,540,663
                          2003                                           178,724             2,428,847           2,607,571
                          2004                                         5,308,575             6,419,188          11,727,763
                          Thereafter (through 2018)                    3,687,040             4,674,147           8,361,187
                                                                --------------------  -----------------   ------------------

                                                              $      171,332,129            29,024,388         200,356,517
                                                                ====================  =================   ==================

       Variable rate loans use as indices the one- and five-year Treasury Constant Maturity Index (5.95% and 6.33%, respectively, as of December 31, 1999), the prime rate (8.50% as of December 31, 1999) and the weighted average cost of funds index for Eleventh District savings institutions (4.77% as of December 31, 1999). Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

       The scheduled maturities for 1999 include approximately $29,451,000 of loans which are past maturity as of December 31, 1999, of which $5,826,000 represents loans for which interest payments are delinquent over 90 days. During the years ended December 31, 1999 and 1998, the Partnership refinanced loans totaling $7,436,000 and $9,941,000, respectively, thereby extending the maturity dates of such loans.

       The Partnership's investment in loans delinquent over 90 days as of December 31, 1999 totals approximately $7,415,000, of which $5,686,000 has a specific related allowance for credit losses totaling approximately $1,225,000. There is a specific and non-specific allowance for credit losses of $2,775,000 for the remaining delinquent loans of $1,729,000 and for other current loans. There was an additional allowance for credit losses of $500,000 during the year ended December 31, 1999. There was no net additional allowance for credit losses during the year ended December 31, 1998. Of the delinquent loans, approximately $850,000 and $3,657,000 were in the process of foreclosure as of December 31, 1999 and 1998.

       The average recorded investment in impaired loans was $7,944,000 and $7,190,000 during the years ended December 31, 1999 and 1998, respectively. Interest income received on impaired loans during the years ended December 31, 1999 and 1998 totaled approximately $213,000 and $546,000, respectively, $213,000 and $466,000 of which was paid by borrowers and $0 and $80,000 of which related to purchases of interest receivable by OFG, respectively.

       As of December 31, 1999 and 1998, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 40% ($79,542,000) and 48% ($87,013,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. Such loans are secured by deeds of trust on real estate properties and are expected to be repaid from the cash flow of the properties or proceeds from the sale or refinancing of the properties. The policy of the Partnership is to require real property collateral with a value, net of senior indebtedness, that exceeds the carrying amount of the loan balance and to record a deed of trust on the underlying property.

       During the year ended December 31, 1999, the Partnership sold for cash full interests in ten loans to third parties and to related parties in the amounts of $7,082,000 and $764,000, respectively. The sale of all the loans resulted in no gain or loss in the accompanying financial statements.

       During 1998, the Partnership invested in a loan in the amount of $2,000,000 that is secured by an assignment of a 49% interest in a limited liability company (LLC) and a direct 2% ownership in the LLC. The LLC owns a retail shopping center located in Sedona, Arizona.

(4)    Real Estate Held for Sale

       Real estate held for sale includes the following components as of December 31, 1999 and 1998:

                                                                                        1999                   1998
                                                                                 --------------------   --------------------

                          Real estate properties held for sale                $        10,175,552              9,165,641
                          Investment in corporate joint venture                         2,222,170                805,561
                                                                                 --------------------   --------------------

                                                                              $        12,397,722              9,971,202
                                                                                 ====================   ====================


       Gain on sale of real estate includes the following components for the years ended December 31, 1999, 1998 and 1997:

                                                                          1999                1998                1997
                                                                     ---------------    ------------------  -----------------

                          Gain on sale of real estate            $         840,640             24,873             278,339
                              properties
                          Gain on sale of real estate by                        --          1,246,884           2,355,075
                              limited partnership
                                                                     ---------------    ------------------  -----------------

                                                                 $         840,640          1,271,757           2,633,414
                                                                     ===============    ==================  =================

       (a)    Real Estate Properties Held for Sale

       Real estate properties held for sale as of December 31, 1999 and 1998 consists of the following properties acquired through foreclosure in 1993 through 1999:

                                                                        1999               1998
                                                                   ---------------    ---------------

       Light industrial warehouse, Merced, California, net of   $       522,121            650,028
           valuation allowance of $350,000 as of December 31,
           1999 and 1998

       Commercial lot/residential development, Vallejo,                 361,432          1,039,116
           California

       Commercial lot, Sacramento, California, net of                   299,828            299,828
           valuation allowance of $250,000 as of December 31,
           1999 and 1998

       Office building and undeveloped land, Monterey,                2,053,163          1,885,731
           California, net of valuation allowance of $200,000
           as of December 31, 1999 and 1998

       Manufactured home subdivision development, Ione,               2,366,289          2,554,079
           California, net of valuation allowance of $384,000
           as of December 31, 1999 and 1998

       Light industrial building, Oakland, California                   453,815            433,815

       Undeveloped land, Reno, Nevada                                   215,895            215,420

       Light industrial building, Paso Robles, California             1,557,502          1,558,882

       Commercial building, Sacramento, California                       30,000             30,000

       Commercial building, Gresham, Oregon                             448,444            425,557

       22% interest in 6-unit residential building, Oakland,                 --             53,185
           California

       91% interest in 92 residential lots, Lake Don Pedro,             560,184                 --
           California

       Commercial building, San Ramon, California, net of             1,289,746                 --
           valuation allowance of $152,000 as of December 31,
           1999

       Residential/retail building, Oakland, California                  17,133                 --
                                                                   ---------------    ---------------

                                                                $    10,175,552          9,145,641
                                                                   ===============    ===============


              The acquisition of certain of these properties resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of $2,000,044, $508,686 and $3,279,349 for the years ended December 31, 1999, 1998 and 1997, respectively.

              During 1999, a six-unit residential building located in Oakland, California, in which the Partnership owned a 22% interest, was sold resulting in a gain to the Partnership of $18,000. In addition, a 66-acre residential parcel located in Vallejo, California was sold by the Partnership for cash of $500,000 and a note of $1,000,000 resulting in a gain to the Partnership of $822,000.

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

       (b)    Investment in Limited Partnership

              In 1993, the Partnership foreclosed on a loan in the amount of $600,000 secured by a junior lien on 30 residential lots located in Carmel Valley, California, and in 1994, paid off the senior loan in the amount of $500,000. During 1995, the Partnership entered into a limited partnership, WV-OMIF Partners, L.P.
              (WV-OMIF Partners) with an unrelated developer/builder, Wood Valley Development, Inc. (Woodvalley), for the purpose of constructing single-family homes on the 30 lots. The Partnership contributed the lots to WV-OMIF Partners in 1996 in exchange for a limited partnership interest. The Partnership provided advances to the WV-OMIF Partners to develop and construct the homes. The Partnership received interest at a rate of prime plus 2% on the advances to WV-OMIF Partners.

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

       (c)    Investment in Corporate Joint Venture

              In 1995, the Partnership foreclosed on a loan in the amount of $571,853 secured by a senior lien on a commercial parcel of land located in Los Gatos, California. During 1997, the Partnership contributed the land into 720 University, LLC (the Company), a corporate joint venture formed between the Partnership and BGC Properties, LLC (BGC). The purpose of the Company is to develop, construct and operate a commercial office building or R&D facility on the land to be held for investment and eventual sale. The Partnership is providing loans to the Company to develop and construct the building and is entitled to receive interest at a rate of prime plus 2% on the loans it makes to the Company. As of December 31, 1999 and 1998, the Partnership had total assets of $2,431,000 and $1,031,000, respectively.

              During the years ended December 31, 1999 and 1998, the Partnership advanced an additional $1,416,609 and $166,198, respectively, to the Company for development. The total investment in the corporate joint venture totals $2,222,170 and $805,561 as of December 31, 1999 and 1998, respectively.

              The net cash flows from the operations of the Company are to be distributed in accordance with the following priorities: (1) to the Partnership and to BGC until the sum of all current and prior distributions of net cash flows equals the members' priority return on capital, if any, as of the end of the calendar quarter immediately preceding distribution; and (2) thereafter, 70% to the Partnership and 30% to BGC.

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

(5)    Partners' Capital

       In December 1998, the limited partners voted to amend the Partnership Agreement and there was a further amendment by OFG in February 1999. All such changes have been incorporated into this note and elsewhere in the financial statements where applicable.

       (a)    Allocations, Distributions and Withdrawals

              In accordance with the Partnership Agreement, the Partnership's profits, gains and losses are allocated to each limited partner and OFG in proportion to their respective capital accounts.

              Distributions of net income are made monthly to the limited partners in proportion to their weighted-average capital accounts as of the last day of the preceding calendar month. Accrued distributions payable represent amounts to be distributed to partners in January of the subsequent year based on their capital accounts as of December 31.

              The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $10,703,230, $10,326,334 and $10,077,144 for the years ended December 31, 1999,
              1998, and 1997, respectively. Reinvested distributions are not shown as partners' cash distributions or proceeds from sale of partnership units in the accompanying statements of partners' capital and cash flows.

              The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per unit (book value) within 61 to 91 days after written notices are delivered to OFG, subject to the following limitations, among others:

              o No withdrawal of units can be requested or made until at least one year from the date of purchase of those units, for units purchased on or after February 16, 1999, other than units received under the Partnership's Reinvested Distribution Plan.

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

       (b)    Promotional Interest of General Partner

              OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its promotional interest, OFG has an interest equal to 1% of the limited partners' capital accounts. This promotional interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG's capital account as additional compensation. As of December 31, 1999, OFG had made cash capital contributions of $1,074,612 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

              The promotional interest expense charged to the Partnership was $67,907, $49,545 and $70,747 for the years ended December 31, 1999, 1998 and 1997, respectively.

(6)    Contingency Reserves

       In accordance with the Partnership Agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,074,612 as of December 31, 1999), up to a maximum of 1/2 of 1% of the limited partners' capital accounts will be available as an additional contingency reserve, if necessary.

       The contingency reserves required as of December 31, 1999 and 1998 were approximately $4,320,000 and $4,063,000, respectively. Certificates of deposit, commercial paper and certain cash equivalents as of the same dates were accordingly maintained as reserves.

(7)    Income Taxes

       The net difference between partners' capital per the Partnership's federal income tax return and these financial statements is comprised of the following components:

                                                                                           1999                  1998
                                                                                    -------------------   --------------------

                         Partners' capital per financial statements              $       214,611,813           201,340,802
                         Accrued interest income                                          (2,150,952)           (1,380,530)
                         Allowance for loan losses                                         4,000,000             3,500,000
                         Allowance for real estate held for sale                           1,336,000             1,184,000
                         Accrued distributions                                               577,281               522,827
                         Other                                                              (208,121)                8,979
                                                                                    -------------------   --------------------

                         Partners' capital per federal income tax return         $       218,166,021           205,176,078
                                                                                    ===================   ====================

(8)    Transactions with Affiliates

       OFG is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of the twelve months in the calendar year for services rendered as manager of the Partnership.

       All of the Partnership's loans are serviced by OFG, in consideration for which OFG receives up to .25% per annum of the unpaid principal balance of the loans.

       OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months is equal to or less than the stated limits. Management fees amounted to approximately $2,653,000, $3,250,000 and $3,879,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in the accompanying statements of income. Service fees amounted to approximately $480,000, $472,000 and $421,000 for the years ended December 31, 1999,
       1998 and 1997, respectively, and are included in the accompanying statements of income.

       As of December 31, 1999 and 1998,  the  Partnership  owed  management and
       servicing   fees  to  OFG  in  the  amounts  of  $751,759  and  $391,098, respectively.

       OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $395,000, $382,000, and $409,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

       OFG originates all loans the Partnership invests in and receives an investment evaluation fee from borrowers. Such fees earned by OFG amounted to approximately $6,681,000, $1,724,000 and $2,994,000 on loans originated of $119,404,000, $83,715,000 and $78,449,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Such fees as a percentage of loans purchased by the Partnership were 5.6%, 2.1% and 3.8% for the years ended December 31, 1999, 1998 and 1997, respectively. In the year ended December 31, 1999, one loan in the amount of $12,025,000 had an investment evaluation fee of $2,900,000.

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

       OFG has purchased the Partnership's receivables for delinquent interest of $65,000 and $110,000, related to delinquent loans for the years ended December 31, 1999 and 1998, respectively.

       Included in loans  secured by trust  deeds as of December  31, 1998 was a note in the amount of $180,000, which was secured by a property owned by an affiliate of OFG. The loan earned interest at 8% per annum and was repaid during 1999. The Partnership earned interest income of approximately $4,000, $143,000 and $188,000 during the years ended December 31, 1999, 1998 and 1997, respectively, from OFG and affiliates under loans secured by trust deeds.

(9)    Net Income per Limited Partner Unit

       Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the year. These amounts were 206,607,637, 195,482,129 and 186,954,376 for the years ended
       December 31, 1999, 1998 and 1997, respectively.

(10)   Fair Value of Financial Instruments

       The Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value for certain of the Partnership's assets. The following methods and assumptions were used to estimate the value of the financial instruments included in the following categories:

       (a)    Cash and Cash Equivalents and Commercial Paper

              The carrying amount approximates fair value because of the relatively short maturity of these instruments.
0
       (b)    Loans Secured by Trust Deeds

              The carrying value of these instruments of $200,356,517 approximates the fair value as of December 31, 1999. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $4,000,000 as of December 31, 1999 should also be considered in evaluating the fair value of loans secured by trust deeds.

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

         The General Partner had a net worth of approximately $15,811,000 on December 31, 1999. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

              Milton N. Owens - Mr. Owens, Chairman of the Board of Directors of the General Partner, age 88, is a licensed real estate broker and has been Chairman since October 1981. Mr. Owens is a lifetime member of the American Institute of Real Estate Appraisers (MAI) and holds other professional designations. Mr. Owens has conducted real estate appraisal courses at the University of California, Berkeley. From 1936 to 1951, prior to his formation of Owens Mortgage Company, Mr. Owens was employed with the mortgage loan division of the Travelers Insurance Company. Mr. Owens is the father of William C. Owens, also a member of the Board of Directors and President of the General Partner.

               William C. Owens - Mr. Owens,  age 49, has been  President of the
              General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker and the son of Milton Owens, Chairman of the Board of Directors of the General Partner.

              Bryan H. Draper - Mr. Draper, age 42, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the board of directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

              William E. Dutra - Mr. Dutra, age 37, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

              Andrew J. Navone - Mr. Navone, age 43, is a Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

              Melina A. Platt - Ms. Platt, age 33, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

         For these and certain other services the General Partner is entitled to receive a management fee of up to 2-3/4% per annum of the unpaid balance of the Partnership's mortgage loans. The management fee is payable on all loans, including nonperforming or delinquent loans. The General Partner believes that a fee payable on delinquent loans is justified because of the expense involved in the administration of such loans. See "Compensation of the General Partner--Management Fees," at page 6.


Item 11.  Executive Compensation

         The Partnership does not pay any compensation to any persons other than the General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, SAR's, securities, or any other direct or indirect form of compensation other than the management and promotional fees permitted under the Partnership Agreement.

         The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 1999. Such fees were established by the General Partner and were not determined by arms-length negotiation.

                                                      Year Ended
                                                     December 31, 1999

Form of Compensation                                               Maximum
                                                  Actual            Allowable

Management Fees......................        $   2,653,000      $    5,276,000
Promotional Interest.................               68,000              68,000
                                             -------------      --------------
Subtotal.............................        $   2,721,000      $    5,344,000
                                             -------------      --------------


Investment Evaluation Fees...........        $   6,681,000      $    6,681,000
Servicing Fees.......................              480,000             480,000
Late Payment Charges.................              395,000             395,000
                                             -------------     ---------------
Subtotal.                                    $   7,556,000      $    7,556,000
                                             -------------     ---------------

Grand Total                                  $  10,277,000      $   12,900,000
                                              ============        ============

Reimbursement of Other Expenses              $      44,000      $       44,000
                                             =============       =============


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 2,548,000 units (1.2%) of the Partnership as of December 31, 1999. The ownership (common stock) of the General Partner is owned as follows: 43.01% by Milton N. Owens, 26.88% by William C. Owens, 10.75% by Bryan H. Draper and 9.68% each by William
E. Dutra and Andrew J. Navone.





Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

Management Fee

         The General Partner is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The amount of management fees to the General Partner for the year ended December 31, 1999 was approximately $2,653,000.

Servicing Fee

         All of the Partnership's loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 1999 was approximately $480,000.

Promotional Interest

                  The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners' capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its promotional interest, the General Partner has an interest equal to 1% of the limited partners' capital accounts. This promotional interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner's capital account as additional compensation. As of December 31, 1999, the General Partner had made cash capital contributions of $1,075,000 to the Partnership. During 1999, the Partnership incurred promotional interest expense of $68,000.

Reimbursement of Other Expenses

          The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement). During 1999, the Partnership reimbursed the General Partner for expenses in the amount of $44,000.

Compensation from Others

         In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Investment Evaluation Fees

         Investment evaluation fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 1999, the General Partner earned investment evaluation fees on Partnership loans in the amount of $6,681,000.

Late Payment Charges

         All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner. During 1999, the General Partner received late payment charges from borrowers in the amount of $395,000.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K


                                                               Form 10-K Pg.
(a)(1) List of Financial Statements:

       Report of Independent Auditors                              p. 24

       Balance Sheets - December 31, 1999 and
       1998                                                        p. 25

       Statements of Income for the years ended
        December 31, 1999, 1998 and 1997                           p. 26

       Statements of Partners Capital for the
        years ended December 31, 1999, 1998 and 1997               p. 27

       Statements of Cash Flows for the years
        ended December 31, 1999, 1998 and 1997                     p. 28

       Notes to Financial Statements                               pp.29-40

   (2) Schedule IV- Mortgage Loans on Real Estate                  pp. 47-48

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

(d)       Schedules:

                   Schedule IV - Mortgage Loans on Real Estate



                                   SCHEDULE IV
                         OWENS MORTGAGE INVESTMENT FUND
               MORTGAGE LOANS ON REAL ESTATE -- DECEMBER 31, 1999



                                                                                                 Principal Amount
                                                                                                 of Loans Subject
                                                                                                   to Delinquent
            Description                                      Final           Carrying Amount       Principal or
                                     Interest Rate       Maturity date         of Mortgages            Interest


TYPE OF LOAN
Income Producing................       6.875-14.50%  Current to Sept., 2018       $161,664,440          $ 7,359,283
Construction....................       10.00-14.00%  Current to April, 2004         22,698,154               56,062
Land  ..........................       10.00-13.00%  Current to Aug., 2002          15,438,923                    0
Residential.....................       10.50-13.00%  Current to Sept., 2002            555,000                    0
                                                                                  ------------          -----------
           TOTAL                                                                  $200,356,517          $ 7,415,345
                                                                                  ============          ===========


AMOUNT OF LOAN
$0-250,000......................       6.875-14.50%  Current to Sept., 2014         $4,515,050        $     196,347
$250,001-500,000................       7.50-13.50%   Current to Sept., 2018         10,287,424                    0
$500,001-1,000,000..............       9.00-14.00%   Current to Jan., 2014          15,996,375            1,535,000
Over $1,000,000.................       8.00-14.00%   Current to May, 2015          169,557,668            5,683,998
                                                                                  ------------           ----------
           TOTAL                                                                  $200,356,517           $7,415,345
                                                                                  ============           ==========


POSITION OF LOAN
First ..........................       6.875-14.50%  Current to Sept., 2018       $182,725,684          $ 7,350,700
Second .........................       10.00-14.50%  Current to Aug., 2010          17,566,188                    0
Third ..........................             10.00%  Current                            64,645               64,645
                                                                                  ------------           ----------
           TOTAL                                                                  $200,356,517          $ 7,415,345
                                                                                  ============           ==========



---------------
NOTE 1: All loans are acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.
NOTE 2:
Balance at beginning of period (1/1/97)............................$154,148,934
      Additions during period:
      New mortgage loans.............................................78,449,432
      Loan carried back on sale of real estate......................... 840,000
      Subtotal......................................................233,438,366
      Deductions during period:
      Collection of principal........................................55,444,410
      Foreclosures....................................................3,279,349
      Balance at end of period (12/31/97)..........................$174,714,607

Balance at beginning of period (1/1/98)............................$174,714,607
      Additions during period:
      New mortgage loans.............................................83,714,828
      Loan carried back on sale of real estate to general partner.....1,150,000
      Subtotal......................................................259,579,435
      Deductions during period:
      Collection of principal........................................76,349,284
      Foreclosures......................................................508,686
      Balance at end of period (12/31/98)..........................$182,721,465

Balance at beginning of period (1/1/99)............................$182,721,465
      Additions during period:
      New mortgage loans............................................119,403,718
      Loan carried back on sale of real estate........................1,000,000
      Subtotal......................................................303,125,183
      Deductions during period:
      Collection of principal........................................92,952,328
      Sales of loans secured by trust deeds at face value.............7,816,294
      Foreclosures....................................................2,000,044
      Balance at end of period (12/31/99)..........................$200,356,517

During the years ended December 31, 1999, 1998 and 1997, the Partnership refinanced loans totaling $7,436,000, $9,941,000 and $6,562,000, respectively, thereby extending the maturity date.

During 1998, the Partnership sold a property located in Sonora, California to the General Partner for $1,150,000. The Partnership carried back a loan secured by a trust deed on the property for the full purchase price.

During 1997, the Partnership sold five loans to the General Partner at face values in the total amount of $1,213,000 comprised of cash of $940,000 and an assumption of a loan in the amount of $273,000.
--------------
NOTE 3: Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 1999. There are no other loans that exceed 3% of the total loans as of December 31, 1999:


                                                                                                        Principal
                                                                                                        Amount of
                                                                                                      Loans Subject
                                         Final                               Face        Carrying     to Delinquent
                            Interest   Maturity   Periodic Payment   Prior   Amount of   Amount of    Principal or
       Description             Rate      Date          Terms         Liens   Mortgages   Mortgages      Interest
       -----------           --------  --------   ---------------    -----   ---------   ---------    -------------
Office Building,
Tualatin, OR...........     10.00%     6/1/02     Interest only,     None    $7,500,000  $7,500,000            $0
                                                  balance due at
                                                  maturity


Unimproved Land             13.00%     8/31/00    Interest only,     None    $12,025,000 $12,025,000           $0
Las Vegas, NV..........                           balance due at
                                                  maturity


Office Building             12.50%     11/1/00    Interest only,     None    $6,678,000  $6,678,000           $0
San Francisco, CA......                           balance due at
                                                  maturity


Commercial Retail Centers,  10.00%     5/8/00     Interest only,     None    $10,600,000 $10,600,000          $0
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


Dated:  March 30, 2000                   OWENS MORTGAGE INVESTMENT FUND,
                                         a California Limited Partnership

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