Form 10-QT
period 2000-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 2000-05-16
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2000

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

                             Interim Balance Sheets

                      March 31, 2000 and December 31, 1999


                                                                            (UNAUDITED)
                                                                             March 31             December 31
                                                                               2000                  1999

                                                      ASSETS

Cash and cash equivalents                                                  $  5,218,485         $    5,216,326
Certificates of deposit                                                         250,000                250,000

Loans secured by trust deeds                                                203,540,433            200,356,517
Less:  Allowance for loan losses                                             (4,000,000)            (4,000,000)
                                                                          --------------         --------------
                                                                            199,540,433            196,356,517
Real estate held for sale, net of allowance
  for losses of $1,336,000 in 2000 and 1999                                  13,249,768             12,397,722
Interest receivable                                                           1,904,581              2,150,952
Notes receivable from General Partner                                         1,178,000                      -
                                                                         --------------   --------------------
     Total Assets                                                          $221,341,267           $216,371,517
                                                                            ===========            ===========


                                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       588,533         $      577,281
Due to General Partner                                                          767,964                751,759
Accounts payable and accrued liabilities                                        296,946                430,664
                                                                         --------------        ---------------

     Total Liabilities                                                        1,653,443              1,759,704
                                                                          -------------         --------------

PARTNERS' CAPITAL:
General partners                                                              2,150,806              2,104,936
Limited partners (Subject to Redemption)                                    217,537,018            212,506,877
                                                                            -----------            -----------
     Total Partners' Capital                                                219,687,824            214,611,813
                                                                            -----------            -----------
     Total Liabilities and Partners' Capital                               $221,341,267           $216,371,517
                                                                            ===========            ===========

See accompanying notes to interim financial statements


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
         For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

                                                                                             For the Three Months Ended
                                                                                           March 31              March 31
                                                                                             2000                  1999
                                                                                             ----                  ----
  REVENUES:
     Interest income on loans secured by trust deeds                                    $   5,568,102         $   4,688,720
     Other income                                                                              79,300               154,942
                                                                                        -------------          ------------
     Total revenues                                                                         5,647,402             4,843,662
                                                                                          -----------           -----------

OPERATING EXPENSES:
     Management fees to General Partner                                                     1,093,538               400,171
     Servicing fees to General Partner                                                        126,939               113,027
     Promotional interest                                                                      23,685                24,317
     Administrative                                                                             7,875                 7,500
     Legal and accounting                                                                      45,109                86,473
     Real estate operations, net                                                             (131,436)              (28,882)
     Other                                                                                      4,976                60,452
                                                                                       --------------        --------------
     Total operating expenses                                                               1,170,686               663,058
                                                                                          -----------         -------------

     Net income                                                                        $    4,476,716         $   4,180,604
                                                                                           ==========           ===========

     Net income allocated to general partner                                          $        44,004       $        41,174
                                                                                          ===========         =============

Net income allocated to limited partners                                               $    4,432,712         $   4,139,430
                                                                                           ==========           ===========

Net income allocated to limited partners
    per weighted average limited partnership unit
(216,320,000 and 203,312,000 average units)                                                    $ .020                 $.020
                                                                                                 ====                  ====

              The accompanying notes are an integral part of these
                             financial statements.




                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                        Interim Statements of Cash Flows

               For the Three Months Ended March 31, 2000 and 1999
                                   (UNAUDITED)
                                                                              March 31                March 31
                                                                                2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $   4,476,716          $    4,180,604
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Changes in operating assets and liabilities:
       Interest receivable                                                       246,371                (209,452)
       Other receivables                                                               -                  59,074
       Accounts payable and accrued liabilities                                 (133,718)                 (5,533)
       Due to General Partner                                                     16,205                 (41,662)
                                                                          --------------          ---------------
          Net cash provided by operating activities                            4,605,574               3,983,031
                                                                            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (22,588,083)             (9,788,276)
     Principal collected                                                         376,649                 396,324
     Loan payoffs                                                             14,693,605              11,737,965
     Sales of loans secured by trust deeds at face value                       3,155,913                       -
     Investment in real estate properties                                          1,579                 (56,544)
     Net proceeds from disposition of real estate properties                      89,440                  90,331
     Investment in corporate joint venture                                      (943,065)                (27,361)
     Proceeds from maturities of certificates of deposit                               -                  84,006
     Proceeds from maturity of commercial paper                                        -               3,084,044
                                                                      ------------------           -------------
         Net cash (used in) provided by investing activities                  (5,213,962)              5,520,489
                                                                             ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership Units                                   6,682,853               5,367,556
     Accrued distributions payable                                                11,252                  15,106
     Partners' cash distributions                                             (1,763,188)             (1,593,383)
     Partners' capital withdrawals                                            (4,320,370)             (4,727,682)
                                                                            ------------           -------------
         Net cash provided by (used in) financing activities                     610,547                (938,403)
                                                                           -------------          ---------------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                      2,159               8,565,117
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          5,216,326               8,260,599
                                                                            ------------           -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                          $     5,218,485        $     16,825,716
                                                                            ============            ============

See note 2 for supplemental disclosure of non-cash investing and financing activities.

See accompanying notes to interim financial statements

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000




    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

    (2)  Loans Secured by Trust Deeds

         The Partnership's investment in loans delinquent greater than ninety days is $12,730,000 and $7,415,000 as of March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000, $5,706,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,225,000. There is a non-specific allowance for credit losses of $2,775,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

         As of March 31, 2000 and December 31, 1999, loans past maturity totaled approximately $26,416,000 and $29,451,000, respectively. Of the past maturity loans at March 31, 2000, $5,881,000 represent loans for which interest payments are delinquent more than ninety days.

         During the three months ended March 31, 2000 and 1999, the Partnership refinanced loans totaling $10,304,000 and $0, respectively.

         During the three months ended March 31, 2000, the Partnership sold for cash full and partial interests in two loans to third parties in the amount of $3,156,000. The sale of these loans resulted in no gain or loss in the accompanying financial statements.

         During the three months ended March 31, 2000, the Partnership sold two delinquent loans at book value to the General Partner for notes receivable in the total amount of $1,178,000. The General Partner subsequently foreclosed on the loans.














                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000



    (3)  Transactions with Affiliates

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

         OFG,  at its sole  discretion  may,  on a  monthly  basis,  adjust  the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,094,000 and $400,000 for the three months ended March 31, 2000 and 1999, respectively. Service fee payments to OFG approximated $127,000 and $113,000 for the three months ended March 31, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership's Prospectus. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.

Results of Operations

Three Months Ended March 31, 2000 Compared to 1999

The net income increase of $296,000 (7.1%) for 2000 compared to 1999, was due to:

      an increase in interest income on loans secured by trust deeds of $879,000;

      an increase in net income from real estate operations of $103,000;

      a decrease in legal and accounting expenses of $41,000; and

      a decrease in other expenses of $55,000.

The net income increase in 2000 as compared to 1999, was offset by:

      a decrease in other income of $76,000; and

      an increase in management fees to General Partner of $693,000.

         Interest income on loans secured by trust deeds increased $879,000 (18.8%) for the three months ended March 31, 2000, as compared to the same period in 1999. This increase was a result of an increase in the weighted average yield of the loan portfolio from 10.72% for the three months ended March 31, 1999 to 11.17% for the three months ended March 31, 2000. In addition, the average loan portfolio grew by 12.3% for the quarter ended March 31, 2000 as compared to 1999.

         Real estate operations resulted in an increase in net income of $103,000 during the three months ended March 31, 2000 as compared to 1999. This increase in income is a result of increased occupancy and rental rates on several of the Partnership's properties during the end of 1999 and the first quarter of 2000.

         Legal and accounting expenses and other expenses decreased by $41,000 (47.8%) and $55,000 (91.8%), respectively, during the three months ended March 31, 2000 as compared to 1999. These decreases were due primarily to legal and registration expenses incurred during the quarter ended March 31, 1999 as a result of a new Form S-11 Registration Statement filed with the Securities and Exchange Commission. Such a filing a did not occur in the quarter ended March 31, 2000.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners.

          Other income decreased by $76,000 (48.8%) due primarily to a decrease in interest income earned on investments (money market funds, certificates of deposit, etc.) as the Partnership was able to remain fully invested in loans secured by deeds of trust during most of the three months ended March 31, 2000.

Financial Condition

March 31, 2000 and December 31, 1999

Loan Portfolio

         The number of Partnership mortgage investments decreased from 142 to 133 and the average loan balance increased from $1,411,000 to $1,530,000 between December 31, 1999 and March 31, 2000.

                  Approximately  $12,730,000 (6.3%) and $7,415,000 (3.7%) of the
loans invested in by the Partnership were more than 90 days delinquent in payment as of March 31, 2000 and December 31, 1999, respectively. Of these amounts, approximately $4,570,000 (2.2%) and $850,000 (0.4%) were in the process of foreclosure. Loans more than 90 days delinquent increased by $5,315,000 (71.7%) from December 31, 1999 to March 31, 2000, primarily due to two large loans which became delinquent during the quarter ended March 31, 2000. One of the loans with an outstanding balance of $2,400,000 paid off in full in April 2000. Management believes that the other loan, with an outstanding principal balance of $2,925,000, is adequately secured and that no additional specific loan loss reserve for this loan is necessary. A loan loss reserve in the amount of $4,000,000 was maintained on the books of the Partnership as of March 31, 2000 and December 31, 1999, respectively.

         As of March 31, 2000 and December 31, 1999, approximately 34% and 40% of the Partnership's mortgage loans are secured by real property in Northern California. The decrease in the percentage of loans secured by real property in Northern California has primarily been due to the payoff of several of those loans and the purchase of new loans secured by properties outside of Northern California. As the real estate market in Southern California and other parts of the Western United States has improved, more loans secured by real estate in those areas have been invested in by the Partnership. In general, there has been increased competition in the lending business in Northern California, particularly in the San Francisco Bay Area, and the General Partner has increasingly sought loans in areas outside of this region.

         The Partnership's investment in construction loans rose by $12,007,000 (52.9%) since December 31, 1999. Improvement in real estate market conditions have made development and, thus, construction loans more attractive. All but one of the Partnership's construction loans are first trust deeds and none of these loans is delinquent in payments more than 90 days as of March 31, 2000.

         The Partnership's investment in unimproved land rose by $2,987,000 (19.3%) since December 31, 1999. All of the Partnership's loans secured by unimproved land are first trust deeds. In addition, only one of these loans, in the amount of $802,000, is more than 90 days delinquent in payment as of March 31, 2000.

Real Estate Properties Held for Sale

         The Partnership currently holds title to thirteen properties that were foreclosed on from January 1, 1993 through March 31, 2000 in the amount of $10,085,000, net of allowance for losses of $1,336,000. Since 1993, the Partnership's investment in real estate held for sale has increased due to the General Partner's decision to stop acquiring from the Partnership all property subject to foreclosure. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. During the three months ended March 31, 2000, the Partnership acquired no properties through foreclosure. In addition, during the three months ended March 31, 2000, no properties were sold by the Partnership.

         Seven of the Partnership's thirteen properties do not currently generate revenue. Expenses from rental properties have decreased from approximately $151,000 to $106,000 (29.8%) for the three months ended March 31, 1999 and 2000, respectively, and revenues associated with these properties have increased from $180,000 to $237,000 (31.7%), thus generating a net income from real estate held for sale of $131,000 during the three months ended March 31, 2000. The increase in income is a result of increased occupancy and rental rates on several of the Partnership's properties during the end of 1999 and the first quarter of 2000.

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

         During  the  three  months  ended  March  31,  2000 and the year  ended
December 31, 1999, the Partnership advanced an additional $943,000 and $1,417,000, respectively, to the corporate joint venture for development. The total investment in the corporate joint venture was $3,165,000 and $2,222,000 as of March 31, 2000 and December 31, 1999, respectively.

         The Company began construction in July 1999 and construction is expected to be completed in June 2000. The Company signed leases with future tenants for 100% of the building and in April of 2000 entered into a contract to sell the completed building. The Partnership is considering entering into a
Section 1031 like-kind exchange during 2000, whereby the proceeds from the sale of the building will be reinvested into the purchase of another real estate property.

Interest Receivable and Notes Receivable from General Partner

         Interest receivable decreased from approximately $2,151,000 as of December 31, 1999 to $1,905,000 as of March 31, 2000 ($246,000 or 11.4%) due
primarily to the accrual of interest on one loan during 1999 in the amount of $365,000 which was deferred and collected when the loan paid off in the first quarter of 2000.

         Notes receivable from General Partner increased by $1,178,000 (100%) during the three months ended March 31, 2000 as a result of the Partnership selling two delinquent loans at book value to the General Partner for notes receivable in the total amount of $1,178,000. The General Partner subsequently foreclosed on the loans.

Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities decreased from approximately $431,000 as of December 31, 1999 to $297,000 as of March 31, 2000 ($134,000 or
31.1%) due primarily to a higher progress billing payable on the Los Gatos office building construction as of December 31, 1999.

                                  Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of March 31, 2000, management believes that the allowance for loan losses of $4,000,000 is adequate. As of then, loans secured by trust deeds include $12,730,000 in loans delinquent over 90 days, of which $4,570,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.

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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 1998, excluding regular distributions of net income to limited partners. The annualized withdrawal percentage increased during 1999 and 2000 primarily due to an increase in the maximum quarterly amount which could be withdrawn by limited partners from $75,000 to $100,000 as a result of a change in the Partnership Agreement in December 1998. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, and 7.99% for the years ended December 31, 1994, 1995,
1996, 1997, 1998 and 1999 and 7.94% (annualized) for the three months ended March 31, 2000. These percentages are the annual average of the limited partners capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

         Despite the Partnership's ability to purchase mortgage loans with relatively strong yields, increased competition or changes in the economy could again have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

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


Dated:  May 12, 2000               OWENS MORTGAGE INVESTMENT FUND,
                                   a California Limited Partnership

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