Form 10-QT
period 2000-06-30
OWENS MORTGAGE INVESTMENT FUND
filed 2000-08-14
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2000

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

                                 Balance Sheets

                       June 30, 2000 and December 31, 1999


                                   (UNAUDITED)
                                                                              June 30             December 31
                                                                               2000                  1999

                                                      ASSETS

Cash and cash equivalents                                                  $  4,546,613         $    5,216,326
Certificates of deposit                                                          50,000                250,000

Loans secured by trust deeds                                                208,174,928            200,356,517
Less:  Allowance for loan losses                                             (4,000,000)            (4,000,000)
                                                                            -----------            -----------
                                                                            204,174,928            196,356,517
Real estate held for sale, net of allowance
  for losses of $1,336,000 in 2000 and 1999                                  14,745,125             12,397,722
Interest receivable                                                           2,060,831              2,150,952
Notes receivable from General Partner                                         1,178,000                      -
                                                                            -----------            -----------
     Total Assets                                                          $226,755,497           $216,371,517
                                                                            ===========            ===========


                                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       606,129         $      577,281
Due to General Partner                                                          620,433                751,759
Accounts payable and accrued liabilities                                        491,180                430,664
                                                                            -----------            -----------

     Total Liabilities                                                        1,717,742              1,759,704
                                                                            -----------            -----------

PARTNERS' CAPITAL:
General partners                                                              2,197,641              2,104,936
Limited partners (Subject to Redemption)                                    222,840,114            212,506,877
                                                                            -----------            -----------
     Total Partners' Capital                                                225,037,755            214,611,813
                                                                            -----------            -----------
     Total Liabilities and Partners' Capital                               $226,755,497           $216,371,517
                                                                            ===========            ===========

See accompanying notes to interim financial statements



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                              STATEMENTS OF INCOME
      For the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

                                                               For the Three Months Ended                 For the Six Months Ended
                                                               June 30               June 30            June 30            June 30
                                                                2000                  1999                2000               1999
                                                                ----                  ----                ----               ----
  REVENUES:
     Interest income on loans secured by trust deeds       $   5,878,120         $   4,768,312      $   11,446,222    $   9,457,032
     Gain on sale of real estate                                       -                18,324                   -           18,324
     Other income                                                 41,926                95,255             121,226          250,197
                                                             -----------           -----------        ------------      -----------
     Total revenues                                            5,920,046             4,881,891          11,567,448        9,725,553
                                                             -----------           -----------        ------------      -----------

OPERATING EXPENSES:
     Management fees to General Partner                          868,121               523,157           1,961,659          923,328
     Servicing fees to General Partner                           130,493               119,093             257,432          232,120
     Promotional interest to General Partner                      23,172                 6,053              46,857           30,370
     Administrative                                                7,875                 5,000              15,750           12,500
     Legal and accounting                                         45,768                23,684              90,877          110,157
     Real estate operations, net                                (108,705)              (38,995)           (240,141)         (67,876)
     Other                                                        16,993                 2,309              21,969           62,760
                                                            ------------       `   -----------       -------------     ------------
     Total operating expenses                                    983,717               640,301           2,154,403        1,303,359
                                                            ------------           -----------         -----------      -----------
     Net income                                            $   4,936,329         $   4,241,590       $   9,413,045    $   8,422,194
                                                            ============           ===========         ===========      ===========

     Net income allocated to General Partner               $      48,514         $      41,177       $      92,518    $      83,166
                                                            ============           ===========         ===========      ===========

Net income allocated to limited partners                   $   4,887,815         $   4,200,413       $   9,320,527    $   8,339,028
                                                            ============           ===========         ===========      ===========

Net income allocated to limited partners
    per weighted average limited partnership unit                  $.022                 $.021               $.043            $.041
                                                                    ====                  ====                ====             ====

Weighted average limited partnership units                   221,217,000           203,848,000         218,768,000      203,080,000
                                                             ===========           ===========         ===========      ===========

                     The accompanying notes are an integral
                      part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                        Interim Statements of Cash Flows

                 For the Six Months Ended June 30, 2000 and 1999
                                   (UNAUDITED)
                                                                               June 30                 June 30
                                                                                2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $   9,413,045          $    8,422,194
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Gain on sale of real estate properties                                            -                 (18,324)
     Changes in operating assets and liabilities:
       Interest receivable                                                        90,121                 (43,081)
       Other receivables                                                               -                  59,074
       Accounts payable and accrued liabilities                                   60,516                (128,668)
       Due to General Partner                                                   (131,326)                120,677
                                                                           --------------          -------------
          Net cash provided by operating activities                            9,432,356               8,411,872
                                                                            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (37,893,048)            (49,097,872)
     Principal collected                                                         657,350                 839,383
     Loan payoffs                                                             21,388,374              31,838,247
     Sales of loans secured by trust deeds at face value                       6,165,913               4,529,000
     Investment in real estate properties                                        (34,646)                (75,763)
     Net proceeds from disposition of real estate properties                     237,113                 327,398
     Investment in corporate joint venture                                    (2,446,120)                (57,067)
     Repayment received from corporate joint venture                             581,250                  56,141
     Proceeds from maturities of certificates of deposit                         200,000                 184,006
     Proceeds from maturity of commercial paper                                        -               3,084,044
                                                                            ------------           -------------
         Net cash used in investing activities                               (11,143,814)             (8,372,483)
                                                                            -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership Units                                  12,782,404               9,709,152
     Accrued distributions payable                                                28,848                  14,972
     Partners' cash distributions                                             (3,560,158)             (3,202,651)
     Partners' capital withdrawals                                            (8,209,349)             (9,519,365)
                                                                            ------------           -------------
         Net cash used in financing activities                                 1,041,745              (2,997,892)
                                                                           -------------           --------------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                   (669,713)             (2,958,503)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          5,216,326               8,260,599
                                                                            ------------            ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                          $     4,546,613         $     5,302,096
                                                                            ============             ===========

See note 2 for supplemental disclosure of non-cash investing and financing activities.

See accompanying notes to interim financial statements

                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000




    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

    (2)  Loans Secured by Trust Deeds

         The Partnership's investment in loans delinquent greater than ninety days is $8,281,000 and $7,415,000 as of June 30, 2000 and December 31,
         1999, respectively. As of June 30, 2000, $6,017,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,135,000. There is a non-specific allowance for credit losses of $2,865,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

         As of June 30, 2000 and December 31, 1999, loans past maturity totaled approximately $40,705,000 and $29,451,000, respectively. Of the past maturity loans at June 30, 2000, $6,441,000 represent loans for which interest payments are delinquent more than ninety days.

         During the quarter ended June 30, 2000 and 1999, the Partnership refinanced loans totaling $11,148,000 and $0, respectively.

         During the quarter ended June 30, 2000, the Partnership sold for cash full and partial interests in four loans to third parties and to related parties in the amounts of $2,710,000 and $300,000, respectively. The sale of these loans resulted in no gain or loss in the accompanying financial statements.

         During the quarter ended June 30, 2000, the Partnership foreclosed on a loan in the amount of $685,000.

         During the six months ended June 30, 2000, the Partnership sold two delinquent loans at book value to the General Partner for notes receivable in the total amount of $1,178,000. The General Partner subsequently foreclosed on the loans.














                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000



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

         OFG,  at its sole  discretion  may,  on a  monthly  basis,  adjust  the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $868,000 and $523,000 for the three months ended June 30, 2000 and 1999, respectively, and $1,962,000 and $923,000 for the six months ended June 30, 2000 and 1999, respectively. Service fee payments to OFG approximated $130,000 and $119,000 for the three months ended June 30, 2000 and 1999, respectively, and $257,000 and $232,000 for the six months ended June 30, 2000 and 1999, respectively.

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

Results of Operations

Three Months Ended June 30, 2000 Compared to 1999

The net income increase of $695,000 (16.4%) for 2000 compared to 1999, was due to:

      an increase in interest income on loans secured by trust deeds of $1,110,000;

      an increase in net income from real estate operations of $70,000; and

The net income increase in 2000 as compared to 1999, was offset by:

      a decrease in other income of $53,000; and

      an increase in management fees to General Partner of $345,000.

         Interest income on loans secured by trust deeds increased $1,110,000 (23.3%) for the three months ended June 30, 2000, as compared to the same period in 1999. This increase was a result of an increase in the weighted average yield of the loan portfolio from 10.81% for the three months ended June 30, 1999 to 11.17% for the three months ended June 30, 2000. In addition, the average loan portfolio grew by 9.6% for the quarter ended June 30, 2000 as compared to 1999.

         Real estate operations resulted in an increase in net income of $70,000 during the three months ended June 30, 2000 as compared to 1999. This increase in income is a result of increased occupancy and rental rates on several of the Partnership's properties during the end of 1999 and the first quarter of 2000.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners.

          Other income decreased by $53,000 (56.0%) due primarily to a decrease in interest income earned on investments (money market funds, certificates of deposit, etc.) as the Partnership was able to remain fully invested in loans secured by deeds of trust during most of the three months ended June 30, 2000.





Six Months Ended June 30, 2000 Compared to 1999

The net income increase of $991,000 (11.8%) for 2000 compared to 1999, was due to:

      an increase in interest income on loans secured by trust deeds of $1,989,000;

      an increase in net income from real estate operations of $172,000;

      a decrease in legal and accounting expenses of $19,000; and

      a decrease in other expenses of $41,000.

The net income increase in 2000 as compared to 1999, was offset by:

      a decrease in other income of $129,000; and

      an increase in management fees to General Partner of $1,038,000.

         Interest income on loans secured by trust deeds increased $1,989,000 (21.0%) for the six months ended June 30, 2000, as compared to the same period in 1999. This increase was a result of an increase in the weighted average yield of the loan portfolio from 10.76% for the six months ended June 30, 1999 to 11.24% for the six months ended June 30, 2000. In addition, the average loan portfolio grew by 10.9% for the quarter ended June 30, 2000 as compared to 1999.

         Real estate operations resulted in an increase in net income of $172,000 during the six months ended June 30, 2000 as compared to 1999. This increase in income is a result of increased occupancy and rental rates on several of the Partnership's properties during the end of 1999 and the first quarter of 2000.

         Legal and accounting expenses and other expenses decreased by $19,000 (17.5%) and $41,000 (65.0%), respectively, during the six months ended June 30, 2000 as compared to 1999. These decreases were due primarily to legal and registration expenses incurred during the six months ended June 30, 1999 as a result of a new Form S-11 Registration Statement filed with the Securities and Exchange Commission and changes made to the Partnership Agreement during that period.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners.

          Other income decreased by $129,000 (51.5%) due primarily to a decrease in interest income earned on investments (money market funds, certificates of deposit, etc.) as the Partnership was able to remain fully invested in loans secured by deeds of trust during the six months ended June 30, 2000.


Financial Condition

June 30, 2000 and December 31, 1999

Loan Portfolio

         The number of Partnership mortgage investments decreased from 142 to 126 and the average loan balance increased from $1,411,000 to $1,652,000 between December 31, 1999 and June 30, 2000.

         Approximately  $8,281,000  (4.0%)  and  $7,415,000  (3.7%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of June 30, 2000 and December 31, 1999, respectively. Of these amounts, approximately $1,162,000 (0.6%) and $850,000 (0.4%) were in the process of foreclosure. Loans more than 90 days delinquent increased by $866,000 (11.7%) from December 31, 1999 to June 30, 2000. A loan loss reserve in the amount of $4,000,000 was maintained on the books of the Partnership as of June 30, 2000 and December 31, 1999, respectively.

         As of June 30, 2000 and December 31, 1999, approximately 37% and 40% of the Partnership's mortgage loans are secured by real property in Northern California. The decrease in the percentage of loans secured by real property in Northern California has primarily been due to the payoff of several of those loans and the purchase of new loans secured by properties outside of Northern California. As the real estate market in Southern California and other parts of the Western United States has improved, more loans secured by real estate in those areas have been invested in by the Partnership. In general, there has been increased competition in the lending business in Northern California, particularly in the San Francisco Bay Area, and the General Partner has increasingly sought loans in areas outside of this region.

         The Partnership's investment in construction loans rose by $10,076,000 (44.4%) since December 31, 1999. Improvement in real estate market conditions have made development and, thus, construction loans more attractive. All but one of the Partnership's construction loans are first trust deeds and none of these loans is delinquent in payments more than 90 days as of June 30, 2000.

         The Partnership's investment in unimproved land rose by $5,261,000 (34.1%) since December 31, 1999. All of the Partnership's loans secured by unimproved land are first trust deeds. In addition, only one of these loans, in the amount of $802,000, is more than 90 days delinquent in payment as of June 30, 2000.

Real Estate Properties Held for Sale

         The Partnership currently holds title to fourteen properties that were foreclosed on from January 1, 1993 through June 30, 2000 in the amount of $10,658,000, net of allowance for losses of $1,336,000. Since 1993, the Partnership's investment in real estate held for sale has increased due to the General Partner's decision to stop acquiring from the Partnership all property subject to foreclosure. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. During the three months ended June 30, 2000, the Partnership acquired one property through foreclosure. In addition, during the three months ended June 30, 2000, no properties were sold by the Partnership.

         Seven of the Partnership's fourteen properties do not currently generate revenue. Expenses from rental properties have increased from approximately $122,000 to $164,000 (34.4%) for the three months ended June 30, 1999 and 2000, respectively, and revenues associated with these properties have increased from $161,000 to $273,000 (69.6%), thus generating a net income from real estate held for sale of $109,000 during the three months ended June 30, 2000. The increase in income is a result of increased occupancy and rental rates on several of the Partnership's properties during the end of 1999 and the first quarter of 2000.

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

         During the three months ended June 30, 2000 and the year ended December 31, 1999, the Partnership advanced an additional $1,503,000 and $1,417,000, respectively, to the Company for development. In addition, the Partnership received repayment of advances from the Company in the amount of $581,000 during the three months ended June 30, 2000. The total investment in the Company was $4,087,000 and $2,222,000 as of June 30, 2000 and December 31, 1999,
respectively.



         The Company began construction in July 1999 which was substantially completed in June 2000. In April 2000, the Company entered into a contract to sell the completed building and entered into a reverse, like-kind exchange, whereby the proceeds attributable to the Partnership's interest in the Company from the sale of the building (appoximately $3,333,000) will be reinvested into the purchase of a retail commercial development in Greeley, Colorado. The sale of the building took place in July 2000 and the exchange was completed. A new shareholder that will act as the property manager of the Greely property will be admitted to the Company in August, 2000.

Notes Receivable from General Partner

         Notes receivable from General Partner increased by $1,178,000 (100%) during the six months ended June 30, 2000 as a result of the Partnership selling two delinquent loans at book value to the General Partner for notes receivable in the total amount of $1,178,000. The General Partner subsequently foreclosed on the loans.

Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities increased from approximately $431,000 as of December 31, 1999 to $491,000 as of June 30, 2000 ($60,000 or
13.9%) due primarily to a higher progress billing payable on the Los Gatos office building construction as of June 30, 2000.

                                  Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of June 30, 2000, management believes that the allowance for loan losses of $4,000,000 is adequate. As of then, loans secured by trust deeds include $8,281,000 in loans delinquent over 90 days, of which $1,162,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.

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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 1998, excluding regular distributions of net income to limited partners. The annualized withdrawal percentage increased during 1999 and 2000 primarily due to an increase in the maximum quarterly amount which could be withdrawn by limited partners from $75,000 to $100,000 as a result of a change in the Partnership Agreement in December 1998. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, and 7.99% for the years ended December 31, 1994, 1995,
1996, 1997, 1998 and 1999 and 7.55% (annualized) for the six months ended June 30, 2000. These percentages are the annual average of the limited partners capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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





                           Current Economic Conditions

         The current economic climate in Northern California and the Western United States is generally strong. Despite the Partnership's ability to purchase mortgage loans with relatively strong yields which has resulted in increased net yields paid to the limited partners, increased competition or changes in the economy could again have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

         The General Partner has the ability to purchase delinquent loans from the Partnership as long as certain criteria outlined in the Partnership Agreement are met. Although the General Partner has purchased delinquent loans and foreclosed properties from the Partnership in the past, they are not required to do so; therefore, the Partnership could sustain losses with respect to loans secured by properties located in areas of declining real estate values. This could result in a reduction of the net income of the Partnership for a year in which those losses occur. There is no way of making a reliable estimate of these potential losses at the present time.

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


Item 6(b).  Reports on Form 8-K

A report on Form 8-K was filed by the Partnership on May 5, 2000. This Form 8-K reported the change in the Partnership's certifying accountant from KPMG LLP to Grant Thornton LLP effective April 28, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  August 11, 2000                OWENS MORTGAGE INVESTMENT FUND,
                                      a California Limited Partnership

                                      By:  Owens Financial Group, Inc,
                                           General Partner


Dated:   August 11, 2000               By: /William C. Owens/
         ---------------                   ------------------
                                        William C. Owens, President


Dated:   August 11, 2000               By: /Bryan H. Draper/
         ---------------                   -----------------
                                        Bryan H. Draper, Chief Financial Officer


Dated:   August 11, 2000               By: /Melina A. Platt/
         ---------------                   -----------------
                                        Melina A. Platt, Controller