Form 10-QT
period 2000-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 2000-11-15
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2000

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

                           Consolidated Balance Sheets



                                                                            (UNAUDITED)
                                                                           September 30           December 31
                                                                               2000                  1999

                                                                ASSETS

Cash and cash equivalents                                                $    9,978,067         $    5,216,326
Certificates of deposit                                                          50,000                250,000

Loans secured by trust deeds                                                214,991,403            200,356,517
Less:  Allowance for loan losses                                             (4,000,000)            (4,000,000)
                                                                            210,991,403            196,356,517
Real estate properties held for sale, net of allowance
  for losses of $1,136,000 in 2000 and $1,336,000 in 1999                     5,688,969             12,397,722
Real estate properties held for investment, net of depreciation
  and amortization of $51,556 in 2000                                        13,065,885                      -
Interest and other receivables                                                2,200,827              2,150,952
     Total Assets                                                          $241,975,151           $216,371,517


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       609,837         $      577,281
Accounts payable and accrued liabilities                                         97,679                430,664
Due to General Partner                                                          915,325                751,759
Note payable                                                                  6,023,217                      -

     Total Liabilities                                                        7,646,058              1,759,704

Minority interest                                                               117,706                      -

PARTNERS' CAPITAL:
General partners                                                              2,273,775              2,104,936
Limited partners (Subject to Redemption)                                    231,937,612            212,506,877
     Total Partners' Capital                                                234,211,387            214,611,813
     Total Liabilities and Partners' Capital                               $241,975,151           $216,371,517
The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                  Consolidated Statements of Income (Unaudited)

                                                            For the Three Months Ended                    For the Nine Months Ended
                                                               September 30     eptember 30             September 30    September 30
                                                                  2000             1999                     2000            1999
  REVENUES:
     Interest income on loans secured by trust deeds       $  6,025,118      $   5,015,553             $  17,471,340  $   14,472,585
     Gain on sale of real estate                              2,879,267            822,316                 2,879,267         840,640
     Rental income                                              612,393            171,107                 1,122,601         511,353
     Other income                                                39,366             68,055                   160,592         318,252
     Total revenues                                           9,556,144          6,077,031                21,633,800      16,142,830

   EXPENSES:
     Management fees to General Partner                       1,186,069            817,267                 3,147,729       1,740,594
     Servicing fees to General Partner                          134,669            123,670                   392,101         355,790
     Carried interest (formerly promotional interest)
        to General Partner                                       24,478             24,602                    71,335          54,972
     Administrative                                               7,875             10,000                    23,625          22,500
     Legal and accounting                                        21,489             13,130                   112,366         123,287
     Rental expenses                                            214,728            130,848                   484,794         403,218
     Interest expense                                            93,620                  -                    93,620               -
     Minority interest                                           17,706                  -                    17,706               -
     Provision for loan losses                                        -            250,000                         -         250,000
     Other                                                        1,325                100                    23,294          62,860
     Total operating expenses                                 1,701,959          1,369,617                 4,366,570       3,013,221
     Net income                                           $   7,854,185      $   4,707,414             $  17,267,230   $  13,129,609

     Net income allocated to General Partner              $      77,324      $      46,398             $     169,842   $     129,565

Net income allocated to limited partners                  $   7,776,861      $   4,661,016             $  17,097,388   $  13,000,044

Net income allocated to limited partners
    per weighted average limited partnership unit                 $.034             $.022                      $.077           $.063

Weighted average limited partnership units                  229,131,000        208,589,000               222,223,000     204,916,000

The accompanying notes are an integral part of these consolidated financial statements.



                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                Consolidated Statements of Cash Flows (Unaudited)

                                                                                For the Nine Months Ended
                                                                            September 30            September 30
                                                                                2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $   17,267,230         $    13,129,609
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                                45,138                       -
     Gain on sale of real estate properties                                   (2,879,267)               (840,640)
     Provision for loan losses                                                         -                 250,000
     Changes in operating assets and liabilities:
       Interest and other receivables                                            (49,875)               (122,298)
       Accounts payable and accrued liabilities                                 (332,985)               (128,668)
       Due to General Partner                                                    163,566                 251,312
          Net cash provided by operating activities                           14,213,807              12,539,315

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (81,558,576)            (92,479,859)
     Principal collected on loans                                                919,801               1,243,618
     Loan payoffs                                                             59,466,576              66,673,967
     Sales of loans secured by trust deeds at face value                       6,665,913               7,207,294
     Investment in real estate properties                                       (180,911)               (206,147)
     Net proceeds from disposition of real estate properties                     959,097                 851,498
     Investment in corporate joint venture                                    (2,845,574)               (255,564)
     Repayment received from corporate joint venture                             581,250                       -
     Proceeds from sale of real estate in corporate joint venture              7,195,640                       -
     Purchase of real estate in corporate joint venture                       (3,337,888)                      -
     Minority interest in corporate joint venture                                117,706                       -
     Proceeds from maturities of certificates of deposit                         200,000                 184,006
     Proceeds from maturity of commercial paper                                        -               3,084,044
         Net cash used in investing activities                               (11,816,966)            (13,697,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership Units                                  19,110,931              15,714,358
     Accrued distributions payable                                                32,556                  45,295
     Partners' cash distributions                                             (5,387,904)             (4,874,487)
     Partners' capital withdrawals                                           (11,390,683)            (13,644,598)
         Net cash provided by (used in) financing activities                   2,364,900              (2,759,432)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  4,761,741              (3,917,260)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          5,216,326               8,260,599
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                          $     9,978,067         $     4,343,339

See notes 2 , 4 and 5 for supplemental disclosure of non-cash investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000




    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

         The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company. All significant inter-company transactions and balances have been eliminated in consolidation.

    (2)  Loans Secured by Trust Deeds

         The Partnership's investment in loans delinquent greater than ninety days is $7,945,000 and $7,415,000 as of September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, $1,717,000 of the delinquent loans has a specific related allowance for credit losses totaling $650,000. There is a non-specific allowance for credit losses of $3,350,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

         As of September 30, 2000 and December 31, 1999, loans past maturity totaled approximately $43,729,000 and $29,451,000, respectively. Of the past maturity loans at September 30, 2000, $1,717,000 represent loans for which interest payments are delinquent more than ninety days.

         During the quarter ended September 30, 2000 and 1999, the Partnership refinanced loans totaling $475,000 and $110,000, respectively.

         During the quarter ended September 30, 2000, the Partnership sold for cash, partial interests in one loan to third parties in the total amount of $500,000. The sale of this loan resulted in no gain or loss to the Partnership in the accompanying consolidated financial statements.

         During the nine months ended September 30, 2000, the Partnership sold two delinquent loans at book value to the General Partner for notes receivable in the total amount of $1,178,000. The General Partner subsequently foreclosed on the loans. The General Partner repaid the notes in full to the Partnership during the quarter ended September 30, 2000.





                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,186,000 and $817,000 for the three months ended September 30, 2000 and 1999, respectively, and $3,148,000 and $1,741,000 for the nine months ended September 30, 2000 and 1999, respectively. Service fee payments to OFG approximated $135,000 and $124,000 for the three months ended September 30, 2000 and 1999, respectively, and $392,000 and $356,000 for the nine months ended September 30, 2000 and 1999, respectively.

    (4)  Real Estate Properties Held for Investment

         In 1995, the Partnership foreclosed on a $571,853 loan and obtained title to a commercial lot in Los Gatos, California that secured the loan. In 1997, the Partnership contributed the lot to a limited liability company (the Company) formed with an unaffiliated developer to develop and sell a commercial office building on the lot. The Partnership provided construction financing to the Company at the rate of prime plus two percent.

         During the nine months ended September 30, 2000 and the year ended December 31, 1999, the Partnership advanced an additional $2,846,000 and $1,417,000, respectively, to the Company for development. In addition, the Partnership received repayment of advances from the Company in the amount of $581,000 during the nine months ended September 30, 2000.

         Construction of the building was substantially completed in June 2000. Prior to the sale of the building in July 2000, the Company entered into a reverse, like-kind exchange, whereby the proceeds attributable to the Partnership's interest in the Company from the sale of the building (approximately $3,338,000), net of repayment of the outstanding advances to the Partnership in the amount of $3,858,000, were reinvested into the purchase of a retail commercial development in Greeley, Colorado. The purpose of this exchange was to defer the recognition of gain for tax purposes to the Company and, hence, the Partnership. The sale resulted in a book gain to the Partnership of approximately $2,691,000. The Company also incurred a note payable in the amount of $6,023,000 as part of the purchase of the new property. A new member that will act as the property manager of the Greeley property was admitted to the Company in August, 2000.


                         OWENS MORTGAGE INVESTMENT FUND
                       (A California Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


    (4)  Real Estate Properties Held for Investment, Continued

         Operation of the new property began in August 2000, and net income to the Partnership was approximately $33,000 for the quarter ended September 30, 2000. The assets, liabilities, income and expenses of the Company have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The minority interest of the joint venture partner of $117,706 as of September 30, 2000 is reported in the accompanying consolidated balance sheet.

         In addition, the Partnership transferred two properties held for sale to real estate held for investment in the amount of $3,655,000 during the quarter ended September 30, 2000. Real estate properties held for investment consist of the following as of September 30, 2000:

                   Land                                   $    4,936,259
                   Buildings                                   7,392,764
                   Improvements                                  676,751
                   Other                                         111,667
                                                              13,117,441
                   Less: Accumulated depreciation
                                 and amortization                (51,556)

                                                           $  13,065,885

         Real estate properties held for investment are stated as cost. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements of 39 years. Amortization of lease commissions is provided on the straight-line method over the lives of the related leases. Depreciation and amortization for the quarter ended September 30, 2000 was $45,138.

(5)   Real Estate Properties Held for Sale

         During the three months ended September 30, 2000, an industrial building located in Lathrop, California that was acquired by the Partnership through foreclosure in April 2000 was sold for cash of $90,000 and a note of $814,000, resulting in a gain to the Partnership of approximately $142,000. In addition, 84 residential lots located in Lake Don Pedro, California were sold for cash resulting in a gain to the Partnership of approximately $46,000.

(6)   Note Payable

         The Partnership has a note payable with a bank through its investment in the limited liability company (see note 4), which is secured by the retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2003. The interest rate on the note is variable based on the LIBOR rate plus 2.75%. Interest expense for the quarter ended September 30, 2000 was approximately $94,000. The principal balance on the note as of September 30, 2000 is approximately $6,023,000. The Company also has the option to draw an additional $1,370,000 on the note for capital expenditures, tenant improvements or leasing commissions. The note contains certain covenants, which the Company has complied with as of September 30, 2000.

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

Results of Operations

Three Months Ended September 30, 2000 Compared to 1999

The net income increase of $3,147,000 (66.8%) for 2000 compared to 1999, was due to:

o     an increase in gain on sale of real estate of $2,057,000;

o an increase in interest income on loans secured by trust deeds of $1,010,000;

o     an increase in rental income of $441,000; and

o     a decrease in provision for loan losses of $250,000.

The net income increase in 2000 as compared to 1999, was offset by:

o     an increase in rental expenses of $84,000;

o     an increase in interest expense of $94,000; and

o     an increase in management fees to General Partner of $369,000.

         Gain on sale of real estate increased $2,057,000 (250%) for the three months ended September 30, 2000, as compared to the same period in 1999. This increase was due to the sale of the Los Gatos office building within the corporate joint venture in July 2000.

         Interest income on loans secured by trust deeds increased $1,010,000 (20.1%) for the three months ended September 30, 2000, as compared to the same period in 1999. This increase was a result of an increase in the weighted average yield of the loan portfolio from 10.84% for the three months ended September 30, 1999 to 11.38% for the three months ended September 30, 2000. In addition, the average loan portfolio grew by 8.9% for the quarter ended
September 30, 2000 as compared to 1999, and the Partnership's investment in delinquent loans decreased by $2,067,000 (20.6%) as of September 30, 2000 as compared to September 30, 1999.

         Rental income from real estate properties increased by $441,000 (258%) during the three months ended September 30, 2000 as compared to the same period in 1999. Rental expenses from real estate properties also increased by $84,000 (64.1%) during the the three months ended September 30, 2000 as compared to the same period in 1999. These increases are a result of increased occupancy and rental rates on several of the Partnership's properties during 2000 and the purchase of the Greeley, Colorado retail property through the related corporate joint venture via the reverse, like-kind exchange of the Los Gatos office building in July 2000.

         Interest expense increased by $94,000 (100%) during the three months ended September 30, 2000 as compared to the same period in 1999, due to the note payable incurred by the corporate joint venture as a result of the purchase of the Greeley, Colorado retail property.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners. Management fees increased by $369,000 (45.1%) during the three months ended September 30, 2000 as compared to the same period in 1999, because the Partnership remained fully invested in loans during this period.

Nine Months Ended September 30, 2000 Compared to 1999

The net income increase of $4,138,000 (31.5%) for 2000 compared to 1999, was due to:

o     an increase in gain on sale of real estate of $2,039,000;

o an increase in interest income on loans secured by trust deeds of $2,999,000;

o     an increase in rental income of $611,000;

o     a decrease in provision for loan losses of $250,000; and

o     a decrease in other expenses of $40,000.

The net income increase in 2000 as compared to 1999, was offset by:

o     a decrease in other income of $158,000;

o     an increase in management fees to General Partner of $1,407,000;

o     an increase in rental expenses of $82,000; and

o     an incrase in interest expense of $93,000.

         Gain on sale of real estate increased $2,039,000 (243%) for the nine months ended September 30, 2000, as compared to the same period in 1999. This increase was due to the sale of the Los Gatos office building within the corporate joint venture in July 2000.

         Interest income on loans secured by trust deeds increased $2,999,000 (20.7%) for the nine months ended September 30, 2000, as compared to the same period in 1999. This increase was a result of an increase in the weighted average yield of the loan portfolio from 10.79% for the nine months ended September 30, 1999 to 11.29% for the nine months ended September 30, 2000. In addition, the average loan portfolio grew by 10.2% for the quarter ended
September 30, 2000 as compared to 1999, and the Partnership''s investment in delinquent loans decreased by $2,067,000 (20.6%) as of September 30, 2000 as compared to September 30, 1999.

         Rental income from real estate properties increased by $611,000 (120%) during the nine months ended September 30, 2000 as compared to the same period in 1999. Rental expenses from real estate properties also increased by $82,000 (20.2%) during the the nine months ended September 30, 2000 as compared to the same period in 1999. These increases are a result of increased occupancy and rental rates on several of the Partnership's properties during 2000 and the purchase of the Greeley, Colorado retail property.

         Interest expense increased by $94,000 (100%) during the nine months ended September 30, 2000 as compared to the same period in 1999, due to the note payable incurred by the corporate joint venture as a result of the purchase of the Greeley, Colorado retail property.

         Other expenses decreased by $40,000 (62.9%) during the nine months ended September 30, 2000 as compared to the same period in 1999. This decrease was due primarily to registration expenses incurred during the nine months ended September 30, 1999 as a result of a new Form S-11 Registration Statement filed with the Securities and Exchange Commission and changes made to the Partnership Agreement during that period.

         Other income decreased by $158,000 (49.5%) due primarily to a decrease in interest income earned on investments (money market funds, certificates of deposit, etc.) as the Partnership was able to remain fully invested in loans secured by deeds of trust during the nine months ended September 30, 2000.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners. Management fees increased by $1,407,000 (80.8%) during the nine months ended September 30, 2000 as compared to the same period in 1999, because the Partnership remained fully invested in loans during this period.


Financial Condition

September 30, 2000 and December 31, 1999

Loan Portfolio

         The number of Partnership mortgage investments decreased from 142 to 116 and the average loan balance increased from $1,411,000 to $1,853,000 between December 31, 1999 and September 30, 2000.

         Approximately  $7,945,000  (3.7%)  and  $7,415,000  (3.7%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of September 30, 2000 and December 31, 1999, respectively. Of these amounts, approximately $5,202,000 (2.4%) and $850,000 (0.4%) were in the process of foreclosure. A loan loss reserve in the amount of $4,000,000 was maintained on the books of the Partnership as of September 30, 2000 and December 31, 1999, respectively.

         As of September 30, 2000 and December 31, 1999, approximately 45% and 40% of the Partnership's mortgage loans are secured by real property in Northern California. The increase in the percentage of loans secured by real property in Northern California has been due to the purchase of new loans secured by properties within Northern California during the quarter ended September 30, 2000.

         The Partnership's investment in construction loans rose by $14,454,000 (63.7%) since December 31, 1999. Improvement in real estate market conditions have made development and, thus, construction loans more attractive. All of the Partnership's construction loans are first trust deeds and none of these loans is delinquent in payments more than 90 days as of September 30, 2000.

         The Partnership's investment in unimproved land decreased by $4,704,000 (30.5%) since December 31, 1999, due to the payoff of one large loan during the quarter ended September 30, 2000. All of the Partnership's loans secured by unimproved land are first trust deeds. In addition, only one of these loans, in the amount of $802,000, is more than 90 days delinquent in payment as of September 30, 2000.

Real Estate Properties Held for Sale and Investment

         The Partnership currently holds title to thirteen properties that were foreclosed on from January 1, 1993 through September 30, 2000 in the amount of $9,344,000, net of allowance for losses of $1,336,000. As of September 30, 2000, properties held for sale total $5,689,000 and properties held for investment total $3,655,000 (excluding the property held in the corporate joint venture - see below). When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. During the three months ended September 30, 2000, the Partnership acquired no properties through foreclosure. During the three months ended September 30, 2000, an industrial building located in Lathrop, California that was acquired by the Partnership through foreclosure in April 2000 was sold for cash of $90,000 and a note of $814,000 resulting in a gain to the Partnership of approximately $142,000. In addition, 84 residential lots located in Lake Don Pedro, California were sold for cash resulting in a gain to the Partnership of approximately $46,000.

         Seven of the Partnership's thirteen properties do not currently generate revenue. Excluding the property held in the corporate joint venture, expenses from rental properties have decreased from approximately $131,000 to $104,000 (20.7%) for the three months ended September 30, 1999 and 2000, respectively, and revenues associated with these properties have increased from $171,000 to $357,000 (109%), thus generating a net income from real estate held for sale of $253,000 during the three months ended September 30, 2000. The increase in income is a result of increased occupancy and rental rates on several of the Partnership's properties during the end of 1999 and the first quarter of 2000.

Investment in Corporate Joint Venture

         In 1995, the Partnership foreclosed on a $571,853 loan and obtained title to a commercial lot in Los Gatos, California that secured the loan. In 1997, the Partnership contributed the lot to a limited liability company (the Company) formed with an unaffiliated developer to develop and sell a commercial office building on the lot. The Partnership provided construction financing to the Company at the rate of prime plus two percent.

         During the nine months ended September 30, 2000 and the year ended December 31, 1999, the Partnership advanced an additional $2,846,000 and $1,417,000, respectively, to the Company for development. In addition, the Partnership received repayment of advances from the Company in the amount of $581,000 during the nine months ended September 30, 2000.

         Construction of the building was substantially completed in June 2000. Prior to the sale of the building in July 2000, the Company entered into a reverse, like-kind exchange, whereby the proceeds attributable to the Partnership's interest in the Company from the sale of the building, net of repayment of the outstanding advances to the Partnership in the amount of $3,858,000, (appoximately $3,338,000) were reinvested into the purchase of a retail commercial development in Greeley, Colorado. The purpose of this exchange was to defer the recognition of gain for tax purposes to the Company and, hence, the Partnership. The sale resulted in a book gain to the Partnership of approximately $2,691,000. The Company also incurred a note payable in the amount of $6,023,000 as part of the purchase of the new property. A new member that will act as the property manager of the Greeley property was admitted to the Company in August, 2000.

         Operation of the new property began in August 2000, and net income to the Partnership was approximately $33,000 for the three months ended September 30, 2000. The assets, liabilities, income and expenses of the Company have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The minority interest of the joint venture partner of $117,706 as of September 30, 2000 is reported in the accompanying consolidated balance sheet.

Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities decreased from approximately $431,000 as of December 31, 1999 to $98,000 as of September 30, 2000 ($333,000
or 77.3%) due to the accrual of a progress billing on the Los Gatos office building construction as of December 31, 1999. There were no such accruals as of September 30, 2000, as construction was completed in July 2000.



                                  Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of September 30, 2000, management believes that the allowance for loan losses of $4,000,000 is adequate. As of then, loans secured by trust deeds include $7,945,000 in loans delinquent over 90 days, of which $5,202,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.

The General Partner's judgment of the adequacy of loan loss reserves includes consideration of:

o     economic conditions;

o     borrower's financial condition;

o     evaluation of industry trends;

o     review and evaluation of loans identified as having loss potential; and

o     quarterly review by Board of Directors.



                         Liquidity and Capital Resources

         Purchases of Units and loan payoffs provide the capital for mortgage investments. A substantial increase in general market interest rates could have an adverse affect on the Partnership, because then the Partnership's investment yield could be lower than other debt-related investments. In that event, purchases of additional Units could decline, which, in turn, would reduce the liquidity of the Partnership and its ability to make additional mortgage investments. In contrast, a significant increase in the dollar amount of loan payoffs and/or additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments. The Partnership has not and does not intend to borrow money for the purpose of making or purchasing loans.

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 1998, excluding regular distributions of net income to limited partners. The annualized withdrawal percentage increased during 1999 and 2000 primarily due to an increase in the maximum quarterly amount which could be withdrawn by limited partners from $75,000 to $100,000 as a result of a change in the Partnership Agreement in December 1998. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, and 7.99% for the years ended December 31, 1994, 1995,
1996, 1997, 1998 and 1999 and 6.98% (annualized) for the nine months ended September 30, 2000. These percentages are the annual average of the limited partners capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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


                           Current Economic Conditions

         The current economic climate in Northern California and the Western United States is generally strong. Despite the Partnership's ability to purchase mortgage loans with relatively strong yields which has resulted in increased net yields paid to the limited partners, increased competition or changes in the economy could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, the Partnership will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

         The General Partner has the ability to purchase delinquent loans from the Partnership as long as certain criteria outlined in the Partnership Agreement are met. Although the General Partner has purchased delinquent loans from the Partnership in the past, they are not required to do so; therefore, the Partnership could sustain losses with respect to loans secured by properties located in areas of declining real estate values. This could result in a reduction of the net income of the Partnership for a year in which those losses occur. There is no way of making a reliable estimate of these potential losses at the present time.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership is not presently involved in any material legal proceedings.

Item 6(a).  Exhibits


3. Exhibit A. Fifth Amended and Restated Limited Partnership Agreement dated November 10, 2000.

10(a). Exhibit B. Subscription Agreement and Power of Attorney, as amended on November 15, 2000.


Item 6(b).  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  November 15, 2000      OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   November 15, 2000     By: /William C. Owens/
                                    William C. Owens, President


Dated:   November 15, 2000     By: /Bryan H. Draper/
                                    Bryan H. Draper, Chief Financial Officer


Dated:   November 15, 2000     By: /Melina A. Platt/
                                    Melina A. Platt, Controller