Form 10KT405
period 2000-12-31
OWENS MORTGAGE INVESTMENT FUND
filed 2001-03-30
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of The Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2000          Commission file number
                                                                0-17248

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


     California                                         68-0023931
    ------------                                        ----------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

2221 Olympic Boulevard
Walnut Creek, California                                    94595
------------------------                                    -----
(Address of principal executive                           (Zip Code)
offices)

Registrant's telephone number,
including area code                                      (925) 935-3840
                                                         --------------

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

Exhibit Index at page 49.

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

         Owens Financial Group, Inc. (the General Partner) makes and arranges or purchases all of the loans invested in by the Partnership. The Partnership's mortgage loans are secured by mortgages on unimproved, improved, income-producing and non-income-producing real property, such as apartments, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.

         The following table shows the growth in total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2000, 1999, 1998, 1997, 1996 and 1995.

                                            Total Partners'             Mortgage                    Net
                                               Capital                 Investments                 Income

2000 ...........................           $   238,757,190           $   223,273,464            $   22,535,056
1999 ...........................           $   214,611,813           $   200,356,517            $   17,479,853
1998 ...........................           $   201,340,802           $   182,721,465            $   16,978,692
1997............................           $   190,731,135           $   174,714,607            $   15,420,247
1996............................           $   176,840,104           $   154,148,933            $   14,758,412
1995............................           $   164,744,443           $   151,350,591            $   13,491,375

         As of December 31, 2000, the Partnership held investments in 116 mortgage loans, secured by liens on title and leasehold interests in real property, and one loan secured by a collateral assignment of a limited liability company that owns and is developing commercial real property in Arizona. 54% of the mortgage loans are located in Northern California. The remaining 46% are located in Southern California, Arizona, Colorado, Hawaii, Louisiana, Nevada, Oregon, South Carolina, Texas, Virginia and Washington.



The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2000:


TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2000)

                                                        Number of Loans         Amount            Percent

1st Mortgages....................................                 97        $ 212,831,212           95.32%
2nd Mortgages....................................                 18           10,377,607            4.65%
3rd Mortgages....................................                  1               64,645             .03%
                                                                 ---        -------------          -------
                                                                 116        $ 223,273,464          100.00%
                                                                 ===        =============          =======


Maturing on or before December 31, 2001 (1)......                 54        $ 128,697,523           57.64%
Maturing on or between January 1, 2002 and December
  31, 2004.......................................                 41           81,166,265           36.35%
Maturing on or between January 1, 2005 and September
  1, 2018                                                         21           13,409,676            6.01%
                                                                 ---        -------------          -------
                                                                 116        $ 223,273,464          100.00%
                                                                 ===        =============          =======


Income Producing Properties......................                 97        $ 169,840,446           76.07%
Construction.....................................                  9           41,417,905           18.55%
Unimproved Land..................................                  9           11,870,113            5.32%
Residential......................................                  1              145,000            0.06%
                                                               -----      -----------------      ---------
                                                                 116        $ 223,273,464          100.00%
                                                                 ===        =============          =======

(1) Approximately $46,070,000 was past maturity as of December 31, 2000.

         The average loan balance of the mortgage loan portfolio of $1,925,000 as of December 31, 2000 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured by commercial properties. Of such investments, 9.4% earn a variable rate of interest and 90.6% earn a fixed rate of interest. All were negotiated according to the Partnership's investment standards.

         Most sectors of the commercial real estate market have continued to experience increased values and rental rates and decreased vacancy rates. When the General Partner experiences increased competition for quality loans, it continues to use relatively low loan-to-value ratios as a major criterion in making loans to minimize the risk of being undersecured.

         As of December 31, 2000, the Partnership was invested in construction loans in the amount of approximately $41,418,000 and in loans partially secured by a leasehold interest of $24,050,000.

         The   Partnership   has  other  assets  in  addition  to  its  mortgage
investments, comprised principally of the following:

o $6,284,000 in cash, cash equivalents and certificates of deposit, required to transact the business of the Partnership, or in conjunction with contingency reserve requirements;

o        $18,626,000 in real estate held for sale and investment; and

o        $2,016,000 in interest receivable.



Delinquencies

         The General Partner does not regularly examine the existing loan portfolio to see if acceptable loan-to-value ratios are being maintained because the majority of loans mature in a period of only 1-3 years. The General Partner will perform an internal review on a property securing a loan in the following circumstances:

o        payments on the loan securing the property become delinquent;

o        the loan is past maturity;

o it learns of physical changes to the property securing the loan or to the area in which the property is located; or

o it learns of changes to the economic condition of the borrower or of leasing activity of the property securing the loan.

         A review includes a physical evaluation of the property and the area in which the property is located, the financial stability of the borrower, and the property's tenant mix. The General Partner may then work with the borrower to attempt to bring the loan current.

         As of December 31, 2000, the Partnership's portfolio included $8,014,000 (compared with $7,415,000 as of December 31, 1999) of loans delinquent more than 90 days, representing 3.6% of the Partnership's investment in mortgage loans. Loans delinquent more than 90 days have historically represented between 3% to 10% of the total loans outstanding at any given time. The balance of delinquent loans at December 31, 2000 includes $5,202,000 (compared with $850,000 as of December 31, 1999) in the process of foreclosure and $65,000 (compared with $0 as of December 31, 1999) involving loans to borrowers who are in bankruptcy. The General Partner believes that these loans may result in a loss of principal and foregone interest. However, the General Partner believes that the $4,000,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 2000 is sufficient to cover any potential losses of principal. With the exception of the Sonora property on which the Partnership recorded a loss of $712,000 in 1997, the Partnership has not suffered material losses on defaults or foreclosures.

         Of the $7,415,000 that was delinquent as of December 31, 1999, $2,447,000 remained delinquent as of December 31, 2000, $4,283,000 was paid off, and $685,000 became real estate acquired through foreclosure of the Partnership.

         Although not required to do so, the General Partner has at times in the past purchased certain loans from the Partnership at the time of foreclosure for the unpaid principal amount in order to prevent the Partnership from suffering a loss upon foreclosure. This generally occurred where there was more than one investor in the loan for which the property provided security and because the General Partner wanted to avoid administrative problems associated with multiple ownership of real property. For the most part, the General Partner will no longer purchase defaulted loans from the Partnership and will act to cause the Partnership to foreclose and obtain title to the real property securing the loan when necessary to enforce the Partnership's rights to the security. Losses from delinquencies may increase as a result. However, during the year ended December 31, 2000, the General Partner purchased two delinquent loans from the Partnership prior to foreclosure at face value in the total amount of $1,178,000 for a note with interest at 9% per annum. The notes were repaid in full during 2000.

         The General Partner advances certain payments to the Partnership on behalf of borrowers, such as property taxes, insurance and mortgage interest pursuant to senior indebtedness. Such payments made on loans by the General Partner during 2000 but not collected as of December 31, 2000 totaled approximately $95,000. The Partnership has no obligation to repay such amounts to the General Partner.








         Following is a table representing the Partnership's delinquency experience (over 90 days) as of December 31, 1997, 1998, 1999 and 2000 and foreclosures by the Partnership during the years ended December 31, 1997, 1998, 1999 and 2000:

                                                    1997               1998              1999               2000
                                                    ----               ----              ----               ----
Delinquent Loans.......................       $      5,236,000   $     8,710,000   $    7,415,000     $     8,014,000
Nonperforming Delinquent Loans.........       $      3,751,000   $     7,904,000   $    7,415,000     $     8,014,000
Loans Foreclosed.......................       $      3,279,000   $       508,000   $    2,001,000     $       685,000
Total Mortgage Investments.............       $    174,715,000   $   182,721,000   $  200,357,000     $   223,273,000
Percent of Delinquent Loans to Total Loans               3.00%             4.77%            3.70%               3.59%
Percent of Nonperforming Delinquent Loans
  to Total Loans.......................                  2.15%             4.33%            3.70%               3.59%


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

         Carried Interest

          The General Partner receives a carried interest of 1/2 of 1% of the aggregate capital accounts of the limited partners, which is additional compensation to the General Partner. As a result, the General Partner could receive additional distributions of Partnership income from its carried interest. For example, if the Partnership generates an annual yield on capital of the limited partners of 10%, the General Partner would receive additional distributions on its carried interest of approximately $150,000 per year if $300,000,000 of Units were outstanding. If the Partnership were liquidated, the General Partner could receive up to $1,500,000 in capital distributions without having made equivalent cash contributions as a result of its carried interest. These capital distributions, however, will be made only after the limited partners have received 100% of their capital contributions.

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

         Loan Origination Fees

         Loan origination fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership.

         Late Payment Charges

         All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner.



                  Table of Compensation and Reimbursed Expenses

         The following table summarizes the compensation and reimbursed expenses paid to the General Partner or its affiliates for the years ended December 31, 2000 and 1999, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms'-length negotiation.

                                                       Year Ended                             Year Ended
                                                       ----------                             ----------
                                                     December 31, 2000                      December 31, 1999
                                                     -----------------                      -----------------

                                                                  Maximum                                   Maximum
Form of Compensation                              Actual           Allowable             Actual           Allowable
--------------------                              ------           ---------             ------           ---------

Management Fees*.....................            $3,914,000   $    5,845,000         $   2,653,000    $    5,276,000
Carried Interest.....................               102,000          102,000                68,000            68,000
                                               ------------  ----------------     ----------------   -----------------
Subtotal                                        $4,016,000    $    5,947,000        $   2,721,000     $    5,344,000
                                                -----------   --------------        --------------    --------------

Loan Origination Fees................            $7,936,000       $7,936,000         $   6,681,000    $    6,681,000
Servicing Fees.......................               531,000          531,000               480,000           480,000
Late Payment Charges.................             1,118,000        1,118,000               395,000           395,000
                                                 ----------     ------------       ---------------   ----------------
Subtotal                                         $9,585,000       $9,585,000         $   7,556,000    $    7,556,000
                                                 ----------       ----------         -------------    --------------

Grand Total                                    $13,601,000       $15,532,000         $ 10,277,000       $ 12,900,000
                                               ===========       ===========         ============       ============

Reimbursement of Other Expenses            $        32,000   $        32,000      $        44,000    $        44,000
                                           ===============   ===============      ===============    ===============

-------
* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the partners.

         Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2000 and 1999, exclusive of expense reimbursement, was $13,601,000 and $10,277,000, respectively, or 5.7% and 4.8%, respectively, of partners' capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $15,532,000 and $12,900,000, respectively, or 6.5% and 6.0%, respectively, of partners' capital, which would have reduced net income allocated to limited partners by approximately 8.7% and 15.0%, respectively.

         Loan origination fees as a percentage of loans purchased by the Partnership were 6.8%, 5.6% and 2.1% for the years ended December 31, 2000, 1999, and 1998, respectively. In the year ended December 31, 2000, two loans in the total amount of $45,419,000 had loan origination fees totaling $4,542,000. In the year ended December 31, 1999, one loan in the amount of $12,025,000 had a loan origination fee of $2,900,000.

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

         The General Partner locates and identifies virtually all mortgages the Partnership invests in and makes all investment decisions on behalf of the Partnership in its sole discretion. The limited partners are not entitled to act on any proposed investment. In evaluating prospective investments, the General Partner considers such factors as the following:

o the ratio of the amount of the investment to the value of the property by which it is secured;

o        the property's potential for capital appreciation;

o        expected levels of rental and occupancy rates;

o        current and projected cash flow of the property;

o        potential for rental increases;

o        the degree of liquidity of the investment;

o        geographic location of the property;

o        the condition and use of the property;

o        the property's income-producing capacity;

o        the quality, experience and creditworthiness of the borrower;

o        general economic  conditions in the area where the property is located;
         and

o        any other factors which the General Partner believes are relevant.

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

Types of Mortgage Loans

         The Partnership invests in first, second, and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. The Partnership does not ordinarily make or invest in mortgage loans with a maturity of more than 15 years, and most loans have terms of 1-3 years. All loans provide for monthly payments of interest and some also provide for principal amortization, although many Partnership loans provide for payments of interest only and a payment of principal in full at the end of the loan term. The General Partner does not originate loans with negative amortization provisions.

         First Mortgage Loans

         First mortgage loans are secured by first deeds of trust on real property. Such loans are generally for terms of 1-3 years. In addition, such loans do not usually exceed 80% of the appraised value of improved residential real property, 50% of the appraised value of unimproved real property, and 75% of the appraised value of commercial property.

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

         Variable Rate Loans

         Approximately 9.4% ($21,087,000) of the Partnership's loans as of December 31, 2000 bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).

         The General Partner may negotiate spreads over these indices of from 2.5% to 5.5%, depending upon market conditions at the time the loan is made.


         The following is a summary of the various indices described above as of December 31, 2000 and 1999:

                                                           2000          1999
                                                           ----         -----

     One-year Treasury Constant Maturity Index             5.34%         5.95%

     Five-year Treasury Constant Maturity Index            4.98%         6.33%

     Prime Rate Index                                      9.50%         8.50%

     Monthly Weighted Average Cost of Funds for
       Eleventh District Savings Institutions              5.61%         4.77%

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

Prepayment Penalties

         The Partnership's loans typically do not contain prepayment penalties. If the Partnership's loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds. However, as of December 31, 2000, $21,087,000 (approximately 9.4%) of the mortgage loans held in the Partnership's portfolio were variable rate loans which by their terms generally have lower interest rates in a market of falling interest rates, thereby providing lower yields to the Partnership. However, these loans are written with relatively high minimum interest rates, which generally minimizes the risk of lower yields.

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

Equity Interests and Participation in Real Property

         As part of investing in or making a mortgage loan the Partnership may acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation. As of December 31, 2000 and 1999, the Partnership was invested in a loan in the amount of $2,000,000 that is secured by an assignment of a 49% interest in a limited liability company (LLC) and a direct 2% ownership in the LLC. The LLC owns a retail shopping center located in Sedona, Arizona.

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

Loans to Affiliates

         The Partnership will not provide loans to the General Partner, affiliates of the General Partner, or any limited partnership or entity affiliated with or organized by the General Partner except as provided in
Article IV.5. of the Partnership Agreement.

Purchase of Loans from Affiliates

         The Partnership may purchase loans from the General Partner or its Affiliates only if the General Partner acquires such loans in its own name and temporarily holds title thereto for the purpose of facilitating the acquisition of such loans, and provided that such loans are purchased by the Partnership for a price no greater than the cost of such loans to the General Partner (except compensation in accordance with Article IX of the Partnership Agreement), there is no other benefit arising out of such transactions to the General Partner, such loans are not in default, and otherwise satisfy all requirements of Article VI of the Partnership Agreement.

Borrowing

         The Partnership has not incurred indebtedness for the purpose of investing in mortgage loans. However, the Partnership may incur indebtedness in order to prevent default under mortgage loans that are senior to the Partnership's mortgage loans or to discharge senior mortgage loans if this becomes necessary to protect the Partnership's investment in mortgage loans. Such short-term indebtedness may be with recourse to the Partnership's assets. In addition, the Partnership may incur indebtedness in order to operate or develop a property that the Partnership acquires under a defaulted loan. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 10% of the aggregate fair market value of all Partnership loans.

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

Miscellaneous Policies and Procedures

         The Partnership will not:

o issue securities senior to the Units or issue any Units or other securities for other than cash;

o invest in the securities of other issuers for the purpose of exercising control, except in connection with the exercise of its rights as a secured lender;

o        underwrite securities of other issuers; or

o        offer securities in exchange for property.

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

         In general, mortgage interest rates have fallen in the latter half of 2000. This has been partially due to actions by the Federal Reserve Bank to reduce the Discount Rate on borrowings charged to member banks, a slowing economy and low threat of inflation. Although the general trend for interest rates has been down, many lenders have tightened their credit and reduced their lending exposure in various markets and property types. Due to this credit tightening, the Partnership has recently been provided with lending opportunities at above-market rates providing relatively high yields to its limited partners. However, potential increased competition from lenders expanding their credit, continued rate reductions by the Federal Reserve Bank, a slowing economy and a continued low threat of inflation could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Item 2. Properties

Between 1993 and 2000, the Partnership foreclosed on $17,105,000 of delinquent mortgage loans and acquired title to 22 properties securing the loans. As of December 31, 2000, the Partnership still holds title to 12 of these properties in the amount of $9,183,000, net of an allowance for losses of $1,136,000. Two of the properties are being held for long-term investment and the remaining ten properties are being marketed for sale or will be marketed for sale in the foreseeable future. All of the properties individually has a book value less than 2% of total Partnership assets as of December 31, 2000. See also discussion of the property within the Corporate Joint Venture below.

o        The Partnership's title to all properties is held as fee simple.

o There are no mortgages or encumbrances on any of the Partnership's real estate properties.

o Of the twelve properties held, eight of the properties are either partially or fully leased to various tenants. Only minor renovations, repairs and tenant improvements to the properties are currently being made or planned.

o Management of the General Partner believes that all properties owned by the Partnership are adequately covered by customary casualty insurance.

o The Partnership maintains an allowance for losses on real estate held for sale in its financial statements of $1,136,000 as of December 31, 2000.

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

         During the years ended December 31, 2000 and 1999, the Partnership advanced an additional $2,846,000 and $1,417,000, respectively, to the Company for development. In addition, the Partnership received repayment of advances from the Company in the amount of $581,000 during the year ended December 31, 2000.

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

         Operation of the new property began in August 2000, and net income to the Partnership was approximately $110,000 for the year ended December 31, 2000. The assets, liabilities, income and expenses of the Company have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The minority interest of the joint venture partner of $102,000 as of December 31, 2000 is reported in the accompanying consolidated balance sheet.


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

     b.  Holders: As of December 31, 2000,  approximately 2,735 Limited Partners
         held  236,618,365  Units  of  limited   partnership   interest  in  the
         Partnership.

     c. The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions of net income to the Limited Partners of approximately $17,308,000 and $22,313,000 (prior to reinvested distributions) during 1999 and 2000, respectively. It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders.

Item 6.  Selected Financial Data

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership


                          As of and for the year ended
                                   December 31
                                ----------------

                                                   2000          1999             1998            1997          1996
                                                   ----          ----             ----            ----          ----

Loans secured by trust deeds                  $ 223,273,464  $ 200,356,517  $ 182,721,465  $ 174,714,607  $ 154,148,933
Less:  Allowance for loan
  losses...................                      (4,000,000)    (4,000,000)    (3,500,000)    (3,500,000)    (3,500,000)
Real estate held for
  investment                                     13,078,189             --             --             --             --
Real estate held for sale..                       6,683,419     13,733,722     11,155,202     16,047,141     13,221,093
Less:  Allowance for losses
  on real estate...........                     (1,136,000)    (1,336,000)    (1,184,000)    (1,896,000)      (600,000)
Cash, cash equivalents and
                                               ------------    -----------    -----------    -----------     ----------
  other assets.............                       8,300,109      7,617,278     13,218,253      5,959,306     14,105,992
                                                  ---------      ---------     ----------      ---------     ----------
Total assets...............                   $ 246,199,181  $ 216,371,517  $ 202,410,920  $ 191,325,054  $ 177,376,018
                                              =============  =============  =============  =============  =============



Liabilities................                    $  7,339,888   $  1,759,704   $  1,070,118  $     593,919  $     535,914
Minority interest..........                         102,103             --             --             --             --

Partners' capital
  General partners.........                       2,334,845      2,104,936      1,967,069      1,864,033      1,731,874
  Limited partners.........                     236,422,345    212,506,877    199,373,733    188,867,102    175,108,230
                                                -----------    -----------    -----------    -----------    -----------

    Total partners' capital                     238,757,190    214,611,813    201,340,802    190,731,135    176,840,104
                                                -----------    -----------    -----------    -----------    -----------
      Total liabilities /
      Partners' capital....                   $ 246,199,181  $ 216,371,517  $ 202,410,920  $ 191,325,054  $ 177,376,018
                                              =============  =============  =============  =============  =============


Revenues...................                    $ 28,268,431   $ 22,184,072   $ 21,685,398   $ 21,699,728   $ 17,217,195

Operating expenses                                  102,212         67,907         49,545         70,747         57,395
  Carried interest.........                       3,914,488      2,652,882      3,249,824      3,879,454        866,985
  Management fee...........                         531,337        479,592        472,390        420,742        384,004
  Servicing fee............                         763,754        581,537        697,839        444,094        737,014
  Rental expenses..........                         235,311             --             --             --             --
  Interest expense.........                           2,103             --             --             --             --
  Minority interest........                              --        500,000             --             --        250,000
  Provision for losses on
    loans..................
  Provision for losses on                                --        152,000             --      1,296,000             --
    real estate held for sale
                                                   --------       --------       --------       --------       --------
  Other....................                         184,170        270,301        237,108        168,444        163,385
                                                    -------        -------        -------        -------        -------
    Net Income                                 $ 22,535,056   $ 17,479,853   $ 16,978,692   $ 15,420,247   $ 14,758,412
                                               ============   ============   ============   ============   ============


Net income allocated to
  general partners.........                    $    221,684   $    172,335   $    168,106   $    154,202   $    146,960
                                                 ==========     ==========     ==========     ==========     ==========
Net income allocated to
  limited partners.........                    $ 22,313,372   $ 17,307,518   $ 16,810,586   $ 15,266,045   $ 14,611,452
                                               ============   ============   ============   ============   ============
Net income allocated to
  limited partners per
  limited partnership unit.                      $ .10          $  .08           $ .09          $  .08          $  .08
                                                  ====            ====            ====            ====            ====

The  information  in  this  table  should  be  read  in  conjunction   with  the
accompanying audited financial statements and notes to financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Forward Looking Statements

         Some of the information in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership's Prospectus. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.

Results of Operations

2000 Compared to 1999

The net income increase of $5,055,000 (28.9%) for 2000 as compared to 1999, was due to:

o an increase in interest income of $3,148,000 from $20,221,000 to $23,369,000;

o        an increase in gain on sale of real estate of $2,131,000;

o        an increase in rental income of $962,000;

o        a decrease in other expenses of $86,000; and

o        a decrease in provision for loan and real estate losses of $652,000.

The net income increase in 2000 as compared to 1999, was offset by:

o        a decrease in interest income from investments of $157,000;

o        an increase in management fees to general partner of $1,262,000;

o        an increase in service fees to general partner of $52,000;

o        an increase in carried interest to general partner of $34,000;

o        an increase in rental expenses of $182,000; and

o        an increase in interest expense of $235,000.

         The increase in interest income on loans secured by trust deeds of $3,148,000 or 15.6% was primarily a result of the growth in the average loan portfolio of approximately 10.8% and an increase in the weighted average yield of the loan portfolio from 10.84% for the year ended December 31, 1999 to 11.33% for the year ended December 31, 2000.

         Gain on sale of real  estate  increased  by  $2,131,000  (253.5%).  The increase in gain on sale of real estate was primarily a result of the tax-deferred sale of the building in the Corporate Joint Venture (see "Investment in Corporate Joint Venture" below).

         The increase in rental income of $962,000 (132.4%) during the year ended December 31, 2000 as compared to 1999 was a result of the purchase of the retail development in Greeley, Colorado (see "Investment in Corporate Joint Venture" below) and increased occupancy and rental rates on several of the Partnership's properties.

         Other expenses decreased by $86,000 (31.9%) during the year ended December 31, 2000 as compared to 1999. This decrease was due primarily to legal, accounting and registration fees and expenses incurred during the year ended December 31, 1999 as a result of a new Form S-11 Registration Statement filed with the Securities and Exchange Commission. Such a filing did not occur during the year ended December 31, 2000.

         Interest income from investments decreased by $157,000 (39.8%) as a result of less cash held in interest-bearing accounts pending investment in loans during 2000 as compared to 1999 as the Partnership was able to stay fully invested in loans for most of the year.

         The management fees and service fees to the general partner were paid pursuant to the Partnership Agreement. Management fees and service fees increased by $1,262,000 (47.6%) and $52,000 (10.8%), respectively, during the year ended December 31, 2000 as compared to 1999, because the Partnership remained fully invested in loans during this period and because the Partnership's average investment in loans secured by trust deeds increased by 10.8% during 2000.

         The carried interest to the general partner is paid pursuant to the Partnership Agreement. Carried interest increased $34,000 (50.5%) during the year ended December 31, 2000 as compared to 1999 as a result of the increase in the capital accounts of limited partners during 2000.

         The increase in rental expenses of $182,000 (31.3%) during the year ended December 31, 2000 as compared to 1999 was a result of the purchase of the retail development in Greeley, Colorado (see "Investment in Corporate Joint Venture" below) and increased occupancy on several of the Partnership's properties.

         The increase in interest expense of $235,000 (100%) during the year ended December 31, 2000 as compared to 1999 was a result of the purchase of the retail development in Greeley, Colorado and the related incurrment of debt on the new property (see "Investment in Corporate Joint Venture" below).

Results of Operations

1999 Compared to 1998

The net income increase of $501,000 (3.0%) for 1999 as compared to 1998, was due to:

o an increase in interest income of $1,121,000 from $19,100,000 to $20,221,000;

o        a decrease in management fees to the general partner of $597,000; and

o an increase in net income from rental operations from a loss of $54,000 to net income of $145,000.

The net income increase in 1999 as compared to 1998, was offset by:

o        a decrease in the gain on sale of real estate of $431,000;

o        a decrease in interest income from investments of $274,000;

o        an increase in the provision for loan losses of $500,000; and

o an increase in the provision for losses on real estate held for sale of $152,000.

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

Financial Condition

December 31, 2000, 1999 and 1998

Loan Portfolio

         At the end of 1998 and 1999 the number of Partnership mortgage investments was 188 and 142, respectively, and decreased to 116 by the end of 2000. The average loan balance was $972,000 and $1,411,000 at the end of 1998 and 1999 respectively, and increased to $1,925,000 as of December 31, 2000.

         Approximately  $8,014,000  (3.6%)  and  $7,415,000  (3.7%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of December 31, 2000 and 1999, respectively. Of these amounts, approximately $5,202,000 (2.3%) and $850,000 (0.4%) were in the process of foreclosure. Loans more than 90 days delinquent increased by $599,000 (8.1%) from December 31, 1999 to December 31, 2000.

         A loan loss reserve in the amount of $4,000,000, $4,000,000 and $3,500,000 was recorded on the books of the Partnership as of December 31, 2000, 1999 and 1998. The General Partner believes that the loan loss reserve is adequate.

         As of December 31, 2000, 1999 and 1998, approximately 54%, 40% and 48% of the Partnership's mortgage loans were secured by real property in Northern California. The increase in the percentage of loans secured by real property in Northern California has primarily been due to the payoff of several large loans secured by real property outside of California and the investment in new loans secured by real property located in Northern California during 2000.

         As of December 31, 2000, 1999 and 1998, approximately 76.1%, 80.7% and 83.8%, respectively, of the loan portfolio was invested in loans on income-producing properties, 18.5%, 11.3% and 7.6%, respectively, in construction loans, 5.3%, 7.7% and 7.3%, respectively, in land loans and 0.1%, 0.3% and 1.3%, respectively, in residential loans. Also, as of these dates, approximately 95.3%, 91.2% and 89.0%, respectively, of the loan portfolio was invested in first deeds of trust, 4.7%, 8.8% and 10.5%, respectively, in second deeds of trust and 0.0%, 0.0% and 0.5%, respectively, in third and fourth deeds of trust.

         The Partnership's investment in construction loans increased by 83% since December 31, 1999. Improvement in real estate market conditions has made development and, thus, construction loans more attractive. All of the Partnership's construction loans are first trust deeds. In addition, none of these loans is more than 90 days delinquent in payment as of December 31, 2000.

         The Partnership was invested in mortgage loans with variable interest rates in the amount of $66,852,000 (36.6%), $29,024,000 (14.5%), and $21,087,000
(9.4%) as of December 31, 1998, 1999 and 2000, respectively. The decrease in the volume of variable rate loans invested in by the Partnership during 1999 and 2000 was primarily a result of the market and competitive conditions surrounding the General Partner's loan underwriting. Because competition in the lending industry has increased substantially over the past two years, borrowers seeking construction loans or loans to purchase properties have wanted shorter-term loans as their ability to refinance is much stronger in this environment. Such shorter-term loans (less than two years) are normally originated with fixed interest rates.

Real Estate Properties Held for Sale and Investment

         The Partnership currently holds title to twelve properties that were foreclosed on from January 1, 1993 through December 31, 2000 in the amount of $9,183,000, net of allowance for losses of $1,136,000. As of December 31, 2000, properties held for sale total $5,547,000 and properties held for investment total $3,635,000 (excluding the property held in the corporate joint venture - see below). When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

         During 2000, an industrial building located in Lathrop, California that was acquired by the Partnership through foreclosure in April 2000 was sold for cash of $90,000 and a note of $814,000, resulting in a gain to the Partnership of approximately $142,000. In addition, 87 residential lots located in Lake Don Pedro, California were sold for cash resulting in a gain to the Partnership of approximately $46,000 and a residential/retail building located in Oakland, California was sold for cash resulting in a gain to the Partnership of approximately $92,000.

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

         Four of the Partnership's twelve properties do not currently generate revenue. Expenses from rental properties (including expenses from the Corporate Joint Venture - see below) have increased from approximately $582,000 to $764,000 (31.3%) for the year ended December 31, 1999 and 2000, respectively, and revenues associated with these properties (including revenues from the Corporate Joint Venture - see below) have increased from $727,000 to $1,689,000 (132.4%), thus generating a net income from real estate of $925,000 during the year ended December 31, 2000. The increases in income and expenses are a result of increased occupancy and rental rates on several of the Partnership's properties during 2000 and the purchase of the retail commercial development in Greeley, Colorado during 2000 (see "Investment in Corporate Joint Venture" below).

         As of December 31, 1999 and 1998, the Partnership owned thirteen and eleven properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $10,584,000 and $7,903,000 in 1999 and 1998, respectively. During the years ended December 31, 1999 and 1998, the Partnership acquired certain properties through foreclosure on which it had trust deed investments totaling $2,000,000 and $508,000, respectively.

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

         During the years ended December 31, 2000, 1999 and 1998, the Partnership advanced an additional $2,846,000, $1,417,000 and $166,000, respectively, to the Company for development. In addition, the Partnership received repayment of advances from the Company in the amount of $581,000 during the year ended December 31, 2000.

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

         Operation of the new property began in August 2000, and net income to the Partnership was approximately $110,000 for the year ended December 31, 2000. The assets, liabilities, income and expenses of the Company have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The minority interest of the joint venture partner of $102,000 as of December 31, 2000 is reported in the accompanying consolidated balance sheet.

Interest Receivable, Due to General Partner, and Accounts Payable and Accrued Liabilities

         Interest receivable decreased from approximately $2,151,000 as of December 31, 1999 to $2,016,000 as of December 31, 2000 ($135,000 or 6.3%), due
primarily to deferred interest accrued on two loans in the amount of approximately $427,000 as of December 31, 1999, which was collected during 2000. There were no large amounts of deferred interest accrued as of December 31, 2000. The offsetting increase in interest receivable was due to the growth of the loan portfolio of 10.8% during 2000.

         Due to General Partner decreased from approximately $752,000 as of December 31, 1999 to $569,000 as of December 31, 2000 ($183,000 or 24.3%), due
primarily to lower accrued management fees for the months of November and December 2000 as compared to November and December 1999. These fees are paid pursuant to the Partnership Agreement.

         Accounts payable and accrued liabilities decreased from approximately $431,000 as of December 31, 1999 to $106,000 as of December 31, 2000 ($325,000
or 75.5%), due primarily to an accrual for construction costs related to the building within the Corporate Joint Venture (see above) in the amount of approximately $403,000 as of December 31, 1999. There was no such accrual as of December 31, 2000 because construction was completed in June 2000.

Cash and Cash Equivalents, Certificates of Deposit and Commercial Paper

         Cash and cash equivalents, certificates of deposit and commercial paper increased from approximately $5,466,000 as of December 31, 1999 to $6,284,000 as of December 31, 2000, respectively ($818,000 or 15.0%). This increase is primarily attributable to loan payoffs that occurred on December 29, 2000 that did not allow the Partnership sufficient time to fully reinvest in new loans and due to cash held in the corporate joint venture in the amount of approximately $260,000.

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

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of December 31, 2000, management believes that the allowance for loan losses of $4,000,000 is adequate. As of then, loans secured by trust deeds include $8,014,000 in loans delinquent over 90 days, of which $5,202,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.


         The General Partner's judgment of the adequacy of loan loss reserves includes consideration of:

o        economic conditions;

o        borrower's financial condition;

o        evaluation of industry trends;

o        review and evaluation of loans identified as having loss potential; and

o        quarterly review by the Board of Directors.


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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 1998, excluding regular distributions of net income to limited partners. The annualized withdrawal percentage increased during 1999 and 2000 primarily due to an increase in the maximum quarterly amount which could be withdrawn by limited partners from $75,000 to $100,000 as a result of a change in the Partnership Agreement in December 1998. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, 7.99%, and 6.64% for the years ended December 31, 1994,
1995, 1996, 1997, 1998, 1999 and 2000. These percentages are the annual average of the limited partners capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

Item 8. Financial Statements and Supplementary Data

See pages 25-43 and pages 50-53 of this Form 10-K.




               Report of Independent Certified Public Accountants






The Partners
Owens Mortgage Investment Fund


We have audited the accompanying consolidated balance sheet of Owens Mortgage Investment Fund, a California Limited Partnership, as of December 31, 2000, and the related consolidated statements of income, partners' capital and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2000, and the results of their consolidated operations and their consolidated cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/Grant Thornton LLP


Reno, Nevada
February 9, 2001





















                          Independent Auditors' Report





The Partners
Owens Mortgage Investment Fund:


We have audited the accompanying balance sheet of Owens Mortgage Investment Fund, a California limited partnership, as of December 31, 1999, and the related statements of income, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Mortgage Investment Fund as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/KPMG LLP


San Francisco, California
February 11, 2000


                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999



                                     Assets                                               2000                  1999
                                                                                   -------------------   -------------------

Cash and cash equivalents                                                       $       6,234,479             5,216,326
Certificates of deposit                                                                    50,000               250,000

Loans secured by trust deeds, net of allowance for
     losses of $4,000,000 in 2000 and 1999                                            219,273,464           196,356,517

Interest and other receivables                                                          2,015,630             2,150,952
Real estate held for sale, net of allowance for
     losses of $1,136,000 in 2000 and $1,336,000 in 1999                                5,547,419            12,397,722
Real estate held for investment, net of depreciation
     and amortization of $100,797 in 2000                                              13,078,189                    --
                                                                                   -------------------   -------------------

                                                                                $     246,199,181           216,371,517
                                                                                   ===================   ===================

                       Liabilities and Partners' Capital

Liabilities:
     Accrued distributions payable                                              $         641,764               577,281
     Due to general partner                                                               569,267               751,759
     Accounts payable and accrued liabilities                                             105,640               430,664
     Note payable                                                                       6,023,217                    --
                                                                                   -------------------   -------------------

                 Total liabilities                                                      7,339,888             1,759,704
                                                                                   -------------------   -------------------

     Minority interest                                                                    102,103                    --
                                                                                   -------------------   -------------------

Partners' capital:
     General partner                                                                    2,334,845             2,104,936
     Limited partners (units subject to redemption):
        Authorized 500,000,000 units in 2000 and 1999; 377,228,248 and 340,956,729 units issued and 236,618,365 and
           212,702,897 units outstanding in 2000 and 1999, respectively               236,422,345           212,506,877
                                                                                   -------------------   -------------------

                 Total partners' capital                                              238,757,190           214,611,813
                                                                                   -------------------   -------------------

                                                                                $     246,199,181           216,371,517
                                                                                   ===================   ===================


The accompanying notes are an integral part of these financial statements.





                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Income

                  Years ended December 31, 2000, 1999 and 1998



                                                                     2000                 1999                 1998
                                                               ------------------   ------------------   ------------------

Revenues:
     Interest income on loans secured by trust deeds       $      23,369,474           20,221,120           19,099,723
     Gain on sale of real estate                                   2,971,454              840,640            1,271,757
     Rental income                                                 1,689,256              726,880              644,183
     Other income                                                    238,247              395,432              669,735
                                                               ------------------   ------------------   ------------------

                 Total revenues                                   28,268,431           22,184,072           21,685,398
                                                               ------------------   ------------------   ------------------

Expenses:
     Management fees to general partner                            3,914,488            2,652,882            3,249,824
     Servicing fees to general partner                               531,337              479,592              472,390
     Carried interest to general partner                             102,212               67,907               49,545
     Administrative                                                   31,500               30,000               73,849
     Legal and accounting                                            130,201              168,142              144,195
     Rental expenses                                                 763,754              581,537              697,839
     Interest expense                                                235,311                   --                   --
     Minority interest                                                 2,103                   --                   --
     Other                                                            22,469               72,159               19,064
     Provision for loan losses                                            --              500,000                   --
     Provision for losses on real estate held for sale                    --              152,000                   --
                                                               ------------------   ------------------   ------------------

                 Total expenses                                    5,733,375            4,704,219            4,706,706
                                                               ------------------   ------------------   ------------------

Net income                                                 $      22,535,056           17,479,853           16,978,692
                                                               ==================   ==================   ==================

Net income allocated to general partner                    $         221,684              172,335              168,106
                                                               ==================   ==================   ==================

Net income allocated to limited partners                   $      22,313,372           17,307,518           16,810,586
                                                               ==================   ==================   ==================

Net income allocated to limited partners per
     weighted average limited partnership unit             $         0.10                 0.08                 0.09
                                                               ==================   ==================   ==================


The accompanying notes are an integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 2000, 1999 and 1998


                                                                                                                 Total
                                               General                     Limited partners                    partners'
                                                                ---------------------------------------
                                               partner                Units               Amount                capital
                                          ------------------    ------------------   ------------------    ------------------

Balances, December 31, 1997           $       1,864,033           189,063,122        $ 188,867,102           190,731,135

Net income                                      168,106            16,810,586           16,810,586            16,978,692
Sale of partnership units                        99,084            14,210,969           14,210,969            14,310,053
Partners' withdrawals                                --           (14,377,618)         (14,377,618)          (14,377,618)
Partners' distributions                        (164,154)           (6,137,306)          (6,137,306)           (6,301,460)
                                          ------------------    ------------------   ------------------    ------------------

Balances, December 31, 1998                   1,967,069           199,569,753          199,373,733           201,340,802

Net income                                      172,335            17,307,518           17,307,518            17,479,853
Sale of partnership units                       135,814            20,537,603           20,537,603            20,673,417
Partners' withdrawals                                --           (18,306,472)         (18,306,472)          (18,306,472)
Partners' distributions                        (170,282)           (6,405,505)          (6,405,505)           (6,575,787)
                                          ------------------    ------------------   ------------------    ------------------

Balances, December 31, 1999                   2,104,936           212,702,897          212,506,877           214,611,813

Net income                                      221,684            22,313,372           22,313,372            22,535,056
Sale of partnership units                       204,424            23,801,227           23,801,227            24,005,651
Partners' withdrawals                                --           (15,121,766)         (15,121,766)          (15,121,766)
Partners' distributions                        (196,199)           (7,077,365)          (7,077,365)           (7,273,564)
                                          ------------------    ------------------   ------------------    ------------------

Balances, December 31, 2000           $       2,334,845           236,618,365     $    236,422,345           238,757,190
                                          ==================    ==================   ==================    ==================


The accompanying notes are an integral part of these financial statements.















                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998
                                                                          2000                  1999                 1998
                                                                    ------------------   -------------------   ------------------
Cash flows from operating activities:
     Net income                                                     $   22,535,056            17,479,853           16,978,692
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Gain on sale of real estate by limited partnership                   --                    --           (1,246,884)
           Gain on sale of real estate properties                       (2,971,454)             (840,640)             (24,873)
           Provision for loan losses                                            --               500,000                   --
           Provision for losses on real estate properties
              held for sale                                                     --               152,000                   --
           Depreciation and amortization                                   100,797                    --                   --
           Changes in operating assets and liabilities:
              Interest and other receivables                               135,322              (711,348)             446,587
              Accounts payable and accrued liabilities                    (325,024)              274,471              156,193
              Due to general partner                                      (182,492)              360,661              341,564
                                                                    ------------------   -------------------   ------------------
                 Net cash provided by operating activities              19,292,205            17,214,997           16,651,279
                                                                    ------------------   -------------------   ------------------
Cash flows from investing activities:
     Purchases of loans secured by trust deeds                        (117,409,372)         (119,403,718)         (83,714,828)
     Principal collected on loans                                        1,124,071             1,663,685            1,793,240
     Loan payoffs                                                       86,831,041            91,288,643           74,556,044
     Sales of loans to third and related parties at face value           6,665,913             7,816,294                   --
     Investment in real estate properties                                 (384,513)             (263,886)            (350,225)
     Net proceeds from disposition of real estate properties             1,346,769               942,659              267,799
     Investment in limited partnership                                          --                    --           (1,409,099)
     Distributions received from limited partnership                            --                    --            6,468,105
     Investment in corporate joint venture                              (2,863,870)           (1,416,609)            (166,198)
     Repayment received from corporate joint venture                       581,250                    --                   --
     Proceeds from sale of real estate in corporate                                                   --                   --
        joint venture                                                    7,195,640
     Purchase of real estate in corporate joint venture                 (3,337,888)                   --                   --
     Minority interest in corporate joint venture                          102,103                    --                   --
     Maturity of (investment in) commercial paper                          200,000             3,084,044           (3,084,044)
     Maturities of certificates of deposit, net                                 --               184,006              565,994
                                                                    ------------------   -------------------   ------------------
                 Net cash used in investing activities                 (19,948,856)          (16,104,882)          (5,073,212)
                                                                    ------------------   -------------------   ------------------
Cash flows from financing activities:
     Proceeds from sale of partnership units                            24,005,651            20,673,417           14,310,053
     Accrued distributions payable                                          64,483                54,454              (21,558)
     Partners' cash distributions                                       (7,273,564)           (6,575,787)          (6,301,460)
     Partners' capital withdrawals                                     (15,121,766)          (18,306,472)         (14,377,618)
                                                                    ------------------   -------------------   ------------------
                 Net cash provided by (used in) financing                1,674,804            (4,154,388)          (6,390,583)
                 activities
                                                                    ------------------   -------------------   ------------------
Net increase (decrease) in cash and cash equivalents                     1,018,153            (3,044,273)           5,187,484
Cash and cash equivalents at beginning of year                           5,216,326             8,260,599            3,073,115
                                                                    ------------------   -------------------   ------------------
Cash and cash equivalents at end of year                        $        6,234,479             5,216,326            8,260,599
                                                                    ==================   ===================   ==================
Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for interest                               187,732                    --                   --

See notes 4 and 5 for supplemental disclosure of noncash investing and financing activities. The accompanying notes are an integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998




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

       OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 236,618,365, 212,702,897 and 199,569,753 as of December 31, 2000, 1999 and 1998,
       respectively.

(2)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company (see
              Note 4). All significant inter-company transactions and balances have been eliminated in consolidation.

              Certain reclassifications not affecting net income have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

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





       (d)    Allowance for Loan Losses

              The Partnership had an allowance for loan losses equal to $4,000,000 as of December 31, 2000 and 1999, respectively.
              Management of the Partnership believes that based on historical experience and a review of the loans and their respective collateral, the allowance for loan losses is adequate in amount.

              The outstanding balance of all loans delinquent in monthly payments greater than 90 days is $8,014,000 and $7,415,000 as of December 31, 2000 and 1999, respectively. The Partnership discontinues the accrual of interest on loans when, in the opinion of management, there is significant doubt as to the collectibility of interest or principal from the borrower or when the payment of principal or interest is 90 days past due, unless OFG purchases the interest receivable from the Partnership. OFG did not purchase interest receivable on any delinquent Partnership loans during the years ended December 31, 2000 and 1999. As of December 31, 2000 and 1999, loans totaling $8,014,000 and $7,415,000, respectively, are classified as non-accrual loans.

              OFG advances certain payments to the Partnership on behalf of borrowers, such as property taxes, insurance and mortgage interest pursuant to senior indebtedness. Such payments made on loans by OFG during 2000 and 1999 but not collected as of December 31, 2000 and 1999, respectively, totaled approximately $95,000 and $230,000, respectively.

       (e)    Cash and Cash Equivalents

              For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less.

              The Partnership maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

       (f)    Marketable Securities

              At various times during the year, the Partnership may purchase marketable securities with various financial institutions with original maturities of up to one year. The Partnership classifies its debt securities as held-to-maturity, as the Partnership has the ability and intent to hold the securities until maturity. These securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Interest income is recognized when earned.

       (g)    Real Estate Held for Sale and Investment

              Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

              Real estate held for investment includes real estate purchased or acquired through foreclosure and is initially stated at the lower of cost or the recorded investment in the loan, or the property's estimated fair value. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements of 39 years. Amortization of lease commissions is provided on the straight-line method over the lives of the related leases.

              In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of, the Partnership periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate held for sale or investment made for the year ended December 31, 2000. The Partnership increased the allowance for losses on real estate held for sale by $152,000 during the year ended December 31, 1999.

       (h)    Income Taxes

              No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

(3)    Loans Secured by Trust Deeds

       Loans secured by trust deeds as of December 31, 2000 and 1999 are as follows:

                                                      2000                   1999
                                             --------------------   --------------------

         Income-producing properties          $       169,840,446            161,664,440
         Construction                                  41,417,905             22,698,154
         Unimproved land                               11,870,113             15,438,923
         Residential                                      145,000                555,000
                                              -------------------    -------------------

                                              $       223,273,464            200,356,517
                                             ====================   ====================

         First mortgages                      $       212,831,212            182,725,684
         Second mortgages                              10,377,607             17,566,188
         Third mortgages                                   64,645                 64,645
                                             --------------------   --------------------

                                              $       223,273,464            200,356,517
                                             ====================   ====================

       Scheduled maturities of loans secured by trust deeds as of December 31, 2000 and the interest rate sensitivity of such loans is as follows:

                                                     Fixed              Variable              Total
                                                    interest             interest
                                                      rate                 rate
                                              -------------------  -----------------   ------------------

         Year ending December 31:
          2000 (past maturity)             $       46,014,303                55,411          46,069,714
          2001                                     82,627,809                    --          82,627,809
          2002                                     52,563,146             2,068,142          54,631,288
          2003                                     13,175,698             2,298,993          15,474,691
          2004                                      2,509,730             8,550,556          11,060,286
          2005                                      1,663,864             3,972,651           5,636,515
          Thereafter (through 2018)                 3,632,363             4,140,798           7,773,161
                                               --------------------  -----------------   ------------------

                                           $      202,186,913            21,086,551         223,273,464
                                               ====================  =================   ==================

       Variable rate loans use as indices the one- and five-year Treasury Constant Maturity Index (5.34% and 4.98%, respectively, as of December 31, 2000), the prime rate (9.50% as of December 31, 2000) and the weighted average cost of funds index for Eleventh District savings institutions (5.617% as of December 31, 2000). Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

       The scheduled maturities for 2000 include approximately $46,070,000 of loans which are past maturity as of December 31, 2000, of which $1,797,000 represents loans for which interest payments are delinquent over 90 days. During the years ended December 31, 2000 and 1999, the Partnership refinanced loans totaling $25,126,000 and $7,436,000, respectively, thereby extending the maturity dates of such loans.

       The Partnership's investment in loans delinquent over 90 days as of December 31, 2000 totals approximately $8,014,000, of which $1,717,000 has a specific related allowance for credit losses totaling approximately $650,000. There is a specific and non-specific allowance for credit losses of $3,350,000 for the remaining delinquent loans of $6,297,000 and for other current loans. There was no net additional allowance for credit losses during the year ended December 31, 2000. There was an additional allowance for credit losses of $500,000 during the year ended December 31, 1999. Of the delinquent loans, approximately $5,202,000 and $850,000 were in the process of foreclosure as of December 31, 2000 and 1999.

       The average  recorded  investment in impaired loans was  $10,432,000  and
       $7,944,000 during the years ended December 31, 2000 and 1999, respectively. Interest income received on impaired loans during the years ended December 31, 2000, 1999 and 1998 totaled approximately $559,000, $213,000 and $546,000, respectively.

       As of December 31, 2000 and 1999, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 54% ($121,305,000) and 40% ($79,542,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

       During the year ended December 31, 2000, the Partnership sold for cash full interests in five loans to third parties and to related parties in the amounts of $6,366,000 and $300,000, respectively. The sale of all the loans resulted in no gain or loss in the accompanying financial statements.

       During the year ended December 31, 1999, the Partnership sold for cash full interests in ten loans to third parties and to related parties in the amounts of $7,052,000 and $764,000, respectively. The sale of all the loans resulted in no gain or loss in the accompanying financial statements.

 (4)   Real Estate Held for Sale

       Real estate held for sale includes the following components as of December 31, 2000 and 1999:

                                                                  2000                   1999
                                                       --------------------   --------------------

         Real estate held for sale                     $         5,547,419             10,175,552
         Investment in corporate joint venture                          --              2,222,170
                                                       --------------------   --------------------

                                                       $         5,547,419             12,397,722
                                                       ====================   ====================

       Gain on sale of real estate includes the following components for the years ended December 31, 2000, 1999 and 1998:

                                                               2000               1999                 1998
                                                       -----------------    -------------        --------------
         Gain on sale of real estate
           properties                                  $       2,971,454          840,640                24,873
         Gain on sale of real estate
           by limited partnership                                     --               --             1,246,884
                                                       -----------------    -------------         -------------

                                                       $       2,971,454          840,640             1,271,757
                                                       =================    =============         =============






       Real estate properties held for sale as of December 31, 2000 and 1999 consists of the following properties acquired through foreclosure in 1993 through 2000:

                                                                        2000               1999
                                                                   ---------------    ---------------

      Light industrial warehouse, Merced, California, net of
          valuation allowance of $350,000 as of December 31,
          2000 and 1999                                         $       522,121            522,121

      Commercial lot/residential development, Vallejo,
          California                                                    361,432            361,432

      Commercial lot, Sacramento, California, net of
          valuation allowance of $250,000 as of December 31,
          2000 and 1999                                                 299,828            299,828

      Office building and undeveloped land, Monterey,
          California, net of valuation allowance of $200,000
          as of December 31, 1999                                            --          2,053,163

      Manufactured home subdivision development, Ione,
          California, net of valuation allowance of $384,000
          as of December 31, 2000 and 1999                            1,764,367          2,366,289

      Light industrial building, Oakland, California                    453,815            453,815

      Undeveloped land, Reno, Nevada                                    219,553            215,895

      Light industrial building, Paso Robles, California                     --          1,557,502

      Commercial building, Sacramento, California                        30,000             30,000

      Commercial building, Gresham, Oregon                              448,444            448,444

      91% interest in 2 and 89 residential lots as of
          December 31, 2000 and 1999, respectively, Lake Don
          Pedro, California                                             209,130            560,184

      Commercial building, San Ramon, California, net of
          valuation allowance of $152,000 as of December 31,
          2000 and 1999                                               1,238,729          1,289,746

      Residential/retail building, Oakland, California                       --             17,133
                                                                   ---------------    ---------------

                                                                $     5,547,419         10,175,552
                                                                   ===============    ===============


       The acquisition of certain of these properties resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of approximately $685,000, $2,000,000 and $509,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       During 2000, the Partnership transferred the office building and undeveloped land located in Monterey, California and the light industrial building located in Paso Robles, California from held for sale to held for investment (see note 5).



       During 2000, an industrial building located in Lathrop, California that was acquired by the Partnership through foreclosure in April 2000 was sold for cash of $90,000 and a note of $814,000, resulting in a gain to the Partnership of approximately $142,000. In addition, 87 residential lots located in Lake Don Pedro, California were sold for cash resulting in a gain to the Partnership of approximately $46,000 and the residential/retail building located in Oakland, California was sold for cash resulting in a gain to the Partnership of approximately $92,000.

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

        (a)   Investment in Limited Partnership

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

              During 1998, the Partnership advanced an additional $1,409,000 to WV-OMIF Partners for the continued development and construction of the homes. WV-OMIF sold fourteen homes during the year ended December 31, 1998 for proceeds of $6,987,101 and the net gain allocable to the Partnership was $1,246,884, including interest income of $176,440. WV-OMIF Partners distributed $6,468,105 (including $102,579 in reimbursements from OFG and Woodvalley) to OMIF during the year ended December 31, 1998. The final home in WV-OMIF Partners was completed and sold in October 1998.

       (b)    Investment in Corporate Joint Venture

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

              During the years ended December 31, 2000, 1999 and 1998, the Partnership advanced an additional $2,864,000, $1,417,000 and $166,000, respectively, to the Company for development. In addition, the Partnership received repayment of advances from the Company in the amount of $581,000 during the year ended December 31, 2000.

              Construction of the building was substantially completed in June 2000. Prior to the sale of the building in July 2000, the Company entered into a reverse, like-kind exchange, whereby the proceeds attributable to the Partnership's interest in the Company from the sale of the building (approximately $3,338,000), net of repayment of the outstanding advances to the Partnership in the amount of $3,858,000, were reinvested into the purchase of a retail commercial development in Greeley, Colorado, which will be held for investment purposes (see note 5). The purpose of this exchange was to defer the recognition of gain for tax purposes to the Company and, hence, the Partnership. The sale resulted in a book gain to the Partnership of approximately $2,691,000. The Company also incurred a note payable in the amount of $6,023,000 as part of the purchase of the new property. A new member that will act as the property manager of the Greeley property was admitted to the Company in August, 2000.

              Operation of the new property began in August 2000, and net income to the Partnership was approximately $110,000 for the year ended December 31, 2000. The assets, liabilities, income and expenses of the Company have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The minority interest of the joint venture partner of $102,000 as of December 31, 2000 is reported in the accompanying consolidated balance sheet.

(5)    Real Estate Held for Investment

       Real estate held for investment is comprised of the retail property located in Greeley, Colorado held within the corporate joint venture, the office building and undeveloped land located in Monterey, California and the light industrial building located in Paso Robles, California (see
       Note 4) as follows:

         Land                          $        4,924,291
         Buildings                              7,459,271
         Improvements                             674,218
         Other                                    127,625
                                         ----------------
                                               13,185,405

         Less: Accumulated depreciation
               and amortization                  (107,216)
                                         -----------------

                                        $       13,078,189
                                         =================


       Depreciation and amortization expense was $101,000 for the year ended December 31, 2000.

 (6)   Note Payable

       The Partnership has a note payable with a bank through its investment in the limited liability company (see note 4), which is secured by the retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2003. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (9.5% at December 31, 2000). Interest expense for the year ended December 31, 2000 was approximately $235,000. The principal balance on the note as of December 31, 2000 is approximately $6,023,000. The Company also has the option to draw an additional $1,370,000 on the note for capital expenditures, tenant improvements or leasing commissions. The note contains certain covenants, which the Company has complied with as of December 31, 2000.

(7)    Partners' Capital

       In December 1998, the limited partners voted to amend the Partnership Agreement and there were further amendments by OFG in February 1999 and April 2000. All such changes have been incorporated into this note and elsewhere in the consolidated financial statements where applicable.

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

              The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $12,689,435, $10,703,230 and $10,326,334 for the years ended December 31, 2000,
              1999, and 1998, respectively. Reinvested distributions are not shown as partners' cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners' capital and cash flows.

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

       (b)    Carried Interest of General Partner

              OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its carried interest (formerly "promotional interest"), OFG has an interest equal to 1% of the limited partners' capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG's capital account as additional compensation. As of December 31, 2000, OFG had made cash capital contributions of $1,176,824 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

              The carried interest expense charged to the Partnership was $102,212, $67,907 and $49,545 for the years ended December 31, 2000, 1999 and 1998, respectively.

(8)    Contingency Reserves

       In accordance with the Partnership Agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,176,824 as of December 31, 2000), up to a maximum of 1/2 of 1% of the limited partners' capital accounts will be available as an additional contingency reserve, if necessary.

       The contingency reserves required as of December 31, 2000 and 1999 were approximately $4,743,000 and $4,320,000, respectively. Certificates of deposit and certain cash equivalents as of the same dates were accordingly maintained as reserves.

(9)    Income Taxes

       The net difference between partners' capital per the Partnership's federal income tax return and these financial statements is comprised of the following components:

                                                                       2000                  1999
                                                             -------------------   --------------------

         Partners' capital per financial statements        $       238,757,190           214,611,813
         Accrued interest income                                    (2,015,630)           (2,150,952)
         Allowance for loan losses                                   4,000,000             4,000,000
         Allowance for real estate held for sale and
           investment                                                1,336,000             1,336,000
         Accrued distributions                                         641,764               577,281
         Tax-deferred gains on sales of real estate                 (3,442,651)                   --
         Other                                                         243,524              (208,121)
                                                             -------------------   --------------------

         Partners' capital per federal income tax return   $       239,520,197           218,166,021
                                                             ===================   ====================


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

       OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months is equal to or less than the stated limits. Management fees amounted to approximately $3,914,000, $2,653,000 and $3,250,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $531,000, $480,000 and $472,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in the accompanying consolidated statements of income.

       As of December 31, 2000 and 1999, the Partnership owed management and servicing fees to OFG in the amounts of $569,000 and $752,000, respectively. OFG receives late payment charges from borrowers who make delinquent payments. Such charges are in addition to the normal monthly loan payments and totaled approximately $1,118,000, $395,000, and $382,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

       OFG originates all loans the Partnership invests in and receives a loan origination fee from borrowers. Such fees earned by OFG amounted to approximately $7,936,000, $6,681,000 and $1,724,000 on loans originated of $117,409,000, $119,404,000 and $83,715,000 for the years ended
       December 31, 2000, 1999 and 1998, respectively. Such fees as a percentage of loans purchased by the Partnership were 6.8%, 5.6% and 2.1% for the years ended December 31, 2000, 1999 and 1998, respectively. In the year ended December 31, 2000, two loans in the total amount of $45,419,000 had loan origination fees totaling $4,542,000. In the year ended December 31, 1999, one loan in the amount of $12,025,000 had a loan origination fee of $2,900,000.

       During the year ended December 31, 2000, OFG purchased two delinquent loans from the Partnership at face value in the total amount of $1,178,000 for a note with interest at 9% per annum. The notes were repaid in full during 2000. Included in loans secured by trust deeds as of December 31, 1998 was a note in the amount of $180,000, which was secured by a property owned by an affiliate of OFG. The loan earned interest at 8% per annum and was repaid during 1999. The Partnership earned interest income of approximately $56,000 $4,000 and $143,000 during the years ended December 31, 2000, 1999 and 1998, respectively, from OFG and affiliates under loans secured by trust deeds.

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

 (11)  Net Income per Limited Partner Unit

       Net income per limited partnership unit is computed using the weighted average of limited partnership units outstanding during the year. These amounts were 225,427,296, 206,607,637 and 195,482,129 for the years ended
       December 31, 2000, 1999 and 1998, respectively.


(12)   Rental Income

       The Partnership's real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to eight years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2000, and thereafter are as follows:

         Year ending December 31:
         2001                               $    1,233,495
         2002                                      786,434
         2003                                      581,950
         2004                                      439,237
         2005                                      272,645
         Thereafter (through 2008)                 399,250
                                           ---------------

                                            $    3,713,011
                                           ===============

 (13)  Fair Value of Financial Instruments

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

       (b)    Loans Secured by Trust Deeds

              The carrying value of these instruments of $223,273,464 approximates the fair value as of December 31, 2000. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $4,000,000 as of December 31, 2000 should also be considered in evaluating the fair value of loans secured by trust deeds.

       (c)    Real Estate Owned

              The carrying value of these instruments approximates fair value. The fair value is estimated based upon projected cash flows, appraisals and current market conditions. The allowance for losses on real estate held for sale should also be considered in evaluating the fair value of real estate owned.

       (d)    Note Payable

              The fair value of the Partnership's note payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.





(14)   Selected Quarterly Financial Data (Unaudited)

                                                    First         Second        Third         Fourth
                                                   Quarter       Quarter       Quarter       Quarter            Year
                                                 ------------- ------------- ------------- -------------    --------------
        Revenues:
        2000                                   $    5,647,402     5,920,046     9,556,144     7,144,839   $    28,268,431
        1999                                        4,843,662     4,881,891     6,077,031     6,381,488        22,184,072

        Expenses:
        2000                                        1,170,686       983,717     1,701,959     1,877,013         5,733,375
        1999                                          663,058       640,301     1,369,617     2,031,243         4,704,219

        Net Income Allocated to
        General Partner
        2000                                           44,004        48,514        77,324        51,842           221,684
        1999                                           41,174        41,177        46,398        43,586           172,335

        Net Income Allocated to
        Limited Partners
        2000                                        4,432,712     4,887,815     7,776,861     5,215,984        22,313,372
        1999                                        4,139,430     4,200,413     4,661,016     4,306,659        17,307,518

        Net Income Allocated to Limited
        Partners per Weighted Average
        Limited Partnership Unit
        2000                                   $         0.02          0.02          0.03          0.03   $          0.10
        1999                                             0.02          0.02          0.02          0.02              0.08



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------------

         At a meeting of the Board of Directors of Owens Financial Group, Inc., the General Partner of the registrant, held on April 28, 2000, the accounting firm of Grant Thornton LLP was engaged by the General Partner to perform future independent audits of the registrant. Grant Thornton LLP thereby replaced KPMG LLP as the registrant's independent accountants.

         In connection with the audits of the two years ended December 31, 1999, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         During the registrant's two most recent fiscal years, the registrant did not engage any independent accountants other than KPMG LLP to audit the financial statements of the registrant.

         KPMG LLP's reports on the registrant's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partner is Owens Financial Group, Inc., a California corporation, 2221 Olympic Blvd., Walnut Creek, CA 94595. Its telephone number is
(925) 935-3840.

         The General Partner manages and controls the affairs of the Partnership and has general responsibility and final authority in all matters affecting the Partnership's business. These duties include dealings with limited partners, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management duties. The General Partner may also, at its sole discretion and subject to change at any time,

o purchase from the Partnership the interest receivable or principal on delinquent mortgage loans held by the Partnership;

o purchase from a senior lienholder the interest receivable or principal on mortgage loans senior to mortgage loans held by the Partnership; and

o use its own funds to cover any other costs associated with mortgage loans held by the Partnership such as property taxes, insurance and legal expenses.

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

         The General Partner had a net worth of approximately $19,800,000 on December 31, 2000. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

o Milton N. Owens - Mr. Owens, Chairman of the Board of Directors of the General Partner, age 89, is a licensed real estate broker and has been Chairman since October 1981. Mr. Owens is a lifetime member of the American Institute of Real Estate Appraisers (MAI) and holds other professional designations. Mr. Owens has conducted real estate appraisal courses at the University of California, Berkeley. From 1936 to 1951, prior to his formation of Owens Mortgage Company, Mr. Owens was employed with the mortgage loan division of the Travelers Insurance Company. Mr. Owens is the father of William C. Owens, also a member of the Board of Directors and President of the General Partner.

o William C. Owens - Mr. Owens, age 50, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities
         Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker and the son of Milton Owens, Chairman of the Board of Directors of the General Partner.

o Bryan H. Draper - Mr. Draper, age 43, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the board of directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

o William E. Dutra - Mr. Dutra, age 38, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

o Andrew J. Navone - Mr. Navone, age 44, is a Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

o Melina A. Platt - Ms. Platt, age 34, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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


Partnership Management

The General Partner is responsible for the Partnership's investment portfolio. Its services include:

o        the creation and implementation of Partnership investment policies;

o preparation and review of budgets, economic surveys, cash flow and taxable income or loss projections and working capital requirements;

o        preparation and review of Partnership reports;

o        communications with limited partners;

o supervision and review of Partnership bookkeeping, accounting and audits;

o        supervision  and review of  Partnership  state and federal tax returns;
         and

o supervision of professionals employed by the Partnership in connection with any of the foregoing, including attorneys, accountants and appraisers.

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

Item 11.  Executive Compensation

         The Partnership does not pay any compensation to any persons other than the General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, SAR's, securities, or any other direct or indirect form of compensation other than the management fees and carried interest permitted under the Partnership Agreement.

         The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2000. Such fees were established by the General Partner and were not determined by arms-length negotiation.

                                                       Year Ended
                                                      December 31, 2000
                                                                    Maximum
Form of Compensation                               Actual           Allowable

Management Fees......................         $   3,914,000      $    5,845,000
Carried Interest.....................               102,000             102,000
                                              -------------      --------------
Subtotal.............................         $   4,016,000      $    5,947,000
                                              -------------      --------------


Investment Evaluation Fees...........            $7,936,000          $7,936,000
Servicing Fees.......................               531,000             531,000
Late Payment Charges.................             1,118,000           1,118,000
                                              -------------      --------------
Subtotal.                                     $   9,585,000          $9,585,000
                                              -------------      --------------

Grand Total                                   $  13,601,000         $15,532,000
                                              =============      ==============

Reimbursement of Other Expenses               $      32,000      $       32,000
                                              =============      ==============


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 2,804,000 units (1.2%) of the Partnership as of December 31, 2000. The voting common stock of the General Partner is owned as follows: 39.7% by William C. Owens, 28.8% by Milton N. Owens, and 10.5% each by Bryan H. Draper, William E. Dutra and Andrew
J. Navone.


Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

Management Fee

         The General Partner is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The amount of management fees to the General Partner for the year ended December 31, 2000 was approximately $3,914,000.

Servicing Fee

         All of the Partnership's loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2000 was approximately $531,000.

Carried Interest

         The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners' capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners' capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner's capital account as additional compensation. As of December 31, 2000, the General Partner had made cash capital contributions of $1,177,000 to the Partnership. During 2000, the Partnership incurred carried interest expense of $102,000.

Reimbursement of Other Expenses

          The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement). During 2000, the Partnership reimbursed the General Partner for expenses in the amount of $32,000.

Compensation from Others

         In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.



Loan Origination Fees

         Loan origination fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2000, the General Partner earned investment evaluation fees on Partnership loans in the amount of $7,936,000.

Late Payment Charges

         All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner. During 2000, the General Partner received late payment charges from borrowers in the amount of $1,118,000.




                                     Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                   Form 10-K Pg.
(a)(1)     List of Financial Statements:                           -------------
           -----------------------------

        Report of Independent Certified Public Accountants             p. 25

        Independent Auditors' Report                                   p. 26

        Consolidated Balance Sheets - December 31, 2000 and
         1999                                                          p. 27

        Consolidated Statements of Income for the years ended
         December 31, 2000, 1999 and 1998                              p. 28

        Consolidated Statements of Partners' Capital for the
         years ended December 31, 2000, 1999 and 1998                  p. 29

        Consolidated Statements of Cash Flows for the years
         ended December 31, 2000, 1999 and 1998                        p. 30

        Notes to Consolidated Financial Statements                     pp. 31-43

(2)     Schedule II- Valuation and Qualifying Accounts                 p. 50

(3)     Schedule IV- Mortgage Loans on Real Estate                     pp. 51-53

(4)     Exhibits:
         ---------

         3. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 2 to the Form S-11 Registration Statement No. 333-71299 filed April 18, 2000 and the Prospectus Supplement dated November 15, 2000.

         10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 2 to the Form S-11 Registration Statement No. 333-71299 filed April 18, 2000 and the Prospectus Supplement dated November 15, 2000.

(b) Reports on Form 8-K - Form 8-K filed on April 28, 2000 to report the change in accounting firms from KPMG LLP to Grant Thornton LLP.

(c)      Exhibits:
         ---------

         3. Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 2 to the Form S-11 Registration Statement No. 333-71299 filed April 18, 2000 and the Prospectus Supplement dated November 15, 2000.

         10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 2 to the Form S-11 Registration Statement No. 333-71299 filed April 18, 2000 and the Prospectus Supplement dated November 15, 2000.

(d)      Schedules:
         ----------

         Schedule II - Valuation and Qualifying Accounts

         Schedule IV - Mortgage Loans on Real Estate

                                                            SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS

                      PROVISION FOR LOAN LOSSES ROLLFORWARD


         Balance at January 1, 1998                              $    3,500,000
           Charges to costs and expenses                                     --
           Deductions                                                        --
                                                                   ------------
         Balance at December 31, 1998                                 3,500,000
           Charges to costs and expenses                                500,000
           Deductions                                                        --
                                                                   ------------
         Balance at December 31, 1999                                 4,000,000
           Charges to costs and expenses                                     --
           Deductions                                                        --
                                                                   ------------
         Balance at December 31, 2000                            $    4,000,000
                                                                   ============



                 PROVISION FOR LOSSES ON REAL ESTATE ROLLFORWARD


         Balance at January1, 1998                               $    1,184,000
           Charges to costs and expenses                                     --
           Deductions                                                        --
                                                                   ------------
         Balance at December 31, 1998                                 1,184,000
           Charges to costs and expenses                                152,000
           Deductions                                                        --
                                                                   ------------
         Balance at December 31, 1999                                 1,336,000
           Charges to costs and expenses                                     --
           Deductions                                                  (200,000)
                                                                   ------------
         Balance at December 31, 2000                            $    1,136,000
                                                                  == ==========



                                                                                                          SCHEDULE IV
                         OWENS MORTGAGE INVESTMENT FUND
               MORTGAGE LOANS ON REAL ESTATE -- DECEMBER 31, 2000

                                                                                                   Principal Amount
                                                                                                   of Loans Subject
                                                                                                     to Delinquent
            Description                 Interest             Final            Carrying Amount         Principal or
            -----------                   Rate          Maturity date           of Mortgages            Interest


TYPE OF LOAN
Income Producing................        8.50-15.00%  Current to Sept., 2018       $169,840,446         $ 7,212,141
Construction....................       10.25-12.75%  Current to Sept., 2003         41,417,905                   0
Land  ..........................       10.00-14.00%  Current to April, 2004         11,870,113             802,200
Residential.....................             11.00%  April, 2002                       145,000                   0
                                                                                  ------------          ----------
           TOTAL                                                                  $223,273,464          $ 8,014,341
                                                                                  ============          ===========


AMOUNT OF LOAN
$0-250,000......................        8.50-14.50%  Current to Sept., 2014         $2,926,416            $ 144,645
$250,001-500,000................       10.00-12.75%  Current to Sept., 2018          5,002,757              322,562
$500,001-1,000,000..............        9.00-14.00%  Current to Jan., 2014          11,817,451            1,652,200
Over $1,000,000.................        8.50-15.00%  Current to May, 2015          203,526,840            5,894,934
                                                                             -     -----------  --        ---------
           TOTAL                                                                  $223,273,464           $8,014,341
                                                                                  ============           ==========


POSITION OF LOAN
First ..........................        8.50-14.50%  Current to Sept., 2018       $212,831,212          $ 7,627,134
Second .........................       10.00-15.00%  Current to Aug., 2010          10,377,607              322,562
Third ..........................             10.00%  Current                            64,645               64,645
                                                                                  ------------          -----------
           TOTAL                                                                  $223,273,464          $ 8,014,341
                                                                                  ============          ===========


---------------

NOTE 1: All loans are acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.

NOTE 2:
Balance at beginning of period (1/1/98).............................$174,714,607
      Additions during period:
      New mortgage loans..............................................83,714,828
      Loan carried back on sale of real estate.........................1,150,000
                                                                     -----------
      Subtotal.......................................................259,579,435
      Deductions during period:
      Collection of principal.........................................76,349,284
      Foreclosures.......................................................508,686
                                                                     -----------
      Balance at end of period (12/31/98)...........................$182,721,465
                                                                     ===========

Balance at beginning of period (1/1/99).............................$182,721,465
      Additions during period:
      New mortgage loans.............................................119,403,718
      Loan carried back on sale of real estate to general partner......1,000,000
                                                                     -----------
      Subtotal.......................................................303,125,183
      Deductions during period:
      Collection of principal.........................................92,952,328
      Sales of loans secured by trust deeds at face value..............7,816,294
      Foreclosures.....................................................2,000,044
                                                                     -----------
      Balance at end of period (12/31/99)...........................$200,356,517
                                                                     ===========



Balance at beginning of period (1/1/00).............................$200,356,517
      Additions during period:
      New mortgage loans.............................................117,409,372
      Loan carried back on sale of real estate...........................813,600
                                                                     -----------
      Subtotal.......................................................318,579,489
      Deductions during period:
      Collection of principal.........................................87,955,112
      Sales of loans secured by trust deeds at face value..............6,665,913
      Foreclosures.......................................................685,000
                                                                     -----------
      Balance at end of period (12/31/00)...........................$223,273,464
                                                                     ===========

During the years ended December 31, 2000, 1999 and 1998, the Partnership refinanced loans totaling $25,126,000, $7,436,000 and $9,941,000, respectively, thereby extending the maturity date.

During the year ended December 31, 2000, the Partnership sold two delinquent loans at book value to the General Partner for notes receivable in the total amount of $1,178,000. The General Partner subsequently foreclosed on the loans. The notes were repaid by the General Partner in September 2000.

During 1998, the Partnership sold a property located in Sonora, California to the General Partner for $1,150,000. The Partnership carried back a loan secured by a trust deed on the property for the full purchase price.
--------------
NOTE 3:    Included in the above loans are the  following  loans which exceed
           3% of the total loans as of December 31, 2000. There are no other loans that exceed 3% of the total loans as of December 31, 2000:

                                                                                                               Principal
                                                                                                               Amount of
                                                                                                             Loans Subject
                                        Final                                    Face         Carrying       to Delinquent
                            Interest   Maturity   Periodic Payment    Prior    Amount of      Amount of      Principal or
       Description            Rate      Date           Terms          Liens    Mortgages      Mortgages        Interest
       -----------          --------  --------     -------------      -----    ---------      ---------      -------------

Condominium Complex
Alpine, CA.............     11.00%     11/30/00   Interest only,     None    $12,000,000     $11,661,555           $0
                                                  balance due at
                                                  maturity


Commercial Retail Center    12.00%     6/1/01     Interest only,     None    $8,600,000      $ 7,121,292           $0
Sedona, AZ.............                           balance due at
                                                  maturity


Office Building             12.00%     1/7/02     Interest only,     None    $11,250,000     $10,712,528           $0
Oakland, CA............                           balance due at
                                                  maturity


Movie Theaters              12.00%     4/27/01    Interest only,     None    $ 8,500,000     $ 7,300,000           $0
Stockton, Clovis, Walnut                          balance due at
Creek, San Ramon, Fresno                          maturity
and Modesto, CA........


Race Track                  14.00%     6/1/01     Interest only,     None    $14,000,000     $14,000,000           $0
Vinton, LA.............                           balance due at
                                                  maturity


Housing Development         11.50%     8/2/03     Interest only,     None    $ 7,562,630     $ 7,562,630           $0
Hayward, CA............                           balance due at
                                                  maturity


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


Dated:  March 29, 2001         OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

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