Form 10-QT
period 2001-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 2001-05-14
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2001

                         Commission file number O-17248


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership
             (Exact Name of Registrant as Specified In Its Charter)


             California                                      68-0023931
             ----------                                      ----------
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                        Identification No.)


       2221 Olympic Boulevard
      Walnut Creek, California                                  94595
------------------------------                                  -----
(Address of principal executive office)                       (Zip Code)


           (925) 935-3840
           --------------
   (Registrant's Telephone number,
        including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                           Consolidated Balance Sheets

                      March 31, 2001 and December 31, 2000


                                                                            (UNAUDITED)
                                                                             March 31             December 31
                                                                               2001                  2000
                                                                               ----                  ----

                                     ASSETS

Cash and cash equivalents                                               $    12,962,120         $    6,234,479
Certificates of deposit                                                              --                 50,000
Loans secured by trust deeds, net of allowance for
  losses of $4,000,000 in 2001 and 2000                                     221,424,014            219,273,464
Interest and other receivables                                                1,953,190              2,015,630
Real estate held for sale, net of allowance
  for losses of $984,000 in 2001 and $1,136,000 in 2000                       3,556,304              5,547,419
Real estate held for investment, net of accumulated depreciation
 and amortization of $163,104 in 2001 and $107,215 in 2000                   12,975,860             13,078,189
                                                                          -------------          -------------
                                                                           $252,871,488           $246,199,181
                                                                            ===========            ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       626,004         $      641,764
Due to general partner                                                          526,093                569,267
Accounts payable and accrued liabilities                                         86,205                105,640
Note payable                                                                  6,023,217              6,023,217
                                                                          -------------         --------------

     Total Liabilities                                                        7,261,519              7,339,888
                                                                          -------------         --------------

Minority interest                                                               101,680                102,103
                                                                         --------------        ---------------

PARTNERS' CAPITAL:
General partner                                                               2,397,117              2,334,845
Limited partners (units subject to redemption)                              243,111,172            236,422,345
                                                                            -----------            -----------
     Total partners' capital                                                245,508,289            238,757,190
                                                                            -----------            -----------
                                                                           $252,871,488           $246,199,181
                                                                            ===========            ===========

The accompanying notes are an integral part of these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                        Consolidated Statements of Income

               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                             For the Three Months Ended
                                                                                             --------------------------
                                                                                           March 31              March 31
                                                                                             2001                  2000
                                                                                             ----                  ----
REVENUES:
     Interest income on loans secured by trust deeds                                    $   6,057,192         $   5,568,102
     Gain on sale of real estate, net                                                         975,350                    --
     Rental income                                                                            621,749               237,384
     Other income                                                                             114,390                79,300
                                                                                         ------------         -------------
       Total revenues                                                                       7,768,681             5,884,786
                                                                                          -----------           -----------

EXPENSES:
     Management fees to general partner                                                       473,632             1,093,538
     Servicing fees to general partner                                                        142,917               126,939
     Carried interest to general partner                                                       25,921                23,685
     Administrative                                                                             7,875                 7,875
     Legal and accounting                                                                      14,630                45,109
     Rental expenses                                                                          423,569               105,948
     Interest expense                                                                         127,868                    --
     Minority interest                                                                           (423)                   --
     Other                                                                                     80,174                 4,976
                                                                                         ------------          ------------
       Total expenses                                                                       1,296,163             1,408,070
                                                                                         ------------          ------------

       Net income                                                                     $     6,472,518         $   4,476,716
                                                                                          ===========           ===========

       Net income allocated to general partner                                        $        63,558       $        44,004
                                                                                          ===========         =============

Net income allocated to limited partners                                              $     6,408,960         $   4,432,712
                                                                                           ==========           ===========

Net income allocated to limited partners
    per weighted average limited partnership unit
(240,931,000 and 216,320,000 average units)                                                    $ .027                 $.020
                                                                                                 ====                  ====

The accompanying notes are an integral part of these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2001 and 2000
                                   (UNAUDITED)
                                                                              March 31                March 31
                                                                                2001                    2000
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $   6,472,518          $    4,476,716
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Gain on sale of real estate properties                                     (975,350)                     --
     Depreciation and amortization                                                55,889                      --
     Changes in operating assets and liabilities:
       Interest receivable                                                        62,440                 246,371
       Accounts payable and accrued liabilities                                  (19,435)               (133,718)
       Due to general partner                                                    (43,174)                 16,205
                                                                          ---------------         --------------
          Net cash provided by operating activities                            5,552,888               4,605,574
                                                                            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (47,296,370)            (22,588,083)
     Principal collected on loans                                                282,503                 376,649
     Loan payoffs                                                             44,863,317              14,693,605
     Sales of loans secured by trust deeds at face value                              --               3,155,913
     Investment in real estate properties                                        (62,771)                  1,579
     Net proceeds from disposition of real estate properties                   3,075,676                  89,440
     Investment in corporate joint venture                                            --                (943,065)
     Minority interest in corporate joint venture                                   (423)                     --
     Proceeds from maturities of certificates of deposit                          50,000                      --
                                                                         ---------------           --------------
         Net cash provided by (used in) investing activities                     911,932              (5,213,962)
                                                                          --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership units                                   5,693,968               6,682,853
     Accrued distributions payable                                               (15,760)                 11,252
     Partners' cash distributions                                             (1,903,087)             (1,763,188)
     Partners' capital withdrawals                                            (3,512,300)             (4,320,370)
                                                                           -------------           -------------
         Net cash provided by financing activities                               262,821                 610,547
                                                                          --------------          --------------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                  6,727,641                   2,159
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          6,234,479               5,216,326
                                                                          --------------           -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                         $     12,962,120        $      5,218,485
                                                                           =============            ============

Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for interest                                      134,853                      --

See note 2 for supplemental disclosure of non-cash investing activities. The accompanying notes are an integral part of these financial statements.





                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                 March 31, 2001


    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.

         The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company. All significant inter-company transactions and balances have been eliminated in consolidation.

    (2)  Loans Secured by Trust Deeds

         The Partnership's investment in loans delinquent greater than ninety days is $18,147,000 and $8,014,000 as of March 31, 2001 and December 31, 2000, respectively. As of March 31, 2001, $13,017,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,225,000. There is a non-specific allowance for credit losses of $2,775,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

         As of March 31, 2001 and December 31, 2000, loans past maturity totaled approximately $27,368,000 and $46,070,000, respectively. Of the past maturity loans at March 31, 2001, $14,061,000 represent loans for which interest payments are delinquent more than ninety days.

         During the three months ended March 31, 2001 and 2000, the Partnership refinanced loans totaling $1,900,000 and $10,304,000, respectively.
(3)   Real Estate Held for Sale

         During the quarter ended March 31, 2001, the Partnership sold a light industrial building located in Oakland, California for cash of $1,328,000, resulting in a gain to the Partnership of approximately $875,000. In addition, a commercial building located in San Ramon, California was sold for cash of $1,390,000, resulting in a gain to the Partnership of approximately $151,000. In addition, one house and one improved lot located in Lake Don Pedro, California were sold for cash of $186,000, resulting in a loss to the Partnership of approximately $51,000.








                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                 March 31, 2001



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

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $474,000 and $1,094,000 for the three months ended March 31, 2001 and 2000, respectively. Service fee payments to OFG approximated $143,000 and $127,000 for the three months ended March 31, 2001 and 2000, respectively.

         The maximum servicing fees were paid to the General Partner during the quarter ended March 31, 2001. If the maximum management fees had been paid to the General Partner during the quarter, the management fees would have been $1,572,000 (increase of $1,098,000), which would have reduced net income allocated to limited partners by approximately 17.0% and net income allocated to limited partners per weighted avearage limited partner unit by approximately 18.5% to $.022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership's Form 10-Q. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.

Results of Operations

Three Months Ended March 31, 2001 Compared to 2000

The net income increase of $1,996,000 (44.6%) for 2001 compared to 2000, was due to:

o an increase in interest income on loans secured by trust deeds of $489,000;

o     an increase in net gain on sale of real estate of $975,000;

o     an increase in rental income of $384,000; and

o     a decrease in management fees to General Partner of $620,000.

The net income increase in 2001 as compared to 2000, was offset by:

o     an increase in rental expenses of $318,000; and

o     an increase in interest expense of $128,000.

         Interest income on loans secured by trust deeds increased $489,000 (8.8%) for the three months ended March 31, 2001, as compared to the same period in 2000. This increase was a result of an increase in the weighted average yield of the loan portfolio from 11.17% for the three months ended March 31, 2000 to 11.60% for the three months ended March 31, 2001. In addition, the average loan portfolio grew by 7.6% for the quarter ended March 31, 2001 as compared to 2000. The increased income resulting from the growth in the weighted average yield and the average loan portfolio were offset by an increase in loans greater than 90 days delinquent in payments as of March 31, 2001 as compared to March 31, 2000. See "Financial Condition - Loan Portfolio" below.

         Gain on sale of real estate increased by $975,000 (100%). The increase in gain on sale of real estate was due to the sales of three properties during the quarter ended March 31, 2001 (see "Real Estate Properties Held for Sale and Investment" below). No properties were sold during the quarter ended March 31, 2000.

         The increase in rental income of $384,000 (161.9%) was primarily a result of the purchase of the retail development in Greeley, Colorado in July 2000.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners. Management fees decreased by $620,000 (56.7%) during the quarter ended March 31, 2001 as compared to 2000, primarily due to the increased delinquencies experienced on the Partnership's loan portfolio during the quarter. See "Financial Condition - Loan Portfolio" below.

         The increase in rental expenses of $318,000 (299.8%) during the quarter ended March 31, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado in July 2000.

         The increase in interest expense of $128,000 (100%) during the quarter ended March 31, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado and the related incurrment of debt on the new property.

Financial Condition

March 31, 2001 and December 31, 2000

Loan Portfolio

         The number of Partnership mortgage investments decreased from 116 to 107 and the average loan balance increased from $1,925,000 to $2,107,000 between December 31, 2000 and March 31, 2001.

         Approximately $18,147,000 (8.1%) and $8,014,000 (3.6%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of March 31, 2001 and December 31, 2000, respectively. Of these amounts, approximately $802,000 (0.36%) and $5,202,000 (2.3%), respectively, were in the process of foreclosure, and approximately $2,665,000 (1.2%) and $65,000 (0.03%), respectively, involved loans to borrowers who were in bankruptcy. Loans more than 90 days delinquent increased by $10,133,000 (126%) from December 31, 2000 to March 31, 2001, primarily due to one large loan which became delinquent during the quarter ended March 31, 2001. Management believes that the loan, with an outstanding principal balance of $12,259,000, may result in a loss to the Partnership and, therefore, has established a specific loan loss reserve of $1,000,000 related to this loan. The loan is expected to payoff as the condominium units securing the loan are sold over the next several months in 2001. Loans in the process of foreclosure decreased by $4,400,000 (84.5%) due to one loan that became current during the quarter and one loan in which the borrower entered bankruptcy and, thus, it is no longer in foreclosure. A total loan loss reserve in the amount of $4,000,000 was maintained on the books of the Partnership as of March 31, 2001 and December 31, 2000, respectively.

         As of March 31, 2001 and December 31, 2000, approximately 55% and 54% of the Partnership's mortgage loans are secured by real property located in Northern California.

         The Partnership's investment in residential loans rose by $5,000,000 (3,448%) since December 31, 2000 due to the investment in one residential loan located in Los Altos, California. All but one of the Partnership's residential loans are first trust deeds and none of these loans is delinquent in payments more than 90 days as of March 31, 2001.

         The Partnership's investment in construction loans decreased by $11,535,000 (27.9%) since December 31, 2000. This decrease was primarily due to the completion of construction and lease-up of the related properties of several of the Partnership's construction loans that resulted in a change in classification to income-producing.

Real Estate Properties Held for Sale and Investment

         The Partnership currently holds title to ten properties held for sale and investment in the amount of $16,532,000, net of allowance for losses of $984,000. Nine of the ten properties were acquired through foreclosure between January 1, 1993 and March 31, 2001. One of the properties is a retail commercial development located in Greeley, Colorado, which was acquired via a reverse, like-kind exchange in July 2000, from the sale of a previous property that the Partnership had acquired through foreclosure. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. During the three months ended March 31, 2001, the Partnership acquired no properties through foreclosure.

         During the quarter ended March 31, 2001, the Partnership sold a light industrial building located in Oakland, California for cash of $1,450,000, resulting in a gain to the Partnership of approximately $875,000. In addition, a commercial building located in San Ramon, California was sold for cash of $1,390,000, resulting in a gain to the Partnership of approximately $151,000. In addition, one house and one improved lot located in Lake Don Pedro, California were sold for cash of $146,000, resulting in a loss to the Partnership of approximately $51,000.

         Two of the Partnership's ten properties do not currently generate revenue. Expenses from rental properties have increased from approximately $106,000 to $424,000 (299.8%) for the three months ended March 31, 2000 and 2001, respectively, and revenues associated with these properties have increased from $237,000 to $622,000 (161.9%). The increases in income and expenses are a result of the purchase of the Greeley, Colorado property in July 2000, as discussed above.

Interest and Other Receivables

         Interest and other receivables decreased from approximately $2,016,000 as of December 31, 2000 to $1,953,000 as of March 31, 2001 ($63,000 or 3.1%) due
primarily to the increase in loans greater than 90 days delinquent in payments (see "Financial Condition - Loan Portfolio" above). Interest income is not being accrued on these delinquent loans as of March 31, 2001.

Accounts Payable and Accrued Liabilities and Due to General Partner

         Accounts payable and accrued liabilities decreased from approximately $106,000 as of December 31, 2000 to $86,000 as of March 31, 2001 ($20,000 or
18.9%) due primarily to decreased interest expense accrued on the Greeley, Colorado note payable as of March 31, 2001 and due to the repayment of a security deposit on the Oakland property that was sold during the quarter. Due to General Partner decreased form approximately $569,000 as of December 31, 2000 to $526,000 as of March 31, 2001 ($43,000 or 8.2%) due to decreased management fees owed to the General Partner pursuant to the Partnership Agreement (see "Results of Operations" above).

                                  Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of portfolio, loan to value ratios, reserves, etc., and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of March 31, 2001, management believes that the allowance for loan losses of $4,000,000 is adequate. As of then, loans secured by trust deeds include $18,102,000 in loans delinquent over 90 days, of which $802,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.

         The General Partner's judgment of the adequacy of loan loss reserves includes consideration of:

o     economic conditions;

o     borrowers' financial condition;

o     evaluation of industry trends;

o     review and evaluation of loans identified as having loss potential; and

o     quarterly review by the Board of Directors.


                         Liquidity and Capital Resources

         Sales of Units to investors and portfolio loan payoffs provide the capital for new mortgage investments. If general market interest rates were to rise substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments.

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 2001, excluding regular distributions of net income to limited partners. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, 7.99%, 6.64%, and 5.78% for the
years ended December 31, 1994, 1995, 1996, 1997, 1998, 1999 and 2000, and the
quarter ended March 31, 2001 (annualized). These percentages are the annual average of the limited partners' capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

         The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per Unit within 61 to 91 days after written notices are delivered to the General Partner, subject to the following limitations, among others:

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

o No more than 10% of the total outstanding limited partnership interests may be withdrawn during any calendar year except upon dissolution of the Partnership.


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


                           Current Economic Conditions

         The current economic climate in Northern California and the Western United States has shown increasing signs of a slowdown. Despite the Partnership's ability to purchase mortgage loans with relatively strong yields which has resulted in increased net yields paid to the limited partners, increased competition or changes in the economy could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, the Partnership will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

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


Dated:  May 11, 2001        OWENS MORTGAGE INVESTMENT FUND,
                            a California Limited Partnership

                            By:  Owens Financial Group, Inc., General Partner


Dated:   May 11, 2001       By: /s/William C. Owens
         ------------           ---------------------
                                William C. Owens, President


Dated:   May 11, 2001       By: /s/Bryan H. Draper
         ------------           ------------------
                                Bryan H. Draper, Chief Financial Officer


Dated:   May 11, 2001       By: /s/Melina A. Platt
         ------------           ------------------
                                Melina A. Platt, Controller