Form 10-QT
period 2001-06-30
OWENS MORTGAGE INVESTMENT FUND
filed 2001-08-16
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2001

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

                           Consolidated Balance Sheets

                       June 30, 2001 and December 31, 2000


                                                                            (UNAUDITED)
                                                                              June 30             December 31
                                                                               2001                  2000
                                                                               ----                  ----

                                     ASSETS

Cash and cash equivalents                                               $    12,048,284         $    6,234,479
Certificates of deposit                                                              --                 50,000
Loans secured by trust deeds, net of allowance for
  losses of $4,000,000 in 2001 and 2000                                     230,260,254            219,273,464
Interest and other receivables                                                2,136,388              2,015,630
Real estate held for sale, net of allowance
  for losses of $984,000 in 2001 and $1,136,000 in 2000                       4,970,244              5,547,419
Real estate held for investment, net of accumulated depreciation
 and amortization of $220,129 in 2001 and $107,215 in 2000                   13,028,110             13,078,189
                                                                          -------------          -------------
                                                                           $262,443,280           $246,199,181
                                                                            ===========            ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       647,855         $      641,764
Due to general partner                                                          883,389                569,267
Accounts payable and accrued liabilities                                         78,456                105,640
Note payable                                                                  6,023,217              6,023,217
                                                                          -------------         --------------

     Total Liabilities                                                        7,632,917              7,339,888
                                                                          -------------         --------------

Minority interest                                                               101,282                102,103
                                                                         --------------        ---------------

PARTNERS' CAPITAL:
General partner                                                               2,464,964              2,334,845
Limited partners (units subject to redemption)                              252,244,117            236,422,345
                                                                            -----------            -----------
     Total partners' capital                                                254,709,081            238,757,190
                                                                            -----------            -----------
                                                                           $262,443,280           $246,199,181
                                                                            ===========            ===========
The accompanying notes are an integral part of these financial statements



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                        Consolidated Statements of Income
      For the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)

                                                                    For the Three Months Ended           For the Six Months Ended
                                                                    --------------------------            ------------------------
                                                                   June 30               June 30         June 30             June 30
                                                                     2001                  2000            2001                2000
                                                                    ----                  ----             ----                ----
REVENUES:
     Interest income on loans secured by trust deeds           $   6,303,040         $   5,878,120    $   12,360,233  $   11,446,222
     Gain (loss) on sale of real estate, net                         (11,581)                    -           963,769               -
     Rental income                                                   664,171               272,823         1,285,920         510,208
     Other income                                                     82,303                41,926           196,693         121,226
                                                               -------------         -------------    --------------   ------------
     Total revenues                                                7,037,933             6,192,869        14,806,615      12,077,656
                                                                 -----------           -----------      ------------    ------------

EXPENSES:
     Management fees to general partner                            1,152,046               868,121         1,625,679       1,961,659
     Servicing fees to general partner                               146,778               130,493           289,696         257,432
     Carried interest to general partner                              35,705                23,172            61,626          46,857
     Administrative                                                    7,875                 7,875            15,750          15,750
     Legal and accounting                                             56,267                45,768            70,896          90,877
     Rental expenses                                                 344,623               164,118           767,346         270,067
     Interest expense                                                110,300                     -           238,168               -
     Minority interest                                                   398                     -               821               -
     Other                                                            14,847                16,993            95,021          21,969
                                                               -------------        --------------    --------------- -------------
     Total expenses                                                1,868,839             1,256,540         3,165,003       2,664,611
                                                                ------------          ------------     -------------     -----------
     Net income                                                $   5,169,094         $   4,936,329    $   11,641,612   $   9,413,045
                                                                 ===========           ===========      ============     ===========

     Net income allocated to general partner                 $        50,588       $        48,514    $      114,146   $      92,518
                                                               =============         =============     =============   =============

Net income allocated to limited partners                       $   5,118,506         $   4,887,815    $   11,527,466   $   9,320,527
                                                                 ===========           ===========      ============     ===========

Net income allocated to limited partners
    per weighted average limited partnership unit                      $.021                 $.022             $.047           $.043
                                                                        ====                  ====              ====            ====

Weighted average limited partnership units                       248,951,000           221,217,000       244,941,000    218,768,000
                                                                 ===========           ===========       ===========     ===========

              The accompanying notes are an integral part of these
                             financial statements.



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                      Consolidated Statements of Cash Flows

                 For the Six Months Ended June 30, 2001 and 2000
                                   (UNAUDITED)
                                                                               June 30                 June 30
                                                                                2001                    2000
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $   11,641,612          $    9,413,045
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Gain on sale of real estate properties, net                                (963,769)                      -
     Depreciation and amortization                                               112,914                       -
     Changes in operating assets and liabilities:
       Interest and other receivables                                           (120,758)                 90,121
       Accounts payable and accrued liabilities                                  (27,184)                 60,516
       Due to general partner                                                    314,122                (131,326)
                                                                          --------------           --------------
          Net cash provided by operating activities                           10,956,937               9,432,356
                                                                            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (91,198,362)            (37,893,048)
     Principal collected on loans                                                608,821                 657,350
     Loan payoffs                                                             78,557,751              21,388,374
     Sales of loans secured by trust deeds at face value                               -               6,165,913
     Investment in real estate properties                                       (601,127)                (34,646)
     Net proceeds from disposition of real estate properties                   3,124,236                 237,113
     Investment in corporate joint venture                                             -              (2,446,120)
     Repayment received from corporate joint venture                                   -                 581,250
     Minority interest in corporate joint venture                                   (821)                      -
     Proceeds from maturities of certificates of deposit                          50,000                 200,000
                                                                         ---------------         ---------------
         Net cash used in investing activities                                (9,459,502)            (11,143,814)
                                                                           --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership units                                  16,152,578              12,782,404
     Accrued distributions payable                                                 6,091                  28,848
     Partners' cash distributions                                             (3,822,830)             (3,560,158)
     Partners' capital withdrawals                                            (8,019,469)             (8,209,349)
                                                                           -------------           -------------
         Net cash provided by financing activities                             4,316,370               1,041,745
                                                                          --------------          --------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                  5,813,805                (669,713)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          6,234,479               5,216,326
                                                                          --------------           -------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                         $     12,048,284        $      4,546,613
                                                                           =============            ============

Supplemental Disclosures of Cash Flow Information
     Cash paid during the year for interest                                      251,448                      --

See notes 2 and 3 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2001


    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability company. All significant inter-company transactions and balances have been eliminated in consolidation.

         New Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Partnership are as follows:

         |X| all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         |X| intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         |X| goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         |X| effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         |X| all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Partnership's financial position or results of operations.



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2001


    (2)  Loans Secured by Trust Deeds

         The Partnership's investment in loans delinquent greater than ninety days is $19,112,000 and $8,014,000 as of June 30, 2001 and December 31,
         2000, respectively. As of June 30, 2001, $12,714,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,225,000. There is a non-specific allowance for credit losses of $2,775,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

         As of June 30, 2001 and December 31, 2000, loans past maturity totaled approximately $48,474,000 and $46,070,000, respectively. Of the past maturity loans at June 30, 2001, $15,524,000 represent loans for which interest payments are delinquent more than ninety days.

         During the quarter ended June 30, 2001 and 2000, the Partnership refinanced loans totaling $5,000,000 and $11,148,000, respectively.
(3)   Real Estate Held for Sale

         During the quarter ended June 30, 2001, eight condominium units that secured a Partnership loan in the total amount of $1,045,000 were transferred by the borrower via a statutory warranty deed to a new entity named Oregon Leisure Homes, LLC (OLH), which was formed between the Partnership and an unrelated developer. OLH was formed to complete development and sales of the condominium units. As of June 30, 2001, the Partnership had advanced approximately $48,000 to OLH for construction and other related development costs.

         In addition, the Partnership contributed 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure in 1996) to a limited partnership for a $500,000 capital contribution. The limited partnership, University Hills, L.P. (University Hills) was formed with two other unrelated developers for the purpose of developing and leasing an apartment complex on the land. The partners in University Hills may make additional capital contributions and/or partnership loans, as may be necessary from time to time. All capital contributions will earn a return equal to 10% per annum and any loans will be paid a rate equal to 15% per annum. The Partnership has a 50% interest in the cash flow of University Hills after all capital contributions and 10% return have been paid to the partners.















                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2001


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

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. In determining the management and servicing fees and hence the yield to the Partnership, OFG may consider a number of factors, including the then-current market yields. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,152,000 and $868,000 for the three months ended June 30, 2001 and 2000, respectively, and $1,626,000 and $1,962,000 for the six months ended June 30, 2001 and 2000, respectively. Service fee payments to OFG approximated $147,000 and $130,000 for the three months ended June 30, 2001 and 2000, respectively, and $290,000 and $257,000 for the six months ended June 30, 2001 and 2000, approximately.

         The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2001. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2001, the management fees would have been $1,615,000 (increase of $463,000) and $3,187,000 (increase of
         $1,561,000), respectively, which would have reduced net income allocated to limited partners by approximately 8.9% and 13.4%, respectively, and net income allocated to limited partners per weighted average limited partner unit by approximately 8.9% and 13.4%, respectively, to $.019 and $.041, respectively.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to 2000

The net income increase of $233,000 (4.7%) for 2001 compared to 2000, was due to:

o an increase in interest income on loans secured by trust deeds of $425,000; and

o     an increase in rental income of $391,000.

The net income increase in 2001 as compared to 2000, was offset by:

o     an increase in management fees to the general partner of $284,000;

o     an increase in rental expenses of $181,000; and

o     an increase in interest expense of $110,000.

         Interest income on loans secured by trust deeds increased $425,000 (7.23%) for the three months ended June 30, 2001, as compared to the same period in 2000. This increase was a result of an increase in the weighted average yield of the loan portfolio from 11.31% for the three months ended June 30, 2000 to 11.79% for the three months ended June 30, 2001. In addition, the average loan portfolio grew by 10.5% for the quarter ended June 30, 2001 as compared to 2000. The increased income resulting from the growth in the weighted average yield and the average loan portfolio were offset by an increase in loans greater than 90 days delinquent in payments as of June 30, 2001 as compared to June 30, 2000. See "Financial Condition - Loan Portfolio" below.

         The increase in rental income of $391,000 (143.4%) was primarily a result of the purchase of the retail development in Greeley, Colorado in July 2000.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners. Management fees increased by $284,000 (32.7%) during the quarter ended June 30, 2001 as compared to 2000, primarily due to the timing of interest collections on certain loans. Management fees for the six months ended June 30, 2001 decreased by $336,000 from the same period in 2000. See analysis below.

         The increase in rental expenses of $181,000 (110.0%) during the quarter ended June 30, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado in July 2000.

         The increase in interest expense of $110,000 (100%) during the quarter ended June 30, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado in July 2000 and the related incurrment of debt on the new property.

Six Months Ended June 30, 2001 Compared to 2000

The net income increase of $2,229,000 (23.7%) for 2001 compared to 2000, was due to:

o an increase in interest income on loans secured by trust deeds of $914,000;

o     an increase in net gain on sale of real estate of $964,000;

o     an increase in rental income of $776,000; and

o     a decrease in management fees to General Partner of $336,000.

The net income increase in 2001 as compared to 2000, was offset by:

o     an increase in rental expenses of $497,000; and

o     an increase in interest expense of $238,000.

         Interest income on loans secured by trust deeds increased $914,000 (8.0%) for the six months ended June 30, 2001, as compared to the same period in 2000. This increase was a result of an increase in the weighted average yield of the loan portfolio from 11.24% for the six months ended June 30, 2000 to 11.70% for the six months ended June 30, 2001. In addition, the average loan portfolio grew by 12.5% for the six months ended June 30, 2001 as compared to 2000. The increased income resulting from the growth in the weighted average yield and the average loan portfolio were offset by an increase in loans greater than 90 days delinquent in payments as of June 30, 2001 as compared to June 30, 2000. See "Financial Condition - Loan Portfolio" below.

         Gain on sale of real estate increased by $964,000 (100%). The increase in gain on sale of real estate was due to the sales of three properties during the first quarter of 2001 (see "Real Estate Properties Held for Sale and Investment" below). No properties were sold during the three months ended June 30, 2001.

         The increase in rental income of $776,000 (152.0%) was primarily a result of the purchase of the retail development in Greeley, Colorado in July 2000.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement between the General Partner and Limited Partners. Management fees decreased by $336,000 (17.1%) during the six months ended June 30, 2001 as compared to 2000, primarily due to the increased delinquencies experienced on the Partnership's loan portfolio during the six month period. See "Financial Condition - Loan Portfolio" below.

         The increase in rental expenses of $497,000 (184.1%) during the six months ended June 30, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado in July 2000.

         The increase in interest expense of $238,000 (100%) during the six months ended June 30, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado in July 2000.







Financial Condition

June 30, 2001 and December 31, 2000

Loan Portfolio

         The number of Partnership mortgage investments decreased from 116 to 103 and the average loan balance increased from $1,925,000 to $2,274,000 between December 31, 2000 and June 30, 2001.

                  Approximately $19,112,000 (8.2%) and $8,014,000 (3.6%) of the
loans invested in by the Partnership were more than 90 days delinquent in payment as of June 30, 2001 and December 31, 2000, respectively. Of these amounts, approximately $210,000 (0.09%) and $5,202,000 (2.3%), respectively, were in the process of foreclosure, and approximately $2,665,000 (1.1%) and $65,000 (0.03%), respectively, involved loans to borrowers who were in bankruptcy.

         Loans more than 90 days delinquent increased by $11,098,000 (138.5%) from December 31, 2000 to June 30, 2001, primarily due to one large loan with a principal balance of $12,649,000 which became delinquent during the six months ended June 30, 2001. A loan loss reserve in the amount of $1,000,000 was previously established on this loan. In July 2001, a modification agreement was executed on this loan whereby an additional $550,000 was agreed to be advanced to the borrower to allow them to complete construction and sales of the condominium units securing the loan. The $550,000 additional advance was considered a loan loss and offset against the specific reserve previously established. In addition, in July 2001 a new $850,000 loan secured by two other properties was made to the borrower by the Partnership. The funds from this loan will also be used to complete construction of the units. The original loan is expected to payoff as the condominium units are sold over the next several months in 2001.

         Loans in the process of foreclosure decreased by $4,992,000 (96.0%) due to one loan that became current during the six months ended June 30, 2001 and one loan in which the borrower entered bankruptcy and, thus, it is no longer in foreclosure. A total loan loss reserve in the amount of $4,000,000 was maintained on the books of the Partnership as of June 30, 2001 and December 31, 2000, respectively.

         As of June 30, 2001 and December 31, 2000, approximately 59% and 54% of the Partnership's mortgage loans are secured by real property located in Northern California.

         The Partnership's investment in residential loans rose by $4,855,000 (3,348%) since December 31, 2000 due to the investment in one loan secured by three residential properties located in Los Altos, California. This loan is a first trust deed and is not delinquent as of June 30, 2001.

 The Partnership's investment in construction loans decreased by $8,423,000 (20.3%) since December 31, 2000. This decrease was primarily due to the completion of construction and lease-up of the related properties of several of the Partnership's construction loans that resulted in a change in classification to income-producing.

Real Estate Properties Held for Sale and Investment

         The Partnership currently holds title to eleven properties held for sale and investment in the amount of $17,998,000, net of allowance for losses of $984,000. Ten of the eleven properties were acquired through foreclosure between January 1, 1993 and June 30, 2001. One of the properties is a retail commercial development located in Greeley, Colorado, which was acquired via a reverse, like-kind exchange in July 2000, from the sale of a previous property that the Partnership had acquired through foreclosure. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

         During the quarter ended June 30, 2001, eight condominium units that secured a Partnership loan in the total amount of $1,045,000 were transferred by the borrower via a statutory warranty deed to a new entity named Oregon Leisure Homes, LLC (OLH), which was formed between the Partnership and an unrelated developer. OLH was formed to complete development and sales of the condominium units. In addition, during the quarter ended June 30, 2001 the Partnership contributed 5.3 acres of undeveloped land located in Reno, Nevada, which was acquired through foreclosure in 1996, to a Limited Partnership (University Hills) for the purpose of developing an apartment complex. See "Investment in Limited Liablity Company" and "Investment in Limited Partnership" below for more information about these investments.

         During the quarter ended March 31, 2001, the Partnership sold a light industrial building located in Oakland, California for cash of $1,450,000, resulting in a gain to the Partnership of approximately $875,000. In addition, a commercial building located in San Ramon, California was sold for cash of $1,390,000, resulting in a gain to the Partnership of approximately $151,000. In addition, one house and one improved lot located in Lake Don Pedro, California were sold for cash of $146,000, resulting in a loss to the Partnership of approximately $62,000.

         Three of the Partnership's eleven properties do not currently generate revenue. Expenses from rental properties have increased from approximately $164,000 to $345,000 (110.4%) for the three months ended June 30, 2000 and 2001, respectively, and revenues associated with these properties have increased from $273,000 to $664,000 (143.2%). The increases in income and expenses are a result of the purchase of the Greeley, Colorado property in July 2000, as discussed above.

Investment in Limited Liability Company

         As discussed above, in June 2001, eight condominium units that secured a Partnership loan in the total amount of $1,045,000 were transferred by the borrower via a statutory warranty deed to a new entity named Oregon Leisure Homes, LLC (OLH), which was formed between the Partnership and an unrelated developer. OLH was formed to complete development and sales of the condominium units.

           As of June 30, 2001, the Partnership had advanced approximately $48,000 to OLH for construction and other related development costs.

Investment in Limited Partnership

         As discussed above, during the quarter ended June 30, 2001 the Partnership contributed 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure in 1996) to a limited partnership for a $500,000 capital contribution. The limited partnership, University Hills, L.P. (University Hills) was formed with two other unrelated developers for the purpose of developing and leasing an apartment complex on the land. The partners in University Hills may make additional capital contributions and/or partnership loans, as may be necessary from time to time. All capital contributions will earn a return equal to 10% per annum and any loans will be paid a rate equal to 15% per annum. The Partnership has a 50% interest in the cash flow of University Hills after all capital contributions and 10% return have been paid to the partners.

         As of June 30, 2001, the Partnership advanced approximately $35,000 to University Hills for loan fees. These fees will be repaid to the Partnership once University Hills secures its construction loan.

Cash and Cash Equivalents

           Cash and cash equivalents increased from approximately $6,234,000 as of December 31, 2000 to $12,048,000 as of June 30, 2001 ($5,814,000 or 93.3%)
due primarily to the increase in the sale of partnership units and loan payoffs during the six months ended June 30, 2001 without the investment in loans of the same amount.

Interest and Other Receivables

         Interest and other receivables increased from approximately $2,016,000 as of December 31, 2000 to $2,136,000 as of June 30, 2001 ($120,000 or 5.9%) due
primarily to the increase in the average loan portfolio, offset by the increase in loans greater than 90 days delinquent in payments (see "Financial Condition - Loan Portfolio" above). Interest income is not being accrued on these delinquent loans as of June 30, 2001.

Accounts Payable and Accrued Liabilities and Due to General Partner

         Accounts payable and accrued liabilities decreased from approximately $106,000 as of December 31, 2000 to $78,000 as of June 30, 2001 ($28,000 or
26.4%) due primarily to decreased interest expense accrued on the Greeley, Colorado note payable as of June 30, 2001 and due to the repayment of a security deposit on the Oakland property that was sold during the first quarter of 2001. Due to General Partner increased from approximately $569,000 as of December 31, 2000 to $883,000 as of June 30, 2001 ($314,000 or 55.2%) due to increased management fees owed to the General Partner as of June 30, 2001 pursuant to the Partnership Agreement (see "Results of Operations" above).

                                  Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. As of June 30, 2001, management believes that the allowance for loan losses of $4,000,000 is adequate. As of then, loans secured by trust deeds include $19,112,000 in loans delinquent over 90 days, of which $210,000 was invested in loans that were in the process of foreclosure. Due to the loan-to-value criteria established by the General Partner, in its opinion, the mortgage loans held by the Partnership appear in general to be adequately secured.

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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 2001, excluding regular distributions of net income to limited partners. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, 7.99%, 6.64%, and 6.48% for the
years ended December 31, 1994, 1995, 1996, 1997, 1998, 1999 and 2000, and the
six months ended June 30, 2001 (annualized). These percentages are the annual average of the limited partners' capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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


                           Current Economic Conditions

         The current economic climate in Northern California and the Western United States has shown increasing signs of a slowdown. Despite the Partnership's ability to purchase mortgage loans with relatively strong yields, increased competition or changes in the economy could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, the Partnership will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

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


Dated:  August 15, 2001       OWENS MORTGAGE INVESTMENT FUND,
                              a California Limited Partnership

                              By:  Owens Financial Group, Inc., General Partner


Dated:   August 15, 2001         By: /s/ William C. Owens
         ----------------           --------------------------------
                                        William C. Owens, President


Dated:   August 15, 2001         By: /s/ Bryan H. Draper
         ---------------             -------------------
                                        Bryan H. Draper, Chief Financial Officer


Dated:   August 15, 2001         By: /s/ Melina A. Platt
         ----------------            -------------------
                                        Melina A. Platt, Controller