Form 10-QT
period 2001-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 2001-11-14
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2001

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

                           Consolidated Balance Sheets

                    September 30, 2001 and December 31, 2000


                                                                            (UNAUDITED)
                                                                           September 30           December 31
                                                                               2001                  2000
                                                                               ----                  ----

                                     ASSETS

Cash and cash equivalents                                               $    38,530,983         $    6,234,479
Certificates of deposit                                                              --                 50,000
Loans secured by trust deeds, net of allowance for
  losses of $4,310,000 in 2001 and $4,000,000 in 2000                       217,083,653            219,273,464
Interest and other receivables                                                2,237,282              2,015,630
Real estate held for sale, net of allowance
  for losses of $634,000 in 2001 and $1,136,000 in 2000                       7,936,888              5,547,419
Real estate held for investment, net of accumulated depreciation
 and amortization of $278,243 in 2001 and $107,215 in 2000                   13,279,144             13,078,189
                                                                          -------------          -------------
                                                                           $279,067,950           $246,199,181
                                                                            ===========            ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       665,588         $      641,764
Due to general partner                                                          132,890                569,267
Accounts payable and accrued liabilities                                         78,210                105,640
Note payable                                                                  6,202,126              6,023,217
                                                                          -------------         --------------

     Total Liabilities                                                        7,078,814              7,339,888
                                                                          -------------         --------------

Minority interest                                                               107,122                102,103
                                                                         --------------        ---------------

PARTNERS' CAPITAL (units subject to redemption):
General partner                                                               2,663,398              2,334,845
Limited partners                                                            269,218,616            236,422,345
                                                                            -----------            -----------
     Total partners' capital                                                271,882,014            238,757,190
                                                                            -----------            -----------
                                                                           $279,067,950           $246,199,181
                                                                            ===========            ===========
The accompanying notes are an integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                        Consolidated Statements of Income
   For the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

                                                          For the Three Months Ended                  For the Nine Months Ended
                                                          --------------------------                  -------------------------
                                                         September 30          September 30         September 30        September 30
                                                             2001                  2000                 2001                2000
                                                             ----                  ----                 ----                ----
REVENUES:
     Interest income on loans secured by trust deeds  $   6,181,831         $   6,025,118        $   18,542,064      $   17,471,340
     Gain (loss) on sale of real estate, net                477,879             2,879,267             1,441,648           2,879,267
     Rental income                                          682,511               612,393             1,968,432           1,122,601
     Other income                                           220,299                39,366               416,992             160,592
                                                       ------------         -------------         -------------       -------------
     Total revenues                                       7,562,520             9,556,144            22,369,136          21,633,800
                                                        -----------           -----------         -------------       -------------

EXPENSES:
     Management fees to general partner                     654,532             1,186,069             2,280,210           3,147,729
     Servicing fees to general partner                      141,127               134,669               430,823             392,101
     Carried interest to general partner                    100,200                24,478               161,826              71,335
     Administrative                                           7,875                 7,875                23,625              23,625
     Legal and accounting                                    29,108                21,489               100,004             112,366
     Rental expenses                                        259,009               214,728             1,027,997             484,794
     Interest expense                                        99,218                93,620               337,386              93,620
     Minority interest                                        5,840                17,706                 5,019              17,706
     Provision for loan losses                              738,423                    --               738,423                  --
     Other                                                   85,084                 1,325               180,106              23,294
                                                       ------------         -------------          ------------        ------------
     Total expenses                                       2,120,416             1,701,959             5,285,419           4,366,570
                                                       ------------          ------------          ------------        ------------
     Net income                                       $   5,442,104         $   7,854,185        $   17,083,717      $   17,267,230
                                                       ============          ============          ============        ============

     Net income allocated to general partner          $      52,570         $      77,324        $      166,715      $      169,842
                                                       ============          ============          ============        ============

Net income allocated to limited partners              $   5,389,534         $   7,776,861        $   16,917,002      $   17,097,388
                                                       ============          ============          ============        ============

Net income allocated to limited partners
    per weighted average limited partnership unit             $.020                 $.034                 $.067               $.077
                                                               ====                  ====                  ====                ====
Weighted average limited partnership units              265,023,000           229,131,000           251,635,000         222,223,000
                                                        ===========           ===========           ===========         ===========

The accompanying notes are an integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 2001 and 2000
                                   (UNAUDITED)
                                                                            September 30            September 30
                                                                                2001                    2000
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $   17,083,717         $    17,267,230
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Provision for loan losses                                                   738,423                       -
     Gain on sale of real estate properties, net                              (1,441,648)             (2,879,267)
     Depreciation and amortization                                               171,028                  45,138
     Changes in operating assets and liabilities:
       Interest and other receivables                                           (221,652)                (49,875)
       Accounts payable and accrued liabilities                                  (27,430)               (332,985)
       Due to general partner                                                   (436,377)                163,566
                                                                            ------------            ------------
          Net cash provided by operating activities                           15,866,061              14,213,807
                                                                            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                              (110,722,744)            (81,558,576)
     Principal collected on loans                                                963,280                 919,801
     Loan payoffs                                                            107,842,252              59,466,576
     Sales of loans secured by trust deeds at face value                               -               6,665,913
     Investment in real estate properties                                     (2,165,244)               (180,911)
     Net proceeds from disposition of real estate properties                   4,214,040                 959,097
     Investment in corporate joint venture                                             -              (2,845,574)
     Repayment received from corporate joint venture                                   -                 581,250
     Proceeds from sale of real estate in corporate joint venture                      -               7,195,640
     Purchase of real estate in corporate joint venture                                -              (3,337,888)
     Minority interest in corporate joint venture                                  5,019                 117,706
     Proceeds from maturities of certificates of deposit                          50,000                 200,000
                                                                              ----------           -------------
         Net cash provided by (used in) investing activities                     186,603             (11,816,966)
                                                                              ----------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership units                                  32,748,594              19,110,931
     Accrued distributions payable                                                23,824                  32,556
     Advances on note payable                                                    178,909                       -
     Partners' cash distributions                                             (5,785,919)             (5,387,904)
     Partners' capital withdrawals                                           (10,921,568)            (11,390,683)
                                                                           -------------           -------------
         Net cash provided by financing activities                            16,243,840               2,364,900
                                                                           -------------           -------------

INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                 32,296,504               4,761,741
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                          6,234,479               5,216,326
                                                                           -------------            ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                         $     38,530,983        $      9,978,067
                                                                           =============            ============

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for interest                                    352,113                  46,567

See notes 2 and 3 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2001


    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three and nine month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

         New Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Partnership are as follows:

              * all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
              * intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
              * goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
              * effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
              * all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

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



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2001


    (2)  Loans Secured by Trust Deeds and Allowance for Loan Losses

         The Partnership's investment in loans delinquent greater than ninety days was $23,097,000 and $8,014,000 as of September 30, 2001 and
         December 31, 2000, respectively. The Partnership's investment in delinquent loans consisted of 9 and 8 loans as of September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001, $14,354,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,496,000. There is a non-specific allowance for credit losses of $2,814,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

         As of September 30, 2001 and December 31, 2000, loans past maturity totaled approximately $54,127,000 and $46,070,000, respectively. Of the past maturity loans at September 30, 2001, $14,956,000 represent loans for which interest payments are delinquent more than ninety days.

         During the nine months ended September 30, 2001 and 2000, the Partnership refinanced loans totaling $9,177,000 and $21,927,000, respectively.

         Changes in the allowance for loan losses for the three months ended September 30, 2001and 2000 were as follows:

                                                              2001                  2000
                                                              ----                  ----
              Balance, beginning of period                $ 4,000,000          $ 4,000,000
                  Provision                                   738,000                   --
                  Charge-offs                                (428,000)                  --
                                                            ---------            ---------
              Balance, end of period                      $ 4,310,000          $ 4,000,000
                                                            =========            =========

         The General Partner believes that the allowance for estimated loan losses is appropriate as of September 30, 2001. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

(3)   Real Estate Held for Sale

         During the quarter ended September 30, 2001, an industrial building located in Merced, California that was acquired by the Partnership through foreclosure in 1993 was sold for $1,000,000, resulting in a gain to the Partnership of approximately $478,000.





                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2001

(3)   Real Estate Held for Sale, Continued

         During the quarter ended September 30, 2001, the Partnership foreclosed on a 2nd mortgage loan secured by an office building located in Roseville, California in the amount of $210,000 and obtained the property via the trustee's sale. The Partnership subsequently paid off the 1st mortgage loan in the amount of approximately $527,000 for a total book value of $737,000 as of September 30, 2001.

         During the quarter ended September 30, 2001, a mobile home park located in Lake Charles, Louisiana that secured a Partnership loan in the amount of $2,113,600 was transferred by the borrower to a new entity named Dation, LLC, which was formed between the Partnership and an unrelated developer. As a result, the loan to the borrower was extinguished. Dation was formed to operate the existing mobile home park and to develop and sell additional lots within the park. OMIF is advancing funds to Dation to finish the remaining lots.

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

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $655,000 and $1,186,000 for the three months ended September 30, 2001 and 2000, respectively, and $2,280,000 and $3,148,000 for the nine months ended September 30, 2001 and 2000, respectively. Service fee payments to OFG approximated $141,000 and $135,000 for the three months ended September 30, 2001 and 2000, respectively, and $431,000 and $392,000 for the nine months ended September 30, 2001 and 2000, approximately.








                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2001


    (4)  Transactions with Affiliates, Continued

         The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2001. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2001, the management fees would have been $1,552,000 (increase of $898,000) and $4,739,000 (increase of $2,459,000), respectively, which would have reduced net income allocated to limited partners by approximately 16.5% and 14.4%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.017 and $.058, respectively. In determining the management fees and hence the yield to the partners, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. Thus, OFG expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that OFG will again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

    (5)  Note Payable to Bank

         The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $20,000,000. There was no balance outstanding on the line of credit as of September 30, 2001. Borrowings under this line of credit bear interest at the bank's prime rate, which was 6.0% as of September 30, 2001.The line of credit expires on July 31, 2003. The agreement requires the Partnership to meet certain financial covenants including minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of September 30, 2001.

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

Results of Operations

Three Months Ended September 30, 2001 Compared to 2000

The net income decrease of $2,412,000 (30.7%) for 2001 compared to 2000, was due to:

o     a decrease in gain on sale of real estate of $2,401,000;

o     an increase in the provision for loan losses of $738,000; and

o     an increase in other expenses of $84,000.

The net income decrease in 2001 as compared to 2000, was offset by:

o     a decrease in management fees to the general partner of $532,000;

o an increase in interest income on loans secured by trust deeds of $157,000; and

o     an increase in other income of $181,000.

         Gain on sale of real estate decreased by $2,401,000 (83.5%) for the three months ended September 30, 2001, as compared to the same period in 2000 due to the sale of the Los Gatos office building within the corporate joint venture in July 2000, which resulted in a gain of $2,690,000 for financial statement purposes. One property was sold during the quarter ended September 30, 2001, which resulted in a gain of $478,000.

         The increase in the provision for loan losses of $738,000 (100%) was made as a result of increased delinquencies in the loan portfolio as a whole and specific reserves required based on the General Partner's calculation of the fair value of the collateral on certain Partnership loans. See "Financial Condition - Loan Portfolio" below.

         The increase in other expenses of $84,000 (6,321%) was due primarily to registration fees paid to the Securities and Exchange Commission, National Association of Securities Dealers and various states related to a new Partnership registration statement filed in September 2001.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The decrease in management fees of $532,000 (44.8%) during the quarter ended September 30, 2001 as compared to 2000 was primarily a result of increased delinquencies in the Partnership's mortgage portfolio during the quarter.

         In determining the management fees and hence the yield to the partners, the General Partner may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. The General Partner expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that the General Partner will again receive less than the maximum management fees in the future. However, if the General Partner chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

         If the maximum management fees had been paid to the General Partner during the three months ended September 30, 2001, the management fees would have been $1,552,000 (increase of $898,000), which would have reduced net income allocated to limited partners by approximately 16.5%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.017.

         Interest income on loans secured by trust deeds increased $157,000 (2.6%) for the three months ended September 30, 2001, as compared to the same period in 2000. This increase was a result of an increase in the weighted average yield of the loan portfolio from 11.38% for the three months ended September 30, 2000 to 11.75% for the three months ended September 30, 2001. In addition, the average loan portfolio grew by 4.8% for the quarter ended September 30, 2001 as compared to 2000. The increased income resulting from the growth in the weighted average yield and the average loan portfolio were offset by an increase in loans greater than 90 days delinquent in payments as of September 30, 2001 as compared to September 30, 2000. See "Financial Condition - Loan Portfolio" below.

         The increase in other income of $181,000 (459.6%) for the quarter ended September 30, 2001 as compared to 2000 was primariliy the result of interest income from increased funds pending investment in mortgage loans during the quarter ended September 30, 2001. These funds were invested in money market accounts and commercial paper. The increase in funds pending investment was primarily a result of increased sales of Partnership units (including sales under the Partnership's Distribution Reinvestment Plan) without the investment in new loans of the same amount.

Nine Months Ended September 30, 2001 Compared to 2000

The net income decrease of $184,000 (1.1%) for 2001 compared to 2000, was due to:

o     a decrease in gain on sale of real estate of $1,438,000;

o     an increase in the provision for loan losses of $738,000;

o     an increase in rental expenses of $543,000;

o     an increase in interest expense of $244,000; and

o     an increase in other expense of $157,000.

The net income decrease in 2001 as compared to 2000, was offset by:

o an increase in interest income on loans secured by trust deeds of $1,071,000;

o     a decrease in management fees to General Partner of $868,000.

o     an increase in rental income of $846,000; and

o     an increase in other income of $256,000.

         Gain on sale of real estate decreased by $1,438,000 (49.9%) for the nine months ended September 30, 2001, as compared to the same period in 2000 due to the sale of the Los Gatos office building within the corporate joint venture in July 2000, which resulted in a gain of $2,690,000 for financial statement purposes. Four properties were sold during the nine months ended September 30, 2001, which resulted in a total net gain of $1,442,000.

         The increase in the provision for loan losses of $738,000 was made as a result of increased delinquencies in the loan portfolio as a whole and specific reserves required based on the General Partner's calculation of the fair value of the collateral on certain Partnership loans. See "Financial Condition - Loan Portfolio" below.

         The increase in rental income of $846,000 (75.4%) during the nine months ended September 30, 2001 as compared to 2000 was primarily a result of the purchase of the retail development in Greeley, Colorado in July 2000. Thus, the Partnership had only approximately two months of rental income from this property in 2000 as compared to a full nine months of rental income in 2001.

         The increase in rental expenses of $543,000 (112.1%) during the nine months ended September 30, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado in July 2000. Thus, the Partnership had only approximately two months of rental expenses from this property in 2000 as compared to a full nine months of rental expenses in 2001.

         The increase in interest expense of $244,000 (260.4%) during the nine months ended September 30, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado in July 2000. Thus, the Partnership had only approximately two months of interest expense from this property in 2000 as compared to a full nine months of interest expense in 2001.

         The increase in other expenses of $157,000 (673.2%) was due primarily to registration fees paid to the Securities and Exchange Commission, National Association of Securities Dealers and various states related to a new Partnership registration statement filed in September 2001.

         Interest income on loans secured by trust deeds increased $1,071,000 (6.1%) for the nine months ended September 30, 2001, as compared to the same period in 2000. This increase was a result of an increase in the weighted average yield of the loan portfolio from 11.29% for the nine months ended September 30, 2000 to 11.71% for the nine months ended September 30, 2001. In addition, the average loan portfolio grew by 9.9% for the nine months ended September 30, 2001 as compared to 2000. The increased income resulting from the growth in the weighted average yield and the average loan portfolio were offset by an increase in loans greater than 90 days delinquent in payments as of September 30, 2001 as compared to September 30, 2000. See "Financial Condition - Loan Portfolio" below.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The decrease in management fees of $868,000 (27.6%) during the nine months ended September 30, 2001 as compared to 2000 was primarily a result of increased delinquencies in the Partnership's loan portfolio.

         In determining the management fees and hence the yield to the partners, the General Partner may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. The General Partner expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that the General Partner will again receive less than the maximum management fees in the future. However, if the General Partner chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

         If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2001, the management fees would have been $4,739,000 (increase of $2,459,000), which would have reduced net income allocated to limited partners by approximately 14.4%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.058.


         The increase in other income of $256,000 (159.6%) for the nine months ended September 30, 2001 as compared to 2000 was primariliy the result of interest income from increased funds pending investment in mortgage loans during the nine month period ended September 30, 2001. These funds were invested in money market accounts and commercial paper. The increase in funds pending investment was primarily a result of increased sales of Partnership units (including sales under the Partnership's Distribution Reinvestment Plan) without the investment in new loans of the same amount.

Financial Condition

September 30, 2001 and December 31, 2000

Loan Portfolio

         The number of Partnership mortgage investments decreased from 116 to 103, and the average loan balance increased from $1,925,000 to $2,149,000 between December 31, 2000 and September 30, 2001. The average loan balance in the Partnership's portfolio has been steadily increasing for several years. This is due to the fact that there are more lenders competing for short-term bridge financing at loan levels of $1,000,000 and less, and many of these lenders have the financial capabilities of funding these loans at more competitive rates. However, the current opportunities for maximizing the return to the Partnership are greater for larger loan amounts.

                  Approximately $23,097,000 (10.4%) and $8,014,000 (3.6%) of the
loans invested in by the Partnership were more than 90 days delinquent in payment as of September 30, 2001 and December 31, 2000, respectively. Of these amounts, approximately $7,309,000 (3.3%) and $5,202,000 (2.3%), respectively, were in the process of foreclosure, and approximately $2,665,000 (1.2%) and $65,000 (0.03%), respectively, involved loans to borrowers who were in bankruptcy.

         Loans more than 90 days delinquent increased by $15,083,000 (188.2%) from December 31, 2000 to September 30, 2001, primarily due to four loans which became delinquent during the nine months ended September 30, 2001.

         The largest delinquent loan with a principal balance of $9,065,000 as of September 30, 2001 (original balance of $12,649,000), is expected to have a total loss of $550,000. A loan loss reserve in the amount of $1,000,000 was previously established on this loan. In July 2001, a modification agreement was executed on this loan whereby an additional $550,000 was agreed to be advanced to the borrower to allow it to complete construction and sales of the condominium units securing the loan. In July and October 2001, the $550,000 was advanced to the borrower. This additional advance will not be paid back by the borrower and was considered a loss offsetting the $1,000,000 loan loss reserve. No further advances will be made under this agreement.

         In addition, in July 2001 a new $850,000 loan secured by two other properties was made to the borrower by the Partnership. The funds from this loan will be disbursed to the borrower to complete construction of the units. The new loan accrues interest at the prime rate (6.0% as of September 30, 2001) and is due in 2008. Interest payments on the loan are to be deferred during the first two years of the term and added to the principal balance of the loan.

         The borrower is expected to fully payoff the original loan as the condominium units are sold by the end of 2001. No past due or future interest is expected to be collected on the original loan. As of November 12, 2001, approximately $6,989,000 of payoff funds had been received by the Partnership on sold units.

         Of the remaining three loans with an aggregate principal balance of $8,807,000, two loans are considered to be impaired and an additional specific loan loss allowance was established for these loans during the quarter ended September 30, 2001 in the total amount of $1,000,000.

         Loans in the process of foreclosure increased by $2,107,000 (40.5%) due primarily to two loans in the total amount of $6,507,000 that became delinquent during the three months ended September 30, 2001 and are now in the process of foreclosure. The Partnership has recorded a specific loan loss allowance in the amount $300,000 for one of these loans. The increase in loans in foreclosure was offset by one loan in the amount of $2,600,000 in which the borrower entered bankruptcy during the nine months ended September 30, 2001 and, thus, it is no longer in foreclosure.

         As of September 30, 2001 and December 31, 2000, the Partnership held the following types of mortgages:

                                                September 30,            December 31,
                                                    2001                      2000
                                                    ----                      ----

         1st Mortgages                          $  214,079,121             212,831,212
         2nd Mortgages                               7,249,887              10,377,607
         3rd Mortgages                                  64,645                  64,645
                                                   -----------             -----------
            Total                               $  221,393,653          $  223,273,464
                                                   ===========             ===========

         Income Producing Properties            $  179,705,382          $  169,840,446
         Construction                               18,461,977              41,417,905
         Unimproved Land                            12,161,641              11,870,113
         Residential                                11,064,653                 145,000
                                                   -----------             -----------
            Total                               $  221,393,653          $  223,273,464
                                                   ===========             ===========

         As of September 30, 2001 and December 31, 2000, approximately 59% and 54% of the Partnership's mortgage loans are secured by real property located in Northern California.

         The Partnership's investment in residential loans rose by $10,920,000 (7,431%) since December 31, 2000 due to the investment in one loan in the amount of $2,000,000 secured by three residential properties located in Los Altos, California and the reclassification of the $9,065,000 delinquent loan (discussed above) to residential from construction because all construction was completed as of September 30, 2001. All of the residential loans are first trust deeds.

The Partnership's investment in construction loans decreased by $47,996,000 (72.2%) since December 31, 2000. This decrease was primarily due to the completion of construction and lease-up of the related properties of several of the Partnership's construction loans that resulted in a change in classification to income-producing or residential, including the reclassification of the $9,065,000 delinquent loan (discussed above) to residential from construction because all construction was completed as of September 30, 2001.

         Changes in the allowance for loan losses for the nine months ended September 30, 2001and 2000 were as follows:

                                                              2001                  2000
                                                              ----                  ----
              Balance, beginning of period                $ 4,000,000          $ 4,000,000
                  Provision                                   738,000                   --
                  Charge-offs                                (428,000)                  --
                                                            ---------            ---------
              Balance, end of period                      $ 4,310,000          $ 4,000,000
                                                            =========            =========

Real Estate Properties Held for Sale and Investment

         The Partnership currently holds title to twelve properties held for sale and investment in the amount of $21,216,000, net of allowance for losses of $634,000. Eleven of the twelve properties were acquired through foreclosure between January 1, 1993 and September 30, 2001. One of the properties is a retail commercial development located in Greeley, Colorado, which was acquired via a reverse, like-kind exchange in July 2000, from the sale of a previous property that the Partnership had acquired through foreclosure. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

         During the quarter ended September 30, 2001, an industrial building located in Merced, California that was aquired by the Partnership thorugh foreclosure in 1993 was sold for $1,000,000, resulting in a gain to the Partnership of approximately $478,000 (net of the allowance for real estate losses established on this property in the amount of $350,000).

         During the quarter ended September 30, 2001, the Partnership foreclosed on a 2nd mortgage loan secured by an office building located in Roseville, California in the amount of $210,000 and obtained the property via the trustee's sale. The Partnership subsequently paid off the 1st mortgage loan in the amount of approximately $527,000 for a total book value of $737,000 as of September 30, 2001.

         During the quarter ended September 30, 2001, a mobile home park located in Lake Charles, Louisiana that secured a Partnership loan in the amount of $2,113,600 was transferred by the borrower to a new entity named Dation, LLC, which was formed between the Partnership and an unrelated developer. As a result, the loan to the borrower was extinguished. Dation was formed to operate the existing mobile home park and to develop and sell additional lots within the park. The Partnership is advancing funds to Dation to finish the remaining lots.

         Three of the Partnership's twelve properties do not currently generate revenue. Expenses from rental properties have increased from approximately $215,000 to $259,000 (20.6%) for the three months ended September 30, 2000 and 2001, respectively, and revenues associated with these properties have increased from $612,000 to $683,000 (11.5%). The increases in income and expenses are primarily a result of the purchase of the Greeley, Colorado property in July 2000, as discussed above.

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

         In June 2001, eight condominium units that secured a Partnership loan in the total amount of $1,045,000 were transferred by the borrower via a statutory warranty deed to a new entity named Oregon Leisure Homes, LLC (OLH), which was formed between the Partnership and an unrelated developer. OLH was formed to complete development and sales of the condominium units.

           As of September 30, 2001, the Partnership had advanced approximately $332,000 to OLH for construction and other related development costs.

Dation, LLC

                  As discussed above, in July 2001, a mobile home park located in Lake Charles, Louisiana that secured a Partnership loan in the amount of $2,113,600 was transferred by the borrower to a new entity named Dation, LLC (Dation), which was formed between the Partnership and an unrelated developer. The Partnership is advancing funds to Dation to finish the remaining lots under the existing loan terms and may provide additional financing to Dation.

         As of September 30, 2001, the Partnership had advanced an additional $36,000 to Dation under the existing loan for development costs.

Investment in Limited Partnership

         In June 2001, the Partnership contributed 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure in 1996) to a limited partnership for a $500,000 capital contribution. The limited partnership, University Hills, L.P. (University Hills) was formed with two other unrelated developers for the purpose of developing and leasing an apartment complex on the land. The partners in University Hills may make additional capital contributions and/or partnership loans, as may be necessary from time to time. All capital contributions will earn a return equal to 10% per annum and any loans will be paid a rate equal to 15% per annum. The Partnership has a 50% interest in the cash flow of University Hills after all capital contributions and 10% return have been paid to the partners.

         As of September 30, 2001, the Partnership advanced approximately $102,000 to University Hills for loan fees and development costs. These advances will be repaid to the Partnership once University Hills secures its construction loan.

Cash and Cash Equivalents and Commercial Paper

           Cash and cash equivalents and commercial paper increased from approximately $6,284,000 as of December 31, 2000 to $38,531,000 as of September 30, 2001 ($32,247,000 or 513%) due primarily to the increase in the sale of partnership units (including sales under the Partnership's Distribution Reinvestment Plan) during the nine months ended September 30, 2001 without the investment in loans of the same amount.

Interest and Other Receivables

         Interest and other receivables increased from approximately $2,016,000 as of December 31, 2000 to $2,237,000 as of September 30, 2001 ($222,000 or
11.0%) due primarily to the increase in the average loan portfolio, offset by the increase in loans greater than 90 days delinquent in payments (see "Financial Condition - Loan Portfolio" above). Interest income is not being accrued on these delinquent loans as of September 30, 2001.

Accounts Payable and Accrued Liabilities and Due to General Partner

         Accounts payable and accrued liabilities decreased from approximately $106,000 as of December 31, 2000 to $78,000 as of September 30, 2001 ($27,000 or
25.9%) due primarily to decreased interest expense accrued on the Greeley, Colorado note payable as of September 30, 2001 and due to the repayment of a security deposit on the Oakland property that was sold during the first quarter of 2001. Due to General Partner decreased from approximately $569,000 as of December 31, 2000 to $133,000 as of September 30, 2001 ($436,000 or 76.7%) due
to decreased management fees owed to the General Partner as of September 30, 2001 pursuant to the Partnership Agreement (see "Results of Operations" above).

Note Payable

         Note payable increased from approximately $6,023,000 as of December 31, 2000 to $6,202,000 ($179,000 or 3.0%) due to additional advances made on the note payable securing the Greeley, Colorado retail property that are being used to complete improvements to the property. There is an additional $1,190,000 to be advanced from the note for construction and tenant improvements.

                                  Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner's evaluation of the risk inherent in the Partnership's loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

o     prevailing economic conditions;

o     historical experience;

o     the nature and volume of the loan portfolio;

o borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;

o     evaluation of industry trends;

o     review and evaluation of loans identified as having loss potential; and

o     estimated net realizable value or fair value of any underlying collateral.


         Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. There was a loss of $428,000 realized on a Partnership loan during the nine months ended September 30, 2001 (see discussion under "Financial Condition" above). There were no actual losses incurred on loans by the Partnership during years ended December 31, 2000, 1999 and 1998. In addition, the Partnership realized a loss on real estate in the amount of $712,000 from the sale of a foreclosed property to the General Partner at its fair market value during 1998. As of September 30, 2001, management believes that the allowance for loan losses of $4,310,000 is adequate.

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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 2001, excluding regular distributions of net income to limited partners. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, 7.99%, 6.64%, and 5.71% for the
years ended December 31, 1994, 1995, 1996, 1997, 1998, 1999 and 2000, and the
nine months ended September 30, 2001 (annualized). These percentages are the annual average of the limited partners' capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

         The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per Unit within 61 to 91 days after written notices are delivered to the General Partner, subject to the following limitations, among others:

o No withdrawal of Units can be requested or made until at least one year from the date of purchase of those Units other than Units received under the Partnership's Reinvested Distribution Plan.

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


                           Current Economic Conditions

         The current economic climate in Northern California and the Western United States has shown increasing signs of a slowdown. Interest rates have continued to decline and several key indices are at the lowest levels seen in the past several years. Despite the Partnership's ability to purchase mortgage loans with relatively strong yields, increased competition or changes in the economy could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, the Partnership will invest its excess cash in shorter-term alternative investments yielding considerably less than the current investment portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in money market accounts, commercial paper, loans held in the Partnership's portfolio and a note payable securing a real estate property owned by the Partnership as of September 30, 2001. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2002 through 2006 and separately aggregates the information for all maturities arising after 2006. The carrying values of these assets and liabilities approximate their fair values as of September 30, 2001.

            Interest Earning Assets and Interest Bearing Liabilities,
                           Aggregated by Maturity Date
                        Twelve Months Ended September 30,

                          2002           2003           2004          2005           2006        Thereafter       Total
                          ----           ----           ----          ----           ----        ----------       -----
Interest earning
assets:
Money market
  accounts              $ 28,047,038                                                                            $ 28,047,038
                                                 -              -             -              -              -
Average interest                2.9%                                                                                    2.9%
rate                                             -              -             -              -              -
Commercial paper        $  9,999,048                                                                            $  9,999,048
Average interest                3.4%                                                                                    3.4%
rate
Loans secured by
  trust deeds           $124,282,010   $ 50,486,273   $ 21,421,027   $ 2,688,495    $ 2,863,559   $ 19,652,289  $221,393,653

Average interest               12.0%          11.7%          10.6%         11.7%          12.0%          11.7%         11.8%
rate

Interest bearing
liabilities:
Note payable to bank               -   $  6,202,126             -             -              -              -    $ 6,202,126

Average interest rate              -           6.8%             -             -              -              -           6.8%


Market Risk

         Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership's note payable bears interest at a variable rate, tied to the LIBOR rate of interest. As a result, the Partnership's primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note payable. The majority of the Partnership's mortgage loans (82.9% as of September 30, 2001) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership's existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

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


Dated:  November 13, 2001      OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   November 13, 2001          By: /s/ William C. Owens
         -----------------              --------------------
                                        William C. Owens, President


Dated:   November 13, 2001          By: /s/ Bryan H. Draper
         -----------------              -------------------
                                        Bryan H. Draper, Chief Financial Officer


Dated:   November 13, 2001          By: /s/ Melina A. Platt
         -----------------              ------------------
                                        Melina A. Platt, Controller