Form 10KT405
period 2001-12-31
OWENS MORTGAGE INVESTMENT FUND
filed 2002-03-26
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001            Commission file number
                                                                0-17248

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


   California                                                  68-0023931
---------------                                                ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

2221 Olympic Boulevard
Walnut Creek, California                                          94595
------------------------                                          -----
(Address of principal executive                                 (Zip Code)
offices)

Registrant's telephone number,
including area code                                          (925) 935-3840
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with Registrant's Registration Statement No.333-69272 are incorporated by reference into Part IV.

Exhibit Index at page 57.

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

         Owens Financial Group, Inc. (the General Partner) makes, arranges or purchases all of the loans invested in by the Partnership. The Partnership's mortgage loans are secured by mortgages on unimproved, improved, income-producing and non-income-producing real property, such as apartments, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.

         The following table shows the growth in total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2001, 2000, 1999, 1998, 1997 and 1996.

                                        Total Partners'             Mortgage                    Net
                                           Capital                 Investments                 Income

2001............................       $   272,286,714           $   213,703,469            $   21,889,224
2000............................       $   238,757,190           $   223,273,464            $   22,535,056
1999 ...........................       $   214,611,813           $   200,356,517            $   17,479,853
1998 ...........................       $   201,340,802           $   182,721,465            $   16,978,692
1997............................       $   190,731,135           $   174,714,607            $   15,420,247
1996............................       $   176,840,104           $   154,148,933            $   14,758,412

         As of December 31, 2001, the Partnership held investments in 97 mortgage loans, secured by liens on title and leasehold interests in real property, and one loan secured by a collateral assignment of a limited liability company that owns and is developing commercial real property in Arizona. 54% of the mortgage loans are located in Northern California. The remaining 45% are located in Southern California, Arizona, Colorado, Hawaii, Idaho, Nebraska, Nevada, Oregon, South Carolina, Texas, Virginia and Washington.


The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2001:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2001)

                                                        Number of Loans         Amount            Percent

1st Mortgages....................................                 85        $ 205,139,594           95.99%
2nd Mortgages....................................                 12            8,563,875            4.01%
                                                                  --        -------------          -------
                                                                  97        $ 213,703,469          100.00%
                                                                  ==        =============          =======


Maturing on or before December 31, 2002 (1)......                 53        $ 128,299,356           60.04%
Maturing on or between January 1, 2003 and December
  31, 2005.......................................                 30           67,654,702           31.66%
Maturing on or between January 1, 2006 and September
  1, 2018                                                         14           17,749,411            8.30%
                                                                  --        -------------          -------
                                                                  97        $ 213,703,469          100.00%
                                                                  ==        =============          =======


Income Producing Properties......................                 79        $ 180,506,295           84.47%
Construction.....................................                  7           14,773,984            6.91%
Unimproved Land..................................                  9           15,360,822            7.19%
Residential......................................                  2            3,062,368            1.43%
                                                                 ---        -------------          -------
                                                                  97        $ 213,703,469          100.00%
                                                                  ==        =============          =======

--------
(1)      Approximately $40,927,000 was past maturity as of December 31, 2001.

         The average loan balance of the mortgage loan portfolio of $2,203,000 as of December 31, 2001 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured by commercial properties. Of such investments, 17.4% earn a variable rate of interest and 82.6% earn a fixed rate of interest. All were negotiated according to the Partnership's investment standards.
         As of December 31, 2001, the Partnership was invested in construction loans in the amount of approximately $14,774,000 and in loans partially secured by a leasehold interest of $23,746,000.

         The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

o $41,431,000 in cash and cash equivalents held for investment, required to transact the business of the Partnership and/or in conjunction with contingency reserve requirements;

o        $28,200,000 in real estate held for sale and investment; and

o        $2,253,000 in interest and other receivables.






Delinquencies

         The General Partner does not regularly examine the existing loan portfolio to see if acceptable loan-to-value ratios are being maintained because the majority of loans mature in a period of only 1-3 years. The General Partner will perform an internal review on a loan secured by property in the following circumstances:

o        payments on the loan become delinquent;

o        the loan is past maturity;

o it learns of physical changes to the property securing the loan or to the area in which the property is located; or

o it learns of changes to the economic condition of the borrower or of leasing activity of the property securing the loan.

         A review includes a physical evaluation of the property securing the loan and the area in which the property is located, the financial stability of the borrower, and the property's occupancy.

         As of December 31, 2001, the Partnership's portfolio included $18,604,000 (compared with $8,014,000 as of December 31, 2000) of loans delinquent more than 90 days, representing 8.4% of the Partnership's investment in mortgage loans. Loans delinquent more than 90 days have historically represented between 3% to 10% of the total loans outstanding at any given time. The balance of delinquent loans at December 31, 2001 includes $5,327,000 (compared with $5,202,000 as of December 31, 2000) in the process of foreclosure and $6,182,000 (compared with $65,000 as of December 31, 2000) involving loans to borrowers who are in bankruptcy. The General Partner believes that these loans may result in a loss of principal and foregone interest. However, the General Partner believes that the $4,425,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 2001 is sufficient to cover any potential losses of principal. With the exception of the Sonora property on which the Partnership recorded a loss of $712,000 in 1997 and $614,000 of losses on two loans in 2001, the Partnership has not suffered material losses on defaults or foreclosures.

         Of the $8,014,000 that was delinquent as of December 31, 2000, $5,220,000 remained delinquent as of December 31, 2001, $850,000 was paid off, $80,000 became real estate acquired through foreclosure of the Partnership, $1,800,000 was brought current, and $64,000 was written off as uncollectible.

         In limited instances, the General Partner advances certain payments on behalf of borrowers of Partnership loans, such as property taxes, insurance and mortgage interest pursuant to senior indebtedness. Such payments made on loans by the General Partner during 2001 totaled approximately $136,000 of which $52,000 had been reimbursed to OFG by the borrowers as of December 31, 2001. The Partnership has no obligation to repay such amounts to the General Partner.

         Following is a table representing the Partnership's delinquency experience (over 90 days) as of December 31, 1998, 1999, 2000 and 2001 and foreclosures by the Partnership during the years ended December 31, 1998, 1999, 2000 and 2001:

                                                    1998               1999              2000               2001
                                                    ----               ----              ----               ----
Delinquent Loans.......................       $     8,710,000    $    7,415,000    $     8,014,000    $    18,604,000
Nonperforming Delinquent Loans.........       $     7,904,000    $    7,415,000    $     8,014,000    $    18,604,000
Loans Foreclosed.......................       $       508,000    $    2,001,000    $       685,000    $     3,369,000
Total Mortgage Investments.............       $   182,721,000    $  200,357,000    $   223,273,000    $   213,703,000
Percent of Delinquent Loans to Total Loans              4.77%             3.70%              3.59%              8.71%
Percent of Nonperforming Delinquent Loans
  to Total Loans.......................                 4.33%             3.70%              3.59%              8.71%


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

Compensation and Reimbursement from the Partnership

         Management Fees

          Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The management fee is paid monthly and cannot exceed 2 3/4% annually of the average unpaid balance of the Partnership's mortgage loans at the end of each of the 12 months in the calendar year. Since this fee is paid monthly, it could exceed 2 3/4% in one or more months, but the total fee in any one year is limited to a maximum of 2 3/4%, and any amount paid above this must be repaid by the General Partner to the Partnership. The General Partner is entitled to receive a management fee on all loans, including those that are delinquent. The General Partner believes this is justified by the added effort associated with such loans. In order to maintain a competitive yield for the Partnership, the General Partner in the past has chosen not to take the maximum allowable compensation. A number of factors are considered in the General Partner's monthly meeting to determine the yield to pay to partners. These factors include:

o Interest rate environment and recent trends in interest rates on loans and similar investment vehicles;

o        Delinquencies on Partnership loans;

o        Level of cash held pending investment in mortgage loans; and

o Real estate activity, including net operating income from real estate and gains/losses from sales.

         Once the yield is set and all other items of tax basis income and expense are determined for a particular month, the management fees are also set for that month. Large fluctuations in the management fees paid to the General Partner are normally a result of extraordinary items of income or expense within the Partnership (such as gains or losses from sales of real estate, etc.) or fluctuations in the level of delinquent loans, since the majority of the Partnership's assets are invested in mortgage loans.

         If the maximum management fees had been paid to the General Partner during the year ended December 31, 2001, the management fees would have been $6,287,000 (increase of $2,849,000), which would have reduced net income allocated to limited partners by approximately 13.0%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.07.

         If the maximum management fees had been paid to the General Partner during the years ended December 31, 2000 and 1999, the management fees would have been $5,845,000 (increase of $1,931,000) and $5,276,000 (increase of
$2,623,000), respectively, which would have reduced net income allocated to limited partners by approximately 8.7% and 15.2%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.09 and $.07, respectively.

         Servicing Fees

         The General Partner has serviced all of the mortgage loans held by the Partnership and expects to continue this policy. The Partnership Agreement permits the General Partner to receive from the Partnership a monthly servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed for the provision of such mortgage services on that type of loan or up to 0.25% per annum of the unpaid balance of mortgage loans held by the Partnership. The General Partner has historically been paid the maximum servicing fee allowable.

         Carried Interest

         Based upon the Partnership's investment in mortgages of a minimum of 86.5% of capital contributions, the General Partner receives a carried interest of 1/2 of 1% of the aggregate capital accounts of the limited partners, which is additional compensation to the General Partner. The carried interest is increased each month by 1/2 of 1% of the net increase in the capital accounts of the limited partners. If there is a net decrease in the capital accounts for a particular month, no carried interest is allocated for that month and the allocation to carried interest is "trued-up" to the correct 0.5% amount in the next month that there is an increase in the net change in capital accounts. Thus, if the Partnership generates an annual yield on capital of the limited partners of 10%, the General Partner would receive additional distributions on its carried interest of approximately $150,000 per year if $300,000,000 of Units were outstanding. In addition, if the Partnership were liquidated, the General Partner could receive up to $1,500,000 in capital distributions without having made equivalent cash contributions as a result of its carried interest. These capital distributions, however, will be made only after the limited partners have received capital distributions equaling 100% of their capital contributions.

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

         Late Payment Charges

         All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner. Generally, on the majority of the Partnership's loans, the late payment fee charged to the borrower for late payments is 10% of the payment amount. In addition, on the majority of the Partnership's loans, the additional interest charge required to be paid by borrowers once a loan is past maturity is in the range of 3%-5% (paid in addition to the pre-default interest rate).



                  Table of Compensation and Reimbursed Expenses

         The following table summarizes the compensation and reimbursed expenses paid to the General Partner or its affiliates for the years ended December 31, 2001 and 2000, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms'-length negotiation.

                                                       Year Ended                             Year Ended
                                                       ----------                             ----------
                                                     December 31, 2001                      December 31, 2000
                                                     -----------------                      -----------------

                                                                     Maximum                                Maximum
Form of Compensation                              Actual             Allowable           Actual             Allowable
--------------------                              ------             ---------           ------             ---------
Paid by the Partnership:
Management Fees*.....................         $   3,438,000      $   6,287,000       $   3,914,000     $   5,845,000
Servicing Fees.......................               572,000            572,000             531,000           531,000
Carried Interest.....................               173,000            173,000             102,000           102,000
                                               ------------       ------------        ------------      ------------
Subtotal                                      $   4,183,000      $   7,032,000       $   4,547,000     $   6,478,000
                                               ------------       ------------        ------------      ------------

Paid by Borrowers:
Loan Origination Fees................         $  6,990,000       $   6,990,000      $   7,936,000     $   7,936,000
Late Payment Charges.................            1,297,000           1,297,000          1,118,000         1,118,000
                                               -----------        ------------       ------------      ------------
Subtotal                                      $  8,287,000       $   8,287,000      $   9,054,000     $   9,054,000
                                               -----------        ------------       ------------      ------------

Grand Total                                   $ 12,470,000       $ 15,319,000       $ 13,601,000      $  15,532,000
                                               ===========        ===========        ===========       ============

Reimbursement by the Partnership of
Other Expenses                                $     32,000       $     32,000       $     32,000      $      32,000
                                               ===========        ===========        ===========       ============

-------
* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the partners.

         Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2001 and 2000, exclusive of expense reimbursement, was $12,470,000 and $13,601,000, respectively, or 4.6% and 5.7%, respectively, of partners' capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $15,319,000 and $15,532,000, respectively, or 5.6% and 6.5%, respectively, of partners' capital, which would have reduced net income allocated to limited partners by approximately 13.0% and 8.7%, respectively.

         Loan origination fees as a percentage of loans purchased by the Partnership were 4.3%, 6.8% and 5.6% for the years ended December 31, 2001, 2000, and 1999, respectively. Of the $6,990,000 in loan origination fees accrued during the year ended December 31, 2001, approximately $225,000 were back-end fees earned as of December 31, 2001 but will not be collected until the related loans are paid off in full. Of the $7,936,000 in loan origination fees accrued during the year ended December 31, 2000, approximately $5,033,000 were back-end fees earned but not collected as of December 31, 2000. In the year ended December 31, 2000, two loans in the total amount of $45,419,000 had loan origination fees totaling $4,542,000. In the year ended December 31, 1999, one loan in the amount of $12,025,000 had a loan origination fee of $2,900,000.

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

Principal Investment Objectives

         The Partnership invests primarily in mortgage loans on commercial, industrial and residential income-producing real property and land. The General Partner arranges, makes and/or purchases all loans, which are then either made or purchased by the Partnership, on a loan-by-loan basis. Normally, when the Partnership has sufficient funds available to make or invest in a specific loan, the General Partner will give the Partnership priority in making or purchasing the loan over other persons to whom the General Partner may sell loans as a part of its business. However, there may be limited instances when another investor may be given priority over the Partnership to purchase a particular loan, such as when the particular loan does not meet all of the investment criteria of the Partnership, when the General Partner does not want to add more of a particular loan type to the Partnership's portfolio, or when certain investors have significant funds available to invest in certain mortgage loans. Factors that further influence the General Partner in determining whether the Partnership has priority over other investors include the following:

o All loans arranged by the General Partner which are secured by property located outside the State of California and that satisfy investment criteria of the Partnership will be acquired by the Partnership; and

o All hypothecation loans (also called "wrap-around loans" or "all-inclusive deeds of trust") will be made or acquired by the Partnership. A hypothecation loan is one in which the security for the loan is the assignment of another secured promissory note.

          In December 2001, the Partnership obtained its California Finance Lender ("CFL") license to enable it to fund loans directly to borrowers. Obtaining this license has not changed the business of the Partnership in any way or changed the duties of or fees paid to the General Partner. The main benefit of the Partnership receiving its CFL license is the quicker investment of proceeds from capital contributions and loan payoffs into new loans, which may increase the income earned by the Partnership.

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

o        current and projected cash flow generated by the property;

o        potential for rental rate increases;

o        the marketability of the investment;

o        geographic location of the property;

o        the condition and use of the property;

o        the property's income-producing capacity;

o        the quality, experience and creditworthiness of the borrower;

o        general economic conditions in the area where the property is located;
         and

o        any other factors that the General Partner believes are relevant.

         Substantially all investment loans of the Partnership are arranged or originated by the General Partner, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, the General Partner is continuously evaluating prospective investments. The General Partner originates loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. The Partnership may purchase existing loans that were originated by other lenders. Such a loan might be obtained by the General Partner from a third party and sold to the Partnership at an amount equal to or less than its face value. The General Partner evaluates all potential mortgage loan investments to determine if the security for the loan and the loan-to-value ratio meet the standards established for the Partnership, and if the loan can meet the Partnership's investment criteria and objectives. An appraisal will be ordered on the property securing the loan, and an officer, director, agent or employee of the General Partner will inspect the property during the loan approval process.

         The Partnership requires that each borrower obtain a title insurance policy as to the priority of the mortgage and the condition of title. The Partnership obtains an independent appraisal from a qualified appraiser for each property in which it invests. Appraisals will ordinarily take into account factors such as property location, age, condition, estimated replacement cost, community and site data, valuation of land, valuation by cost, valuation by income, economic market analysis, and correlation of the foregoing valuation methods. The General Partner additionally relies on its own independent analysis in determining whether or not to make a particular mortgage loan.

         The General Partner has the power to cause the Partnership to become a joint venturer, partner or member of an entity formed to own, develop, operate and/or dispose of properties owned or co-owned by the Partnership acquired through foreclosure of a loan. To date, the Partnership has entered into four such ventures for purposes of developing and disposing of properties acquired by the Partnership through foreclosure. The General Partner may enter into such ventures in the future.

Types of Mortgage Loans

         The Partnership invests in first, second, and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. The Partnership does not ordinarily make or invest in mortgage loans with a maturity of more than 15 years, and most loans have terms of 1-3 years. Virtually all loans provide for monthly payments of interest and some also provide for principal amortization. Most Partnership loans provide for payments of interest only and a payment of principal in full at the end of the loan term. The General Partner does not generally originate loans with negative amortization provisions. The Partnership does not have any policies directing the portion of its assets that may be invested in construction loans, loans secured by leasehold interests and second, third and wrap-around mortgage loans. However, the General Partner recognizes that these types of loans are riskier than first deeds of trust on income-producing, fee simple properties and will seek to minimize the amount of these types of loans in the Partnership's portfolio. Additionally, the General Partner will consider that these loans are riskier when determining the rate of interest on the loans.

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

         The Partnership will not usually disburse funds on a construction loan until work in the previous phase of the project has been completed, and an independent inspector has verified completion of work to be paid for. In addition, the Partnership requires the submission of signed labor and material lien releases by the contractor in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds.

         Leasehold Interest Loans

         Loans on leasehold interests are secured by an assignment of the borrower's leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit the General Partner to cure any default under the lease.

         Variable Rate Loans

         Approximately 17.4% ($37,164,000) of the Partnership's loans as of December 31, 2001 bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).

         The General Partner may negotiate spreads over these indices of from 2.5% to 5.5%, depending upon market conditions at the time the loan is made.

         The following is a summary of the various indices described above as of December 31, 2001 and December 31, 2000:

                                                      December 31,              December 31,
                                                          2001                     2000
                                                     ----------------          ---------------
     One-year Treasury Constant Maturity Index            2.28%                     5.34%

     Five-year Treasury Constant Maturity Index           4.49%                     4.98%

     Prime Rate Index                                     4.75%                     9.50%

     Monthly Weighted Average Cost of Funds for
       Eleventh District Savings Institutions             3.37%                     5.62%

         The majority of the Partnership's variable rate loans use the five-year Treasury Constant Maturity Index. This index tends to be less sensitive to fluctuations in market rates. Thus, it is possible that the rates on the Partnership's variable rate loans will rise slower than the rates of other loan investments available to the Partnership. However, most variable rate loans arranged by the General Partner contain provisions whereby the interest rate cannot fall below the starting rate (the "floor rate"). Thus, for variable rate loans, the Partnership is generally protected against declines in general market interest rates.

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

Loans to Affiliates

         The Partnership will not provide loans to the General Partner, affiliates of the General Partner, or any limited partnership or entity affiliated with or organized by the General Partner except for cash advances made to the General Partner, its affiliates, agents or attorneys ("Indemnified Party") for reasonable legal expenses and other costs incurred as a result of any legal action or proceeding if:

o such suit, action or proceeding relates to or arises out of any action or inaction on the part of the Indemnified Party in the performance of its duties or provision of its services on behalf of the Partnership;

o such suit, action or proceeding is initiated by a third party who is not a Limited Partner; and

o the Indemnified Party undertakes by written agreement to repay any funds advanced in the cases in which such Indemnified Party would not be entitled to indemnification under Article IV. 5(a) of the Partnership Agreement.

Purchase of Loans from Affiliates

         The Partnership may purchase loans deemed suitable for acquisition from the General Partner or its Affiliates only if the General Partner makes or purchases such loans in its own name and temporarily holds title thereto for the purpose of facilitating the acquisition of such loans, and provided that such loans are purchased by the Partnership for a price no greater than the cost of such loans to the General Partner (except compensation in accordance with Article IX of the Partnership Agreement), there is no other benefit arising out of such transactions to the General Partner, such loans are not in default, and otherwise satisfy all requirements of Article VI. of the Partnership Agreement, including:

o The Partnership shall not make or invest in mortgage loans on any one property if at the time of acquisition of the loan the aggregate amount of all mortgage loans outstanding on the property, including loans by the Partnership, would exceed an amount equal to 80% of the appraised value of the property as determined by independent appraisal, unless substantial justification exists because of the presence of other documented underwriting criteria.

o The Partnership will limit any single mortgage loan and limit its mortgage loans to any one borrower to not more than 10% of the total Partnership assets as of the date the loan is made or purchased.

o The Partnership may not invest in or make mortgage loans on unimproved real property is an amount in excess of 25% of the total Partnership assets.

         At times when there is a decline in mortgage originations by the General Partner and the Partnership has funds to invest in new loans, the General Partner may purchase loans from other lending institutions such as banks or mortgage bankers.

Borrowing

         In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. Prior to that, it could only incur indebtedness in order to prevent default under mortgage loans which are senior to the Partnership's mortgage loans, to discharge senior mortgage loans if this becomes necessary to protect the Partnership's investment in mortgage loans, or in order to operate or develop a property that the Partnership acquires under a defaulted loan. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $20,000,000. There was no balance outstanding on the line of credit as of December 31, 2001.


Repayment of Mortgages on Sales of Properties

         The Partnership invests in mortgage loans and does not normally acquire real estate or engage in real estate operations or development (other than when the Partnership forecloses on a loan and takes over management of such foreclosed property). The Partnership also does not invest in mortgage loans primarily for sale or other disposition in the ordinary course of business.

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

         In general, mortgage interest rates have fallen during 2001. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a slowing economy and low threat of inflation. Although the general trend for interest rates has been down, many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would generally provide the Partnership with additional lending opportunities at above-market rates. However, as a result of the slowing economy, there are now fewer transactions in the marketplace, which could potentially reduce the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, the slowing economy and a continued low threat of inflation could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash, including proceeds from the offering of the Units, in shorter-term alternative investments yielding considerably less than the current investment portfolio.

Item 2. Properties

Between 1993 and 2001, the Partnership foreclosed on $20,474,000 of delinquent mortgage loans and acquired title to 25 properties securing the loans. As of December 31, 2001, the Partnership still holds title to 11 of these properties (either solely or through its investments in the limited liability companies discussed below) in the amount of $11,215,000, net of an allowance for losses of $634,000. Two of the properties are being held for long-term investment and the remaining nine properties are being marketed for sale or will be marketed for sale in the foreseeable future. All of the properties individually have a book value less than 2% of total Partnership assets as of December 31, 2001. See also discussion of the property within the real estate joint venture and the corporate joint venture, which were not acquired through foreclosure, below.

o        The Partnership's title to all properties is held as fee simple.

o There are no mortgages or encumbrances on any of the Partnership's real estate properties acquired through foreclosure.

o Of the eleven properties held, eight of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned, other than the undeveloped land located in Reno, Nevada, on which a new apartment building will be constructed.

o Management of the General Partner believes that all properties owned by the Partnership are adequately covered by customary casualty insurance.

o The Partnership maintains an allowance for losses on real estate held for sale in its financial statements of $634,000 as of December 31, 2001.

         Real estate acquired through foreclosure is typically held for a number of years before ultimate disposition primarily because the Partnership has the intent and ability to dispose of the properties for the highest possible price (such as when market conditions improve). During the time that the real estate is held, the Partnership may earn less income on these properties than could be earned on mortgage loans and may have negative cash flow on these properties.

Investment in Limited Partnership

         During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two other unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not yet been contributed into University Hills by the Partnership. The Partnership is a limited partner in University Hills. An unrelated entity is the managing general partner. The partners in University Hills may make additional capital contributions and/or partnership loans, as may be necessary from time to time. All capital contributions will earn a return equal to 10% per annum and any loans will be paid a rate equal to 15% per annum. The Partnership has a 50% interest in the cash flow of University Hills after all capital contributions and 10% return have been paid to the partners. As of December 31, 2001, the Partnership had advanced an additional $176,743 to University Hills for design and development costs. There was no income or expense recognized by University Hills during 2001.

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

         In June 2001, eight condominium units that secured a Partnership loan in the total amount of $1,045,000 were transferred by the borrower via a statutory warranty deed to a new entity named Oregon Leisure Homes, LLC (OLH), which was formed between the Partnership and an unrelated developer. OLH was formed to complete development and sales of the condominium units. The Partnership is co-manager of OLH along with the other member and is to receive 70% of the profits or losses. As such, the assets and liabilities of OLH have been consolidated into the accompanying consolidated balance sheet of the Partnership. There was no income or expense recognized by OLH during 2001. As of December 31, 2001, the Partnership had advanced approximately $557,000 to OLH for construction and other related development costs.

Dation, LLC

         In July 2001, a mobile home park located in Lake Charles, Louisiana that secured a Partnership loan in the amount of $2,113,600 was transferred by the borrower to a new entity named Dation, LLC (Dation), which was formed between the Partnership and an unrelated developer. The Partnership is advancing funds to Dation to finish the remaining lots under the existing loan terms and may provide additional financing to Dation. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $79,000 for the year ended December 31, 2001. The Partnership also recognized $128,000 in interest income from its loan to Dation. As of December 31, 2001, the Partnership had advanced an additional $42,000 to Dation under the existing loan for development costs. The Partnership's total investment in Dation was approximately $2,067,000 as of December 31, 2001.

Investment in Real Estate Joint Venture

         The Partnership has a construction loan on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits of the joint venture once all units have been sold. The Partnership's investment in the joint venture was approximately $6,511,000 as of December 31, 2001.

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

         During the years ended December 31, 2000 and 1999, the Partnership advanced an additional $2,846,000 and $1,417,000, respectively, to the Company for development. Subsequently, the Partnership received repayment of advances from the Company in the amount of $581,000 during the year ended December 31, 2000.

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

         Operation of the new property began in August 2000, and net income to the Partnership was approximately $186,000 and $110,000 for the years ended December 31, 2001 and 2000, respectively. The assets, liabilities, income and expenses of the Company have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The minority interest of the joint venture partner of $108,000 and $102,000 as of December 31, 2001 and 2000, respectively, is reported in the accompanying consolidated balance sheet.



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

     b. Holders: As of December 31, 2001, 2,978 Limited Partners held 269,804,867 Units of limited partnership interest in the Partnership.

     c. The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions of net income to the Limited Partners of approximately $22,313,000 and $21,675,000 (prior to reinvested distributions) during 2000 and 2001, respectively. It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders.

Item 6.  Selected Financial Data

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership


                                                                       As of and for the year ended
                                                                               December 31
                                                             --------------------------------------------------

                                                   2001          2000             1999            1998          1997
                                                   ----          ----             ----            ----          ----

Loans secured by trust deeds                  $ 213,703,469  $ 223,273,464  $ 200,356,517  $ 182,721,465  $ 174,714,607
Less:  Allowance for loan
  losses...................                     (4,425,000)    (4,000,000)    (4,000,000)    (3,500,000)    (3,500,000)
Real estate held for
  investment                                     14,064,664     13,078,189             --             --             --
Real estate held for sale..                      14,768,961      6,683,419     13,733,722     11,155,202     16,047,141
Less:  Allowance for losses
  on real estate...........                       (634,000)    (1,136,000)    (1,336,000)    (1,184,000)    (1,896,000)
Cash, cash equivalents and
  other assets.............                     43,812,645      8,300,109      7,617,278     13,218,253      5,959,306

                                              -------------  -------------  -------------  -------------  -------------
Total assets...............                   $ 281,290,739  $ 246,199,181  $ 216,371,517  $ 202,410,920  $ 191,325,054
                                              =============  =============  =============  =============  =============



Liabilities................                   $   8,896,345   $  7,339,888  $   1,759,704  $   1,070,118  $     593,919
Minority interest..........                         107,680        102,103             --             --             --

Partners' capital
  General partners.........                       2,677,867      2,334,845      2,104,936      1,967,069      1,864,033
  Limited partners.........                     269,608,847    236,422,345    212,506,877    199,373,733    188,867,102
                                                -----------    -----------    -----------    -----------    -----------

    Total partners' capital                     272,286,714    238,757,190    214,611,813    201,340,802    190,731,135
                                                -----------    -----------    -----------    -----------    -----------
      Total liabilities /
      Partners' capital....                   $ 281,290,739  $ 246,199,181  $ 216,371,517  $ 202,410,920  $ 191,325,054
                                              =============  =============  =============  =============  =============


Revenues...................                    $ 29,479,565   $ 28,268,431   $ 22,184,072   $ 21,685,398   $ 21,699,728

Expenses:                                           173,292        102,212         67,907         49,545         70,747
  Carried interest.........                       3,437,684      3,914,488      2,652,882      3,249,824      3,879,454
  Management fee...........                         571,538        531,337        479,592        472,390        420,742
  Servicing fee............                       1,546,678        763,754        581,537        697,839        444,094
  Rental expenses..........                         429,032        235,311             --             --             --
  Interest expense.........                           5,577          2,103             --             --             --
  Minority interest........                       1,039,645             --        500,000             --             --
  Provision for losses on
    loans..................
  Provision for losses on                                --             --        152,000             --      1,296,000
    real estate held for sale
  Other....................                         386,895        184,170        270,301        237,108        168,444
                                               ------------   ------------    -----------   ------------   ------------

Total Expenses                                    7,590,341      5,733,375      4,704,219      4,706,706      6,279,481
                                               ------------   ------------   ------------   ------------   ------------
    Net Income                                 $ 21,889,224   $ 22,535,056   $ 17,479,853   $ 16,978,692   $ 15,420,247
                                               ============   ============   ============   ============   ============

Net income allocated to
  general partners.........                      $  214,147     $  221,684     $  172,335     $  168,106     $  154,202
                                                 ==========     ==========     ==========     ==========     ==========
Net income allocated to
  limited partners.........                    $ 21,675,077   $ 22,313,372   $ 17,307,518   $ 16,810,586   $ 15,266,045
                                               ============   ============   ============   ============   ============
Net income allocated tolimited partners
  per limited partnership unit.....                    $.08           $.10           $.08           $.09           $.08
                                                        ===            ===            ===            ===            ===

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

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

Results of Operations

2001 Compared to 2000

The net income decrease of $646,000 (2.9%) for 2001 as compared to 2000, was due to:

o        a decrease in gain on sale of real estate of $1,530,000;

o        an increase in rental expenses of $783,000;

o        an increase in interest expense of $194,000;

o        an increase in other expenses of $165,000; and

o        an increase in the provision for loan losses of $1,040,000.

The net income decrease in 2001 as compared to 2000, was offset by:

o an increase in interest income on loans secured by trust deeds of $1,394,000;

o        an increase in rental income of $907,000;

o        an increase in other income of $440,000;  and

o        a decrease in management fees to the general partner of $477,000;

         Gain on sale of real estate decreased by $1,530,000 (51.5%) for the year ended December 31, 2001, as compared to 2000 due to the sale of the Los Gatos office building within the corporate joint venture in July 2000, which resulted in a gain of $2,691,000 for financial statement purposes in 2000. Four properties were sold during the year ended December 31, 2001, resulting in a net gain of $1,442,000.

         The increase in rental expenses of $783,000 (102.5%) during the year ended December 31, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado in July 2000. Thus, the Partnership had only approximately five months of rental expenses from this property in 2000 as compared to a full twelve months of rental expenses in 2001.

         The increase in interest expense of $194,000 (82.3%) during the year ended December 31, 2001 as compared to 2000 was a result of the purchase of the retail development in Greeley, Colorado in July 2000. Thus, the Partnership had only approximately five months of interest expense from this property in 2000 as compared to a full twelve months of interest expense in 2001.

         The increase in other expenses of $165,000 (732.9%) was due primarily to registration fees paid to the Securities and Exchange Commission, National Association of Securities Dealers and various states related to a new Partnership registration statement filed in September 2001.

         The increase in the provision for loan losses of $1,040,000 (100%) was made as a result of increased delinquencies in the loan portfolio as a whole and specific reserves required based on the General Partner's calculation of the fair value of the collateral on certain Partnership loans. See "Financial Condition - Loan Portfolio" below.

         Interest income on loans secured by trust deeds increased $1,394,000 (6.0%) for the year ended December 31, 2001, as compared to 2000. This increase was a result of an increase in the weighted average yield of the loan portfolio from 11.33% for the year ended December 31, 2000 to 11.75% for the year ended December 31, 2001. In addition, the average loan portfolio grew by 7.6% for the year ended December 31, 2001 as compared to 2000. The increased income resulting from the growth in the weighted average yield and the average loan portfolio were offset by an increase in loans greater than 90 days delinquent in payments as of December 31, 2001 as compared to December 31, 2000. See "Financial Condition - Loan Portfolio" below.

         The increase in rental income of $907,000 (53.7%) during the year ended December 31, 2001 as compared to 2000 was primarily a result of the purchase of the retail development in Greeley, Colorado in July 2000. Thus, the Partnership had only approximately five months of rental income from this property in 2000 as compared to a full twelve months of rental income in 2001.

         The increase in other income of $440,000 (184.7%) for the year ended December 31, 2001 as compared to 2000 was primarily the result of interest income from increased cash pending investment in mortgage loans during the year. These funds were invested in money market accounts and commercial paper. The increase in funds pending investment was primarily a result of increased sales of Partnership units (including sales under the Partnership's Distribution Reinvestment Plan) without the investment in new loans of the same amount.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. In determining the yield to the partners and hence the management fees, the General Partner may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. The General Partner expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that the General Partner will again receive less than the maximum management fees in the future. However, if the General Partner chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.The decrease in management fees of $477,000 (12.2%) during the year ended December 31, 2001 as compared to 2000 was primarily a result of increased delinquencies in the Partnership's loan portfolio.

         If the maximum management fees had been paid to the General Partner during the year ended December 31, 2001, the management fees would have been $6,287,000 (increase of $2,849,000), which would have reduced net income allocated to limited partners by approximately 13.0%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.07.

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

Financial Condition

December 31, 2001, 2000 and 1999

Loan Portfolio

         At the end of 1999 and 2000 the number of Partnership mortgage investments was 142 and 116, respectively, and decreased to 97 by December 31, 2001. The average loan balance was $1,411,000 and $1,925,000 at the end of 1999 and 2000 respectively, and increased to $2,203,000 as of December 31, 2001. The average loan balance in the Partnership's portfolio has been steadily increasing for several years. This is due to the fact that there are more lenders competing for short-term bridge financing at loan levels of $1,000,000 and less, and many of these lenders have the financial capability of funding these loans at more competitive rates. The current opportunities for maximizing the return to the Partnership are greater for larger loan amounts.

         Approximately $18,604,000 (8.7%) and $8,014,000 (3.6%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of December 31, 2001 and December 31, 2000, respectively. Of these amounts, approximately $5,327,000 (2.5%) and $5,202,000 (2.3%) were in the process of non-judicial foreclosure and approximately $6,182,000 (2.9%) and $65,000 (0.03%), respectively, involved loans to borrowers who were in bankruptcy.

         Loans more than 90 days delinquent increased by $10,590,000 (132.1%) from December 31, 2000 to December 31, 2001, primarily due to five loans which became delinquent during the year ended December 31, 2001. The General Partner does not expect the delinquency rate on the Partnership's loan portfolio to continue to increase in the forseeable future. However, there is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.

         One of the delinquent loans with a principal balance of $3,062,000 as of December 31, 2001 (original balance of $12,649,000), is expected to have a total loss of $550,000. A loan loss reserve in the amount of $1,000,000 was previously established on this loan. In July 2001, a modification agreement was executed on this loan whereby an additional $550,000 was agreed to be advanced to the borrower to allow it to complete construction and sales of the condominium units securing the loan. In July and October 2001, the $550,000 was advanced to the borrower. This additional advance will not be paid back by the borrower and was considered a loss offsetting the $1,000,000 loan loss reserve. No further advances will be made under this agreement.

         In addition, in July 2001 a new $850,000 loan secured by two other properties was made to the borrower by the Partnership. The funds from this loan will be disbursed to the borrower to complete construction of the units. The new loan accrues interest at the prime rate (4.75% as of December 31, 2001) and is due in 2008. Interest payments on the loan are to be deferred during the first two years of the term and added to the principal balance of the loan. As of December 31, 2001, the Partnership has advanced $669,000 under this loan and has received repayments of $427,000 for a net outstanding balance of $242,000.

         The borrower is expected to fully payoff the original loan as the condominium units are sold by the end of the second quarter of 2002. No past due or future interest is expected to be collected on the original loan. As of March 18, 2002, approximately $11,109,000 of payoff funds had been received by the Partnership on sold units.

         Of the remaining four loans with an aggregate principal balance of $10,407,000, two loans are considered to be impaired and an additional specific loan loss allowance was established for these loans during the year ended December 31, 2001 in the total amount of approximately $1,735,000. One of these loans, with a principal amount of $2,925,000 was foreclosed by the Partnership in January 2002 and the property is now owned by the Partnership.

         Delinquent loans involving borrowers in bankruptcy increased by $6,117,000 (9,410.8%) due primarily to two loans in the total amount of $6,182,000 whose borrowers entered into bankruptcy in 2001. The General Partner believes that there will be no loss of principal to the Partnership on these loans due to the valuation of the underlying properties relative to the loan amounts. Also, the Partnership is a secured lender in the bankruptcy proceedings.

         As of December 31, 2001, 2000 and 1999, the Partnership held the following types of mortgages:

                                                December 31,         December 31,        December 31,
                                                   2001                 2000                1999
                                                   ----                 ----                ----

         1st Mortgages                           $ 205,139,594          212,831,212       182,725,684
         2nd Mortgages                               8,563,875           10,377,607        17,566,188
         3rd Mortgages                                      --               64,645            64,645
                                                   -----------          -----------       -----------
            Total                                $ 213,703,469        $ 223,273,464     $ 200,356,517
                                                   ===========          ===========       ===========

         Income Producing Properties             $ 180,506,295       $  169,840,446    $  161,664,440
         Construction                               14,773,984           41,417,905        22,698,154
         Unimproved Land                            15,360,822           11,870,113        15,438,923
         Residential                                 3,062,368              145,000           555,000
                                                   -----------          -----------       -----------
            Total                                $ 213,703,469       $  223,273,464    $  200,356,517
                                                   ===========          ===========       ===========


         As of December 31, 2001, 2000, and 1999, approximately 54%, 54% and 40% of the Partnership's mortgage loans were secured by real property in Northern California.

         The Partnership's investment in residential loans rose by $2,917,000 (2,012%) since December 31, 2000 due to the reclassification of one loan to residential from construction because all construction was completed as of December 31, 2001. All of the residential loans are first trust deeds.

         The Partnership's investment in construction loans decreased by $26,644,000 (64.3%) since December 31, 2000. This decrease was primarily due to the completion of construction and lease-up of the related properties of several of the Partnership's construction loans that resulted in a change in classification to income-producing or residential.

         Changes in the allowance for loan losses for the year ended December 31, 2001and 2000 were as follows:

                                                       2001              2000
                                                       ----              ----
              Balance, beginning of period         $ 4,000,000       $ 4,000,000
                  Provision                          1,040,000                --
                  Charge-offs                         (615,000)               --
                                                     ---------         ---------
              Balance, end of period               $ 4,425,000       $ 4,000,000
                                                     =========         =========

Real Estate Properties Acquired Through Foreclosure and Held for Sale and Investment

         The Partnership currently holds title to eleven properties that were foreclosed on from January 1, 1993 through December 31, 2001 in the amount of $11,215,000, net of allowance for losses of $634,000. As of December 31, 2001, properties held for sale total $14,135,000 (including the properties held in the limited liability companies and the real estate joint venture, which was not acquired through foreclosure - see below) and properties held for investment total $3,591,000 (excluding the property held in the corporate joint venture - see below). When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

         During the year ended December 31, 2001, an industrial building located in Merced, California that was acquired by the Partnership through foreclosure in 1993 was sold for $1,000,000, resulting in a gain to the Partnership of approximately $478,000 (net of the allowance for real estate losses established on this property in the amount of $350,000).

         During the year ended December 31, 2001, a light industrial building located in Oakland, California that was acquired by the Partnership through foreclosure in 1997 was sold for cash of $1,328,000, resulting in a gain to the Partnership of approximately $875,000. A commercial building located in San Ramon, California that was acquired by the Partnership through foreclosure in 1999 was sold for cash of $1,390,000, resulting in a gain to the Partnership of approximately $151,000 during 2001. In addition, one house and one improved lot located in Lake Don Pedro, California that were acquired by the Partnership through foreclosure in 1999 were sold for cash of $174,000, resulting in a loss to the Partnership of approximately $62,000 during 2001.

         During the year ended December 31, 2001, the Partnership foreclosed on a 2nd mortgage loan secured by an office building located in Roseville, California in the amount of $210,000 and obtained the property via the trustee's sale. The Partnership subsequently paid off the 1st mortgage loan in the amount of approximately $527,000.

         In January 2002, the Partnership foreclosed on a loan in the amount of $2,925,000 and took title to the property (a hotel located in Phoenix, Arizona). The Partnership had previously established a loan loss allowance of $1,235,000 on this loan, which was transferred to the allowance for real estate losses.

         During the year ended December 31, 2000, an industrial building located in Lathrop, California that was acquired by the Partnership through foreclosure in April 2000 was sold for cash of $90,000 and a note of $814,000, resulting in a gain to the Partnership of approximately $142,000. The note was repaid in full by the borrower in 2001. 87 residential lots located in Lake Don Pedro, California that were acquired by the Partnership through foreclosure in 1999 were sold for cash resulting in a gain to the Partnership of approximately $46,000 during 2000. In addition, a residential/retail building located in Oakland, California that was acquired by the Partnership through foreclosure in 1999 was sold for cash resulting in a gain to the Partnership of approximately $92,000 during 2000.

         During the year ended December 31, 1999, a 6-unit residential building located in Oakland, California, of which the Partnership owned a 22% interest, was sold resulting in a gain to the Partnership of $18,000. In addition, during the year ended December 31, 1999, a 66-acre residential parcel located in Vallejo, California was sold for cash of $500,000 and a note of $1,000,000 resulting in a gain to the Partnership of $822,000. The note was repaid in full by the borrower in 2001.

         Three of the Partnership's eleven properties acquired through foreclosure do not currently generate revenue. Expenses from rental properties (including expenses from the Corporate Joint Venture - see below) have increased from approximately $764,000 to $1,547,000 (102.5%) for the year ended December 31, 2000 and 2001, respectively, and revenues associated with these properties (including revenues from the Corporate Joint Venture - see below) have increased from $1,689,000 to $2,596,000 (53.7%), thus generating a net income from real estate of $1,049,000 during the year ended December 31, 2001. The increases in income and expenses are primarily a result of there being twelve months of operations from the retail commercial development in Greeley, Colorado during 2001 while there was only approximatly five months of operations in 2000 (see "Investment in Corporate Joint Venture" below).

         As of December 31, 2000 and 1999, the Partnership owned twelve and thirteen properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $10,567,000 and $10,584,000 in 2000 and 1999, respectively. During the years ended December 31, 2000 and 1999, the Partnership acquired certain properties through foreclosure on which it had trust deed investments totaling $685,000 and $2,000,000, respectively.

Investment in Limited Partnership

         During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two other unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not yet been contributed into University Hills by the Partnership. The Partnership is a limited partner in University Hills. An unrelated entity is the managing general partner. The partners in University Hills may make additional capital contributions and/or partnership loans, as may be necessary from time to time. All capital contributions will earn a return equal to 10% per annum and any loans will be paid a rate equal to 15% per annum. The Partnership has a 50% interest in the cash flow of University Hills after all capital contributions and 10% return have been paid to the partners. As of December 31, 2001, the Partnership had advanced an additional $176,743 to University Hills for design and development costs. There was no income or expense recognized by University Hills during 2001.

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

         In June 2001, eight condominium units that secured a Partnership loan in the total amount of $1,045,000 were transferred by the borrower via a statutory warranty deed to a new entity named Oregon Leisure Homes, LLC (OLH), which was formed between the Partnership and an unrelated developer. OLH was formed to complete development and sales of the condominium units. The Partnership is co-manager of OLH along with the other member and is to receive 70% of the profits or losses. As such, the assets and liabilities of OLH have been consolidated into the accompanying consolidated balance sheet of the Partnership. There was no income or expense recognized by OLH during 2001. As of December 31, 2001, the Partnership had advanced approximately $557,000 to OLH for construction and other related development costs.

Dation, LLC

         In July 2001, a mobile home park located in Lake Charles, Louisiana that secured a Partnership loan in the amount of $2,113,600 was transferred by the borrower to a new entity named Dation, LLC (Dation), which was formed between the Partnership and an unrelated developer. The Partnership is advancing funds to Dation to finish the remaining lots under the existing loan terms and may provide additional financing to Dation. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $79,000 for the year ended December 31, 2001. The Partnership also recognized $128,000 in interest income from its loan to Dation. As of December 31, 2001, the Partnership had advanced an additional $42,000 to Dation under the existing loan for development costs. The Partnership's total investment in Dation was approximately $2,067,000 as of December 31, 2001.

Investment in Real Estate Joint Venture

         The Partnership has a construction loan on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The balance of this loan of $1,980,447 as of January 1, 2001 was transferred from loans secured by trust deeds to real estate held for sale in the accompanying consolidated financial statements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits within the joint venture once all units have been sold. The Partnership's investment in the joint venture was approximately $6,511,000 as of December 31, 2001.

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

         During the years ended December 31, 2000 and 1999, the Partnership advanced an additional $2,846,000 and $1,417,000, respectively, to the Company for development. Subsequently, the Partnership received repayment of advances from the Company in the amount of $581,000 during the year ended December 31, 2000.

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

         Operation of the new property began in August 2000, and net income to the Partnership was approximately $186,000 and $110,000 for the year ended December 31, 2001 and 2000, respectively. The assets, liabilities, income and expenses of the Company have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The minority interest of the joint venture partner of $108,000 and $102,000 as of December 31, 2001 and 2000, respectively, is reported in the accompanying consolidated balance sheet.

Interest Receivable, Due from Affiliate, Due to General Partner, and Note
Payable

         Interest receivable increased from approximately $2,016,000 as of December 31, 2000 to $2,253,000 as of December 31, 2001 ($237,000 or 11.8%), due
primarily to deferred interest accrued on three loans pursuant to the loan agreements in the amount of approximately $190,000 as of December 31, 2001.

         Due from affiliate increased by approximately $128,000 (100%) during the year ended December 31, 2001 due to interest accrued on the loan to Dation, LLC (see above).

         Due to General Partner increased from approximately $569,000 as of December 31, 2000 to $1,272,000 as of December 31, 2001 ($703,000 or 123.6%),
due primarily to higher accrued management fees for the months of November and December 2001 as compared to November and December 2000. These fees are paid pursuant to the Partnership Agreement (see "Results of Operations" above).

         Note payable increased from approximately $6,023,000 as of December 31, 2000 to $6,920,000 as of December 31, 2001 ($897,000 or 14.9%), due to advances made on the loan held within the Corporate Joint Venture for the commercial development in Greeley, Colorado (see above) to pay for building and tenant improvements during 2001.

Cash and Cash Equivalents, Certificates of Deposit and Commercial Paper

         Cash and cash equivalents, certificates of deposit and commercial paper increased from approximately $6,284,000 as of December 31, 2000 to $41,431,000 as of December 31, 2001, respectively ($35,147,000 or 559.3%). This increase is primarily attributable to loan payoffs and proceeds from the sale of partnership units during 2001 without the investment in new loans of the same amount thereby increasing the amount of cash on hand by the Partnership as of December 31, 2001.


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

         The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership's mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner's evaluation of the risk inherent in the Partnership's loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

o        prevailing economic conditions;

o        historical experience;

o        the types and dollar amounts of the loans in the portfolio;

o borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;

o        evaluation of industry trends;

o        review and evaluation of loans identified as having loss potential; and

o estimated net realizable value or fair value of the underlying collateral.

         Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. There was a loss of $550,000 realized on a Partnership loan during the year ended December 31, 2001 (see discussion under "Financial Condition" above). There were no actual losses incurred on loans by the Partnership during the years ended December 31, 2000, 1999 and 1998. However, the Partnership realized a loss on real estate in the amount of $712,000 from the sale of a foreclosed property to the General Partner at its fair market value during 1998. As of December 31, 2001, management believes that the allowance for loan losses of $4,425,000 is adequate.

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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 2001, excluding regular distributions of net income to limited partners. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, 7.99%, 6.64%, and 5.45% for the
years ended December 31, 1994, 1995, 1996, 1997, 1998, 1999, 2000 and 2001,
respectively. These percentages are the annual average of the limited partners' capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

         The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per Unit within 61 to 91 days after written notices are delivered to the General Partner, subject to the following limitations, among others:

o No withdrawal of Units can be requested or made until at least one year from the date of purchase of those Units, other than Units received under the Partnership's Reinvested Distribution Plan.

o Any such payments are required to be made only from net proceeds and capital contributions (as defined) during said 91-day period.

o A maximum of $100,000 per partner may be withdrawn during any calendar quarter.

o The General Partner is not required to establish a reserve fund for the purpose of funding such payments.

o No more than 10% of the total outstanding limited partnership interests may be withdrawn during any calendar year except upon a plan of dissolution of the Partnership.

         In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $20,000,000. There was no balance outstanding on the line of credit as of December 31, 2001.

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

                           Current Economic Conditions

         The current economic climate in Northern California and the Western United States has shown increasing signs of a slowdown. Interest rates have continued to decline and several key indices are at the lowest levels in decades. Despite the Partnership's historical ability to purchase mortgage loans with relatively strong yields, increased competition by other mortgage lenders or changes in the economy could have the effect of reducing mortgage yields in the future. Present loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, the Partnership may be required to invest its excess cash in short-term alternative investments yielding considerably less than investments in mortgage loans.

         The Partnership Agreement permits the General Partner to purchase delinquent loans from the Partnership as long as certain criteria are met. Although the General Partner has purchased some delinquent loans from the Partnership in the past, it is not required to do so; therefore, the Partnership could sustain losses with respect to loans secured by properties located in areas of declining real estate values. This could result in a reduction of the net income of the Partnership for a year in which those losses occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in money market accounts, loans held in the Partnership's portfolio and a note payable securing a real estate property owned by the Partnership as of December 31, 2001. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2002 through 2006 and separately aggregates the information for all maturities arising after 2006. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2001.

            Interest Earning Assets and Interest Bearing Liabilities,
                           Aggregated by Maturity Date
                        Twelve Months Ended December 31,

                          2002           2003           2004          2005           2006        Thereafter       Total
                          ----           ----           ----          ----           ----        ----------       -----
Interest earning
assets:
Money market
  accounts           $ 41,147,850          -              -             -              -              -          $ 41,147,850
Average interest                                                                                                         1.5%
rate                         1.5%          -              -             -              -              -
Loans secured by
  trust deeds           $128,299,356  $ 42,740,196  $ 19,497,261   $ 5,417,245    $    -        $ 17,749,411     $213,703,469
Average interest
rate                           12.3%         11.9%         10.4%         11.9%         -               11.6%            12.0%
Interest bearing
liabilities:
Note payable to bank                  $  6,919,829                                                               $  6,202,126
                                   -                            -             -        -              -
Average interest                              5.4%                                                                       5.4%
rate                               -                            -             -        -              -


                                   Market Risk

         Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership's note payable bears interest at a variable rate, tied to the LIBOR rate of interest. As a result, the Partnership's primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note payable. The majority of the Partnership's mortgage loans (82.6% as of December 31, 2001) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership's existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.


Item 8. Financial Statements and Supplementary Data

See pages 32-52 and pages 58-60 of this Form 10-K.

               Report of Independent Certified Public Accountants



The Partners
Owens Mortgage Investment Fund


We have audited the accompanying consolidated balance sheets of Owens Mortgage Investment Fund, a California Limited Partnership, as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2001 and 2000, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Grant Thornton LLP

Reno, Nevada
February 13, 2002

                          Independent Auditors' Report



The Partners
Owens Mortgage Investment Fund:


We have audited the accompanying balance sheet of Owens Mortgage Investment Fund, a California limited partnership as of December 31, 1999, and the related statements of income, partners' capital and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Mortgage Investment Fund as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules II and IV when considered in relation to the basic financial statements taken as a whole present fairly in all material respects the information set forth therein.



/s/KPMG LLP

San Francisco, California
February 11, 2000



                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000



                                    Assets                                                2001                  2000
                                                                                   -------------------   -------------------

Cash and cash equivalents                                                       $      41,431,108             6,234,479
Certificates of deposit                                                                        --                50,000

Loans secured by trust deeds, net of allowance for
     losses of $4,425,000 in 2001 and $4,000,000 in 2000                              209,278,469           219,273,464

Interest and other receivables                                                          2,253,322             2,015,630
Due from affiliate                                                                        128,215                    --
Real estate held for sale, net of allowance for
     losses of $634,000 in 2001 and $1,136,000 in 2000                                 14,134,961             5,547,419
Real estate held for investment, net of depreciation
     and amortization of $339,088 in 2001 and $107,216 in 2000                         14,064,664            13,078,189
                                                                                   -------------------   -------------------

                                                                                $     281,290,739           246,199,181
                                                                                   ===================   ===================

                       Liabilities and Partners' Capital

Liabilities:
     Accrued distributions payable                                              $         625,645               641,764
     Due to general partner                                                             1,272,042               569,267
     Accounts payable and accrued liabilities                                              78,829               105,640
     Note payable                                                                       6,919,829             6,023,217
                                                                                   -------------------   -------------------

                 Total liabilities                                                      8,896,345             7,339,888
                                                                                   -------------------   -------------------

Minority interest                                                                         107,680               102,103
                                                                                   -------------------   -------------------

Partners' capital (units subject to redemption):
     General partner                                                                    2,677,867             2,334,845
     Limited partners
        Authorized 500,000,000 units outstanding in 2001 and 2000;
            424,787,831 and 377,228,248 units issued and 269,804,867 and
           236,618,365 units outstanding in 2001 and 2000, respectively               269,608,847           236,422,345
                                                                                   -------------------   -------------------

                 Total partners' capital                                              272,286,714           238,757,190
                                                                                   -------------------   -------------------

                                                                                $     281,290,739           246,199,181
                                                                                   ===================   ===================


The accompanying notes are an integral part of these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Income

                  Years Ended December 31, 2001, 2000 and 1999

                                                                     2001                 2000                 1999
                                                               ------------------   ------------------   ------------------

Revenue
     Interest income on loans secured by trust deeds       $      24,763,875           23,369,474           20,221,120
     Gain on sale of real estate, net                              1,441,649            2,971,454              840,640
     Rental income                                                 2,595,848            1,689,256              726,880
     Other income                                                    678,193              238,247              395,432
                                                               ------------------   ------------------   ------------------

                 Total revenues                                   29,479,565           28,268,431           22,184,072
                                                               ------------------   ------------------   ------------------

Expenses:
     Management fees to general partner                            3,437,684            3,914,488            2,652,882
     Servicing fees to general partner                               571,538              531,337              479,592
     Carried interest to general partner                             173,292              102,212               67,907
     Administrative                                                   31,500               31,500               30,000
     Legal and accounting                                            168,255              130,201              168,142
     Rental expenses                                               1,546,678              763,754              581,537
     Interest expense                                                429,032              235,311                   --
     Minority interest                                                 5,577                2,103                   --
     Other                                                           187,140               22,469               72,159
     Provision for loan losses                                     1,039,645                   --              500,000
     Provision for losses on real estate held for sale                    --                   --              152,000
                                                               ------------------   ------------------   ------------------

                 Total expenses                                    7,590,341            5,733,375            4,704,219
                                                               ------------------   ------------------   ------------------

Net income                                                 $      21,889,224           22,535,056           17,479,853
                                                               ==================   ==================   ==================

Net income allocated to general partner                    $         214,147              221,684              172,335
                                                               ==================   ==================   ==================

Net income allocated to limited partners                   $      21,675,077           22,313,372           17,307,518
                                                               ==================   ==================   ==================

Net income allocated to limited partners per
     weighted average limited partnership unit             $         0.08                 0.10                 0.08
                                                               ==================   ==================   ==================


The accompanying notes are an integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Capital

                  Years Ended December 31, 2001, 2000 and 1999



                                                                     Limited partners Partners'
                                              General          ---------------------------------------          Total
                                              partner                Units                Amount               capital
                                         -------------------   ------------------    -----------------    ------------------

Balances, December 31, 1998           $       1,967,069          199,569,753      $   199,373,733           201,340,802

Net income                                      172,335           17,307,518           17,307,518            17,479,853
Sale of partnership units                       135,814           20,537,603           20,537,603            20,673,417
Partners' withdrawals                                --          (18,306,472)         (18,306,472)          (18,306,472)
Partners' distributions                        (170,282)          (6,405,505)          (6,405,505)           (6,575,787)
                                         -------------------   ------------------    -----------------    ------------------

Balances, December 31, 1999                   2,104,936          212,702,897          212,506,877           214,611,813

Net income                                      221,684           22,313,372           22,313,372            22,535,056
Sale of partnership units                       204,424           23,801,227           23,801,227            24,005,651
Partners' withdrawals                                --          (15,121,766)         (15,121,766)          (15,121,766)
Partners' distributions                        (196,199)          (7,077,365)          (7,077,365)           (7,273,564)
                                         -------------------   ------------------    -----------------    ------------------

Balances, December 31, 2000                   2,334,845          236,618,365          236,422,345           238,757,190

Net income                                      214,147           21,675,077           21,675,077            21,889,224
Sale of partnership units                       346,584           33,105,753           33,105,753            33,452,337
Partners' withdrawals                                --          (14,099,001)         (14,099,001)          (14,099,001)
Partners' distributions                        (217,709)          (7,495,327)          (7,495,327)           (7,713,036)
                                         -------------------   ------------------    -----------------    ------------------

Balances, December 31, 2001           $       2,677,867          269,804,867      $   269,608,847           272,286,714
                                         ===================   ==================    =================    ==================


The accompanying notes are an integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                          2001                2000               1999
                                                                     ----------------   -----------------   ---------------
Cash flows from operating activities:
    Net income                                                    $    21,889,224          22,535,056        17,479,853
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Gain on sale of real estate properties                       (1,441,649)         (2,971,454)         (840,640)
          Provision for loan losses                                     1,039,645                  --           500,000
          Provision for losses on real estate properties
            held for sale                                                      --                  --           152,000
          Depreciation and amortization                                   231,872             100,797                --
          Changes in operating assets and liabilities:
            Interest and other receivables                               (365,907)            135,322          (711,348)
            Accounts payable and accrued liabilities                      (26,811)           (325,024)          274,471
            Due to general partner                                        702,775            (182,492)          360,661
                                                                     ------------       -------------      ------------
               Net cash provided by operating activities               22,029,149          19,292,205        17,214,997
                                                                     ------------       -------------      ------------

Cash flows from investing activities:
    Purchases of loans secured by trust deeds                        (148,046,907)       (117,409,372)      (119,403,718)
    Principal collected on loans                                        1,293,665           1,124,071         1,663,685
    Loan payoffs                                                      150,359,545          86,831,041        91,288,643
    Sales of loans to third and related parties at face value                  --           6,665,913         7,816,294
    Investment in real estate properties                               (8,108,796)           (384,513)         (263,886)
    Net proceeds from disposition of real estate properties             5,093,603           1,346,769           942,659
    Investment in corporate joint venture                                      --          (2,863,870)       (1,416,609)
    Repayment received from corporate joint venture                            --             581,250                --
    Proceeds from sale of real estate in corporate                                                                   --
       joint venture                                                           --           7,195,640                --
    Purchase of real estate in corporate joint venture                         --          (3,337,888)               --
    Minority interest in corporate joint venture                            5,577             102,103                --
    Maturity of commercial paper, net                                          --             200,000         3,084,044
    Maturities of certificates of deposit, net                             50,000                  --           184,006
                                                                     ------------       -------------      ------------
               Net cash provided by (used in) investing activities        646,687         (19,948,856)      (16,104,882)
                                                                     ------------       -------------      ------------

Cash flows from financing activities:
    Proceeds from sale of partnership units                            33,452,337          24,005,651        20,673,417
    Accrued distributions payable                                         (16,119)             64,483            54,454
    Advances on notes payable                                             896,612                  --                --
    Partners' cash distributions                                       (7,713,036)         (7,273,564)       (6,575,787)
    Partners' capital withdrawals                                     (14,099,001)        (15,121,766)      (18,306,472)
                                                                     ------------       -------------      ------------
               Net cash provided by (used in) financing activities     12,520,793           1,674,804        (4,154,388)
                                                                     ------------       -------------      ------------

Net increase (decrease) in cash and cash equivalents                   35,196,629           1,018,153        (3,044,273)

Cash and cash equivalents at beginning of year                          6,234,479           5,216,326         8,260,599
                                                                     ------------       -------------      ------------

Cash and cash equivalents at end of year                          $    41,431,108           6,234,479         5,216,326
                                                                     ============       =============      ============
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for interest                               445,906             187,732                --


See notes 4 and 5 for supplemental disclosure of noncash investing and financing activities. The accompanying notes are an integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



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

       OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 269,804,867, 236,618,365 and 212,702,897 as of December 31, 2001, 2000 and 1999,
       respectively.

(2)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The consolidated financial statements include the accounts of the Partnership, its majority-owned limited liability company located in Oregon (see Note 4), and its majority-owned limited liability company located in Colorado (see Note 5). All significant inter-company transactions and balances have been eliminated in consolidation.

              Certain reclassifications not affecting net income have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

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

(c)      New Accounting Pronouncements

              SFAS 141 and 142

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

              The Statements will not have a material impact on the Partnership's financial position or results of operations.

              SFAS 143

              In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and
              (or) normal operation of a long-lived asset. SFAS 143 is effective at the beginning January 1, 2003. We believe the adoption of SFAS 143 will not, at this time, have a material impact on our consolidated financial position or results of operations.

              SFAS 144

              In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposition of Long Lived Assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effect of Disposals on a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of business to be disposed of. The provisions of this Statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. We are currently evaluating the impact of the adoption of SFAS 144 but do not expect its impact to be material to the Partnership's consolidated financial position or results of operations.

       (d)    Loans Secured by Trust Deeds

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

       (e)    Allowance for Loan Losses

              The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

              The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

              In limited instances, OFG advances certain payments on behalf of borrowers of Partnership loans, such as property taxes, insurance and mortgage interest pursuant to senior indebtedness. Such payments made on loans by OFG during 2001, 2000 and 1999 totaled approximately $136,000, $191,000 and $418,000, respectively. Of the amounts advanced, $52,000, $96,000 and $188,000 had been reimbursed to OFG by the borrowers as of December 31, 2001, 2000 and 1999, respectively. The loans on which OFG has made such advances are considered impaired and are evaluated with all other impaired loans for purposes of the loan loss allowance.

        (f)   Cash and Cash Equivalents

              For purposes of the statements of cash flows, cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less.

              The Partnership maintains its cash in bank deposit accounts that, at times, may exceed Federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

       (g)    Marketable Securities

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

       (h)    Real Estate Held for Sale and Investment

              Real estate held for sale includes real estate acquired through foreclosure and an investment in a real estate joint venture and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

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

              In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of, the Partnership periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate held for sale or investment made for the years ended December 31, 2001 and 2000. The Partnership increased the allowance for losses on real estate held for sale by $152,000 during the year ended December 31, 1999.

       (i)    Income Taxes

              No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

 (3)   Loans Secured by Trust Deeds

       Loans secured by trust deeds as of December 31, 2001 and 2000 are as follows:

                                                 2001                2000
                                         -----------------    -----------------

      Income-producing properties         $    180,506,295         169,840,446
      Construction                              14,773,984          41,417,905
      Unimproved land                           15,360,822          11,870,113
      Residential                                3,062,368             145,000
                                         -----------------    ----------------
                                          $    213,703,469         223,273,464
                                         =================    ================

      First mortgages                     $    205,139,594         212,831,212
      Second mortgages                           8,563,875          10,377,607
      Third mortgages                                   --              64,645
                                         -----------------    ----------------

                                          $    213,703,469         223,273,464
                                         =================    ================

       Scheduled maturities of loans secured by trust deeds as of December 31, 2001 and the interest rate sensitivity of such loans is as follows:

                                                                       Fixed              Variable              Total
                                                                     interest             interest
                                                                       rate                 rate
                                                                --------------------  -----------------   ------------------

                     Year ending December 31:
                         2001 (past maturity)                 $       40,927,437                    --          40,927,437
                         2002                                         85,356,902             2,015,017          87,371,919
                         2003                                         40,702,071             2,038,125          42,740,196
                         2004                                          6,505,507            12,991,754          19,497,261
                         2005                                          1,663,864             3,753,381           5,417,245
                         2006                                                 --                    --                  --
                         Thereafter (through 2018)                     1,383,656            16,365,755          17,749,411
                                                                --------------------  -----------------   ------------------

                                                              $      176,539,437            37,164,032         213,703,469
                                                                ====================  =================   ==================

       Variable rate loans use as indices the one- and five-year Treasury Constant Maturity Index (2.28% and 4.49%, respectively, as of December 31, 2001), the prime rate (4.75% as of December 31, 2001) or the weighted average cost of funds index for Eleventh District savings institutions (3.37% as of December 31, 2001) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

       The scheduled maturities for 2001 include approximately $40,927,000 of loans which are past maturity as of December 31, 2001, of which $8,890,000 represents loans for which interest payments are delinquent over 90 days. During the years ended December 31, 2001 and 2000, the Partnership refinanced loans totaling $13,677,000 and $25,126,000, respectively, thereby extending the maturity dates of such loans.

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

       The Partnership had an allowance for loan losses equal to $4,425,000 and $4,000,000 as of December 31, 2001 and 2000, respectively. The Partnership's investment in impaired loans consisted of loans delinquent over 90 days as of December 31, 2001 and totals approximately $18,604,000, of which $9,090,000 has a specific related allowance for credit losses totaling approximately $1,610,000. There is a non-specific allowance for credit losses of $2,815,000 for the remaining delinquent loans of $9,514,000 and for other current loans. Of the delinquent loans, approximately $5,327,000 and $5,202,000 were in the process of foreclosure as of December 31, 2001 and 2000.





       Changes in the allowance for loan losses for the year ended December 31, 2001and 2000 were as follows:

                                                         2001                2000              1999
                                                    ---------------    ----------------   ---------------

         Balance, beginning of year              $       4,000,000          4,000,000           3,500,000
         Provision                                       1,039,645                 --             500,000
         Charge-offs                                      (614,645)                --                  --
                                                    ---------------    ----------------   ----------------

         Balance, end of year                    $       4,425,000          4,000,000           4,000,000
                                                    ===============    ================   ================


       The average recorded investment in impaired loans with an allowance established was $11,234,000 and $10,432,000 during the years ended December 31, 2001 and 2000, respectively. Interest income received on impaired loans during the years ended December 31, 2001, 2000 and 1999 totaled approximately $461,000, $559,000 and $213,000, respectively.

       As of December 31, 2001 and 2000, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 54% ($115,358,000) and 54% ($121,305,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

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

 (4)   Real Estate Held for Sale

       Real estate held for sale includes the following components as of December 31, 2001 and 2000:

                                                                          2001                   2000
                                                                --------------------   --------------------

          Real estate held for sale                            $         3,778,675              5,547,419
          Investment in limited liability companies                      3,668,644                     --
          Investment in limited partnership                                176,743                     --
          Investment in real estate joint venture                        6,510,899                     --
                                                                --------------------   --------------------

                                                               $        14,134,961              5,547,419
                                                                ====================   ====================







       Real estate properties held for sale as of December 31, 2001 and 2000 consists of the following properties acquired through foreclosure in 1993 through 2001:

                                                                        2001               2000
                                                                   ---------------    ---------------

      Light industrial warehouse, Merced, California, net of
          valuation allowance of $350,000 as of December 31,
          2000                                                  $            --            522,121

      Commercial lot/residential development, Vallejo,
          California                                                    361,432            361,432

      Commercial lot, Sacramento, California, net of
          valuation allowance of $250,000 as of December 31,
          2001 and 2000                                                 299,828            299,828

      Manufactured home subdivision development, Ione,
          California, net of valuation allowance of $384,000
          as of December 31, 2001 and 2000                            1,699,931          1,764,367

      Light industrial building, Oakland, California                         --            453,815

      Undeveloped land, Reno, Nevada                                    219,553            219,553

      Commercial building, Sacramento, California                        30,000             30,000

      Commercial building, Gresham, Oregon                              410,423            448,444

      91% interest in 2 residential lots as of December 31,
          2000, Lake Don Pedro, California                                   --            209,130

      Commercial building, San Ramon, California, net of
          valuation allowance of $152,000 as of December 31,
          2000                                                               --          1,238,729

      Commercial building, Roseville, California                        757,508                 --
                                                                   ---------------    ---------------

                                                                $     3,778,675          5,547,419
                                                                   ===============    ===============

       The acquisition of certain of these properties (including the property within the limited liability companies discussed below) resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of approximately $3,369,000, $685,000 and $2,000,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       During the year ended December 31, 2001, the industrial building located in Merced, California that was acquired by the Partnership through foreclosure in 1993 was sold for $1,000,000, resulting in a gain to the Partnership of approximately $478,000 (net of the allowance for real estate losses established on this property in the amount of $350,000).

       During the year ended December 31, 2001, the light industrial building located in Oakland, California that was acquired by the Partnership through foreclosure in 1997 was sold for cash of $1,328,000, resulting in a gain to the Partnership of approximately $875,000. The commercial building located in San Ramon, California that was acquired by the Partnership through foreclosure in 1999 was sold for cash of $1,390,000, resulting in a gain to the Partnership of approximately $151,000 during 2001. In addition, the house and improved lot located in Lake Don Pedro, California that were acquired by the Partnership through foreclosure in 1999 were sold for cash of $174,000, resulting in a loss to the Partnership of approximately $62,000 during 2001.

       During the year ended December 31, 2001, the Partnership foreclosed on a 2nd mortgage loan secured by an office building located in Roseville, California in the amount of $210,000 and obtained the property via the trustee's sale. The Partnership subsequently paid off the 1st mortgage loan in the amount of approximately $527,000.

       In January 2002, the Partnership foreclosed on a loan in the amount of $2,925,000 and took title to the property (a hotel located in Phoenix, Arizona). The loan is included in loans secured by trust deeds in the accompanying consolidated balance sheet as of December 31, 2001. The Partnership had previously established a loan loss allowance of $1,235,000 on this loan. In addition, in January 2002, the commercial lot located in Vallejo, California that was acquired by the Partnership through foreclosure in 1994 was sold for cash of $1,095,000, resulting in a gain to the Partnership of approximately $734,000.

       During 2000, an industrial building located in Lathrop, California that was acquired by the Partnership through foreclosure in April 2000 was sold for cash of $90,000 and a note of $814,000, resulting in a gain to the Partnership of approximately $142,000. The note was repaid in full by the borrower in 2001. 87 residential lots located in Lake Don Pedro, California that were acquired by the Partnership through foreclosure in 1999 were sold for cash resulting in a gain to the Partnership of approximately $46,000 during 2000. In addition, a residential/retail building located in Oakland, California that was acquired by the Partnership through foreclosure in 1999 was sold for cash resulting in a gain to the Partnership of approximately $92,000 during 2000..

       During 1999, a six-unit residential building located in Oakland, California, in which the Partnership owned a 22% interest, was sold resulting in a gain to the Partnership of $18,000. In addition, a 66-acre residential parcel located in Vallejo, California was sold by the Partnership for cash of $500,000 and a note of $1,000,000 resulting in a gain to the Partnership of $822,000. The note was repaid in full by the borrower in 2001.

       (a)    Investment in Limited Partnership

              During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two other unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not been contributed into University Hills by the Partnership. The Partnership is a limited partner in University Hills. An unrelated entity is the managing general partner. The partners in University Hills may make additional capital contributions and/or partnership loans, as may be necessary from time to time. All capital contributions will earn a return equal to 10% per annum and any loans will be paid a rate equal to 15% per annum. The Partnership has a 50% interest in the cash flow of University Hills after all capital contributions and 10% return have been paid to the partners. As of December 31, 2001, the Partnership had advanced an additional $176,743 to University Hills for design and development costs. There was no income or expense recognized by University Hills during 2001.

       (b)    Investment in Limited Liability Companies

              Oregon Leisure Homes, LLC

              In June 2001, eight condominium units that secured a Partnership loan in the total amount of $1,045,000 were transferred by the borrower via a statutory warranty deed to a new entity named Oregon Leisure Homes, LLC (OLH), which was formed between the Partnership and an unrelated developer. OLH was formed to complete development and sales of the condominium units. The Partnership is co-manager of OLH along with the other member and is to receive 70% of the profits or losses. As such, the assets and liabilities of OLH have been consolidated into the accompanying consolidated balance sheet of the Partnership. There was no income or expense recognized by OLH during 2001. As of December 31, 2001, the Partnership had advanced approximately $557,000 to OLH for construction and other related development costs. The Partnership's total investment in OLH was approximately $1,602,000 as of December 31, 2001.

              Dation, LLC

              In July 2001, a mobile home park located in Lake Charles, Louisiana that secured a Partnership loan in the amount of $2,113,600 was transferred by the borrower to a new entity named Dation, LLC (Dation), which was formed between the Partnership and an unrelated developer. The Partnership is advancing funds to Dation to finish the remaining lots under the existing loan terms and may provide additional financing to Dation. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $79,000 for the year ended December 31, 2001. The Partnership also recognized $128,000 in interest income from its loan to Dation. As of December 31, 2001, the Partnership had advanced an additional $32,000 to Dation, net of repayments in the amount of $10,000, under the existing loan for development costs. The Partnership's total investment in Dation was approximately $2,067,000 as of December 31, 2001.

       (c)    Investment in Real Estate Joint Venture

              The Partnership has a construction loan made on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The balance of this loan of $1,980,447 as of January 1, 2001 was transferred from loans secured by trust deeds to real estate held for sale in the accompanying consolidated financial statements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits within the joint venture once all units have been sold. The Partnership's investment in the joint venture was approximately $6,511,000 as of December 31, 2001.

(5)    Real Estate Held for Investment

       Real estate held for investment is comprised of the retail property located in Greeley, Colorado held within the corporate joint venture (see below), an office building and undeveloped land located in Monterey, California and a light industrial building located in Paso Robles, California and is comprised of the following as of December 31, 2001 and 2000:

                                                        2001           2000
                                                        ----           ----
               Land                                $  4,924,291       4,924,291

               Buildings                              8,273,043       7,459,271

               Improvements                           1,095,212         674,218

               Other                                    111,206         127,625
                                                   ------------    ------------
                                                     14,403,752      13,185,405

               Less: Accumulated depreciation
                     and amortization                  (339,088)       (107,216)
                                                   ------------    ------------
                                                   $ 14,064,664      13,078,189
                                                   ============    ============

       Depreciation and amortization expense was $232,000 and $101,000 for the years ended December 31, 2001 and 2000, respectively.

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

       During the years ended December 31, 2000 and 1999, the Partnership advanced an additional $2,864,000 and $1,417,000, respectively, to the Company for development. In addition, the Partnership received repayment of advances from the Company in the amount of $581,000 during the year ended December 31, 2000.

       Construction of the building was substantially completed in June 2000. Prior to the sale of the building in July 2000, the Company entered into a reverse, like-kind exchange, whereby the proceeds attributable to the Partnership's interest in the Company from the sale of the building (approximately $3,338,000), net of repayment of the outstanding advances to the Partnership in the amount of $3,858,000, were reinvested into the purchase of a retail commercial development in Greeley, Colorado, which will be held for investment purposes. The purpose of this exchange was to defer the recognition of gain for tax purposes to the Company and, hence, the Partnership. The sale resulted in a book gain to the Partnership of approximately $2,691,000. The Company also incurred a note payable in the amount of $6,023,000 as part of the purchase of the new property. A new member that will act as the property manager of the Greeley property was admitted to the Company in August, 2000.

       Operation of the new property began in August 2000, and net income to the Partnership was approximately $186,000 and $110,000 for the years ended December 31, 2001 and 2000, respectively. The assets, liabilities, income and expenses of the Company have been consolidated into the accompanying consolidated balance sheets and income statements of the Partnership. The minority interest of the joint venture partner of $108,000 and $102,000 as of December 31, 2001 and 2000, respectively, is reported in the accompanying consolidated balance sheets. The net book value of the Company's land and improvements included in real estate held for investment in the accompanying consolidated balance sheets was approximately $10,473,000 and $9,443,000 as of December 31, 2001 and 2000, respectively.

 (6)   Note Payable

       The Partnership has a note payable with a bank through its investment in the limited liability company (see note 5), which is secured by the retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2003. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (5.38% at December 31, 2001). Interest expense for the years ended December 31, 2001 and 2000 was approximately $429,000 and $235,000, respectively. The principal balance on the note as of December 31, 2001 and 2000 was approximately $6,920,000 and $6,023,000, respectively. The Company also has the option to draw an additional $473,000 on the note for capital expenditures, tenant improvements or leasing commissions. The note contains certain covenants, which the Company has complied with as of December 31, 2001.

(7)    Line of Credit

       The Partnership finalized a line of credit agreement with a group of banks in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $20,000,000. There was no balance outstanding on the line of credit as of December 31, 2001. Borrowings under this line of credit bear interest at the bank's prime rate, which was 4.75% as of December 31, 2001.The line of credit expires on July 31, 2003. The Partnership is required to maintain a non-interest bearing account in the amount of $250,000 with one of the banks. The agreement requires the Partnership to meet certain financial covenants including minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of December 31, 2001.

(8)    Partners' Capital

       In December 1998, the limited partners voted to amend the Partnership Agreement and there were further amendments by OFG in February 1999, April 2000 and March 2001. All such changes have been incorporated into this note and elsewhere in the consolidated financial statements where applicable.

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

              The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $14,533,203, $12,689,435 and $10,703,230 for the years ended December 31, 2001,
              2000, and 1999, respectively. Reinvested distributions are not shown as partners' cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners' capital and cash flows.

              The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per unit (book value) within 61 to 91 days after written notices are delivered to OFG, subject to the following limitations, among others:

              o No withdrawal of units can be requested or made until at least one year from the date of purchase of those units, other than units received under the Partnership's Reinvested Distribution Plan.

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

       (b)    Carried Interest of General Partner

              OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its carried interest (formerly "promotional interest"), OFG has an interest equal to 1% of the limited partners' capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG's capital account as additional compensation. As of December 31, 2001, OFG had made cash capital contributions of $1,350,116 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

              The carried interest expense charged to the Partnership was $173,292, $102,212 and $67,907 for the years ended December 31, 2001, 2000 and 1999, respectively.

(9)    Contingency Reserves

       In accordance with the Partnership Agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,350,116 as of December 31, 2001), up to a maximum of 1/2 of 1% of the limited partners' capital accounts will be available as an additional contingency reserve, if necessary.

       The contingency reserves required as of December 31, 2001 and 2000 were approximately $5,413,000 and $4,743,000, respectively. Certificates of deposit and certain cash equivalents as of the same dates were accordingly maintained as reserves.

(10)   Income Taxes

       The net difference between partners' capital per the Partnership's federal income tax return and these financial statements is comprised of the following components:

                                                                                        2001                  2000
                                                                                  ---------------       ----------------

                        Partners' capital per financial statements               $  272,286,714           238,757,190
                        Accrued interest income                                      (2,358,962)           (2,015,630)
                        Allowance for loan losses                                     4,425,000             4,000,000
                        Allowance for real estate held for sale and investment          834,000             1,336,000
                        Accrued distributions                                           625,645               641,764
                        Tax-deferred gains on sales of real estate                   (2,690,850)           (3,442,651)
                        Other                                                           205,816               243,524
                                                                                  -------------         -------------

                        Partners' capital per federal income tax return          $  273,327,363           239,520,197
                                                                                  =============         =============

(11)   Transactions with Affiliates

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

       OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months is equal to or less than the stated limits. Management fees amounted to approximately $3,438,000, $3,914,000 and $2,653,000 for the years ended December 31,
       2001, 2000 and 1999, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $572,000, $531,000 and $480,000 for the years ended December 31, 2001,
       2000 and 1999, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2001 and 2000, the Partnership owed management and servicing fees to OFG in the amounts of $1,272,000 and $569,000, respectively.

       The maximum servicing fees were paid to OFG during the years ended December 31, 2001, 2000 and 1999. If the maximum management fees had been paid to OFG during the years ended December 31, 2001, 2000 and 1999, the management fees would have been $6,287,000 (increase of $2,849,000), $5,845,000 (increase of $1,931,000) and $5,276,000 (increase of
       $2,623,000), respectively, which would have reduced net income allocated to limited partners by approximately 13.0%, 8.7% and 15.2%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.07, $.09 and $.07, respectively. In determining the yield to the partners and hence the management fees, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. Large fluctuations in the management fees paid to the General Partner are normally a result of extraordinary items of income or expense within the Partnership (such as gains or losses from sales of real estate, large increases or decreases in delinquent loans, etc.). Thus, OFG expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and OFG may again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

       OFG receives all late payment charges from borrowers on loans owned by the Partnership, pursuant to the terms of the Partnership Agreement. Such charges are in addition to the normal monthly loan payments and totaled approximately $1,297,000, $1,118,000, and $395,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       OFG originates all loans the Partnership invests in and receives a loan origination fee from borrowers. Such fees earned by OFG amounted to approximately $6,990,000, $7,936,000 and $6,681,000 on loans originated of $166,264,000, $117,409,000 and $119,404,000 for the years ended
       December 31, 2001, 2000 and 1999, respectively. Such fees as a percentage of loans purchased by the Partnership were 4.2%, 6.8% and 5.6% for the years ended December 31, 2001, 2000 and 1999, respectively. In the year ended December 31, 2000, two loans in the total amount of $45,419,000 had loan origination fees totaling $4,542,000. In the year ended December 31, 1999, one loan in the amount of $12,025,000 had a loan origination fee of $2,900,000.

       During the year ended December 31, 2000, OFG purchased two delinquent loans from the Partnership at face value in the total amount of $1,178,000 for a note with interest at 9% per annum. The notes were repaid in full during 2000. Included in loans secured by trust deeds as of December 31, 1998 was a note in the amount of $180,000, which was secured by a property owned by an affiliate of OFG. The loan earned interest at 8% per annum and was repaid during 1999. The Partnership earned interest income of approximately $56,000 and $4,000 during the years ended December 31, 2000 and 1999, respectively, from OFG and affiliates under loans secured by trust deeds.

 (12)  Net Income per Limited Partner Unit

       Net income per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were 256,208,924, 225,427,296 and 206,607,637 for the years ended December 31, 2001, 2000 and 1999, respectively.

 (13)  Rental Income

       The Partnership's real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to eight years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2001, and thereafter are as follows:

                  Year ending December 31:
                  2002                              $   1,410,605
                  2003                                  1,084,875
                  2004                                    889,527
                  2005                                    705,132
                  2006                                    350,891
                  Thereafter (through 2008)               241,050
                                                   --------------

                                                    $   4,682,080
                                                   ==============

(14)   Fair Value of Financial Instruments

       The Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value for certain of the Partnership's assets. The following methods and assumptions were used to estimate the value of the financial instruments included in the following categories:

       (a)    Cash and Cash Equivalents and Commercial Paper

              The carrying amount approximates fair value because of the relatively short maturity of these instruments.

       (b)    Loans Secured by Trust Deeds

              The carrying value of these instruments of $213,703,469 approximates the fair value as of December 31, 2001. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $4,425,000 as of December 31, 2001 is also considered in evaluating the fair value of loans secured by trust deeds.

        (c)   Note Payable

              The carrying value of the Partnership's note payable of $6,919,829 approximates the fair value as of December 31, 2001. The fair value is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.





  (15) Selected Quarterly Financial Data (Unaudited)

                                                    First         Second        Third         Fourth
                                                   Quarter       Quarter       Quarter       Quarter            Year
                                                 ------------- ------------- ------------- -------------    --------------
        Revenues:
        2001                                   $    7,768,681     7,037,933     7,562,520     7,110,431     $    29,479,565
        2000                                        5,647,402     5,920,046     9,556,144     7,144,839          28,268,431

        Expenses:
        2001                                        1,296,163     1,868,839     2,120,416     2,304,923           7,590,341
        2000                                        1,170,686       983,717     1,701,959     1,877,013           5,733,375

        Net Income Allocated to
        General Partner
        2001                                           63,558        50,588        52,570        47,431             214,147
        2000                                           44,004        48,514        77,324        51,842             221,684

        Net Income Allocated to
        Limited Partners
        2001                                        6,408,960     5,118,506     5,389,534     4,758,077          21,675,077
        2000                                        4,432,712     4,887,815     7,776,861     5,215,984          22,313,372

        Net Income Allocated to Limited
        Partners per Weighted Average
        Limited Partnership Unit
        2001                                   $         0.03          0.02          0.02          0.02     $          0.08
        2000                                             0.02          0.02          0.03          0.03     $          0.10


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
---------------------------------------------------------------------

         None during 2001.


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

         The General Partner had a net worth of approximately $22,800,000 on December 31, 2001. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

o William C. Owens - Mr. Owens, age 51, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

o Bryan H. Draper - Mr. Draper, age 44, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the board of directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

o William E. Dutra - Mr. Dutra, age 39, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

o Andrew J. Navone - Mr. Navone, age 45, is a Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

o Melina A. Platt - Ms. Platt, age 35, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

         The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2001. Such fees were established by the General Partner and were not determined by arms-length negotiation.

                                                       Year Ended
                                                      December 31, 2001

                                                                   Maximum
Form of Compensation                              Actual          Allowable

Paid by the Partnership:
Management Fees*.....................        $   3,438,000      $   6,287,000
Servicing Fees.......................              572,000            572,000
Carried Interest.....................              173,000            173,000
                                             -------------      -------------
Subtotal                                     $   4,183,000      $   7,032,000
                                             -------------      -------------

Paid by Borrowers:
Loan Origination Fees................        $   6,990,000      $   6,990,000
Late Payment Charges.................            1,297,000          1,297,000
                                             -------------      -------------
Subtotal                                     $   8,287,000      $   8,287,000
                                             -------------      -------------

Grand Total                                  $  12,470,000      $  15,319,000
                                             =============      =============

Reimbursement by the Partnership of
Other Expenses                               $      32,000      $      32,000
                                             =============      =============


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,382,000 units (1.2%) of the Partnership as of December 31, 2001. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens, and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.


Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

Management Fee

         The General Partner is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The amount of management fees to the General Partner for the year ended December 31, 2001 was approximately $3,438,000.



Servicing Fee

         All of the Partnership's loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2001 was approximately $572,000.

Carried Interest

                  The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners' capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners' capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner's capital account as additional compensation. As of December 31, 2001, the General Partner had made total cash capital contributions of $1,350,000 to the Partnership. During 2001, the Partnership incurred carried interest expense of $173,000.

Reimbursement of Other Expenses

          The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement). During 2001, the Partnership reimbursed the General Partner for expenses in the amount of $32,000.

Compensation from Others

         In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Loan Origination Fees

         Loan origination fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2001, the General Partner earned investment evaluation fees on Partnership loans in the amount of $6,990,000.

Late Payment Charges

         All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner. During 2001, the General Partner received late payment charges from borrowers in the amount of $1,297,000.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                  Form 10-K Pg.
(a)(1)            List of Financial Statements:
                  ---------------------------
         Report of Independent Certified Public Accountants            p. 32

         Independent Auditors' Report                                  p. 33

         Consolidated Balance Sheets - December 31, 2001 and 2000      p. 34

         Consolidated Statements of Income for the years ended
           December 31, 2001, 2000 and 1999                            p. 35

         Consolidated Statements of Partners' Capital for the
           years ended December 31, 2001, 2000 and 1999                p. 36

         Consolidated Statements of Cash Flows for the years
           ended December 31, 2001, 2000 and 1999                      p. 37

         Notes to Consolidated Financial Statements                    pp. 38-52

(2)      Schedule II- Valuation and Qualifying Accounts                pp. 58

(3)      Schedule IV- Mortgage Loans on Real Estate                    pp. 59-60

(4)      Exhibits:
         ---------

         3. Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Amendment Number 4 to the Form S-11 Registration Statement No. 333-69272 filed January 23, 2002 and declared effective on February 4, 2002.

         10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Amendment Number 4 to the Form S-11 Registration Statement No. 333-69272 filed January 23, 2002 and declared effective on February 4, 2002.

(c)      Exhibits:
         ---------

         3. Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Amendment Number 4 to the Form S-11 Registration Statement No. 333-69272 filed January 23, 2002 and declared effective on February 4, 2002.

         10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Amendment Number 4 to the Form S-11 Registration Statement No. 333-69272 filed January 23, 2002 and declared effective on February 4, 2002.

(d)      Schedules:
         ----------

         Schedule II - Valuation and Qualifying Accounts

         Schedule IV - Mortgage Loans on Real Estate
                                                                SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS

                      PROVISION FOR LOAN LOSSES ROLLFORWARD


         Balance at January 1, 1999                             $    3,500,000
           Provision                                                   500,000
           Charge-offs                                                      --
                                                                  ------------
         Balance at December 31, 1999                                4,000,000
           Provision                                                        --
           Charge-offs                                                      --
                                                                  ------------
         Balance at December 31, 2000                                4,000,000
           Provision                                                 1,039,645
           Charge-offs                                                (614,645)
                                                                  ------------
         Balance at December 31, 2001                            $   4,425,000
                                                                  ============



                 PROVISION FOR LOSSES ON REAL ESTATE ROLLFORWARD


         Balance at January 1, 1999                              $   1,184,000
           Charges to costs and expenses                               152,000
           Deductions                                                       --
                                                                  ------------
         Balance at December 31, 1999                                1,336,000
           Charges to costs and expenses                                    --
           Deductions                                                 (200,000)
                                                                   -----------
         Balance at December 31, 2000                                1,136,000
           Charges to costs and expenses                                    --
           Deductions                                                 (502,000)
                                                                   -----------
         Balance at December 31, 2001                            $     634,000
                                                                   ===========



                                                                     SCHEDULE IV
                         OWENS MORTGAGE INVESTMENT FUND
               MORTGAGE LOANS ON REAL ESTATE -- DECEMBER 31, 2001

                                                                                                    Principal Amount
                                                                                                    of Loans Subject
                                                                                                      to Delinquent
                                                            Final             Carrying Amount         Principal or
            Description              Interest Rate       Maturity date          of Mortgages            Interest



TYPE OF LOAN
Income Producing................        4.75-15.00%  Current to Sept., 2018       $180,506,295         $ 13,139,296
Construction....................       10.25-12.75%  Current to Nov.., 2003         14,773,984                   --
Land  ..........................       10.00-14.50%  Current to Dec., 2003          15,360,822            2,402,200
Residential.....................             11.00%  April, 2002                     3,062,368            3,062,368
                                                                                  ------------         ------------
           TOTAL                                                                  $213,703,469         $ 18,603,864
                                                                                  ============         ============


AMOUNT OF LOAN
$0-250,000......................        4.75-14.50%  Current to Sept., 2014         $2,323,978         $         --
$250,001-500,000................       10.00-12.50%  Current to Sept., 2018          4,831,825              779,522
$500,001-1,000,000..............       10.00-13.50%  Current to Jan., 2014           4,426,838              802,200
Over $1,000,000.................        8.50-15.00%  Current to May, 2015          202,120,828           17,022,142
                                                                                  ------------         ------------
           TOTAL                                                                  $213,703,469         $ 18,603,864
                                                                                  ============         ============


POSITION OF LOAN
First ..........................        8.50-14.50%  Current to Sept., 2018       $205,139,594         $ 18,603,864
Second .........................        4.75-15.00%  Current to Aug., 2010           8,563,875                   --
                                                                                  ------------         ------------
           TOTAL                                                                  $213,703,469         $ 18,603,864
                                                                                  ============         ============


---------------

NOTE 1: All loans are acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.

NOTE 2:    Balance at beginning of period (1/1/99).......................................................$182,721,465
           Additions during period:
           New mortgage loans.............................................................................119,403,718
           Loan carried back on sale of real estate to general partner................................      1,000,000
                                                                                                         ------------
           Subtotal.......................................................................................303,125,183
           Deductions during period:
           Collection of principal.........................................................................92,952,328
           Sales of loans secured by trust deeds at face value..............................................7,816,294
           Foreclosures.............................................................................        2,000,044
                                                                                                         ------------
           Balance at end of period (12/31/99)...........................................................$200,356,517
                                                                                                         ============

           Balance at beginning of period (1/1/00).......................................................$200,356,517
           Additions during period:
           New mortgage loans.............................................................................117,409,372
           Loan carried back on sale of real estate....................................................       813,600
                                                                                                         ------------
           Subtotal.......................................................................................318,579,489
           Deductions during period:
           Collection of principal.........................................................................87,955,112
           Sales of loans secured by trust deeds at face value..............................................6,665,913
           Foreclosures................................................................................       685,000
                                                                                                         ------------
           Balance at end of period (12/31/00)...........................................................$223,273,464
                                                                                                         ============



           Balance at beginning of period (1/1/01).......................................................$223,273,464
           Additions during period:
           New mortgage loans.............................................................................148,046,907
                                                                                                         ------------
           Subtotal.......................................................................................371,320,371
           Deductions during period:
           Collection of principal........................................................................151,653,210
           Charge-off of loans against allowance for loan losses..............................................614,645
           Loan transferred to investment in real estate joint venture (balance as of 1/1/01)...............1,980,447
           Foreclosures................................................................................     3,368,600
                                                                                                         ------------
            Balance at end of period (12/31/01)..........................................................$213,703,469
                                                                                                         ============

During the years ended December 31, 2001, 2000 and 1999, the Partnership refinanced loans totaling $13,677,000, $25,126,000 and $7,436,000, respectively, thereby extending the maturity date.

During the year ended December 31, 2000, the Partnership sold two delinquent loans at book value to the General Partner for notes receivable in the total amount of $1,178,000. The General Partner subsequently foreclosed on the loans. The notes were repaid by the General Partner in September 2000.
--------------
NOTE 3:    Included in the above loans are the following loans which exceed
           3% of the total loans as of December 31, 2001. There are no other loans that exceed 3% of the total loans as of December 31, 2001:

                                                                                                        Principal
                                                                                                        Amount of
                                                                                                      Loans Subject
                                         Final                                Face        Carrying     to Delinquent
                            Interest   Maturity   Periodic Payment   Prior   Amount of   Amount of    Principal or
       Description             Rate      Date          Terms         Liens   Mortgages   Mortgages      Interest
       -----------          --------  ---------   ----------------   -----   ---------   ---------    --------------

Movie Theater               12.00%     5/8/01     Interest only,     None    $6,500,000  $6,500,000     $6,500,000
Fresno, CA                                        balance due at                                        (Delinquent
                                                  maturity                                               Principal)


Golf Course,                12.00%     4/23/02    Interest only,     None    $6,880,000  $6,880,000     $        0
Nipomo, CA                                        maturity


Movie Theater and Retail    11.00%     3/27/03    Interest only,     None    $7,145,500  $7,145,500     $        0
Center                                            balance due at
Turlock, CA                                       maturity


Housing Development         11.50%     8/2/03     Interest only,     None    $10,551,925 $10,551,925    $        0
Hayward, CA                                       balance due at
                                                  maturity

Office Building in
Seattle, WA and Retail      12.00%     12/28/12   Principal and      None    $13,240,000 $12,805,853    $        0
Centers in                                        interest due
Renton, WA, Nampa, ID and                         monthly
Reno, NV

8 Cemeteries and            14.00%     11/6/02    Interest only,     None    $14,000,000 $14,000,000    $        0
Mortuaries                                        balance due at
Islands of Hawaii, Oahu,                          maturity
and Maui

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


Dated:   March 26, 2002        OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   March 26, 2002        By: /s/ William C. Owens
                                   --------------------
                                   William C. Owens, President


Dated:   March 26, 2002        By: /s/ Bryan H. Draper
                                   -------------------
                                   Bryan H. Draper, Chief Financial Officer


Dated:   March 26, 2002        By: /s/ Melina A. Platt
                                   --------------------
                                   Melina A. Platt, Controller