Form 10-QT
period 2002-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 2002-05-15
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2002

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

                           Consolidated Balance Sheets

                      March 31, 2002 and December 31, 2001


                                                                            (UNAUDITED)
                                                                             March 31             December 31
                                                                               2002                  2001

                                     ASSETS

Cash and cash equivalents                                               $    34,082,658        $    41,431,108
Loans secured by trust deeds, net of allowance for
  losses of $3,610,000 in 2002 and $4,425,000 in 2001                       216,302,051            209,278,469
Interest and other receivables                                                2,374,989              2,253,322
Due from affiliate                                                              192,647                128,215
Real estate held for sale, net of allowance for losses
  of $634,000 in 2002 and 2001                                               17,108,201             14,134,961
Real estate held for investment, net of accumulated depreciation
  and amortization of $406,102 in 2002 and $339,088 in 2001                  14,332,643             14,064,664
                                                                            -----------            -----------
                                                                           $284,393,189           $281,290,739
                                                                            ===========            ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       631,095         $      625,645
Due to general partner                                                          689,762              1,272,042
Accounts payable and accrued liabilities                                         80,164                 78,829
Note payable                                                                  7,172,200              6,919,829
                                                                              ---------              ---------
     Total Liabilities                                                        8,573,221              8,896,345

Minority interest                                                                94,124                107,680

PARTNERS' CAPITAL (units subject to redemption):
General partner                                                               2,706,018              2,677,867
Limited partners                                                            273,019,826            269,608,847
                                                                            -----------            -----------
     Total partners' capital                                                275,725,844            272,286,714
                                                                            -----------            -----------
                                                                           $284,393,189           $281,290,739
                                                                            ===========            ===========

The accompanying notes are an integral part of these financial statements


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                        Consolidated Statements of Income

         For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

                                                                                      For the Three Months Ended
                                                                                    March 31              March 31
                                                                                      2002                  2001
REVENUES:
     Interest income on loans secured by trust deeds                              $   6,293,549         $   6,057,192
     Gain on sale of real estate, net                                                   733,698               975,350
     Rental and other income from real estate properties                                784,109               621,749
     Other income                                                                       136,379               114,390
                                                                                      ---------             ---------
       Total revenues                                                                 7,947,735             7,768,681

EXPENSES:
     Management fees to general partner                                                 762,403               473,632
     Servicing fees to general partner                                                  139,982               142,917
     Carried interest to general partner                                                 12,563                25,921
     Administrative                                                                       9,900                 7,875
     Legal and accounting                                                                82,636                14,630
     Rental and other expenses on real estate properties                                621,229               423,569
     Interest expense                                                                    94,294               127,868
     Minority interest                                                                  (13,556)                 (423)
     Provision for loan losses                                                          420,000                    --
     Other                                                                               25,644                80,174
                                                                                      ---------             ---------
       Total expenses                                                                 2,155,095             1,296,163
                                                                                      ---------             ---------
       Net income                                                                 $   5,792,640         $   6,472,518
                                                                                      =========             =========
       Net income allocated to general partner                                    $      57,306         $      63,558
                                                                                      =========             =========
Net income allocated to limited partners                                          $   5,735,334         $   6,408,960
                                                                                      =========             =========
Net income allocated to limited partners
    per weighted average limited partnership unit
    (272,241,000 and 240,931,000 average units)                                            $.02                  $.03
                                                                                           ====                  ====

                 The accompanying notes are an integral part of
                          these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2002 and 2001
                                   (UNAUDITED)
                                                                              March 31                March 31
                                                                                2002                    2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $   5,792,640          $    6,472,518
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Gain on sale of real estate properties                                     (733,698)               (975,350)
     Provision for loan losses                                                   420,000                      --
     Depreciation and amortization                                                67,013                  55,889
     Changes in operating assets and liabilities:
       Interest and other receivables                                           (121,667)                 62,440
       Due from affiliate                                                        (64,432)                     --
       Accounts payable and accrued liabilities                                    1,335                 (19,435)
       Due to general partner                                                   (582,280)                (43,174)
                                                                               ---------               ---------
          Net cash provided by operating activities                            4,778,911               5,552,888
                                                                               ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (31,977,325)            (47,296,370)
     Principal collected on loans                                                312,438                 282,503
     Loan payoffs                                                             22,531,305              44,863,317
     Investment in real estate properties                                     (2,039,333)                (62,771)
     Net proceeds from disposition of real estate properties                   1,154,799               3,075,676
     Minority interest in limited liability company                              (13,556)                   (423)
     Proceeds from maturities of certificates of deposit                              --                  50,000
                                                                              ----------              ----------
         Net cash (used in) provided by investing activities                 (10,031,672)                911,932
                                                                              ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership units                                   1,865,241               5,693,968
     Accrued distributions payable                                                 5,450                 (15,760)
     Advances on note payable                                                    252,371                      --
     Partners' cash distributions                                             (1,899,767)             (1,903,087)
     Partners' capital withdrawals                                            (2,318,984)             (3,512,300)
                                                                               ---------               ---------
         Net cash (used in) provided by financing activities                  (2,095,689)                262,821
                                                                               ---------               ---------

Net (decrease) increase in cash and cash equivalents                          (7,348,450)              6,727,641

Cash and cash equivalents at beginning of period                              41,431,108               6,234,479
                                                                              ----------              ----------
Cash and cash equivalents at end of period                              $     34,082,658        $     12,962,120
                                                                              ==========              ==========

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for interest                                     92,982                 134,853
                                                                              ==========              ==========

See notes 2 and 3 for supplemental disclosure of non-cash investing activities. The accompanying notes are an integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                 March 31, 2002


    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

    (2)  Loans Secured by Trust Deeds and Allowance for Loan Losses

         The Partnership's investment in loans delinquent greater than ninety days was $20,004,000 and $18,604,000 as of March 31, 2002 and December 31, 2001, respectively. The Partnership's investment in delinquent loans consisted of 11 and 9 loans as of March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, $4,242,000 of the delinquent loans has a specific related allowance for credit losses totaling $810,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

         As of March 31, 2002 and December 31, 2001, loans past maturity totaled approximately $39,579,000 and $40,927,000, respectively. Of the past maturity loans at March 31, 2002, $7,920,000 represent loans for which interest payments are delinquent more than ninety days.

         During the three months ended March 31, 2002 and 2001, the Partnership refinanced loans totaling $4,574,000 and $1,900,000, respectively.

         Changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001 were as follows:

                                                                 2002                2001
                                                               -------             --------
              Balance, beginning of period                    $ 4,425,000         $ 4,000,000
                  Provision                                       420,000                  --
                  Charge-off to real estate held for sale      (1,235,000)                 --
                                                               ----------           ---------
              Balance, end of period                          $ 3,610,000         $ 4,000,000
                                                               ==========           =========


         The General Partner believes that the allowance for estimated loan losses is appropriate as of March 31, 2002. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

(3)   Real Estate Held for Sale and Investment

         During the quarter ended March 31,2002, the Partnership foreclosed on a first mortgage loan secured by a hotel located in Phoenix, Arizona in the amount of $2,925,000 and obtained the property via the trustee's sale. The Partnership paid $334,532 in delinquent property taxes at the time of foreclosure which were capitalized to the basis of the property. The Partnership then wrote down the basis of the property by $1,235,000 to its estimated fair market value of approximately $2,025,000 as of March 31, 2002.

         During the quarter ended March 31, 2002, a commercial parcel located in Vallejo, California that was acquired by the Partnership through foreclosure in 1994 was sold for $1,095,000, resulting in a gain to the Partnership of approximately $734,000.

         Investment in Limited Partnership

         During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not been contributed into University Hills by the Partnership. During the quarter ended March 31, 2002, University Hills was dissolved. The Partnership intends to develop the property on its own. During the quarter ended March 31, 2002, approximately $41,000 of costs previously advanced to University Hills were written off by the Partnership. The Partnership's total net basis in the property is $357,000 as of March 31, 2002.

         Investment in Limited Liability Companies

         Oregon Leisure Homes, LLC

         During 2001, a new entity named Oregon Leisure Homes, LLC (OLH) was formed between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is co-manager of OLH and is to receive 70% of the profits. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. During the quarter ended March 31, 2002, the Partnership advanced an additional $108,000 to OLH for continued development and marketing of the condominium units that are currently for sale. The net loss to the Partnership was approximately $37,000 for the quarter ended March 31, 2002.

         Dation, LLC

         During 2001, a new entity named Dation, LLC (Dation) was formed between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and may provide additional financing. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $33,000 during the quarter ended March 31, 2002. The Partnership also recognized $64,000 in interest income from its loan to Dation. The Partnership's total investment in Dation was approximately $2,036,000 as of March 31, 2002.

         720 University, LLC

         The Partnership has an investment in a limited liabilty company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net loss to the Partnership was approximately $23,000 during the quarter ended March 31, 2002. The minority interest of the joint venture partner of approximately $94,000 as of March 31, 2002 is reported in the accompanying consolidated balance sheet.

         Investment in Real Estate Joint Venture

         The Partnership has a construction loan made on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in real estate held for sale to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits within the joint venture once all units have been sold. The Partnership advanced an additional $1,829,000 to the joint venture and received repayment of advances in the amount of $656,000 during the quarter ended March 31, 2002. The Partnership's investment in the joint venture was approximately $7,684,000 as of March 31, 2002.

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

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $762,000 and $474,000 for the three months ended March 31, 2002 and 2001, respectively. Service fee payments to OFG approximated $140,000 and $143,000 for the three months ended March 31, 2002 and 2001, respectively.

         The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2002. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2002, the management fees would have been $1,540,000 (increase of $778,000), which would have reduced net income allocated to limited partners by approximately 13.4% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.018. In determining the management fees and hence the yield to the partners, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. OFG expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that OFG will again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

 (5)     Note Payable

         The Partnership has a note payable with a bank through its investment in 720 University, which is secured by a retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2003. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (5.4% at March 31, 2002). Interest expense for the quarter ended March 31, 2002 and 2001 was approximately $94,000 and $128,000, respectively. The principal balance on the note as of March 31, 2002 and December 31, 2001 was approximately $7,172,000 and $6,920,000, respectively. The Company drew an additional $252,000 on the note during the quarter ended March 31, 2002. The note contains certain covenants, which the Company has complied with as of March 31, 2002.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to 2001

The net income decrease of $680,000 (10.5%) for 2002 compared to 2001, was due to:

o     a decrease in gain on sale of real estate of $241,000;

o     a net increase in the provision for loan losses of $420,000;

o     an increase in management fees to the general partner of $289,000;

o an increase in rental and other expenses on real estate properties of $198,000; and

o     an increase in legal and accounting expenses of $68,000.

The net income decrease in 2002 as compared to 2001, was offset by:

o an increase in interest income on loans secured by trust deeds of $236,000;

o an increase in rental and other income on real estate properties of $162,000; and

o     a decrease in interest expense of $34,000.

         Gain on sale of real estate decreased by $241,000 (24.8%) for the quarter ended March 31, 2002, as compared to the same period in 2001 due to the sale of three properties during the quarter ended March 31, 2001, which resulted in a net gain of $975,000. Only one property was sold during the quarter ended March 31, 2002, which resulted in a gain of $734,000.

         The net increase in the provision for loan losses of $420,000 (100%) was made as a result of increased delinquencies in the loan portfolio. See "Financial Condition - Loan Portfolio" below.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $289,000 (61.0%) during the quarter ended March 31, 2002 as compared to 2001 was primarily a result of an increase in interest income collected on delinquent loans during the quarter.

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

         If the maximum management fees had been paid to the General Partner during the quarter ended March 31, 2002, the management fees would have been $1,540,000 (increase of $778,000), which would have reduced net income allocated to limited partners by approximately 13.4%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.018.

         The increase in rental and other expenses on real estate properties of $198,000 (46.7%) and the increase in rental and other income on real estate properties of $162,000 (26.1%) was primarily the result of the foreclosure and subsequent operation of a hotel located in Phoenix, Arizona, the acquisition of a commercial building located in Roseville, California through foreclosure in the last half of 2001, and the loss incurred from the Partnership's investment in Oregon Leisure Homes, LLC during the quarter ended March 31, 2002. See further discussion under "Real Estate Properties Held for Sale and Investment" below.

         The increase in legal and accounting expenses of $68,000 (464.8%) was due to professional fees incurred in the first quarter of 2002 as a result of a new S-11 filing with the Securities and Exchange Commission in January 2002 and the S-11 Post-Effective Amendment filing in April 2002.

         Interest income on loans secured by trust deeds increased $236,000 (3.9%) for the quarter ended March 31, 2002, as compared to the same period in 2001. This increase was a result of an increase in the weighted average yield of the loan portfolio from 11.6% for the quarter ended March 31, 2001 to 11.9% for the quarter ended March 31, 2002. The increased income resulting from the growth in the weighted average yield was offset by a decrease in the total loan portfolio of 2.1% during the period and an increase in loans greater than 90 days delinquent in payments as of March 31, 2002 as compared to March 31, 2001. See "Financial Condition - Loan Portfolio" below.

         The decrease in interest expense of $34,000 (26.3%) for the quarter ended March 31, 2002 as compared to 2001 was the result of a lower interest rate on the note payable within the Greeley, Colorado limited liability company (720 University), even though the average balance on the note had increased since March 2001. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (5.4% as of March 31, 2002). General market interest rates decreased significantly during 2001.

Financial Condition

March 31, 2002 and December 31, 2001

Loan Portfolio

         The number of Partnership mortgage investments decreased from 97 to 96, and the average loan balance increased from $2,203,000 to $2,291,000 between December 31, 2001 and March 31, 2002. The average loan balance in the Partnership's portfolio has been steadily increasing for several years. This is due to the fact that there are more lenders competing for short-term bridge financing at loan levels of $1,000,000 and less, and many of these lenders have the financial capabilities of funding these loans at more competitive rates. However, the current opportunities for maximizing the return to the Partnership are greater for larger loan amounts.

         Approximately $20,004,000 (9.1%) and $18,604,000 (8.7%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of March 31, 2002 and December 31, 2001, respectively. Of these amounts, approximately $3,827,000 (1.7%) and $5,327,000 (2.5%), respectively, were in the process of foreclosure, and approximately $10,682,000 (4.9%) and $6,182,000 (2.9%), respectively, involved loans to borrowers who were in bankruptcy.

         Loans in the process of foreclosure as of December 31, 2001 consisted of three loans, of which one was foreclosed on by the Partnership in January 2002 (see "Real Estate Properties Held for Sale and Investment" below), one is no longer in foreclosure because the Partnership signed a modification agreement with the borrower during the quarter, and one is still delinquent and in foreclosure. In addition, another delinquent loan entered into foreclosure during the quarter ended March 31, 2002.

         Loans to borrowers who were in bankruptcy increased by $4,500,000 (72.8%) due to two delinquent loans, the borrowers of which entered into bankruptcy proceedings during the quarter ended March 31, 2002.

         As of March 31, 2002 and December 31, 2001, the Partnership held the following types of mortgages:

                                                  March 31,               December 31,
                                                    2002                      2001
                                                 ------------            -------------
         1st Mortgages                          $  212,632,673          $  205,139,594
         2nd Mortgages                               7,279,378               8,563,875
                                                 -------------           -------------
         Total                                  $  219,912,051          $  213,703,469
                                                 =============           =============

         Income Producing Properties            $  181,109,113          $  180,506,295
         Construction                               21,684,032              14,773,984
         Unimproved Land                            15,359,561              15,360,822
         Residential                                 1,759,345               3,062,368
                                                 -------------           -------------
            Total                               $  219,912,051          $  213,703,469
                                                 =============           =============


         As of March 31, 2002 and December 31, 2001, approximately 50% and 54% of the Partnership's mortgage loans are secured by real property located in Northern California.

         The Partnership's investment in residential loans decreased by $1,303,000 (42.5%) since December 31, 2001 due to partial repayments received on one residential loan during the quarter ended March 31, 2002. All of the residential loans are first trust deeds.

 The Partnership's investment in construction loans increased by $6,910,000 (46.8%) since December 31, 2001. This increase was primarily due to additional construction advances made on existing loans during the quarter ended March 31, 2002.

         Changes in the allowance for loan losses for the quarter ended March 31, 2002 and 2001 were as follows:

                                                                 2002                 2001
                                                               ---------            ---------
              Balance, beginning of period                    $ 4,425,000          $ 4,000,000
                  Provision                                       420,000                   --
                  Charge-off to real estate held for sale      (1,235,000)                  --
                                                               ----------            ---------
              Balance, end of period                          $ 3,610,000          $ 4,000,000
                                                               ==========            =========

Real Estate Properties Held for Sale and Investment

           The Partnership currently holds title to thirteen properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $31,441,000 (including properties held in three limited liability companies and one real estate joint venture), net of allowance for losses of $634,000. As of March 31, 2002, properties held for sale total $17,108,000 and properties held for investment total $14,333,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

         During the quarter ended March 31,2002, the Partnership foreclosed on a first mortgage loan secured by a hotel located in Phoenix, Arizona in the amount of $2,925,000 and obtained the property via the trustee's sale. The Partnership paid $334,532 in delinquent property taxes at the time of foreclosure which were capitalized to the basis of the property. The Partnership then wrote down the basis of the property by $1,235,000 to its estimated fair market value of $2,025,000 as of March 31, 2002.

         During the quarter ended March 31, 2002, a commercial parcel located in Vallejo, California that was acquired by the Partnership through foreclosure in 1994 was sold for $1,095,000, resulting in a gain to the Partnership of approximately $734,000.

         During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not been contributed into University Hills by the Partnership. During the quarter ended March 31, 2002, University Hills was dissolved. The Partnership intends to develop the property on its own. During the quarter ended March 31, 2002, approximately $41,000 of costs previously advanced to University Hills were written off by the Partnership. The Partnership's total net basis in the property is $357,000 as of March 31, 2002.

         During 2001, a new entity named Oregon Leisure Homes, LLC (OLH) was formed between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is co-manager of OLH and is to receive 70% of the profits. The assets, liabilities, income and expenses of OLH have been consolidated into the balance sheet and income statement of the Partnership. During the quarter ended March 31, 2002, the Partnership advanced an additional $108,000 to OLH for continued development and marketing of the condominium units that are currently for sale. The net loss to the Partnership was approximately $37,000 for the quarter ended March 31, 2002.

         During 2001, a new entity named Dation, LLC (Dation) was formed between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and may provide additional financing. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $33,000 during the quarter ended March 31, 2002. The Partnership also recognized $64,000 in interest income from its loan to Dation. The Partnership's total investment in Dation was approximately $2,036,000 as of March 31, 2002.

         Four of the Partnership's thirteen properties do not currently generate revenue. Expenses from rental properties have increased from approximately $424,000 to $621,000 (46.7%) for the quarter ended March 31, 2001 and 2002, respectively, and revenues associated with these properties have increased from $622,000 to $784,000 (26.1%), respectively, thus generating a net income from real estate of $163,000 and $198,000 during the quarters ended March 31, 2002 and 2001, respectively. The increases in income and expenses are primarily a result of the foreclosure and subsequent operation of the hotel located in Phoenix, Arizona (discussed above), the acquisition of a commercial building through foreclosure in the last half of 2001, and the loss incurred from the Partnership's investment in OLH during the quarter ended March 31, 2002.

Cash and Cash Equivalents

           Cash and cash equivalents and commercial paper decreased from approximately $41,431,000 as of December 31, 2001 to $34,083,000 as of March 31, 2002 ($7,348,000 or 17.7%) due primarily to a greater amount of loans funded or purchased than repayments on loans received during the quarter ended March 31, 2002.

Interest and Other Receivables

         Interest and other receivables increased from approximately $2,253,000 as of December 31, 2001 to $2,375,000 as of March 31, 2002 ($122,000 or 5.4%)
due primarily to the increase in the average loan portfolio, offset by the increase in loans greater than 90 days delinquent in payments (see "Financial Condition - Loan Portfolio" above). Interest income is not being accrued on these delinquent loans as of March 31, 2002.

Due to General Partner

         Due to General Partner decreased from approximately $1,272,000 as of December 31, 2001 to $690,000 as of March 31, 2002 ($582,000 or 45.8%) due to
decreased management fees owed to the General Partner as of March 31, 2002 pursuant to the Partnership Agreement (see "Results of Operations" above).

Note Payable

         Note payable increased from approximately $6,920,000 as of December 31, 2001 to $7,172,000 ($252,000 or 3.6%) as of March 31, 2002 due to additional advances made on the note payable securing the Greeley, Colorado retail to complete improvements to the property. There is an additional $221,000 to be advanced from the note for construction and tenant improvements.

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

         Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. There was a loss recognized upon foreclosure of a loan in the amount of $1,235,000 during the quarter ended March 31, 2002. There was a total loss of $614,000 realized on two Partnership loans during the year ended December 31, 2001. There were no losses incurred on loans by the Partnership during the years ended December 31, 2000, 1999 and 1998. However, the Partnership realized a loss on real estate in the amount of $712,000 from the sale of a foreclosed property to the General Partner at its fair market value during 1998. As of March 31, 2002, management believes that the allowance for loan losses of $3,610,000 is adequate.

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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 2002, excluding regular distributions of net income to limited partners. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, 7.99%, 6.64%, 5.45%, and 3.40%
(annualized) for the years ended December 31, 1994, 1995, 1996, 1997, 1998, 1999, 2000 and 2001, and the quarter ended March 31, 2002, respectively. These percentages are the annual average of the limited partners' capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

         In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $20,000,000. There was no balance outstanding on the line of credit as of March 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in money market accounts, commercial paper, loans held in the Partnership's portfolio and a note payable securing a real estate property owned by the Partnership as of March 31, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair values as of March 31, 2002.

            Interest Earning Assets and Interest Bearing Liabilities,
                           Aggregated by Maturity Date
                          Twelve Months Ended March 31,

                          2003           2004           2005          2006           2007        Thereafter       Total
Interest earning
assets:
Money market
  accounts              $ 33,704,657        -              -             -              -              -       $ 33,704,657

Average interest                1.5%        -              -             -              -              -               1.5%
rate
Loans secured by
  trust deeds           $134,944,320   $ 32,627,888  $ 33,957,896   $ 651,602      $ 293,783   $ 17,436,562    $219,912,051

Average interest               12.3%          12.1%          10.8%       11.7%          10.0%          11.6%          11.9%
rate

Interest bearing
liabilities:
Note payable to bank                   $  7,172,200        -             -              -              -        $ 7,172,200
                                   -
Average interest                               5.4%        -             -              -              -               5.4%
rate                               -

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

         The majority of the Partnership's mortgage loans (84.5% as of March 31, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership's existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

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


Dated:   May 14, 2002         OWENS MORTGAGE INVESTMENT FUND,
                              a California Limited Partnership

                              By:  Owens Financial Group, Inc., General Partner


Dated:   May 14, 2002         By: /s/ William C. Owens
                                  William C. Owens, President


Dated:   May 14, 2002         By: /s/ Bryan H. Draper
                                  Bryan H. Draper, Chief Financial Officer


Dated:   May 14, 2002         By: /s/ Melina A. Platt
                                  Melina A. Platt, Controller