Form 10-QT
period 2002-06-30
OWENS MORTGAGE INVESTMENT FUND
filed 2002-08-14
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2002

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

                           Consolidated Balance Sheets

                       June 30, 2002 and December 31, 2001


                                                                            (UNAUDITED)
                                                                              June 30             December 31
                                                                               2002                  2001
                                                                               ----                  ----

                                     ASSETS

Cash and cash equivalents                                               $    17,313,076        $    41,431,108
Loans secured by trust deeds, net of allowance for
  losses of $4,231,000 in 2002 and $4,425,000 in 2001                       233,730,170            209,278,469
Interest and other receivables                                                2,320,056              2,253,322
Due from affiliate                                                              192,647                128,215
Real estate held for sale, net of allowance for losses
  of $320,000 in 2002 and $634,000 in 2001                                   17,606,035             14,134,961
Real estate held for investment, net of accumulated depreciation
  and amortization of $476,909 in 2002 and $339,088 in 2001                  14,458,001             14,064,664
                                                                          -------------          -------------
                                                                           $285,619,985           $281,290,739
                                                                            ===========            ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       641,869         $      625,645
Due to general partner                                                          508,040              1,272,042
Accounts payable and accrued liabilities                                         75,123                 78,829
Note payable                                                                  7,228,945              6,919,829
                                                                          -------------         --------------

     Total Liabilities                                                        8,453,977              8,896,345
                                                                          -------------         --------------

Minority interest                                                                93,878                107,680
                                                                        ---------------        ---------------

PARTNERS' CAPITAL (units subject to redemption):
General partner                                                               2,727,362              2,677,867
Limited partners                                                            274,344,768            269,608,847
                                                                            -----------            -----------
     Total partners' capital                                                277,072,130            272,286,714
                                                                            -----------            -----------
                                                                           $285,619,985           $281,290,739
                                                                            ===========            ===========
The accompanying notes are an integral part of these financial statements



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                        Consolidated Statements of Income
      For the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)

                                                             For the Three Months Ended                For the Six Months Ended
                                                             --------------------------                 ------------------------
                                                                June 30           June 30              June 30             June 30
                                                                  2002              2001                2002                2001
                                                                  ----                  ----            ----                ----
REVENUES:
     Interest income on loans secured by trust deeds        $   6,025,788     $   6,303,040      $   12,319,337      $   12,360,233
     Gain (loss) on sale of real estate, net                      180,192           (11,581)            913,891             963,769
     Rental and other income from real estate properties          855,866           664,171           1,639,974           1,285,920
     Other income                                                 108,810            82,303             245,189             196,693
                                                              -----------       -----------      --------------      --------------
     Total revenues                                             7,170,656         7,037,933          15,118,391          14,806,615
                                                              -----------       -----------        ------------        ------------

EXPENSES:
     Management fees to general partner                           517,970         1,152,046           1,280,373           1,625,679
     Servicing fees to general partner                            147,160           146,778             287,142             289,696
     Carried interest to general partner                           11,856            35,705              24,419              61,626
     Administrative                                                 9,900             7,875              19,800              15,750
     Legal and accounting                                          46,538            56,267             129,174              70,896
     Rental and other expenses on real estate properties          741,276           344,623           1,362,505             767,346
     Interest expense                                              83,984           110,300             178,278             238,168
     Minority interest                                               (276)              398             (13,832)                821
     Provision for loan losses                                    621,000                --           1,041,000                  --
     Recovery of losses on real estate held for sale, net        (313,577)               --            (313,577)                 --
     Other                                                         34,237            14,847              59,881              95,021
                                                              -----------      ------------       -------------      --------------
     Total expenses                                             1,900,068         1,868,839           4,055,163           3,165,003
                                                              -----------      ------------       -------------        ------------
     Net income                                             $   5,270,588     $   5,169,094      $   11,063,228      $   11,641,612
                                                              ===========      ============       =============        ============

     Net income allocated to general partner                $      52,111     $      50,588      $      109,417    $        114,146
                                                              ===========      ============       =============      ==============

Net income allocated to limited partners                    $   5,218,477     $   5,118,506      $   10,953,811      $   11,527,466
                                                              ===========       ===========        ============        ============

Net income allocated to limited partners
    per weighted average limited partnership unit                    $.02              $.02                $.04                $.05
                                                                      ===               ===                 ===                 ===

Weighted average limited partnership units                    274,280,000       248,951,000         273,261,000         244,941,000
                                                              ===========       ===========         ===========         ===========

The accompanying notes are an integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                      Consolidated Statements of Cash Flows

                 For the Six Months Ended June 30, 2002 and 2001
                                   (UNAUDITED)
                                                                               June 30                 June 30
                                                                                2002                    2001
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $   11,063,228         $    11,641,612
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Gain on sale of real estate properties                                     (913,891)               (963,769)
     Provision for loan losses                                                 1,041,000                      --
     Recovery of losses on real estate held for sale, net                       (313,577)                     --
     Depreciation and amortization                                               137,821                 112,914
     Changes in operating assets and liabilities:
       Interest and other receivables                                             18,266                (120,758)
       Due from affiliate                                                        (64,432)                     --
       Accounts payable and accrued liabilities                                   (3,706)                (27,184)
       Due to general partner                                                   (764,002)                314,122
                                                                          ---------------         --------------
          Net cash provided by operating activities                           10,200,707              10,956,937
                                                                           -------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (86,697,575)            (91,198,362)
     Principal collected on loans                                                508,402                 608,821
     Loan payoffs                                                             57,386,479              78,557,751
     Investment in real estate properties                                     (6,282,537)               (601,127)
     Net proceeds from disposition of real estate properties                   2,140,766               3,124,236
     Proceeds from disposition of investment in real estate joint venture      4,592,000                      --
     Minority interest in limited liability company                              (13,802)                   (821)
     Proceeds from maturities of certificates of deposit                              --                  50,000
                                                                           --------------         ---------------
         Net cash used in investing activities                               (28,366,267)             (9,459,502)
                                                                           --------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership units                                   2,302,652              16,152,578
     Accrued distributions payable                                                16,224                   6,091
     Advances on note payable                                                    309,116                      --
     Partners' cash distributions                                             (3,809,857)             (3,822,830)
     Partners' capital withdrawals                                            (4,770,607)             (8,019,469)
                                                                          --------------           -------------
         Net cash (used in) provided by financing activities                  (5,952,472)              4,316,370
                                                                          ---------------          -------------

Net (decrease) increase in cash and cash equivalents                         (24,118,032)              5,813,805

Cash and cash equivalents at beginning of period                              41,431,108               6,234,479
                                                                           -------------               ---------

Cash and cash equivalents at end of period                              $     17,313,076        $     12,048,284
                                                                           =============           =============

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for interest                                    185,616                 251,448

See notes 2 and 3 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

    (2)  Loans Secured by Trust Deeds and Allowance for Loan Losses

         The Partnership's investment in loans delinquent greater than ninety days was $19,320,000 and $18,604,000 as of June 30, 2002 and December 31, 2001, respectively. The Partnership's investment in delinquent loans consisted of 10 and 9 loans as of June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002, $3,860,000 of the delinquent loans has a specific related allowance for credit losses totaling $810,000. There is a non-specific allowance for credit losses of $3,421,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all impaired loans.

         As of June 30, 2002 and December 31, 2001, loans past maturity totaled approximately $23,405,000 and $40,927,000, respectively. Of the past maturity loans at June 30, 2002, $5,496,000 represent loans for which interest payments are delinquent more than ninety days.

         During the three months ended June 30, 2002 and 2001, the Partnership refinanced loans totaling $11,800,000 and $5,000,000, respectively.

         In June 2002, property securing a Partnership loan in the amount of $13,389,000 was sold by the borrower which resulted in the Partnership receiving a partial repayment in the amount of $10,189,000 through the close of escrow. The remaining principal balance of $3,200,000 was then transferred to a new loan, secured by the same property, with the buyer as the new borrower. The Partnership is participating in the new loan with Owens Financial Group (the General Partner) and with the former borrower. They each have interests in the loan in the amount of $1,427,000 ($6,054,000 total loan amount). Although the terms of the new loan include interest at the rate of 3% per annum, which is deferred until maturity (one year), per the terms of an agreement between the three lenders in the new loan, the General Partner and former borrower will pay 11.5% interest per month to the Partnership on its $3,200,000 portion of the loan until it is repaid in full in exchange for its portion of the 3% deferred interest. These payments will commence in August 2002.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

    (2)  Loans Secured by Trust Deeds and Allowance for Loan Losses, Continued

         Changes in the allowance for loan losses for the three months ended June 30, 2002 and 2001 were as follows:

                                                                 2002                2001
                                                                 ----                ----
              Balance, beginning of period                    $ 3,610,000         $ 4,000,000
                  Provision                                       621,000                  --
                  Charge-off to real estate held for sale              --                  --
                                                                ---------           ---------
              Balance, end of period                          $ 4,231,000         $ 4,000,000
                                                                =========           =========

         The General Partner believes that the allowance for estimated loan losses is appropriate as of June 30, 2002. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

(3)   Real Estate Held for Sale

         Real estate held for sale includes the following components as of June 30, 2002:

                  Real estate held for sale                       $    7,185,072
                  Investment in limited liability companies            3,856,316
                  Investment in real estate joint venture              6,564,647
                                                                    ------------

                                                                   $  17,606,035

         During the quarter ended June 30, 2002, the Partnership foreclosed on a 1st mortgage loan secured by commercial land located in Gresham, Oregon in the amount of $1,620,000 and obtained the property via a trustee's sale.

         During the quarter ended June 30, 2002, a commercial building located in Sacramento, California that was acquired by the Partnership through foreclosure in 1998 was sold for $147,000, resulting in a gain to the Partnership of approximately $117,000.

         During the quarter ended June 30, 2002, six lots located in a manufactured home subdivision development located in Ione, California that were acquired by the Partnership through foreclosure in 1997 were sold for $713,000, resulting in a gain to the Partnership of approximately $63,000. An allowance in the amount of $384,000 that was previously established on this property was reversed during the quarter ended June 30, 2002 as a result of management's evaluation of the property's fair market value based on recent sales. There are 75 lots remaining to be sold on this property as of June 30, 2002.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

(3)   Real Estate Held for Sale, Continued

         During the quarter ended March 31, 2002, the Partnership foreclosed on a first mortgage loan secured by a hotel located in Phoenix, Arizona in the amount of $2,925,000 and obtained the property via the trustee's sale. The Partnership paid $334,532 in delinquent property taxes at the time of foreclosure which were capitalized to the basis of the property. The Partnership then wrote down the basis of the property by $1,235,000 to its estimated fair market value of approximately $2,025,000.

         In July 2002, the Partnership foreclosed on a 1st mortgage loan secured by an industrial building located in Albany, Oregon in the amount of $1,800,000 and obtained the property via a trustee's sale.

         In July 2002, the Partnership sold a commercial building located in Gresham, Oregon for net proceeds in the amount of $318,000 resulting in a loss of $70,000. An allowance in the amount of $70,000 was established on this property as of June 30, 2002 and is reported net of the recovery of losses on real estate held for sale in the accompanying consolidated income statement for the quarter ended June 30, 2002.

         Investment in Limited Liability Companies

         Oregon Leisure Homes, LLC

         During 2001, a new entity named Oregon Leisure Homes, LLC (OLH) was formed between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased a house located on the ocean in Lincoln City for renovation and ultimate sale. OLH will sell eleven interests in each condominium and seven interests in the ocean house. The Partnership is co-manager of OLH and is to receive 70% of the profits. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. During the quarter ended June 30, 2002, the Partnership advanced an additional $603,000 to OLH (for a total of $1,268,000) for continued development and marketing of the condominium units and house that are currently for sale. OLH sold two interests in the ocean house during the quarter ended June 30, 2002 for cash proceeds of $134,000 and a note in the amount of $85,000, which is included in interest and other receivables on the accompanying consolidated balance sheet. No gain or loss was recognized as a result of these sales. The net loss to the Partnership was approximately $111,000 for the quarter ended June 30, 2002.

         Dation, LLC

         During 2001, a new entity named Dation, LLC (Dation) was formed between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and may provide additional financing. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $59,000 during the quarter ended June 30, 2002. The Partnership's total investment in Dation was approximately $2,011,000 as of June 30, 2002.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

(3)   Real Estate Held for Sale, Continued

         Investment in Real Estate Joint Venture

         The Partnership has a construction loan made on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in real estate held for sale to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits within the joint venture once all units have been sold. The Partnership advanced an additional $2,817,000 to the joint venture and received repayment of advances in the amount of $3,936,000 during the quarter ended June 30, 2002. The Partnership's investment in the joint venture was approximately $6,565,000 as of June 30, 2002.

(4)   Real Estate Held for Investment

         720 University, LLC

         The Partnership has an investment in a limited liabilty company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $75,000 during the quarter ended June 30, 2002. The minority interest of the joint venture partner of approximately $94,000 as of June 30, 2002 is reported in the accompanying consolidated balance sheet.

    (5)  Transactions with Affiliates

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

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $518,000 and $1,152,000 for the three months ended June 30, 2002 and 2001, respectively, and $1,280,000 and $1,626,000 for the six months ended June 30, 2002 and 2001, respectively. Service fee payments to OFG approximated $147,000 and $147,000 for the three months ended June 30, 2002 and 2001, respectively, and $287,000 and $290,000 for the six months ended June 30, 2002 and 2001, respectively.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

    (5)  Transactions with Affiliates, Continued

         The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2002. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2002, the management fees would have been $1,619,000 (increase of $1,101,000) and $3,159,000 (increase of
         $1,879,000), respectively, which would have reduced net income allocated to limited partners by approximately 20.9% and 17.0%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02 and $.03, respectively. In determining the management fees and hence the yield to the partners, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. OFG expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that OFG will again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

     (6) Note Payable

         The Partnership has a note payable with a bank through its investment in 720 University, which is secured by a retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2003. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (4.5% at June 30, 2002). Interest expense for the quarter ended June 30, 2002 and 2001 was approximately $84,000 and $110,000, respectively. The principal balance on the note as of June 30, 2002 and December 31, 2001 was approximately $7,229,000 and $6,920,000, respectively. The Company drew an additional $309,000 on the note during the six months ended June 30, 2002. The note contains certain covenants, which the Company has complied with as of June 30, 2002.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to 2001

The net income increase of $101,000 (2.0%) for 2002 compared to 2001, was due to:

o     an increase in gain on sale of real estate of $192,000;

o an increase in rental and other income on real estate properties of $192,000;

o     an increase in interest income on investments of $27,000;

o     the net recovery of losses on real estate held for sale of $314,000;

o     a decrease in management fees to the general partner of $634,000; and

o     a decrease in interest expense of $26,000.

The net income increase in 2002 as compared to 2001, was offset by:

o     a decrease in interest income on loans secured by trust deeds of $277,000;

o an increase in rental and other expenses on real estate properties of $397,000; and

o     a net increase in the provision for loan losses of $621,000.

         Gain on sale of real estate increased by $192,000 for the quarter ended June 30, 2002, as compared to the same period in 2001 due to the sale of a commercial building for a gain of $117,000 and the sale of six lots located in a manufactured home subdivision for a net gain of $63,000 during the quarter ended June 30, 2002.

         Interest income on investments increased by $27,000 (32.2%) for the quarter ended June 30, 2002, as compared to the same period in 2001 due to an increase of approximately $17,300,000 in the average amount of cash and equivalents held by the Partnership during the quarter ended June 30, 2002 as compared to 2001, even though the average yield on the Partnership's investments decreased from 3.9% to 1.7% due to a decrease in general market interest rates.

         The net recovery of losses on real estate held for sale of $314,000 (100% increase) was the result of the reversal of an allowance in the amount of $384,000 established on the manufactured home subdivision development located in Ione, California, due to management's evaluation of the property's fair market value based on recent sales. This recovery was offset by an allowance in the amount of $70,000 established on the commercial building located in Gresham, Oregon which was sold by the Partnership in July 2002.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The decrease in management fees of $634,000 (55.0%) during the quarter ended June 30, 2002 as compared to 2001 was primarily a result of a decrease in interest income collected on loans and an increase in rental and other expenses from the Partnership's investments in OLH and Dation during the quarter.

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

         If the maximum management fees had been paid to the General Partner during the quarter ended June 30, 2002, the management fees would have been $1,619,000 (increase of $1,101,000), which would have reduced net income allocated to limited partners by approximately 20.9%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

         The decrease in interest expense of $26,000 (23.9%) for the quarter ended June 30, 2002 as compared to 2001 was the result of lower interest rates on the note payable within the Greeley, Colorado limited liability company (720 University), even though the average balance on the note had increased since June 2001. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (4.5% as of June 30, 2002). General market interest rates decreased significantly during 2001 and 2002.

         Interest income on loans secured by trust deeds decreased $277,000 (4.4%) for the quarter ended June 30, 2002, as compared to the same period in 2001. This decrease was a result of an increase in delinquent loans during the quarter ended June 30, 2002 as compared to 2001. See "Financial Condition - Loan Portfolio" below.

         The increase in rental and other expenses on real estate properties of $397,000 (115.1%) and the increase in rental and other income on real estate properties of $192,000 (28.9%) was primarily the result of the foreclosure and subsequent operation of a hotel located in Phoenix, Arizona during the quarter ended March 31, 2002, the acquisition of a commercial building through foreclosure in the last half of 2001, and the losses incurred from the Partnership's investments in OLH and Dation during the quarter ended June 30, 2002. See further discussion under "Real Estate Properties Held for Sale and Investment" below.

         The net increase in the provision for loan losses of $621,000 (100%) was made as a result of a specific allowance established on one delinquent loan during the quarter.

Six Months Ended June 30, 2002 Compared to 2001

The net income decrease of $578,000 (5.0%) for 2002 compared to 2001, was due to:

o     a decrease in gain on sale of real estate of $50,000;

o     a decrease in interest income on loans secured by trust deeds of $41,000;

o     a net increase in the provision for loan losses of $1,041,000;

o an increase in rental and other expenses on real estate properties of $595,000; and

o     an increase in legal and accounting expenses of $58,000.

The net income decrease in 2002 as compared to 2001, was offset by:

o an increase in rental and other income on real estate properties of $354,000;

o     an increase in interest income on investments of $48,000;

o     a decrease in management fees to the general partner of $345,000;

o     the net recovery of losses on real estate held for sale of $314,000; and

o     a decrease in interest expense of $60,000.

         Gain on sale of real estate decreased by $50,000 (5.2%) for the six months ended June 30, 2002, as compared to the same period in 2001. During the six months ended June 30, 2002, two commercial parcels and six lots located in a manufactured home subdivision were sold resulting in a gain of $914,000. During the six months ended June 30, 2001, three properties were sold resulting in a gain of $964,000.

         Interest income on loans secured by trust deeds decreased $41,000 (0.3%) for the quarter ended June 30, 2002, as compared to the same period in 2001. This decrease was a result of an increase in delinquent loans during the quarter ended June 30, 2002 as compared to 2001 and a decrease in the average loan portfolio of 1% during the six months ended June 30, 2002 as compared to 2001. The decreased income was offset by an increase in the weighted average yield of the loan portfolio from 11.7% for the six months ended June 30, 2001 to 11.9% for the six months ended June 30, 2002. See "Financial Condition - Loan Portfolio" below.

         The net increase in the provision for loan losses of $1,041,000 (100%) was made as a result of a specific allowance established on one delinquent loan during the quarter ended June 30, 2002 and the General Partner's evaluation of all delinquent loans as of June 30, 2002. See "Financial Condition - Loan Portfolio" below.

         The increase in rental and other expenses on real estate properties of $595,000 (77.6%) and the increase in rental and other income on real estate properties of $354,000 (27.5%) was primarily the result of the foreclosure and subsequent operation of a hotel located in Phoenix, Arizona during the quarter ended March 31, 2002, the acquisition of a commercial building through foreclosure in the last half of 2001, and the losses incurred from the Partnership's investments in OLH and Dation during the quarter ended June 30, 2002. See further discussion under "Real Estate Properties Held for Sale and Investment" below.

         The increase in legal and accounting expenses of $58,000 (82.2%) was due to professional fees incurred in the first quarter 2002 as a result of a new S-11 filing with the Securities and Exchange Commission in January 2002 and the S-11 Post-Effective Amendment filing in April 2002.

         Interest income on investments increased by $48,000 (24.7%) for the six months ended June 30, 2002, as compared to the same period in 2001 due to an increase of approximately $25,900,000 in the average amount of cash and equivalents held by the Partnership during the six months ended June 30, 2002 as compared to 2001, even though the average yield on the Partnership's investments decreased from 5.9% to 1.7% due to a decrease in general market interest rates.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The decrease in management fees of $345,000 (21.2%) during the six months ended June 30, 2002 as compared to 2001 was primarily a result of a decrease in interest income collected on loans and an increase in rental and other expenses from the Partnership's investments in OLH and Dation during the six month period.

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

         If the maximum management fees had been paid to the General Partner during the six months ended June 30, 2002, the management fees would have been $3,159,000 (increase of $1,879,000), which would have reduced net income allocated to limited partners by approximately 17.0%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.03.

         The net recovery of losses on real estate held for sale of $314,000 (100% increase) was the result of the reversal of an allowance in the amount of $384,000 established on the manufactured home subdivision development located in Ione, California, due to management's evaluation of the property's fair market value based on recent sales. This recovery was offset by an allowance in the amount of $70,000 established on the commercial building located in Gresham, Oregon which was sold by the Partnership in July 2002.

         The decrease in interest expense of $60,000 (25.2%) for the six months ended June 30, 2002 as compared to 2001 was the result of lower interest rates on the note payable within the Greeley, Colorado limited liability company (720 University), even though the average balance on the note had increased since the first six months of 2001. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (4.5% as of June 30, 2002). General market interest rates decreased significantly during 2001 and 2002.

Financial Condition

June 30, 2002 and December 31, 2001

Loan Portfolio

         The number of Partnership mortgage investments increased from 97 to 100, and the average loan balance increased from $2,203,000 to $2,380,000 between December 31, 2001 and June 30, 2002. The average loan balance in the Partnership's portfolio has been steadily increasing for several years. This is due to the fact that there are more lenders competing for short-term bridge financing at loan levels of $1,000,000 and less, and many of these lenders have the financial capabilities of funding these loans at more competitive rates. However, the current opportunities for maximizing the return to the Partnership are greater for larger loan amounts.

         Approximately $19,320,000 (8.1%) and $18,604,000 (8.7%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of June 30, 2002 and December 31, 2001, respectively. Of these amounts, approximately $4,429,000 (1.9%) and $5,327,000 (2.5%), respectively, were in the process of foreclosure, and approximately $7,882,000 (3.3%) and $6,182,000 (2.9%), respectively, involved loans to borrowers who were in bankruptcy.

         Loans in the process of foreclosure as of December 31, 2001 consisted of three loans, of which one was foreclosed on by the Partnership in January 2002 (see "Real Estate Properties Held for Sale and Investment" below), one is no longer in foreclosure because the Partnership signed a modification agreement with the borrower during the six months ended June 30, 2002, and one is still delinquent and in foreclosure. In addition, three other delinquent loans with a total principal balance of approximately $3,627,000 entered into foreclosure during the six months ended June 30, 2002.

         Loans to borrowers who were in bankruptcy increased by $1,700,000 (27.5%) due to two delinquent loans, the borrowers of which entered into bankruptcy proceedings during the six months ended June 30, 2002. In addition, one loan in the amount of $2,600,000, the borrower of which had been in bankruptcty as of December 31, 2001, was paid down by approximately $980,000 from the sale of one of the properties securing the loan and the other property located in Gresham, Oregon was received by the Partnership as a result of the trustee's sale (see "Real Estate Properties Held for Sale and Investment" below).


         As of June 30, 2002 and December 31, 2001, the Partnership held the following types of mortgages:

                                                  June 30,                December 31,
                                                    2002                      2001
                                                    ----                      ----

         1st Mortgages                          $  225,647,868             205,139,594
         2nd Mortgages                              12,313,302               8,563,875
                                                --------------           -------------
         Total                                  $  237,961,170          $  213,703,469
                                                   ===========             ===========

         Income Producing Properties            $  204,360,126          $  180,506,295
         Construction                               13,865,937              14,773,984
         Unimproved Land                            18,357,343              15,360,822
         Residential                                 1,377,764               3,062,368
                                                 -------------           -------------
            Total                               $  237,961,170          $  213,703,469
                                                   ===========             ===========

         As of June 30, 2002 and December 31, 2001, approximately 45% and 54% of the Partnership's mortgage loans are secured by real property located in Northern California.

         The Partnership's investment in residential loans decreased by $1,685,000 (55.0%) since December 31, 2001 due to partial repayments received on one residential loan during the six months ended June 30, 2002. All of the residential loans are first trust deeds.

   The Partnership's investment in construction loans decreased by $908,000 (6.1%) since December 31, 2001. This decrease was primarily due to the payoff of one large construction loan in the amount of approximately $10,000,000 net of additional advances on other construction loans and the origination of one new construction loan during the period.

         The Partnership's investment in loans on unimproved land increased by $2,997,000 (19.5%) since December 31, 2001. This increase was primarily due to the origination or purchase of three loans on unimproved land in the total amount of $5,700,000 during the six months ended June 30, 2002, net of loans that paid off in the amount of $2,700,000. All loans on unimproved land are first trust deeds. Two of these loans in the total amount of $3,827,000 are greater than 90 days delinquent in payments.

         Changes in the allowance for loan losses for the quarter ended June 30, 2002 and 2001 were as follows:

                                                                 2002                 2001
                                                                 ----                 ----
              Balance, beginning of period                    $ 3,610,000          $ 4,000,000
                  Provision                                       621,000                   --
                  Charge-off to real estate held for sale              --                   --
                                                                ---------            ---------
              Balance, end of period                          $ 4,231,000          $ 4,000,000
                                                                =========            =========

Real Estate Properties Held for Sale and Investment

           The Partnership currently holds title to thirteen properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $32,064,000 (including properties held in three limited liability companies and one real estate joint venture), net of allowance for losses of $320,000. As of June 30, 2002, properties held for sale total $17,606,000 and properties held for investment total $14,458,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

         During the quarter ended June 30, 2002, the Partnership foreclosed on a 1st mortgage loan secured by commercial land located in Gresham, Oregon in the amount of $1,620,000 and obtained the property via a trustee's sale.

         During the quarter ended June 30, 2002, a commercial building located in Sacramento, California that was acquired by the Partnership through foreclosure in 1998 was sold for $147,000, resulting in a gain to the Partnership of approximately $117,000.

         During the quarter ended June 30, 2002, six lots located in a manufactured home subdivision development located in Ione, California (acquired by the Partnership through foreclosure in 1997) were sold for $713,000, resulting in a gain to the Partnership of approximately $63,000. An allowance in the amount of $384,000 that was previously established on this property was reversed during the quarter ended June 30, 2002 as a result of management's evaluation of the property's fair market value based on recent sales. There are 75 lots remaining to be sold on this property as of June 30, 2002.

         In July 2002, the Partnership sold a commercial building located in Gresham, Oregon for net proceeds in the amount of $318,000 resulting in a loss of $70,000. An allowance in the amount of $70,000 was established on this property as of June 30, 2002 and is reported net of the recovery of losses on real estate held for sale for the quarter ended June 30, 2002.

         In July 2002, the Partnership foreclosed on a 1st mortgage loan secured by an industrial building located in Albany, Oregon in the amount of $1,800,000 and obtained the property via a trustee's sale.

         During 2001, a new entity named Oregon Leisure Homes, LLC (OLH) was formed between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased a house located on the ocean in Lincoln City for renovation and ultimate sale. OLH will sell eleven interests in each condominium and seven interests in the ocean house. The Partnership is co-manager of OLH and is to receive 70% of the profits. During the quarter ended June 30, 2002, the Partnership advanced an additional $603,000 to OLH (for a total of $1,268,000) for continued development and marketing of the condominium units and house that are currently for sale. OLH sold two interests in the ocean house during the quarter ended June 30, 2002 for total proceeds of $134,000 and a note in the amount of $85,000. No gain or loss was recognized as a result of these sales. The net loss to the Partnership was approximately $111,000 for the quarter ended June 30, 2002.

         During 2001, a new entity named Dation, LLC (Dation) was formed between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and may provide additional financing. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $59,000 during the quarter ended June 30, 2002. The Partnership's total investment in Dation was approximately $2,011,000 as of June 30, 2002.

         Five of the Partnership's thirteen properties do not currently generate revenue. Expenses from rental properties have increased from approximately $345,000 to $741,000 (115.1%) for the quarter ended June 30, 2001 and 2002, respectively, and revenues associated with these properties have increased from $664,000 to $856,000 (28.9%), respectively, thus generating a net income from real estate of $115,000 and $319,000 during the quarters ended June 30, 2002 and 2001, respectively. The increases in income and expenses are primarily a result of the foreclosure and subsequent operation of a hotel located in Phoenix, Arizona during the quarter ended March 31, 2002, the acquisition of a commercial building through foreclosure in the last half of 2001, and the losses incurred from the Partnership's investments in OLH and Dation during the quarter ended June 30, 2002.

Cash and Cash Equivalents

           Cash and cash equivalents decreased from approximately $41,431,000 as of December 31, 2001 to $17,313,000 as of June 30, 2002 ($24,118,000 or 58.2%)
due primarily to a greater amount of loans funded or purchased than repayments on loans received during the six months ended June 30, 2002.



Interest and Other Receivables

         Interest and other receivables increased from approximately $2,253,000 as of December 31, 2001 to $2,320,000 as of June 30, 2002 ($67,000 or 3.0%) due
primarily to a note taken back in the amount of $85,000 on the sale of a 1/7th interest of the ocean house in OLH during the quarter ended June 30, 2002.

Due to General Partner

         Due to General Partner decreased from approximately $1,272,000 as of December 31, 2001 to $508,000 as of June 30, 2002 ($764,000 or 60.1%) due to
decreased management fees owed to the General Partner as of June 30, 2002 pursuant to the Partnership Agreement (see "Results of Operations" above).

Note Payable

         Note payable increased from approximately $6,920,000 as of December 31, 2001 to $7,229,000 ($309,000 or 4.5%) as of June 30, 2002 due to additional advances made on the note payable securing the Greeley, Colorado retail to complete improvements to the property. There is an additional $1,671,000 available that may be advanced from the note for construction and tenant improvements.

                                  Asset Quality

         Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

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

         Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. There was a total loss of $614,000 realized on two Partnership loans during the year ended December 31, 2001. There were no losses realized on loans by the Partnership during the years ended December 31, 2000, 1999 and 1998. However, the Partnership realized a loss on real estate in the amount of $712,000 from the sale of a foreclosed property to the General Partner at its fair market value during 1998. As of June 30, 2002, management believes that the allowance for loan losses of $4,231,000 is adequate.


                         Liquidity and Capital Resources

         Sales of Units to investors and portfolio loan payoffs provide the capital for new mortgage investments. If general market interest rates were to rise substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments. As of the date of this filing, the Partnership has suspended the offer and sale of new Units to all investors other than individual retirement accounts, qualified retirement plans, and participants in the Distribution Reinvestment Plan. The General Partner will evaluate when to commence sales of Partnership Units, based on liquidity requirements.

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 2002, excluding regular distributions of net income to limited partners. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, 7.99%, 6.64%, 5.45%, and 3.49%
(annualized) for the years ended December 31, 1994, 1995, 1996, 1997, 1998, 1999, 2000 and 2001, and the quarter ended June 30, 2002, respectively. These percentages are the annual average of the limited partners' capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

         In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $20,000,000. There was no balance outstanding on the line of credit as of June 30, 2002.






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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in money market accounts, loans held in the Partnership's portfolio and a note payable securing a real estate property owned by the Partnership as of June 30, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair values as of June 30, 2002.

            Interest Earning Assets and Interest Bearing Liabilities,
                           Aggregated by Maturity Date
                          Twelve Months Ended June 30,

                          2003           2004           2005          2006           2007        Thereafter       Total
                          ----           ----           ----          ----           ----        ----------       -----
Interest earning
assets:
Money market
  accounts              $ 16,820,387             -              -          -              -              -      $ 16,820,387

Average interest                1.7%             -              -          -              -              -              1.7%
rate
Loans secured by
  trust deeds           $138,957,012  $ 30,872,929   $ 50,422,577  $ 180,372              -   $ 17,528,280      $237,961,170

Average interest               12.3%         11.8%          10.9%      11.0%              -          11.6%             11.9%
rate

Interest bearing
liabilities:
Note payable to bank               -   $ 7,228,945              -          -              -              -       $ 7,228,945

Average interest                   -          4.5%              -          -              -              -              4.5%
rate

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

         The majority of the Partnership's mortgage loans (85.1% as of June 30, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership's existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

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


Dated:   August 13, 2002       OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   August 13, 2002       By: /s/ William C. Owens
                                   ---------------------
                                   William C. Owens, President


Dated:   August 13, 2002       By: /s/ Bryan H. Draper
                                   -------------------
                                   Bryan H. Draper, Chief Financial Officer


Dated:   August 13, 2002        By: /s/ Melina A. Platt
                                    -------------------
                                    Melina A. Platt, Controller