Form 10-Q
period 2002-09-30
OWENS MORTGAGE INVESTMENT FUND
filed 2002-11-08
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                           Consolidated Balance Sheets

                    September 30, 2002 and December 31, 2001


                                                                            (UNAUDITED)
                                                                           September 30           December 31
                                                                               2002                  2001
                                                                               ----                  ----

                                     ASSETS

Cash and cash equivalents                                                $    6,594,285        $    41,431,108
Loans secured by trust deeds, net of allowance for
  losses of $4,574,000 in 2002 and $4,425,000 in 2001                       258,347,982            209,278,469
Interest and other receivables                                                3,150,489              2,253,322
Due from affiliate                                                              192,647                128,215
Real estate held for sale, net of allowance for losses
  of $250,000 in 2002 and $634,000 in 2001                                   14,947,695             14,134,961
Real estate held for investment, net of accumulated depreciation
  and amortization of $550,125 in 2002 and $339,088 in 2001                  15,341,909             14,064,664
                                                                            -----------            -----------
                                                                           $298,575,007           $281,290,739
                                                                            ===========            ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       631,460         $      625,645
Due to general partner                                                        1,180,803              1,272,042
Accounts payable and accrued liabilities                                        129,429                 78,829
Line of credit payable                                                       10,311,469                      -
Note payable                                                                  7,385,101              6,919,829
                                                                            -----------           ------------

     Total Liabilities                                                       19,638,262              8,896,345
                                                                            -----------           ------------

Minority interest                                                               110,323                107,680
                                                                            -----------           ------------

PARTNERS' CAPITAL (units subject to redemption):
General partner                                                               2,743,488              2,677,867
Limited partners                                                            276,082,934            269,608,847
                                                                            -----------            -----------
     Total partners' capital                                                278,826,422            272,286,714
                                                                            -----------            -----------
                                                                           $298,575,007           $281,290,739
                                                                            ===========            ===========
The accompanying notes are an integral part of these financial statements


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                        Consolidated Statements of Income
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                  (Unaudited)

                                                             For the Three Months Ended             For the Nine Months Ended
                                                             --------------------------              -------------------------
                                                             September 30    September 30          September 30     September 30
                                                                 2002            2001                  2002            2001
                                                                 ----            ----                  ----            ----
REVENUES:
     Interest income on loans secured by trust deeds      $   6,896,321    $   6,181,831        $   19,215,659      $  18,542,064
     Gain on sale of real estate, net                           219,197          477,879             1,133,087          1,441,648
     Rental and other income from real estate properties        809,095          682,511             2,449,069          1,968,432
     Other income                                                50,854          220,299               296,044            416,992
                                                            -----------      -----------          ------------       ------------
     Total revenues                                           7,975,467        7,562,520            23,093,859         22,369,136
                                                            -----------      -----------          ------------       ------------

EXPENSES:
     Management fees to general partner                       1,361,523          654,532             2,641,896          2,280,210
     Servicing fees to general partner                          160,446          141,127               447,588            430,823
     Carried interest to general partner                          9,375          100,200                33,794            161,826
     Administrative                                               9,900            7,875                29,700             23,625
     Legal and accounting                                        41,523           29,108               170,697            100,004
     Rental and other expenses on real estate properties        684,590          259,009             2,047,095          1,027,997
     Interest expense                                            99,377           99,218               277,655            337,386
     Minority interest                                           16,445            5,840                 2,613              5,019
     Provision for loan losses                                  343,000          738,423             1,384,000            738,423
     Recovery of losses on real estate held for sale, net            --               --              (313,577)               --
     Other                                                        8,690           85,084                68,572            180,106
                                                            -----------      -----------         -------------       ------------
     Total expenses                                           2,734,869        2,120,416             6,790,033          5,285,419
                                                            -----------      -----------         -------------       ------------
     Net income                                           $   5,240,598    $   5,442,104        $   16,303,826     $   17,083,717
                                                            ===========      ===========          ============       ============

     Net income allocated to general partner              $      51,848    $      52,570        $      161,265     $      166,715
                                                            ===========      ===========          ============       ============

Net income allocated to limited partners                  $   5,188,750    $   5,389,534        $   16,142,561     $   16,917,002
                                                            ===========      ===========          ============       ============

Net income allocated to limited partners
    per weighted average limited partnership unit                  $.02             $.02                  $.06               $.07
                                                                    ===              ===                   ===                ===

Weighted average limited partnership units                  275,854,000      265,023,000           274,125,000        251,635,000
                                                            ===========      ===========           ===========        ===========

The accompanying notes are an integral part of these financial statements.



                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 2002 and 2001
                                   (UNAUDITED)
                                                                            September 30            September 30
                                                                                2002                    2001
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $   16,303,826         $    17,083,717
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Gain on sale of real estate properties                                   (1,133,087)             (1,441,648)
     Provision for loan losses                                                 1,384,000                 738,423
     Recovery of losses on real estate held for sale, net                       (313,577)                     --
     Depreciation and amortization                                               211,037                 171,028
     Changes in operating assets and liabilities:
       Interest and other receivables                                           (679,547)               (221,652)
       Due from affiliate                                                        (64,432)                     --
       Accounts payable and accrued liabilities                                   50,600                 (27,430)
       Due to general partner                                                    (91,239)               (436,377)
                                                                           -------------            ------------
          Net cash provided by operating activities                           15,667,581              15,866,061
                                                                           -------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Origination of loans secured by trust deeds                            (127,033,197)           (110,722,744)
     Principal collected on loans                                                667,894                 963,280
     Loan payoffs                                                             70,801,797             107,842,252
     Investment in real estate properties                                     (8,567,887)             (2,165,244)
     Net proceeds from disposition of real estate properties                   3,077,908               4,214,040
     Proceeds from disposition of investment in real estate joint venture      9,528,000                      --
     Minority interest in limited liability company                                2,643                   5,019
     Proceeds from maturities of certificates of deposit                              --                  50,000
                                                                           -------------            ------------
         Net cash (used in) provided by investing activities                 (51,522,842)                186,603
                                                                           -------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership units                                   2,813,655              32,748,594
     Accrued distributions payable                                                 5,815                  23,824
     Advances on note payable                                                    465,272                 178,909
     Advances on line of credit payable, net                                  10,311,469                      --
     Partners' cash distributions                                             (5,730,935)             (5,785,919)
     Partners' capital withdrawals                                            (6,846,838)            (10,921,568)
                                                                          --------------            ------------
         Net cash provided by financing activities                             1,018,438              16,243,840
                                                                          --------------            ------------

Net (decrease) increase in cash and cash equivalents                         (34,836,823)             32,296,504

Cash and cash equivalents at beginning of period                              41,431,108               6,234,479
                                                                           -------------           -------------

Cash and cash equivalents at end of period                               $     6,594,285        $     38,530,983
                                                                            ============           =============

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for interest                                    285,859                 352,113

See note 8 for supplemental disclosure of non-cash operating and investing activities. The accompanying notes are an integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2002


    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

    (2)  Loans Secured by Trust Deeds and Allowance for Loan Losses

         The Partnership's investment in loans delinquent greater than ninety days was $29,250,000 and $18,604,000 as of September 30, 2002 and
         December 31, 2001, respectively. The Partnership's investment in delinquent loans consisted of 10 and 9 loans as of September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, $14,071,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,774,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all impaired loans.

         As of September 30, 2002 and December 31, 2001, loans past maturity totaled approximately $34,300,000 and $40,927,000, respectively. Of the past maturity loans at September 30, 2002, $9,261,000 represent loans for which interest payments are delinquent more than ninety days.

         During the three months ended September 30, 2002 and 2001, the Partnership refinanced loans totaling $786,000 and $9,177,000, respectively.

         Changes in the allowance for loan losses for the three months ended September 30, 2002 and 2001 were as follows:

                                                                 2002                2001
                                                                 ----                ----
              Balance, beginning of period                    $ 4,231,000         $ 4,000,000
                  Provision                                       343,000             738,000
                  Charge-off to real estate held for sale              --            (428,000)
                                                                ---------           ---------
              Balance, end of period                          $ 4,574,000         $ 4,310,000
                                                                =========           =========

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2002


    (2)  Loans Secured by Trust Deeds and Allowance for Loan Losses, Continued

         The General Partner believes that the allowance for estimated loan losses is appropriate as of September 30, 2002. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.
(3)      Real Estate Held for Sale

         Real estate held for sale includes the following components as of September 30, 2002:

                Real estate held for sale                       $    7,716,156
                Investment in limited liability companies            3,606,009
                Investment in real estate joint venture              3,625,530
                                                                  ------------
                                                                 $  14,947,695
                                                                  ============

         During the quarter ended September 30, 2002, the Partnership transferred an office building located in Roseville, California in the amount of $765,000 from real estate held for sale to real estate held for investment.

         During the quarter ended September 30, 2002, the Partnership foreclosed on a 1st mortgage loan secured by a commercial building located in Albany, Oregon in the amount of $1,800,000 and obtained the property via a trustee's sale.

         During the quarter ended September 30, 2002, the Partnership sold a commercial building located in Gresham, Oregon for proceeds in the amount of $340,000 resulting in a loss of $70,000. An allowance in the amount of $70,000 was established on this property as of June 30, 2002 and was reported net of the recovery of losses on real estate held for sale in the accompanying consolidated income statement for the nine months ended September 30, 2002.

         During the quarter ended September 30, 2002, eight lots (two including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $455,000, resulting in a gain to the Partnership of approximately $122,000. An allowance in the amount of $384,000 that was previously established on this property was reversed during the quarter ended June 30, 2002 as a result of management's evaluation of the property's fair market value based on recent sales. There are 67 lots remaining to be sold on this property as of September 30, 2002.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2002

(3)      Real Estate Held for Sale, Continued

         During the quarter ended March 31, 2002, the Partnership foreclosed on a first mortgage loan secured by a hotel located in Phoenix, Arizona in the amount of $2,925,000 and obtained the property via the trustee's sale. The Partnership paid $335,000 in delinquent property taxes at the time of foreclosure which were capitalized to the basis of the property. The Partnership then wrote down the basis of the property by $1,235,000 to its estimated fair market value of approximately $2,025,000.

         Investment in Limited Liability Companies

         Oregon Leisure Homes, LLC

         During 2001, a new entity named Oregon Leisure Homes, LLC (OLH) was formed between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased a house located on the ocean in Lincoln City for renovation and ultimate sale. OLH will sell eleven interests in each condominium and seven interests in the ocean house. The Partnership is co-manager of OLH and is to receive 70% of the profits. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. During the quarter ended September 30, 2002, the Partnership advanced an additional $50,000 to OLH (for a total of $1,318,000) for continued development and marketing of the condominium units and house that are currently for sale. OLH sold three interests in the condominiums during the quarter ended September 30, 2002 for total proceeds of $74,000 and a note in the amount of $27,000. No gain or loss was recognized as a result of these sales. OLH sold two interests in the ocean house during the quarter ended September 30, 2002 for proceeds of $121,000 and a note in the amount of $105,000, and recognized gain in the amount of $97,000. The net loss to the Partnership (including gains on sales) was approximately $22,000 for the quarter ended September 30, 2002.

         Dation, LLC

         During 2001, a new entity named Dation, LLC (Dation) was formed between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and may provide additional financing. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. Dation sold three lots during the quarter ended September 30, 2002 and recorded no gain or loss. The net operating loss to the Partnership was approximately $53,000 during the quarter ended September 30, 2002. The Partnership's total investment in Dation was approximately $1,974,000 as of September 30, 2002.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2002

(3)      Real Estate Held for Sale, Continued

         Investment in Real Estate Joint Venture

         The Partnership has a construction loan on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in real estate held for sale to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits from the sale of each house after payment of a 10% loan fee in the amount of $1,640,000 ($55,000 per house) is made to Owens Financial Group, the General Partner. As of September 30, 2002, the Partnership has received all interest payments due on the loan but has not received any payments of residual profits. The Partnership advanced an additional $1,997,000 to the joint venture and received repayment of advances in the amount of $4,936,000 during the quarter ended September 30, 2002. The Partnership's investment in the joint venture was approximately $3,626,000 as of September 30, 2002.
(4)      Real Estate Held for Investment

         During the quarter ended September 30, 2002, the Partnership transferred an office building located in Roseville, California in the amount of $765,000 from real estate held for sale to real estate held for investment.

         720 University, LLC

         The Partnership has an investment in a limited liabilty company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $110,000 during the quarter ended September 30, 2002. The minority interest of the joint venture partner of approximately $110,000 as of September 30, 2002 is reported in the accompanying consolidated balance sheet.

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

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2002


    (5)  Transactions with Affiliates, Continued

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,362,000 and $655,000 for the three months ended September 30, 2002 and 2001, respectively, and $2,642,000 and $2,280,000 for the nine months ended September 30, 2002 and 2001, respectively. Management fees as a percentage of the average unpaid balance of Partnership mortgage loans was 1.45% and 1.30% for the nine months ended September 30, 2002 and 2001, respectively. Service fee payments to OFG approximated $160,000 and $141,000 for the three months ended September 30, 2002 and 2001, respectively, and $448,000 and $431,000 for the nine months ended September 30, 2002 and 2001, respectively.

         The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2002. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2002, the management fees would have been $1,765,000 (increase of $403,000) and $4,923,000 (increase of $2,281,000), respectively, which would have reduced net income allocated to limited partners by approximately 7.7% and 14.0%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02 and $.05, respectively. In determining the management fees and hence the yield to the partners, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. OFG expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that OFG will again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

     (6) Note Payable

         The Partnership has a note payable with a bank through its investment in 720 University, which is secured by a retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2003. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (4.5% at September 30, 2002). Interest expense for the quarter ended September 30, 2002 and 2001 was approximately $82,000 and $99,000, respectively. The principal balance on the note as of September 30, 2002 and December 31, 2001 was approximately $7,385,000 and $6,920,000, respectively. The Company drew an additional $465,000 on the note during the nine months ended September 30, 2002. The note contains certain covenants, which the Company has complied with as of September 30, 2002.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                               September 30, 2002


    (7)  Line of Credit Payable

         The Partnership finalized a line of credit agreement with a group of banks in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000 (pursuant to an amendment in August 2002). There was a balance of $10,311,469 outstanding on the line of credit as of September 30, 2002. Interest expense for the quarter ended September 30, 2002 was approximately $17,000. Borrowings under the line of credit bear interest at the bank's prime rate, which was 4.75% as of September 30, 2002. The line of credit expires on July 31, 2003. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of September 30, 2002.

    (8)  Supplemental  Disclosure of Non-Cash Operating and Investing Activities

         Loans foreclosed and transferred to real estate held
         for sale, net of allowance previously established          $  5,109,993

         Sales of real estate included in interest and
         other receivables                                          $    217,620

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

Results of Operations

Three Months Ended September 30, 2002 Compared to 2001

The net income decrease of $202,000 (3.7%) for 2002 compared to 2001, was due to:

o        a decrease in gain on sale of real estate of $259,000;

o        a decrease in other income of $169,000;

o        an increase in management fees to the general partner of $707,000; and

o        an increase in rental and other expenses of $426,000.

The net income decrease in 2002 as compared to 2001, was offset by:

o an increase in interest income on loans secured by trust deeds of $714,000;

o an increase in rental and other income on real estate properties of $127,000;

o        a decrease in carried interest to the general partner of $91,000;

o        a decrease in other expenses of $76,000; and

o        a net decrease in the provision for loan losses of $395,000.

         Gain on sale of real estate decreased by $259,000 (54.1%) for the quarter ended September 30, 2002, as compared to the same period in 2001 due to the sale of an industrial building for a gain of $478,000 during the quarter ended September 30, 2001. During the quarter ended September 30, 2002, the Partnership sold eight lots (two including houses) in a manufactured home subdivision and five interests in the condos and ocean house within Oregon Leisure Homes, LLC (OLH), resulting in a total gain of $219,000.

         Interest income on investments (other income) decreased by $169,000 (76.9%) for the quarter ended September 30, 2002, as compared to the same period in 2001 due to a decrease of approximately $15,900,000 in the average amount of cash and equivalents held by the Partnership during the quarter ended September 30, 2002 as compared to 2001 and a decrease in the average yield on the Partnership's investments from 4.0% to 1.6% due to a decrease in general market interest rates.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $707,000 (108%) during the quarter ended September 30, 2002 as compared to 2001 was primarily a result of an increase in interest income collected on loans, particulary past due interest collected on two delinquent loans in the total amount of $423,000 in October 2002.

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

         If the maximum management fees had been paid to the General Partner during the quarter ended September 30, 2002, the management fees would have been $1,765,000 (increase of $403,000), which would have reduced net income allocated to limited partners by approximately 7.7%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

         The increase in rental and other expenses on real estate properties of $426,000 (164.3%) and the increase in rental and other income on real estate properties of $127,000 (18.6%) was primarily the result of the foreclosure of a hotel located in Phoenix, Arizona during the quarter ended March 31, 2002 and its subsequent operation, the acquisition of a commercial building through foreclosure in the last half of 2001, and the losses incurred from the Partnership's investments in OLH and Dation during the quarter ended September 30, 2002. See further discussion under "Real Estate Properties Held for Sale and Investment" below.

         Interest income on loans secured by trust deeds increased $714,000 (11.6%) for the quarter ended September 30, 2002, as compared to the same period in 2001. This increase was a result of an increase in the average loan portfolio of 13.7% during the three months ended September 30, 2002 as compared to 2001 and an increase in the weighted average yield of the loan portfolio from 11.75% for the three months ended September 30, 2001 to 11.84% for the three months ended September 30, 2002. The increase was partially offset by an increase in loans delinquent greater than ninety days during the quarter ended September 30, 2002. See "Financial Condition - Loan Portfolio" below.

                  The decrease in carried interest to the general partner of $91,000 (90.6%) is a result of decreased limited partner contributions to the Partnership during the quarter ended September 30, 2002 as the Partnership has been closed to most new investments since September 1, 2001. On a monthly basis, the General Partner receives an additional carried interest in the Partnership equal to 1/2 of 1% of the net increase in the capital accounts of the limited partners pursuant to the Partnership Agreement.

         The decrease in other expenses of $76,000 (89.8%) was due primarily to registration fees paid to the Securities and Exchange Commission, National Association of Securities Dealers and various states related to a new Partnership registration statement originally filed in September 2001. No filings requiring the payment of fees occurred in 2002.

         The provision for loan losses of $343,000 for the quarter ended September 30, 2002 was based on an analysis performed on the loan portfolio as of September 30, 2002. See "Financial Condition - Loan Portfolio" below.

Nine Months Ended September 30, 2002 Compared to 2001

The net income decrease of $780,000 (4.6%) for 2002 compared to 2001, was due to:

o        a decrease in gain on sale of real estate of $309,000;

o        a decrease in other income of $121,000;

o        an increase in management fees to the general partner of $362,000;

o        an increase in rental and other expenses of $1,019,000;

o        an increase in legal and accounting expenses of $71,000;  and

o        an increase in provision for loan losses of $646,000.

The net income decrease in 2002 as compared to 2001, was offset by:

o an increase in interest income on loans secured by trust deeds of $674,000;

o an increase in rental and other income on real estate properties of $481,000;

o        a decrease in carried interest to the general partner of $128,000;

o        a decrease in interest expense of $60,000;

o        a decrease in other expenses of $112,000; and

o        the recovery of losses on real estate held for sale of $314,000.

         Gain on sale of real estate decreased by $309,000 (21.4%) for the nine months ended September 30, 2002, as compared to the same period in 2001. During the nine months ended September 30, 2002, the Partnership sold sixteen lots (six including houses) in a manufactured home subdivision for a gain of $185,000, a commercial parcel for a gain of $734,000, a commercial building for a gain of $117,000, and seven interests in the ocean house and condos within OLH for a gain of $97,000 (total gain of $1,133,000). During the nine months ended September 30, 2001, the Partership sold four properties for a total gain of $1,442,000.

         Interest income on investments (other income) decreased by $121,000 (29.0%) for the nine months ended September 30, 2002, as compared to the same period in 2001 due primarily to a decrease in the average yield on the Partnership's investments from 4.0% to 1.6% due to a decrease in general market interest rates.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $362,000 (15.9%) during the nine months ended September 30, 2002 as compared to 2001 was primarily a result of an increase in interest income collected on loans, particularly past due interest collected on two delinquent loans in the total amount of $423,000 in October 2002.

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

         If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2002, the management fees would have been $4,923,000 (increase of $2,281,000), which would have reduced net income allocated to limited partners by approximately 14.0%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.05.

         The increase in rental and other expenses on real estate properties of $1,019,000 (99.1%) and the increase in rental and other income on real estate properties of $481,000 (24.4%) was primarily the result of the foreclosure of a hotel located in Phoenix, Arizona during the quarter ended March 31, 2002 and its subsequent operation, the acquisition of a commercial building through foreclosure in the last half of 2001, and the losses incurred from the Partnership's investments in OLH and Dation during the nine months ended September 30, 2002. See further discussion under "Real Estate Properties Held for Sale and Investment" below.

         Legal and accounting expenses increased $71,000 (70.7%) for the nine months ended September 30, 2002, as compared to the same period in 2001 due primarily to certain legal fees incurred related to delinquent loans and professional fees incurred in the first quarter of 2002 as a result of a new S-11 filing with the Securities and Exchange Commission in January 2002 and the S-11 Post-Effective Amendment filing in April 2002.

         The provision for loan losses of $1,384,000 for the nine months ended September 30, 2002 was based on an analysis performed on the loan portfolio as of September 30, 2002. See "Financial Condition - Loan Portfolio" below.

         Interest income on loans secured by trust deeds increased $674,000 (3.6%) for the nine months ended September 30, 2002, as compared to the same period in 2001. This increase was a result of an increase in the average loan portfolio of 3.9% during the nine months ended September 30, 2002 as compared to 2001 and an increase in the weighted average yield of the loan portfolio from 11.71% for the nine months ended September 30, 2001 to 11.89% for the nine months ended September 30, 2002. The increase was partially offset by the increase in loans delinquent greater than ninety days during the nine months ended September 30, 2002. See "Financial Condition - Loan Portfolio" below.

                  The decrease in carried interest to the general partner of $128,000 (79.1%) is a result of decreased limited partner contributions to the Partnership during the nine months ended September 30, 2002 as the Partnership has been closed to most new investments since September 1, 2001. On a monthly basis, the General Partner receives an additional carried interest in the Partnership equal to 1/2 of 1% of the net increase in the capital accounts of the limited partners pursuant to the Partnership Agreement.

         The decrease in other expenses of $112,000 (61.9%) was due primarily to registration fees paid to the Securities and Exchange Commission, National Association of Securities Dealers and various states related to a new Partnership registration statement originally filed in September 2001. No filings requiring the payment of fees occurred in 2002.

                  The net recovery of losses on real estate held for sale of $314,000 (100% increase) was the result of the reversal of an allowance in the amount of $384,000 previously established on the manufactured home subdivision development located in Ione, California, due to management's evaluation of the property's fair market value based on recent sales. This recovery was offset by an allowance in the amount of $70,000 established on the commercial building located in Gresham, Oregon in June 2002, which was sold by the Partnership in July 2002.

Financial Condition

September 30, 2002 and December 31, 2001

Loan Portfolio

         The number of Partnership mortgage investments increased from 97 to 101, and the average loan balance increased from $2,203,000 to $2,603,000 between December 31, 2001 and September 30, 2002. The average loan balance in the Partnership's portfolio has been steadily increasing for several years. This is due to the fact that there are more lenders competing for short-term bridge financing at loan levels of $1,000,000 and less, and many of these lenders have the financial capabilities of funding these loans at more competitive rates. However, the current opportunities for maximizing the return to the Partnership are greater for larger loan amounts.

         Approximately $29,250,000 (11.1%) and $18,604,000 (8.7%) of the loans invested in by the Partnership were more than 90 days delinquent in payment as of September 30, 2002 and December 31, 2001, respectively. Of these amounts, approximately $6,078,000 (2.3%) and $5,327,000 (2.5%), respectively, were in the process of foreclosure, and approximately $10,341,000 (3.9%) and $6,182,000 (2.9%), respectively, involved loans to borrowers who were in bankruptcy.

         Delinquent loans increased $10,646,000 (57.2%) between December 31, 2001 and September 30, 2002 due to one loan with a principal balance of $11,417,000 that became delinquent during the nine months ended September 30, 2002. This loan is secured by leasehold interests in nine commercial properties located in Washington, Idaho and Nevada. The largest tenant in one of the properties recently vacated which significantly reduced the cash flow to the borrower. A modification agreement was signed in August 2002 whereby the borrower is to make reduced minimum monthly payments of $100,000 until the borrower's cash situation improves. In August 2002, the borrower sold one of the properties securing the loan and paid down loan principal by $828,000. The Partnership has been applying all payments received since June 2002 to reduction in principal and has not accrued any past due interest on the loan. The Partnership has also established a specific loan loss allowance in the amount of $621,000 as of September 30, 2002.

         Loans in the process of foreclosure as of December 31, 2001 consisted of three loans, of which one was foreclosed on by the Partnership in January 2002 (see "Real Estate Properties Held for Sale and Investment" below), one paid off in full resulting in no loss to the Partnership, and one is still delinquent and in foreclosure. In addition, three other delinquent loans with a total principal balance of approximately $4,478,000 entered into foreclosure during the nine months ended September 30, 2002. The Partnership has established a specific loan loss allowance in the amount of $353,000 on one of these loans as of September 30, 2002.

         Loans to borrowers who were in bankruptcy increased by $4,159,000 (67.3%) due to three delinquent loans with a total principal balance of approximately $6,758,000, the borrowers of which entered into bankruptcy proceedings during the nine months ended September 30, 2002. The Partnership has established a specific loan loss allowance in the amount of $800,000 on one of these loans as of September 30, 2002. In addition, one loan in the amount of $2,600,000, the borrower of which had been in bankruptcty as of December 31, 2001, was paid down by approximately $980,000 from the sale of one of the properties securing the loan and the other property located in Gresham, Oregon was received by the Partnership as a result of the trustee's sale (see "Real Estate Properties Held for Sale and Investment" below).

         As of September 30, 2002 and December 31, 2001, the Partnership held the following types of mortgages:

                                                September 30,             December 31,
                                                    2002                      2001
                                                    ----                      ----

         1st Mortgages                          $  244,714,222             205,139,594
         2nd Mortgages                              18,207,760               8,563,875
                                                   -----------             -----------
         Total                                  $  262,921,982          $  213,703,469
                                                   ===========             ===========

         Income Producing Properties            $  226,662,321          $  180,506,295
         Construction                               17,054,697              14,773,984
         Unimproved Land                            17,827,200              15,360,822
         Residential                                 1,377,764               3,062,368
                                                   -----------             -----------
            Total                               $  262,921,982          $  213,703,469
                                                   ===========             ===========

         As of September 30, 2002 and December 31, 2001, approximately 43% and 54% of the Partnership's mortgage loans are secured by real property located in Northern California.

         The Partnership's investment in residential loans decreased by $1,685,000 (55%) since December 31, 2001 due to partial repayments received on one residential loan during the nine months ended September 30, 2002. All of the residential loans are first trust deeds.

 The Partnership's investment in construction loans increased by $2,281,000 (15.4%) since December 31, 2001. This increase was primarily due to additional advances made on various construction loans and the origination of two new loans during the period, net of a payoff received on one large construction loan in the amount of approximately $7,500,000 during the period.

         The Partnership's investment in loans on unimproved land increased by $2,466,000 (16.1%) since December 31, 2001. This increase was primarily due to the origination or purchase of three loans on unimproved land in the total amount of $5,700,000 during the nine months ended September 30, 2002, net of loans that paid off in the amount of $3,200,000. All loans on unimproved land are first trust deeds. Two of these loans in the total amount of $4,625,000 are greater than 90 days delinquent in payments.

         Changes in the allowance for loan losses for the quarter ended September 30, 2002 and 2001 were as follows:

                                                    2002                 2001
                                                    ----                 ----
    Balance, beginning of period                $ 4,231,000         $ 4,000,000
    Provision, net                                  343,000             738,000
    Charge-off to real estate held for sale              --            (428,000)
                                                  ---------           ---------
    Balance, end of period                      $ 4,574,000         $ 4,310,000
                                                  =========           =========


Real Estate Properties Held for Sale and Investment

                  The Partnership currently holds title to thirteen properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $30,290,000 (including properties held in three limited liability companies and one real estate joint venture), net of allowance for losses of $250,000. As of September 30, 2002, properties held for sale total $14,948,000 and properties held for investment total $15,342,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

         During the quarter ended September 30, 2002, eight lots (two including houses) located in a manufactured home subdivision development located in Ione, California (acquired by the Partnership through foreclosure in 1997) were sold for $455,000, resulting in a gain to the Partnership of approximately $122,000. An allowance in the amount of $384,000 that was previously established on this property was reversed during the quarter ended June 30, 2002 as a result of management's evaluation of the property's fair market value based on recent sales. There are 67 lots remaining to be sold on this property as of September 30, 2002.

         During the quarter ended September 30, 2002, the Partnership sold a commercial building located in Gresham, Oregon for proceeds in the amount of $340,000 resulting in a loss of $70,000. An allowance in the amount of $70,000 was established on this property as of June 30, 2002 and is reported net of the recovery of losses on real estate held for sale for the nine months ended September 30, 2002.

         During the quarter ended September 30, 2002, the Partnership foreclosed on a 1st mortgage loan secured by an industrial building located in Albany, Oregon in the amount of $1,800,000 and obtained the property via a trustee's sale.

         During 2001, a new entity named Oregon Leisure Homes, LLC (OLH) was formed between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased a house located on the ocean in Lincoln City for renovation and ultimate sale. OLH will sell eleven interests in each condominium and seven interests in the ocean house. The Partnership is co-manager of OLH and is to receive 70% of the profits. During the quarter ended September 30, 2002, the Partnership advanced an additional $50,000 to OLH (for a total of $1,318,000) for continued development and marketing of the condominium units and house that are currently for sale. OLH sold three interests in the condominiums during the quarter ended September 30, 2002 for total proceeds of $74,000 and a note in the amount of $27,000. No gain or loss was recognized as a result of these sales. OLH sold two interests in the ocean house during the quarter ended September 30, 2002 for total proceeds of $121,000 and a note in the amount of $105,000, and recognized gain the amount of $97,000 as a result of these sales. The net operating loss to the Partnership (including gains on sales) was approximately $22,000 for the quarter ended September 30, 2002.

         During 2001, a new entity named Dation, LLC (Dation) was formed between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and may provide additional financing. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. Dation sold three lots during the quarter ended September 30, 2002 and recorded no gain or loss as a result of these sales. The net operating loss to the Partnership was approximately $53,000 during the quarter ended September 30, 2002. The Partnership's total investment in Dation was approximately $1,974,000 as of September 30, 2002.

         Five of the Partnership's thirteen properties do not currently generate revenue. Expenses from rental properties have increased from approximately $259,000 to $685,000 (164.3%) for the quarter ended September 30, 2001 and 2002, respectively, and revenues associated with these properties have increased from $683,000 to $809,000 (18.6%), respectively, thus generating a net income from real estate of $124,000 and $424,000 during the quarters ended September 30, 2002 and 2001, respectively. The increases in income and expenses are primarily a result of the foreclosure and subsequent operation of a hotel located in Phoenix, Arizona during the quarter ended March 31, 2002, the acquisition of a commercial building through foreclosure in the last half of 2001, and the losses incurred from the Partnership's investments in OLH and Dation during the quarter ended September 30, 2002.

Cash and Cash Equivalents

                  Cash and cash equivalents decreased from approximately $41,431,000 as of December 31, 2001 to $6,594,000 as of September 30, 2002
($34,837,000 or 84.1%) due primarily to a greater amount of loans funded or purchased than repayments on loans received during the nine months ended September 30, 2002.

Interest and Other Receivables

         Interest and other receivables increased from approximately $2,253,000 as of December 31, 2001 to $3,150,000 as of September 30, 2002 ($897,000 or
39.8%) due primarily to three notes taken back in the amount of $218,000 on the sales of interests in the ocean house and condos in OLH during the nine months ended September 30, 2002, an increase in loans secured by trust deeds, and past due interest received on two delinquent loans in the amount of $423,000 in October 2002 (which was accrued as of September 30, 2002).

Due to General Partner

         Due to General Partner decreased from approximately $1,272,000 as of December 31, 2001 to $1,181,000 as of September 30, 2002 ($91,000 or 7.2%) due
to decreased management fees owed to the General Partner as of September 30, 2002 pursuant to the Partnership Agreement (see "Results of Operations" above).

Note Payable

         Note payable increased from approximately $6,920,000 as of December 31, 2001 to $7,385,000 ($465,000 or 6.7%) as of September 30, 2002 due to additional advances made on the note payable securing the Greeley, Colorado retail property to complete improvements to the property. There is an additional $1,515,000 available that may be advanced from the note for construction and tenant improvements.

Line of Credit Payable

         Line of credit payable increased $10,311,469 (100%) from December 31, 2001 to September 30, 2002 as a result of the Partnership's decision to advance from the line of credit to fund investments in certain loans during the quarter ended September 30, 2002. There is an additional $29,688,531 available to be advanced from the line of credit as of September 30, 2002.

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

         Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. There was a $70,000 loss realized upon the sale of a Partnership property during the nine months ended September 30, 2002. There was a total loss of $614,000 realized on two Partnership loans during the year ended December 31, 2001. There were no losses realized on loans by the Partnership during the years ended December 31, 2000, 1999 and 1998. However, the Partnership realized a loss on real estate in the amount of $712,000 from the sale of a foreclosed property to the General Partner at its fair market value during 1998. As of September 30, 2002, management believes that the allowance for loan losses of $4,574,000 is adequate.


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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 2001, excluding regular distributions of net income to limited partners. There has been a a substantial decrease in withdrawals during the nine months ended September 30, 2002. Withdrawal percentages have been 7.37%, 6.11%, 7.85%, 6.63%, 7.33%, 7.99%,
6.64%, 5.45%, and 3.3% (annualized) for the years ended December 31, 1994, 1995, 1996, 1997, 1998, 1999, 2000 and 2001, and the nine months ended September 30, 2002, respectively. These percentages are the annual average of the limited partners' capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

         In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. The total amount of indebtedness incurred by the Partnership cannot exceed 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a group of banks in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit was increased in August 2002 to $40,000,000. As of September 30, 2002, there was $10,311,469 outstanding on the line of credit.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in money market accounts, loans held in the Partnership's portfolio and a note payable securing a real estate property owned by the Partnership as of September 30, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair values as of September 30, 2002.

            Interest Earning Assets and Interest Bearing Liabilities,
                           Aggregated by Maturity Date
                         Nine Months Ended September 30,

                            2003          2004          2005         2006         2007        Thereafter        Total
                            ----          ----          ----         ----         ----        ----------        -----
Interest earning
assets:
Money market
  accounts               $  5,957,869                                                                         $ 5,957,869
                                                 -             -           -             -              -
Average interest rate            1.6%                                                                                1.6%
                                                 -             -           -             -              -
Loans secured by
  trust deeds            $151,857,243  $53,267,187  $ 41,430,977           -     $ 293,783   $ 16,072,792   $ 262,921,982

Average interest rate           12.3%        11.3%         11.2%           -         10.0%          11.6%           11.8%

Interest bearing
liabilities:
Note payable to bank       $7,385,101            -             -           -             -              -     $ 7,385,101

Average interest rate            4.5%            -             -           -             -              -            4.5%

Line of credit payable   $ 10,311,469            -             -           -             -              -    $ 10,311,469

Average interest rate           4.75%            -             -           -             -              -           4.75%

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

         The majority of the Partnership's mortgage loans (87.1% as of September 30, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership's existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

         The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.


Item 4. Controls and Procedures

         Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Office and Chief Financial Officer of the General Partner concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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


Dated:   November 12, 2002     OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   November 12, 2002     By: /s/ William C. Owens
                                   ---------------------
                                   William C. Owens, President


Dated:   November 12, 2002     By: /s/ Bryan H. Draper
                                   -------------------
                                   Bryan H. Draper, Chief Financial Officer


Dated:   November 12, 2002     By: /s/ Melina A. Platt
                                   -------------------
                                   Melina A. Platt, Controller

                      CHIEF EXECUTIVE OFFICER CERTIFICATION


I, William C. Owens, President and Chief Executive Officer of Owens Financial Group, Inc., General Partner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Owens Mortgage Investment Fund, a California Limited Partnership (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002

/s/ William C. Owens

William C. Owens
President and Chief Executive Officer
Owens Financial Group, Inc., General Partner

                      CHIEF FINANCIAL OFFICER CERTIFICATION


I, Bryan H. Draper, Chief Financial Officer of Owens Financial Group, Inc., General Partner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Owens Mortgage Investment Fund, a California Limited Partnership (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002

/s/ Bryan H. Draper

Bryan H. Draper
Chief Financial Officer
Owens Financial Group, Inc., General Partner