Form 10-K
period 2002-12-31
OWENS MORTGAGE INVESTMENT FUND
filed 2003-03-14
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002          Commission file number
                                                              0-17248

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership
             (Exact name of registrant as specified in its charter)


      California                                        68-0023931
------------------------                                ----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

2221 Olympic Boulevard
Walnut Creek, California                                     94595
------------------------                                     -----
(Address of principal executive                            (Zip Code)
offices)

Registrant's telephone number,
including area code                                       (925) 935-3840
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

Exhibit Index at page 59.

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

         The following table shows the total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2002, 2001, 2000, 1999, 1998 and 1997.

                                            Total Partners'          Mortgage                Net
                                               Capital              Investments            Income

2002............................           $   280,350,974       $   260,211,121      $   21,669,959
2001............................           $   272,286,714       $   213,703,469      $   21,889,224
2000............................           $   238,757,190       $   223,273,464      $   22,535,056
1999 ...........................           $   214,611,813       $   200,356,517      $   17,479,853
1998 ...........................           $   201,340,802       $   182,721,465      $   16,978,692
1997............................           $   190,731,135       $   174,714,607      $   15,420,247


         As of December 31, 2002, the Partnership held investments in 100 mortgage loans, secured by liens on title and leasehold interests in real property, and one loan secured by a collateral assignment of a limited liability company that owns and is developing commercial real property in Arizona. 43% of the mortgage loans are located in Northern California. The remaining 57% are located in Southern California, Arizona, Colorado, Connecticut, Hawaii, Idaho, Missouri, Nevada, Ohio, Oregon, Texas, Virginia and Washington.



The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2002:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2002)

                                                        Number of Loans         Amount            Percent

1st Mortgages....................................                 89        $ 241,335,259           92.75%
2nd Mortgages....................................                 11           18,875,862            7.25%
                                                                 ---        -------------          -------
                                                                 100        $ 260,211,121          100.00%
                                                                 ===        =============          =======


Maturing on or before December 31, 2003 (1)......                 53        $ 160,350,025           61.62%
Maturing on or between January 1, 2004 and December
  31, 2006.......................................                 32           80,626,284           30.99%
Maturing on or between January 1, 2007 and September
  1, 2018                                                         15           19,234,812            7.39%
                                                                 ---        -------------          -------
                                                                 100        $ 260,211,121          100.00%
                                                                 ===        =============          =======


Income Producing Properties......................                 85        $ 228,210,411           87.70%
Construction.....................................                  4           12,670,310            4.87%
Unimproved Land..................................                  8           16,938,678            6.51%
Residential......................................                  3             2,391,722           0.92%
                                                                 ---        -------------          -------
                                                                 100        $ 260,211,121          100.00%
                                                                 ===        =============          =======

--------
(1)      Approximately $47,129,000 was past maturity as of December 31, 2002.

         The average loan balance of the mortgage loan portfolio of $2,602,000 as of December 31, 2002 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured by commercial properties. Of such investments, 13.0% earn a variable rate of interest and 87.0% earn a fixed rate of interest. All were negotiated according to the Partnership's investment standards.

         As of December 31, 2002, the Partnership was invested in construction loans in the amount of approximately $12,670,000 and in loans secured by leasehold interests of $25,423,000.

         The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

o $6,684,000 in cash and cash equivalents held for investment, required to transact the business of the Partnership and/or in conjunction with contingency reserve requirements;

o        $31,742,000 in real estate held for sale and investment; and

o        $3,177,000 in interest and other receivables.






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

         As of December 31, 2002, the Partnership's portfolio included $26,327,000 (compared with $18,604,000 as of December 31, 2001) of loans delinquent more than 90 days, representing 10.1% of the Partnership's investment in mortgage loans. Loans delinquent more than 90 days have historically represented between 3% to 10% of the total loans outstanding at any given time. The balance of delinquent loans at December 31, 2002 includes $6,503,000 (compared with $5,327,000 as of December 31, 2001) in the process of foreclosure and $4,300,000 (compared with $6,182,000 as of December 31, 2001) involving loans to borrowers who are in bankruptcy. The General Partner believes that these loans may result in a loss of principal and foregone interest. However, the General Partner believes that the $4,4,774,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 2002 is sufficient to cover any potential losses of principal. With the exception of the Sonora property on which the Partnership recorded a loss of $712,000 in 1997, $614,000 of losses on two loans in 2001 and the $1,235,000 loss recognized at foreclosure on a motel property located in Phoenix, Arizona during 2002, the Partnership has not suffered material losses on defaults or foreclosures.

         Of the $18,604,000 that was delinquent as of December 31, 2001, $5,353,000 remained delinquent as of December 31, 2002, $3,364,000 was paid off, $5,525,000 became real estate acquired through foreclosure of the Partnership, and $4,362,000 was brought current.

         In limited instances where the Partnership has participated in loans with third parties, the General Partner has advanced certain payments on behalf of borrowers of Partnership loans, such as property taxes, insurance and mortgage interest pursuant to senior indebtedness. Such payments made on loans by the General Partner during 2002 totaled approximately $67,000 of which $51,000 had been reimbursed to OFG by the borrowers as of December 31, 2002. The Partnership has no obligation to repay such amounts to the General Partner.

         Following is a table representing the Partnership's delinquency experience (over 90 days) as of December 31, 1999, 2000, 2001 and 2002 and foreclosures by the Partnership during the years ended December 31, 1999, 2000, 2001 and 2002:

                                                    1999               2000              2001               2002
                                                    ----               ----              ----               ----
Delinquent Loans.......................       $    7,415,000     $     8,014,000   $    18,604,000    $    26,327,000
Loans Foreclosed.......................       $    2,001,000     $       685,000   $     3,369,000    $     9,370,000
Total Mortgage Investments.............       $  200,357,000     $   223,273,000   $   213,703,000    $   260,211,000
Percent of Delinquent Loans to Total Loans              3.70%               3.59%             8.71%             10.12%


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

         If the maximum management fees had been paid to the General Partner during the year ended December 31, 2002, the management fees would have been $6,724,000 (increase of $3,108,000), which would have reduced net income allocated to limited partners by approximately 14.3%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.07.

         If the maximum management fees had been paid to the General Partner during the years ended December 31, 2001 and 2000, the management fees would have been $6,287,000 (increase of $2,849,000) and 5,845,000 (increase of
$1,931,000), respectively, which would have reduced net income allocated to limited partners by approximately 13.0% and 8.7%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.07 and $.09, respectively.

         The maximum management fee permitted under the Partnership Agreement is 2 3/4% per year of the average upaid balance of mortgage loans. For the years 2000, 2001 and 2002, the management fees were 1.85%, 1.48% and 1.46% of the average unpaid balance of mortgage loans, respecitvely.




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

         Loan Origination Fees

         Loan origination fees, also called mortgage placement fees or points, are paid to the General Partner by the borrowers of loans held by the Partnership, with the exception of certain loans not originated by the General Partner. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership.

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



                  Table of Compensation and Reimbursed Expenses

         The following table summarizes the compensation and reimbursed expenses paid to the General Partner or its affiliates for the years ended December 31, 2002 and 2001, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms'-length negotiation.

                                                       Year Ended                             Year Ended
                                                       ----------                             ----------
                                                     December 31, 2002                      December 31, 2001
                                                     -----------------                      -----------------

                                                                     Maximum                                Maximum
Form of Compensation                              Actual             Allowable           Actual             Allowable
--------------------                              ------             ---------           ------             ---------
Paid by the Partnership:
Management Fees*.....................         $   3,616,000      $   6,724,000       $   3,438,000     $   6,287,000
Servicing Fees.......................               611,000            611,000             572,000           572,000
Carried Interest.....................                40,000             40,000             173,000           173,000
                                              -------------       ------------        ------------      ------------
Subtotal                                      $   4,267,000      $   7,375,000       $   4,183,000     $   7,032,000
                                              -------------       ------------        ------------      ------------

Paid by Borrowers:
Loan Origination Fees................        $   5,815,000       $   5,815,000       $   6,990,000     $   6,990,000
Late Payment Charges.................              649,000             649,000           1,297,000         1,297,000
                                              ------------       -------------       -------------      ------------
Subtotal                                     $   6,464,000       $   6,464,000       $   8,287,000     $   8,287,000
                                              ------------       -------------       -------------      ------------

Grand Total                                   $ 10,731,000       $  13,839,000       $  12,470,000     $  15,319,000
                                              ============       =============       =============      ============

Reimbursement by the Partnership of
Other Expenses                               $      217,000     $      217,000     $        32,000    $        32,000
                                             ==============     ===============    ===============    ===============

-------
* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the partners.

         Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2002 and 2001, exclusive of expense reimbursement, was $10,731,000 and $12,470,000, respectively, or 3.8% and 4.6%, respectively, of partners' capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $13,839,000 and $15,319,000, respectively, or 4.9% and 5.6%, respectively, of partners' capital, which would have reduced net income allocated to limited partners by approximately 14.3% and 13.0%, respectively.

         Loan origination fees as a percentage of loans purchased by the Partnership were 4.2%, 4.3% and 6.8% for the years ended December 31, 2002, 2001, and 2000, respectively. Of the $5,815,000 in loan origination fees accrued during the year ended December 31, 2002, approximately $2,142,000 were back-end fees earned as of December 31, 2002 but will not be collected until the related loans are paid off in full. Of the $6,990,000 in loan origination fees accrued during the year ended December 31, 2001, approximately $225,000 were back-end fees earned as of December 31, 2001 but will not be collected until the related loans are paid off in full. Of the $7,936,000 in loan origination fees accrued during the year ended December 31, 2000, approximately $5,033,000 were back-end fees earned but not collected as of December 31, 2000. In the year ended December 31, 2000, two loans in the total amount of $45,419,000 had loan origination fees totaling $4,542,000.

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

         The Partnership invests primarily in mortgage loans on commercial, industrial and residential income-producing real property and land. The General Partner arranges, makes and/or purchases all loans, which are then either made or purchased by the Partnership, on a loan-by-loan basis. Normally, when the Partnership has sufficient funds available to make or invest in a specific loan, the General Partner will give the Partnership priority in making or purchasing the loan over other persons to whom the General Partner may sell loans as a part of its business. However, there may be limited instances when another investor may be given priority over the Partnership to purchase a particular loan, such as when the particular loan does not meet all of the investment criteria of the Partnership or when the General Partner does not want to add more of a particular loan type to the Partnership's portfolio. Factors that further influence the General Partner in determining whether the Partnership has priority over other investors include the following:

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

         Substantially all investment loans of the Partnership are arranged or originated by the General Partner, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, the General Partner is continuously evaluating prospective investments. The General Partner originates loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. The Partnership may purchase or participate in existing loans that were originated by other lenders. Such a loan might be obtained by the General Partner from a third party and sold to the Partnership at an amount equal to or less than its face value. The General Partner evaluates all potential mortgage loan investments to determine if the security for the loan and the loan-to-value ratio meet the standards established for the Partnership, and if the loan can meet the Partnership's investment criteria and objectives. An appraisal will be ordered on the property securing the loan, and an officer, director, agent or employee of the General Partner will inspect the property during the loan approval process.

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

         Variable Rate Loans

         Approximately 13.0% ($33,859,000) of the Partnership's loans as of December 31, 2002 bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).

         The General Partner may negotiate spreads over these indices of from 2.5% to 5.5%, depending upon market conditions at the time the loan is made.

         The following is a summary of the various indices described above as of December 31, 2002 and December 31, 2001:

                                                       December 31,              December 31,
                                                            2002                     2001
                                                     ----------------          -------------

     One-year Treasury Constant Maturity Index            1.41%                     2.28%

     Five-year Treasury Constant Maturity Index           2.89%                     4.49%

     Prime Rate Index                                     4.25%                     4.75%

     Monthly Weighted Average Cost of Funds for
       Eleventh District Savings Institutions             2.54%                     3.37%


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

         Interest Rate Caps

         All of the Partnership's variable rate loans have interest rate caps. The interest rate cap is generally a ceiling that is 2-4% above the starting rate with a floor rate equal to the starting rate. The inherent risk in interest rate caps occurs when general market interest rates exceed the cap rate.

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

Borrowing

         In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. Prior to that, it could only incur indebtedness in order to prevent default under mortgage loans which are senior to the Partnership's mortgage loans, to discharge senior mortgage loans if this becomes necessary to protect the Partnership's investment in mortgage loans, or in order to operate or develop a property that the Partnership acquires under a defaulted loan. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000 (pursuant to an amendment in August 2002). The balance outstanding on the line of credit was $6,867,000 as of December 31, 2002.

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

         In general, mortgage interest rates have fallen during 2002. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a slowing economy and low threat of inflation. Although the general trend for interest rates has been down, many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would generally provide the Partnership with additional lending opportunities at above-market rates. However, as a result of the slowing economy, there are now fewer transactions in the marketplace, which could potentially reduce the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, the slowing economy and a continued low threat of inflation could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, it will invest its excess cash, including proceeds from the offering of the Units, in shorter-term alternative investments yielding considerably less than the current investment portfolio.



Item 2. Properties

         Between 1993 and 2002, the Partnership foreclosed on $29,844,000 of delinquent mortgage loans and acquired title to 29 properties securing the loans. As of December 31, 2002, the Partnership still holds title to 13 of these properties (either solely or through its investments in the limited liability companies discussed below) in the amount of $18,500,000, net of an allowance for losses of $250,000. Three of the properties are being held for long-term investment and the remaining ten properties are being marketed for sale or will be marketed for sale in the foreseeable future. All of the properties individually have a book value less than 2% of total Partnership assets as of December 31, 2002. See also discussion of the property within the real estate joint venture and the corporate joint venture, which were not acquired through foreclosure, below.

o The Partnership's (or related LLC's) title to all properties is held as fee simple.

o There are no mortgages or encumbrances to third parties on any of the Partnership's real estate properties acquired through foreclosure.

o Of the thirteen properties held, eight of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned, other than the undeveloped land located in Reno, Nevada, on which a new retail or residential building may be constructed.

o Management of the General Partner believes that all properties owned by the Partnership are adequately covered by customary casualty insurance.

o The Partnership maintains an allowance for losses on real estate held for sale in its financial statements of $250,000 as of December 31, 2002.

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

Investment in Limited Partnership

         During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two other unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not been contributed into University Hills by the Partnership. During the year ended December 31, 2002, University Hills was dissolved. The Partnership intends to develop the property on its own. During the year ended December 31, 2002, approximately $41,000 of costs previously advanced to University Hills were written off by the Partnership. The Partnership's total net basis in the property is $365,000 as of December 31, 2002.

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

         During 2001, a new entity named Oregon Leisure Homes, LLC (OLH) was formed between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased a house located on the ocean in Lincoln City for renovation and sale. OLH will sell eleven interests in each condominium and seven interests in the ocean house. The Partnership is co-manager of OLH and is to receive 70% of the profits. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. During the year ended December 31, 2002, the Partnership advanced an additional $936,000 to OLH (for a total of $1,537,000) for continued development and marketing of the condominium units and house that are currently for sale. OLH sold three interests in the condominiums during the year ended December 31, 2002 for total proceeds of $74,000 and a note in the amount of $27,000. No gain or loss was recognized as a result of these sales. OLH sold six interests in the ocean house during the year ended December 31, 2002 for proceeds of $383,000 and three notes in the total amount of $296,000, and recognized gain in the amount of $198,000. The net loss to the Partnership (including gains on sales) was approximately $182,000 for the year ended December 31, 2002. The Partnership's investment in the OLH real property was approximately $1,558,000 as of December 31, 2002.

Dation, LLC

         In July 2001, a mobile home park located in Lake Charles, Louisiana that secured a Partnership loan in the amount of $2,113,600 was transferred by the borrower to a new entity named Dation, LLC (Dation), which was formed between the Partnership and an unrelated developer. The Partnership is advancing funds to Dation to finish the remaining lots under the existing loan terms and may provide additional financing to Dation. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $184,000 and $79,000 for the years ended December 31, 2002 and 2001, respectively. The Partnership also recognized $64,000 and $128,000 in interest income from its loan to Dation. As of December 31, 2002, the Partnership had advanced an additional $140,000 to Dation and had received repayments from sales of lots in the amount of $60,000, under the existing loan. The Partnership's total investment in Dation was approximately $1,931,000 as of December 31, 2002. Investment in Real Estate Joint Venture

         The Partnership has a construction loan on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits from the sale of each house after payment of a 10% loan fee is made to OFG. As of December 31, 2002, the Partnership has received all interest payments due on the loan but has not received any payments of residual profits. The Partnership advanced an additional $8,847,000 to the joint venture and received payment of advances in the amount of $14,028,000 during the year ended December 31, 2002. The Partnership's investment in the joint venture was approximately $1,330,000 and $6,511,000 as of December 31, 2002 and 2001, respectively.

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

         The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $291,000 during the year ended December 31, 2002. The minority interest of the joint venture partner of approximately $132,000 and $108,000 as of December 31, 2002 and 2001, respectively, is reported in the accompanying consolidated balance sheet.



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

     b. Holders: As of December 31, 2002, 2,940 Limited Partners held 277,791,148 Units of limited partnership interest in the Partnership.

     c. The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions of net income to the Limited Partners of approximately $21,675,000 and $21,456,000 (prior to reinvested distributions) during 2001 and 2002, respectively. It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders.

Item 6.  Selected Financial Data

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership


                                                                       As of and for the year ended
                                                                               December 31
                                                                            ----------------

                                                   2002          2001             2000            1999          1998
                                                   ----          ----             ----            ----          ----

Loans secured by trust deeds                  $ 260,211,121  $ 213,703,469  $ 223,273,464  $ 200,356,517  $ 182,721,465
Less:  Allowance for loan losses                (4,774,000)    (4,425,000)    (4,000,000)    (4,000,000)    (3,500,000)
Real estate held for investment                  16,200,449     14,064,664     13,078,189             --             --
Real estate held for sale..                      15,791,632     14,768,961      6,683,419     13,733,722     11,155,202
Less:  Allowance for losses on
  real estate..............                       (250,000)      (634,000)    (1,136,000)    (1,336,000)    (1,184,000)
Cash, cash equivalents and other
  assets...................                      10,053,851     43,812,645      8,300,109      7,617,278     13,218,253
                                              -------------  -------------   ------------  -------------  -------------
Total assets...............                   $ 297,233,053  $ 281,290,739  $ 246,199,181  $ 216,371,517  $ 202,410,920
                                              =============  =============  =============  =============  =============


Liabilities................                   $  16,750,541  $   8,896,345  $   7,339,888  $   1,759,704  $   1,070,118
Minority interest..........                         131,538        107,680        102,103             --             --

Partners' capital
  General partner..........                       2,755,846      2,677,867      2,334,845      2,104,936      1,967,069
  Limited partners.........                     277,595,128    269,608,847    236,422,345    212,506,877    199,373,733
                                                -----------    -----------    -----------    -----------    -----------

    Total partners' capital                     280,350,974    272,286,714    238,757,190    214,611,813    201,340,802
                                                -----------    -----------    -----------    -----------    -----------
      Total liabilities /
      Partners' capital....                   $ 297,233,053  $ 281,290,739  $ 246,199,181  $ 216,371,517  $ 202,410,920
                                              =============  =============  =============  =============  =============


Revenues...................                    $ 31,078,295   $ 29,479,565   $ 28,268,431   $ 22,184,072   $ 21,685,398

Expenses:
  Carried interest.........                          40,075        173,292        102,212         67,907         49,545
  Management fees..........                       3,616,102      3,437,684      3,914,488      2,652,882      3,249,824
  Servicing fees...........                         611,243        571,538        531,337        479,592        472,390
  Rental expenses..........                       3,090,324      1,546,678        763,754        581,537        697,839
  Interest expense.........                         426,778        429,032        235,311             --             --
  Minority interest........                          35,848          5,577          2,103             --             --
  Provision for losses on loans                   1,584,000      1,039,645             --        500,000             --
  Provision for (recovery of)
  losses on real estate, net                       (313,577)            --             --        152,000             --
  Other....................                         317,543        386,895        184,170        270,301        237,108
                                                    -------        -------        -------        -------        -------

Total Expenses                                    9,408,336      7,590,341      5,733,375      4,704,219      4,706,706
                                                  ---------      ---------      ---------      ---------      ---------
    Net Income                                 $ 21,669,959   $ 21,889,224   $ 22,535,056   $ 17,479,853   $ 16,978,692
                                               ============   ============   ============   ============   ============

Net income allocated to general
  partner..................                    $    214,125   $    214,147   $    221,684   $    172,335   $    168,106
                                                 ==========     ==========     ==========     ==========     ==========
Net income allocated to limited
  partners.................                    $ 21,455,834   $ 21,675,077   $ 22,313,372   $ 17,307,518   $ 16,810,586
                                               ============   ============   ============   ============   ============
Net income allocated to limited
  partners per limited
  partnership unit.........                    $        .08   $        .08   $        .10   $        .08   $        .09
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

Results of Operations

2002 Compared to 2001

The net income decrease of $219,000 (1.0%) for 2002 compared to 2001, was due to:

o        a decrease in other income of $345,000;

o        an increase in management fees to the general partner of $178,000;

o        an increase in rental and other expenses of $1,544,000; and

o        an increase in provision for loan losses of $544,000.

The net income decrease in 2002 as compared to 2001, was offset by:

o an increase in interest income on loans secured by trust deeds of $1,382,000;

o an increase in rental and other income on real estate properties of $637,000;

o        a decrease in carried interest to the general partner of $133,000;

o        a decrease in other expenses of $113,000; and

o        the net recovery of losses on real estate held for sale of $314,000.

         Interest income on investments (other income) decreased by $345,000 (50.8%) for the year ended December 31, 2002, as compared to the same period in 2001 due primarily to a decrease in the average yield on the Partnership's investments from 4.0% to 2.1% due to a decrease in general market interest rates.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $178,000 (5.2%) during the year ended December 31, 2002 as compared to 2001 was primarily a result of an increase in the average loan portfolio of 7.0% during the year.

         The maximum management fee permitted under the Partnership Agreement is 2 3/4% per year of the average upaid balance of mortgage loans. For the years 2000, 2001 and 2002, the management fees were 1.85%, 1.48% and 1.46% of the average unpaid balance of mortgage loans, respecitvely.

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

         If the maximum management fees had been paid to the General Partner during the year ended December 31, 2002, the management fees would have been $6,724,000 (increase of $3,108,000), which would have reduced net income allocated to limited partners by approximately 14.3%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.07.

         The increase in rental and other expenses on real estate properties of $1,544,000 (99.8%) and the increase in rental and other income on real estate properties of $637,000 (24.5%) was primarily the result of the foreclosure on a hotel located in Phoenix, Arizona during the year ended December 31, 2002 and its subsequent operation, the acquisition of a commercial building through foreclosure in the last half of 2001, the losses incurred from the Partnership's investments in OLH and Dation of $366,000 during the year ended December 31, 2002, and delinquent property taxes and other expenses incurred in the total amount of $410,000 on three non-operating properties that were obtained via foreclosure during 2002. See further discussion under "Real Estate Properties Held for Sale and Investment" below.

         The provision for loan losses of $1,584,000 for the year ended December 31, 2002 was based on an analysis performed on the loan portfolio as of December 31, 2002. See "Financial Condition - Loan Portfolio" below.

         Interest income on loans secured by trust deeds increased $1,382,000 (5.6%) for the year ended December 31, 2002, as compared to the same period in 2001. This increase was a result of an increase in the average loan portfolio of 7.0% during the year ended December 31, 2002 as compared to 2001 and an increase in the weighted average yield of the loan portfolio from 11.75% for the year ended December 31, 2001 to 11.86% for the year ended December 31, 2002. The increase was partially offset by the increase in loans delinquent greater than ninety days during the year ended December 31, 2002. See "Financial Condition - Loan Portfolio" below.

         The decrease in carried interest to the general partner of $133,000 (76.9%) is a result of decreased limited partner contributions to the Partnership during the year ended December 31, 2002 as the Partnership has been closed to most new investments since September 1, 2001. On a monthly basis, the General Partner receives an additional carried interest in the Partnership equal to 1/2 of 1% of the net increase in the capital accounts of the limited partners pursuant to the Partnership Agreement.

         The decrease in other expenses of $113,000 (60.5%) was due primarily to registration fees paid to the Securities and Exchange Commission, National Association of Securities Dealers and various states related to a new Partnership registration statement originally filed in September 2001. No filings requiring the payment of fees occurred in 2002.

         The net recovery of losses on real estate held for sale of $314,000 was the result of the reversal of an allowance in the amount of $384,000 previously established on the manufactured home subdivision development located in Ione, California, due to management's evaluation of the property's fair market value based on recent sales. This recovery was offset by an allowance in the amount of $70,000 established on the commercial building located in Gresham, Oregon in June 2002, which was sold by the Partnership in July 2002.

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

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. In determining the yield to the partners and hence the management fees, the General Partner may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. The General Partner expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that the General Partner will again receive less than the maximum management fees in the future. However, if the General Partner chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced. The decrease in management fees of $477,000 (12.2%) during the year ended December 31, 2001 as compared to 2000 was primarily a result of increased delinquencies in the Partnership's loan portfolio.

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

Financial Condition

December 31, 2002, 2001 and 2000

Loan Portfolio

         At the end of 2000 and 2001 the number of Partnership mortgage investments was 116 and 97, respectively, and increased to 100 by December 31, 2002. The average loan balance was $1,925,000 and $2,203,000 at the end of 2000 and 2001 respectively, and increased to $2,602,000 as of December 31, 2002. The average loan balance in the Partnership's portfolio has been steadily increasing for several years. This is due to the fact that there are more lenders competing for short-term bridge financing at loan levels of $1,000,000 and less, and many of these lenders have the financial capability of funding these loans at more competitive rates. The current opportunities for maximizing the return to the Partnership are greater for larger loan amounts.

         Approximately $26,327,000 (10.1%) and $18,604,000 (8.7%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of December 31, 2002 and 2001, respectively. Of these amounts, approximately $6,503,000 (2.5%) and $5,327,000 (2.5%) were in the process of non-judicial foreclosure and approximately $4,300,000 (1.7%) and $6,182,000 (2.9%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership's investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $41,569,000 as of December 31, 2002. Of the total past maturity loans as of December 31, 2002, $8,161,000 was paid off and $14,000,000 had the maturity date extended subsequent to year end.

         Loans more than 90 days delinquent in monthly payments increased by $7,723,000 (41.5%) from December 31, 2001 to December 31, 2002, primarily due to one large loan with a principal amount of $11,222,000 that became delinquent during the year ended December 31, 2002. This loan is secured by leasehold interests in nine commercial properties located in Washington, Idaho and Nevada. The largest tenant in one of the properties recently vacated which significantly reduced the cash flow to the borrower. A modification agreement was signed in August 2002 whereby the borrower is to make reduced minimum monthly payments of $100,000 until the borrower's cash situation improves. In August 2002, the borrower sold one of the properties securing the loan and paid down loan principal by $828,000. The Partnership has been applying all payments received since June 2002 to reduction in principal and has not accrued any past due interest on the loan. The Partnership has also established a specific loan loss allowance on this loan in the amount of $621,000 as of December 31, 2002. The General Partner does not expect the delinquency rate on the Partnership's loan portfolio to continue to increase in the forseeable future. However, there is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.

         Loans in the process of foreclosure as of December 31, 2001 consisted of three loans, of which one was foreclosed on by the Partnership in January 2002 (see "Real Estate Properties Held for Sale and Investment" below), one paid off in full resulting in no loss to the Partnership, and one is still delinquent and in foreclosure. In addition, four other delinquent loans with a total principal balance of approximately $4,903,000 entered into foreclosure during the year ended December 31, 2002. The Partnership has established a specific loan loss allowance in the amount of $353,000 on one of these loans as of December 31, 2002.

         Loans to borrowers who were in bankruptcy decreased by $1,882,000 (30.4%) due to one loan that became real estate held for sale due to foreclosure and one loan that became current pursuant to the bankruptcy plan during the year ended December 31, 2002. The resulting increase in loans to borrowers who were in bankruptcy was due to two delinquent loans with a total principal balance of approximately $4,300,000, the borrowers of which entered into bankruptcy proceedings during the year ended December 31, 2002. The Partnership has established a specific loan loss allowance in the amount of $1,000,000 on one of these loans as of December 31, 2002.

         As of December 31, 2002, 2001 and 2000, the Partnership held the following types of mortgages:

                                                December 31,         December 31,        December 31,
                                                    2002                 2001                2000
                                                    ----                 ----                ----

         1st Mortgages                           $ 241,335,259          205,139,594       212,831,212
         2nd Mortgages                              18,875,862            8,563,875        10,377,607
         3rd Mortgages                                      --                   --            64,645
                                                   -----------          -----------       -----------
            Total                                $ 260,211,121        $ 213,703,469     $ 223,273,464
                                                   ===========          ===========       ===========

         Income Producing Properties             $ 228,210,411       $  180,506,295    $  169,840,446
         Construction                               12,670,310           14,773,984        41,417,905
         Unimproved Land                            16,938,678           15,360,822        11,870,113
         Residential                                 2,391,722            3,062,368           145,000
                                                   -----------          -----------       -----------
            Total                                $ 260,211,121       $  213,703,469    $  223,273,464
                                                   ===========          ===========       ===========


         As of December 31, 2002, 2001, and 2000, approximately 43%, 54% and 54% of the Partnership's mortgage loans were secured by real property in Northern California.

         The Partnership's investment in residential loans decreased by $671,000 (21.9%) since December 31, 2001 due to partial repayments received on one residential loan during the year ended December 31, 2002, net of three new residential loans originated during the year. All of the residential loans are first trust deeds.

         The Partnership's investment in construction loans decreased by $2,104,000 (14.2%) since December 31, 2001. This decrease was primarily due to the payoff on one large construction loan in the amount of $7,350,000 and the completion of construction on properties secured by several other loans that resulted in a change in classification to income-producing or residential.

         Changes in the allowance for loan losses for the years ended December 31, 2002, 2001and 2000 were as follows:

                                                              2002                  2001               2000
                                                              ----                  ----               ----
              Balance, beginning of period                $ 4,425,000          $ 4,000,000         $ 4,000,000
                  Provision                                 1,584,000            1,040,000                  --
                  Charge-offs                              (1,235,000)            (615,000)                 --
                                                            ---------            ---------           ---------
              Balance, end of period                      $ 4,774,000          $ 4,425,000         $ 4,000,000
                                                            =========            =========           =========

Real Estate Properties Acquired Through Foreclosure and Held for Sale and Investment

         The Partnership currently holds title to 15 properties that were foreclosed on or purchased from January 1, 1993 through December 31, 2002 in the amount of $31,742,000, net of allowance for losses of $250,000. As of December 31, 2002, properties held for sale total $15,542,000 (including the properties held in the limited liability companies and the real estate joint venture, which was not acquired through foreclosure - see below) and properties held for investment total $16,200,000 (excluding the property held in the corporate joint venture - see below). When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

         During the year ended December 31, 2002, a commercial parcel located in Vallejo, California that was acquired by the Partnership through foreclosure in 1994 was sold for $1,095,000, resulting in a gain to the Partnership of approximately $734,000. In addition, a commercial building located in Sacramento, California that was acquired by the Partnership through foreclosure in 1998 was sold for $147,000, resulting in a gain to the Partnership of approximately $117,000.

         During the year ended December 31, 2002, the Partnership sold a commercial building located in Gresham, Oregon for proceeds in the amount of $340,000 resulting in no gain or loss. An allowance in the amount of $70,000 was previously established in 2002 on this property and, thus, the loss was reported net of the recovery of losses on real estate held for sale in the accompanying consolidated income statement for the year ended December 31, 2002.

         During the year ended December 31, 2002, 22 lots (11 including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $1,811,000, resulting in a gain to the Partnership of approximately $317,000. An allowance in the amount of $384,000 that was previously established on this property was reversed during the year ended December 31, 2002 as a result of management's evaluation of the property's fair market value based on recent sales. There are 61 lots remaining to be sold on this property as of December 31, 2002.

         During the year ended December 31, 2002, the Partnership foreclosed on a 1st mortgage loan secured by a commercial building located in Albany, Oregon in the amount of $1,800,000 and foreclosed on a 1st mortgage loan secured by commercial land located in Gresham, Oregon in the amount of $1,620,000 and obtained the properties via the trustee's sale.

         During the year ended December 31, 2002, the Partnership foreclosed on a first mortgage loan secured by a hotel located in Phoenix, Arizona in the amount of $2,925,000 (which had an allowance established in the amount of $1,235,000) and obtained the property via the trustee's sale. The Partnership paid $335,000 in delinquent property taxes at the time of foreclosure which were capitalized to the basis of the property. The Partnership transferred the net basis of the loan to real estate held for sale at the time of foreclosure.

         During the year ended December 31, 2002, the Partnership foreclosed on a first mortgage loan secured by undeveloped land located in San Jose, California in the amount of $3,025,000 and obtained the property via the trustee's sale.

         During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two other unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not yet been contributed into University Hills by the Partnership. During the year ended December 31, 2002, University Hills was dissolved. The Partnership intends to develop the property on its own. During the year ended December 31, 2002, approximately $41,000 of costs previously advanced to University Hills were written off by the Partnership. The Partnership's total net basis in the property is $365,000 as of December 31, 2002.

         In January 2003, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Santa Clara, California in the amount of $2,000,000 and obtained the property via the trustee's sale.

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

         Changes in the allowance for real estate losses for the years ended December 31, 2002, 2001and 2000 were as follows:

                                                              2002                  2001                  2000
                                                              ----                  ----                  ----
              Balance, beginning of period                 $  634,000          $ 1,136,000           $ 1,336,000
                  Provision                                        --                   --                    --
                  Deductions                                 (384,000)            (502,000)             (200,000)
                                                             --------            ---------            ----------
              Balance, end of period                       $  250,000          $   634,000           $ 1,136,000
                                                             ========            =========             =========

         Five of the Partnership's fifteen properties do not currently generate revenue. Expenses from rental properties (including expenses from the Corporate Joint Venture - see below) have increased from approximately $1,547,000 to $3,090,000 (99.8%) for the years ended December 31, 2001 and 2002, respectively, and revenues associated with these properties (including revenues from the Corporate Joint Venture - see below) have increased from $2,596,000 to $3,233,000 (24.5%), thus generating a net income from real estate of $143,000 during the year ended December 31, 2002 (compared to $1,049,000 during 2001). The increases in income and expenses (and decrease in net income from real estate operations) are primarily a result of the foreclosure and subsequent operation of a hotel located in Phoenix, Arizona during 2002, the acquisition of a commercial building through foreclosure in the last half of 2001, the losses incurred from the Partnership's investments in OLH and Dation in the total amount of $366,000 during the year ended December 31, 2002, and delinquent property taxes and other expenses incurred in the total amount of $410,000 on three non-operating properties that were obtained via foreclosure during 2002.

         As of December 31, 2001 and 2000, the Partnership owned eleven and twelve properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $10,509,000 and $10,567,000 in 2001 and 2000, respectively. During the years ended December 31, 2001 and 2000, the Partnership acquired certain properties through foreclosure on which it had trust deed investments totaling $3,369,000 and $685,000, respectively.






Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

         During 2001, a new entity named Oregon Leisure Homes, LLC (OLH) was formed between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased a house located on the ocean in Lincoln City for renovation and sale. OLH will sell eleven interests in each condominium and seven interests in the ocean house. The Partnership is co-manager of OLH and is to receive 70% of the profits. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. During the year ended December 31, 2002, the Partnership advanced an additional $936,000 to OLH (for a total of $1,537,000) for continued development and marketing of the condominium units and house that are currently for sale. OLH sold three interests in the condominiums during the year ended December 31, 2002 for total proceeds of $74,000 and a note in the amount of $27,000. No gain or loss was recognized as a result of these sales. OLH sold six interests in the ocean house during the year ended December 31, 2002 for proceeds of $383,000 and three notes in the total amount of $296,000, and recognized gain in the amount of $198,000. The net loss to the Partnership (including gains on sales) was approximately $182,000 for the year ended December 31, 2002. The Partnership's investment in the OLH real property was approximately $1,558,000 as of December 31, 2002.

Dation, LLC

         In July 2001, a mobile home park located in Lake Charles, Louisiana that secured a Partnership loan in the amount of $2,113,600 was transferred by the borrower to a new entity named Dation, LLC (Dation), which was formed between the Partnership and an unrelated developer. The Partnership is advancing funds to Dation to finish the remaining lots under the existing loan terms and may provide additional financing to Dation. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $184,000 and $79,000 for the years ended December 31, 2002 and 2001, respectively. The Partnership also recognized $64,000 and $128,000 in interest income from its loan to Dation during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Partnership had advanced an additional $140,000 to Dation and had received repayments from sales of lots in the amount of $60,000, under the existing loan. The Partnership's total investment in Dation was approximately $1,931,000 as of December 31, 2002.

Investment in Real Estate Joint Venture

         The Partnership has a construction loan on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits from the sale of each house after payment of a 10% loan fee is made to OFG. As of December 31, 2002, the Partnership has received all interest payments due on the loan but has not received any payments of residual profits. The Partnership advanced an additional $8,847,000 to the joint venture and received payment of advances in the amount of $14,028,000 during the year ended December 31, 2002. The Partnership's investment in the joint venture was approximately $1,330,000 and $6,511,000 as of December 31, 2002 and 2001, respectively.
Investment in Corporate Joint Venture

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

         The Partnership receives 65% of the profits and losses in the Company after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of the Company have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $291,000 during the year ended December 31, 2002. The minority interest of the joint venture partner of approximately $132,000 and $108,000 as of December 31, 2002 and 2001, respectively, is reported in the accompanying consolidated balance sheet.

Cash and Cash Equivalents

         Cash and cash equivalents decreased from approximately $41,431,000 as of December 31, 2001 to $6,684,000 as of December 31, 2002, respectively ($34,747,000 or 83.9%). This decrease is primarily due to a greater amount of loans funded or purchased than repayments on loans received during the year ended December 31, 2002.

Interest and Other Receivables

         Interest and other receivables increased from approximately $2,253,000 as of December 31, 2001 to $3,177,000 as of December 31, 2002 ($924,000 or
41.0%), due primarily to additional deferred interest accrued on three loans pursuant to the loan agreements in the amount of approximately $110,000, amounts due from borrowers of certain loans in the amount of $167,000 for legal fees, insurance and property tax payments made by the Partnership, and an increase in interest receivable on loans secured by trust deeds as of December 31, 2002. The increase in interest receivable is a result of an increase in the average loan portfolio of 7.0% and an increase in the weighted average yield of the loan portfolio from 11.75% for the year ended December 31, 2001 to 11.86% for the year ended December 31, 2002.

Due from Affiliate

         Due from affiliate decreased by approximately $64,000 (50.2%) during the year ended December 31, 2002 due to additional interest accrued on the loan to Dation, LLC (see above).

Due to General Partner

         Due to General Partner decreased from approximately $1,272,000 as of December 31, 2001 to $957,000 as of December 31, 2002 ($315,000 or 24.8%), due
primarily to lower accrued management fees for the months of November and December 2002 as compared to November and December 2001. These fees are paid pursuant to the Partnership Agreement (see "Results of Operations" above).

Note Payable

         Note payable increased from approximately $6,920,000 as of December 31, 2001 to $8,190,000 as of December 31, 2002 ($1,270,000 or 18.4%), due to
advances made on the loan held within the Corporate Joint Venture for the commercial development in Greeley, Colorado (see above) to pay for building and tenant improvements during 2002.







Line of Credit Payable

         Line of credit payable increased $6,867,000 (100%) from December 31, 2001 to December 31, 2002 as a result of the Partnership's decision to advance from the line of credit to fund investments in certain loans during the year ended December 31, 2002. There is an additional $33,133,000 available to be advanced from the line of credit as of December 31, 2002.

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

         Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. There was a $1,235,000 loss recognized on a motel property located in Phoenix, Arizona at the time of foreclosure in 2002 (see discussion under "Financial Condition" above). There was a total loss of $614,000 realized on two Partnership loans during the year ended December 31, 2001 There were no actual losses incurred on loans by the Partnership during the years ended December 31, 2000, 1999 and 1998. However, the Partnership realized a loss on real estate in the amount of $712,000 from the sale of a foreclosed property to the General Partner at its fair market value during 1998. As of December 31, 2002, management believes that the allowance for loan losses of $4,774,000 is adequate.

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

         There was little variation in the percentage of capital withdrawals to total capital invested by the limited partners between 1994 and 2001, excluding regular distributions of net income to limited partners. There has been a significant decrease in withdrawals during the year ended December 31, 2002. Withdrawal percentages have been 7.33%, 7.99%, 6.64%, 5.45%, and 3.32% for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, respectively. These percentages are the annual average of the limited partners' capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

         In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000 (pursuant to an amendment in August 2002). The balance outstanding on the line of credit was $6,867,000 as of December 31, 2002.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in money market accounts, loans held in the Partnership's portfolio and a note payable securing a real estate property owned by the Partnership as of December 31, 2002. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2003 through 2007 and separately aggregates the information for all maturities arising after 2007. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2002.

            Interest Earning Assets and Interest Bearing Liabilities,
                           Aggregated by Maturity Date
                        Twelve Months Ended December 31,

                          2003           2004           2005          2006           2007        Thereafter       Total
                          ----           ----           ----          ----           ----        ----------       -----
Interest earning
assets:
Money market
  accounts            $  6,021,109                                                                              $  6,021,109
                                               -                -       -                -              -
Average interest              1.3%                                                                                      1.3%
rate                                           -                -       -                -              -
Loans secured by
  trust deeds         $160,350,025   $43,469,490     $ 37,156,795     $ -      $ 3,093,783   $ 16,141,028       $260,211,121

Average interest             12.3%         10.9%            11.0%       -            8.91%          11.4%              11.7%
rate

Interest bearing
liabilities:
Note payable to bank  $  8,190,111                                                                              $  8,190,111
                                               -                -       -                -              -
Average interest
rate                          4.0%             -                -       -                -              -               4.0%
Line of credit
payable               $  6,867,371                                                                              $  6,867,371
Average interest
rate                          4.3%             -                -       -                -              -               4.3%


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

         The majority of the Partnership's mortgage loans (87.0% as of December 31, 2002) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership's existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

         The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.





Item 8. Financial Statements and Supplementary Data

See pages 34-54 and pages 60-62 of this Form 10-K.

               Report of Independent Certified Public Accountants



The Partners
Owens Mortgage Investment Fund


We have audited the accompanying consolidated balance sheets of Owens Mortgage Investment Fund, a California Limited Partnership, as of December 31, 2002 and 2001, and the related consolidated statements of income, partners' capital and cash flows for the three year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2002 and 2001, and the results of their consolidated operations and their consolidated cash flows for the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Grant Thornton LLP


Reno, Nevada
February 8, 2003



                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001



                                    Assets                                                2002                  2001
                                                                                   -------------------   -------------------

Cash and cash equivalents                                                       $       6,684,418            41,431,108

Loans secured by trust deeds, net of allowance for
     losses of $4,774,000 in 2002 and $4,425,000 in 2001                              255,437,121           209,278,469

Interest and other receivables                                                          3,176,786             2,253,322
Due from affiliate                                                                        192,647               128,215
Real estate held for sale, net of allowance for
     losses of $250,000 in 2002 and $634,000 in 2001                                   15,541,632            14,134,961
Real estate held for investment, net of accumulated depreciation
     and amortization of $628,000 in 2002 and $339,000 in 2001                         16,200,449            14,064,664
                                                                                   --------------        --------------

                                                                                $     297,233,053           281,290,739
                                                                                   ==============        ==============

                       Liabilities and Partners' Capital

Liabilities:
     Accrued distributions payable                                              $         619,234               625,645
     Due to general partner                                                               956,800             1,272,042
     Accounts payable and accrued liabilities                                             117,025                78,829
     Note payable                                                                       8,190,111             6,919,829
     Line of credit payable                                                             6,867,371                    --
                                                                                   --------------        --------------

                 Total liabilities                                                     16,750,541             8,896,345
                                                                                   --------------        --------------

Minority interest                                                                         131,538               107,680
                                                                                   --------------        --------------

Partners' capital (units subject to redemption):
     General partner                                                                    2,755,846             2,677,867
     Limited partners
        Authorized 500,000,000 units outstanding in 2002 and 2001;
            442,167,000 and 424,788,000 units issued and 277,791,000 and
           269,805,000 units outstanding in 2002 and 2001, respectively               277,595,128           269,608,847
                                                                                   --------------        --------------

                 Total partners' capital                                              280,350,974           272,286,714
                                                                                   --------------        --------------

                                                                                $     297,233,053           281,290,739
                                                                                   ==============        ==============


The accompanying notes are an integral part of these financial statements.




                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Income

                  Years Ended December 31, 2002, 2001 and 2000

                                                                     2002                 2001                 2000
                                                               ------------------   ------------------   ------------------

Revenues:
     Interest income on loans secured by trust deeds       $      26,145,598           24,763,875           23,369,474
     Gain on sale of real estate, net                              1,366,048            1,441,649            2,971,454
     Rental and other income from real estate properties           3,233,067            2,595,848            1,689,256
     Other income                                                    333,582              678,193              238,247
                                                               ------------------   ------------------   ------------------

                 Total revenues                                   31,078,295           29,479,565           28,268,431
                                                               ------------------   ------------------   ------------------

Expenses:
     Management fees to general partner                            3,616,102            3,437,684            3,914,488
     Servicing fees to general partner                               611,243              571,538              531,337
     Carried interest to general partner                              40,075              173,292              102,212
     Administrative                                                   39,600               31,500               31,500
     Legal and accounting                                            204,091              168,255              130,201
     Rental and other expenses on real estate properties           3,090,324            1,546,678              763,754
     Interest expense                                                426,778              429,032              235,311
     Minority interest                                                35,848                5,577                2,103
     Other                                                            73,852              187,140               22,469
     Provision for loan losses                                     1,584,000            1,039,645                   --
     Recovery of losses on real estate held for sale, net          (313,577)                   --                   --
                                                               ------------------   ------------------   ------------------

                 Total expenses                                    9,408,336            7,590,341            5,733,375
                                                               ------------------   ------------------   ------------------

Net income                                                 $      21,669,959           21,889,224           22,535,056
                                                               ==================   ==================   ==================

Net income allocated to general partner                    $         214,125              214,147              221,684
                                                               ==================   ==================   ==================

Net income allocated to limited partners                   $      21,455,834           21,675,077           22,313,372
                                                               ==================   ==================   ==================

Net income allocated to limited partners per
     weighted average limited partnership unit             $         0.08                 0.08                 0.10
                                                               ==================   ==================   ==================


The accompanying notes are an integral part of these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Capital

                  Years Ended December 31, 2002, 2001 and 2000



                                                                          Limited partners                     Total
                                              General          ---------------------------------------        Partners'
                                              partner                Units                Amount               capital
                                         -------------------   ------------------    -----------------    ------------------

Balances, December 31, 1999           $       2,104,936          212,702,897      $   212,506,877           214,611,813

Net income                                      221,684           22,313,372           22,313,372            22,535,056
Sale of partnership units                       204,424           23,801,227           23,801,227            24,005,651
Partners' withdrawals                                --          (15,121,766)         (15,121,766)          (15,121,766)
Partners' distributions                        (196,199)          (7,077,365)          (7,077,365)           (7,273,564)
                                         -------------------   ------------------    -----------------    ------------------

Balances, December 31, 2000                   2,334,845          236,618,365          236,422,345           238,757,190

Net income                                      214,147           21,675,077           21,675,077            21,889,224
Sale of partnership units                       346,584           33,105,753           33,105,753            33,452,337
Partners' withdrawals                                --          (14,099,001)         (14,099,001)          (14,099,001)
Partners' distributions                        (217,709)          (7,495,327)          (7,495,327)           (7,713,036)
                                         -------------------   ------------------    -----------------    ------------------

Balances, December 31, 2001                   2,677,867          269,804,867      $   269,608,847           272,286,714

Net income                                      214,125           21,455,834           21,455,834            21,669,959
Sale of partnership units                        80,150            3,042,450            3,042,450             3,122,600
Partners' withdrawals                                --           (9,125,830)          (9,125,830)           (9,125,830)
Partners' distributions                        (216,296)          (7,386,173)          (7,386,173)           (7,602,469)
                                         -------------------   ------------------    -----------------    ------------------

Balances, December 31, 2002           $       2,755,846          277,791,148      $   277,595,128           280,350,974
                                         ===================   ==================    =================    ==================


The accompanying notes are an integral part of these financial statements.














                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001 and 2000

                                                                          2002                2001               2000
                                                                     ----------------   -----------------   ---------------
Cash flows from operating activities:
    Net income                                                    $    21,669,959          21,889,224        22,535,056
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Gain on sale of real estate properties                       (1,366,048)         (1,441,649)       (2,971,454)
          Provision for loan losses                                     1,584,000           1,039,645                --
          Recovery of losses on real estate properties
            held for sale, net                                           (313,577)                 --                --
          Depreciation and amortization                                   288,672             231,872           100,797
          Changes in operating assets and liabilities:
            Interest and other receivables                               (600,344)           (365,907)          135,322
            Accounts payable and accrued liabilities                       38,196             (26,811)         (325,024)
            Due from affiliate                                            (64,432)                 --                --
            Due to general partner                                       (315,242)            702,775          (182,492)
                                                                     ----------------   -----------------   ---------------
               Net cash provided by operating activities               20,921,184          22,029,149        19,292,205
                                                                     ----------------   -----------------   ---------------

Cash flows from investing activities:
    Purchases of loans secured by trust deeds                        (148,595,993)       (148,046,907)      (117,409,372)
    Principal collected on loans                                          781,258           1,293,665         1,124,071
    Loan payoffs                                                       91,937,090         150,359,545        86,831,041
    Sales of loans to third and related parties at face value                  --                  --         6,665,913
    Investment in real estate properties                              (12,217,682)         (8,108,796)         (384,513)
    Net proceeds from disposition of real estate properties             3,850,052           5,093,603         1,346,769
    Proceeds received from  real estate joint venture                  14,028,000                  --                --
    Investment in corporate joint venture                                      --                  --        (2,863,870)
    Repayment received from corporate joint venture                            --                  --           581,250
    Proceeds from sale of real estate in corporate
       joint venture                                                           --                  --         7,195,640
    Purchase of real estate in corporate joint venture                         --                  --        (3,337,888)
    Minority interest in corporate joint venture                           23,858               5,577           102,103
    Maturity of commercial paper, net                                          --                  --           200,000
    Maturities of certificates of deposit, net                                 --              50,000                --
                                                                     ----------------   -----------------   ---------------
               Net cash (used in) provided by investing activities   (50,193,417)             646,687       (19,948,856)
                                                                     ----------------   -----------------   ---------------

Cash flows from financing activities:
    Proceeds from sale of partnership units                             3,122,600          33,452,337        24,005,651
    Accrued distributions payable                                          (6,411)            (16,119)           64,483
    Advances on notes payable                                           1,270,282             896,612                --
    Advances on line of credit payable, net                             6,867,371                  --                --
    Partners' cash distributions                                       (7,602,469)         (7,713,036)       (7,273,564)
    Partners' capital withdrawals                                      (9,125,830)        (14,099,001)      (15,121,766)
                                                                     ----------------   -----------------   ---------------
               Net cash (used in) provided by financing activities     (5,474,457)         12,520,793         1,674,804
                                                                     ----------------   -----------------   ---------------

Net (decrease) increase in cash and cash equivalents                  (34,746,690)         35,196,629         1,018,153

Cash and cash equivalents at beginning of year                         41,431,108           6,234,479         5,216,326
                                                                     ----------------   -----------------   ---------------

Cash and cash equivalents at end of year                          $     6,684,418          41,431,108         6,234,479
                                                                     ================   =================   ===============
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for interest                                411,903             445,906           187,732

See notes 3 and 4 for supplemental disclosure of noncash investing and financing activities. The accompanying notes are an integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000



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

       OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 277,791,148, 269,804,867 and 236,618,365 as of December 31, 2002, 2001 and 2000,
       respectively.

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

              Certain reclassifications not affecting net income have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

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

              These Statements have not had a material impact on the Partnership's financial position or results of operations.

              SFAS 143

              In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and
              (or) normal operation of a long-lived asset. SFAS 143 is effective at the beginning January 1, 2003. The adoption of SFAS 143 will not, at this time, have a material impact on the Partnership's consolidated financial position or results of operations.

              SFAS 144

              In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposition of Long Lived Assets. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effect of Disposals on a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This Statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of business to be disposed of. The provisions of this Statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The adoption of SFAS 144 did not result in a material impact to the Partnership's consolidated financial position or results of operations.

              Interpretation No. 46

              In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable for the Partnership in the third quarter of fiscal year 2003, for interests acquired in variable interest entities prior to February 1, 2003. The Partnership does not expect the adoption of Interpretation No. 46 to have a material effect on its financial position or results of operations.

        (d)   Loans Secured by Trust Deeds

              Loans secured by trust deeds are recorded at cost. Interest income on loans is accrued by the simple interest method. The Partnership does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, when the loan is past maturity, or when monthly payments are delinquent greater than 90 days. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership's investment in the loan is fully recoverable.

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

              In limited instances, OFG advances certain payments on behalf of borrowers of Partnership loans, such as property taxes, insurance and mortgage interest pursuant to senior indebtedness. Such payments made on loans by OFG during 2002, 2001 and 2000 totaled approximately $67,000, $136,000 and $191,000, respectively. Of the amounts advanced, $51,000, $52,000 and $96,000 had been reimbursed to OFG by the borrowers as of December 31, 2002, 2001 and 2000, respectively. The loans on which OFG has made such advances are considered impaired and are evaluated with all other impaired loans for purposes of the loan loss allowance.

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

       (h)    Real Estate Held for Sale and Investment

              Real estate held for sale includes real estate acquired through foreclosure and an investment in a real estate joint venture and is carried at the lower of the recorded investment in the loan or the joint venture, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

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

              In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposition of Long-lived Assets, the Partnership periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. During the year ended December 31, 2002, the Partnership reduced the carrying value of a property located in Gresham, Oregon by approximately $70,000 to its fair market value and reversed a previously established reserve on a property located in Ione, California in the amount of $384,000. There were no required reductions to the carrying value of real estate held for sale or investment made for the years ended December 31, 2001 and 2000.

       (i)    Income Taxes

              No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.













(3)    Loans Secured by Trust Deeds

       Loans secured by trust deeds as of December 31, 2002 and 2001 are as follows:

                                                 2002              2001
                                            ---------------  ----------------

         Income-producing properties       $   228,210,411      180,506,295
         Construction                           12,670,310       14,773,984
         Unimproved land                        16,938,678       15,360,822
         Residential                             2,391,722        3,062,368
                                            ---------------  ----------------

                                           $   260,211,121      213,703,469
                                            ===============  ================

         First mortgages                   $   241,335,259      205,139,594
         Second mortgages                       18,875,862        8,563,875
                                            ---------------  ----------------

                                           $   260,211,121      213,703,469
                                            ===============  ================

       Scheduled maturities of loans secured by trust deeds as of December 31, 2002 and the interest rate sensitivity of such loans is as follows:

                                                                       Fixed              Variable              Total
                                                                     interest             interest
                                                                       rate                 rate
                                                                --------------------  -----------------   ------------------
                         Year ending December 31:
                        2002 (past maturity)                  $       47,129,257                    --          47,129,257
                        2003                                         109,661,651             3,559,117         113,220,768
                        2004                                          28,648,442            14,821,048          43,469,490
                        2005                                          36,828,382               328,413          37,156,795
                        2006                                                  --                    --                  --
                        2007                                           2,800,000               293,783           3,093,783
                        Thereafter (through 2018)                      1,284,394            14,856,634          16,141,028
                                                                --------------------  -----------------   ------------------

                                                              $      226,352,126            33,858,995         260,211,121
                                                                ====================  =================   ==================

       Variable rate loans use as indices the one- and five-year Treasury Constant Maturity Index (1.41% and 2.89%, respectively, as of December 31, 2002), the prime rate (4.25% as of December 31, 2002) or the weighted average cost of funds index for Eleventh District savings institutions (2.54% as of December 31, 2002) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 250-550 basis points depending upon market conditions at the time the loan is made.

       The scheduled maturities for 2002 include approximately $47,129,000 of loans which are past maturity as of December 31, 2002, of which $5,003,000 represents loans for which interest payments are delinquent over 90 days. During the years ended December 31, 2002 and 2001, the Partnership refinanced loans totaling $21,985,000 and $13,677,000, respectively, thereby extending the maturity dates of such loans.

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

       As of December 31, 2002, the Partnership participated in 14 separate loans with a total principal balance of $76,050,000 with an unrelated mortgage entity that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the unrelated entity. Pursuant to inter-creditor agreements between the Partnership and the unrelated entity on 11 of the loans with a total principal balance of $60,550,000, the Partnership is guaranteed its share of interest and principal prior to any other investors participated in such loans.

       The Partnership's investment in impaired loans that were delinquent in payments greater than 90 days was approximately $26,327,000 as of December 31, 2002. In addition, the Partnership's investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $42,126,000 as of December 31, 2002. The Partnership had an allowance for loan losses equal to $4,774,000 and $4,425,000 as of December 31, 2002 and 2001, respectively. Of the total impaired loans as of December 31, 2002, $13,876,000 has a specific related allowance for credit losses totaling approximately $1,974,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining impaired loans. Of the impaired loans, approximately $6,503,000 and $5,327,000 were in the process of foreclosure as of December 31, 2002 and 2001. Of the total past maturity loans as of December 31, 2002, $8,161,000 was paid off and $14,000,000 had the maturity date extended subsequent to year end.

       Changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                   2002                2001                2000
                                             ---------------    ------------------  -----------------

       Balance, beginning of year          $       4,425,000          4,000,000           4,000,000
       Provision                                   1,584,000          1,039,645                  --
       Charge-offs                                (1,235,000)          (614,645)                 --
                                             ---------------    ------------------  -----------------

       Balance, end of year                $       4,774,000          4,425,000           4,000,000
                                             ===============    ==================  =================


       The average recorded investment in impaired loans with an allowance established was $12,360,000 and $11,234,000 during the years ended December 31, 2002 and 2001, respectively. Interest income received on impaired loans during the years ended December 31, 2002, 2001 and 2000 totaled approximately $630,000, $461,000 and $559,000, respectively.

       As of December 31, 2002 and 2001, the Partnership's loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 43% ($112,218,000) and 54% ($115,358,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

       During the year ended December 31, 2000, the Partnership sold for cash full interests in five loans to third parties and to related parties in the amounts of $6,366,000 and $300,000, respectively. The sale of all the loans resulted in no gain or loss in the accompanying financial statements.

(4)    Real Estate Held for Sale

       Real estate held for sale includes the following components as of December 31, 2002 and 2001:

                                                                     2002                   2001
                                                          --------------------   --------------------

       Real estate held for sale                          $        10,722,133              3,778,675
       Investment in limited liability companies                    3,489,146              3,668,644
       Investment in limited partnership                                   --                176,743
       Investment in real estate joint venture                      1,330,353              6,510,899
                                                          --------------------   --------------------

                                                          $        15,541,632             14,134,961
                                                          ====================   ====================

       Real estate properties held for sale as of December 31, 2002 and 2001 consists of the following properties acquired through foreclosure in 1993 through 2002:

                                                                        2002               2001
                                                                   ---------------    ---------------

      Commercial lot/residential development, Vallejo,
          California                                            $            --            361,432

      Commercial lot, Sacramento, California, net of
          valuation allowance of $250,000 as of December 31,
          2002 and 2001                                                 299,828            299,828

      Manufactured home subdivision development, Ione,
          California, net of valuation allowance of $384,000
          as of December 31, 2001                                     1,572,785          1,699,931

      Undeveloped land, Reno, Nevada                                    364,948            219,553

      Commercial building, Sacramento, California                            --             30,000

      Commercial building, Gresham, Oregon                                   --            410,423

      Commercial building, Roseville, California                             --            757,508

      Hotel, Phoenix, Arizona                                         2,024,532                 --

      Undeveloped land, Gresham, Oregon                               1,624,048                 --

      Commercial building, Albany, Oregon                             1,800,000                 --

      Undeveloped land, San Jose, California                          3,025,992                 --

      Undeveloped land, Reno, Nevada                                     10,000                 --
                                                                   ---------------    ---------------

                                                                $    10,722,133          3,778,675
                                                                   ===============    ===============

       The acquisition of certain of these properties (including the property within the limited liability companies discussed below) resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of approximately $9,370,000, $3,369,000 and $685,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

       During the year ended December 31, 2002, the Partnership transferred the commercial building located in Roseville, California in the amount of $758,000 from real estate held for sale to real estate held for investment.

       During the year ended December 31, 2002, a commercial parcel located in Vallejo, California that was acquired by the Partnership through foreclosure in 1994 was sold for $1,095,000, resulting in a gain to the Partnership of approximately $734,000. In addition, a commercial building located in Sacramento, California that was acquired by the Partnership through foreclosure in 1998 was sold for $147,000, resulting in a gain to the Partnership of approximately $117,000.

       During the year ended December 31, 2002, the Partnership sold a commercial building located in Gresham, Oregon for proceeds in the amount of $340,000 resulting in no gain or loss. An allowance in the amount of $70,000 was previously established in 2002 on this property and, thus, the loss was reported net of the recovery of losses on real estate held for sale in the accompanying consolidated income statement for the year ended December 31, 2002.

       During the year ended December 31, 2002, 22 lots (11 including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $1,811,000, resulting in a gain to the Partnership of approximately $317,000. An allowance in the amount of $384,000 that was previously established on this property was reversed during the year ended December 31, 2002 as a result of management's evaluation of the property's fair market value based on recent sales. There are 61 lots remaining to be sold on this property as of December 31, 2002.

       During the year ended December 31, 2002, the Partnership foreclosed on a 1st mortgage loan secured by a commercial building located in Albany, Oregon in the amount of $1,800,000 and foreclosed on a 1st mortgage loan secured by commercial land located in Gresham, Oregon in the amount of $1,620,000 and obtained the properties via the trustee's sale.

       During the year ended December 31, 2002, the Partnership foreclosed on a first mortgage loan secured by a hotel located in Phoenix, Arizona in the amount of $2,925,000 (which had an allowance established in the amount of $1,235,000) and obtained the property via the trustee's sale. The Partnership paid $335,000 in delinquent property taxes at the time of foreclosure which were capitalized to the basis of the property. The Partnership transferred the net basis of the loan to real estate held for sale at the time of foreclosure.

       During the year ended December 31, 2002, the Partnership foreclosed on a first mortgage loan secured by undeveloped land located in San Jose, California in the amount of $3,025,000 and obtained the property via the trustee's sale.

       During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two other unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not been contributed into University Hills by the Partnership. During the year ended December 31, 2002, University Hills was dissolved. The Partnership intends to either sell the property or develop the property on its own. During the year ended December 31, 2002, approximately $41,000 of costs previously advanced to University Hills were written off by the Partnership. The Partnership's total net basis in the property is $365,000 as of December 31, 2002.

       In January 2003, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Santa Clara, California in the amount of $2,000,000 and obtained the property via the trustee's sale.

       During the year ended December 31, 2001, an industrial building located in Merced, California that was acquired by the Partnership through foreclosure in 1993 was sold for $1,000,000, resulting in a gain to the Partnership of approximately $478,000 (net of the allowance for real estate losses established on this property in the amount of $350,000).

       During the year ended December 31, 2001, a light industrial building located in Oakland, California that was acquired by the Partnership through foreclosure in 1997 was sold for cash of $1,328,000, resulting in a gain to the Partnership of approximately $875,000. A commercial building located in San Ramon, California that was acquired by the Partnership through foreclosure in 1999 was sold for cash of $1,390,000, resulting in a gain to the Partnership of approximately $151,000 during 2001. In addition, a house and improved lot located in Lake Don Pedro, California that were acquired by the Partnership through foreclosure in 1999 were sold for cash of $174,000, resulting in a loss to the Partnership of approximately $62,000 during 2001.

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

       Changes in the allowance for real estate losses for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                     2002                2001                2000
                                              ---------------    ------------------  -----------------

        Balance, beginning of year          $         634,000          1,136,000           1,336,000
        Provision                                          --                 --                  --
        Deductions                                   (384,000)          (502,000)           (200,000)
                                               ---------------    ------------------  -----------------

        Balance, end of year                $         250,000            634,000           1,136,000
                                               ===============    ==================  =================


(b)      Investment in Limited Liability Companies

              Oregon Leisure Homes, LLC

              During 2001, a new entity named Oregon Leisure Homes, LLC (OLH) was formed between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased a house located on the ocean in Lincoln City for renovation and ultimate sale. OLH will sell eleven interests in each condominium and seven interests in the ocean house. The Partnership is co-manager of OLH and is to receive 70% of the profits. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. During the year ended December 31, 2002, the Partnership advanced an additional $936,000 to OLH (for a total of $1,537,000) for continued development and marketing of the condominium units and house that are currently for sale. OLH sold three interests in the condominiums during the year ended December 31, 2002 for total cash proceeds of $74,000 and a note in the amount of $27,000. No gain or loss was recognized as a result of these sales. OLH sold six interests in the ocean house during the year ended December 31, 2002 for cash proceeds of $383,000 and three notes in the total amount of $296,000, and recognized gain in the amount of $198,000. The net loss to the Partnership (including gains on sales) was approximately $182,000 for the year ended December 31, 2002. The Partnership's investment in the OLH real property was approximately $1,558,000 as of December 31, 2002.

              Dation, LLC

              In July 2001, a mobile home park located in Lake Charles, Louisiana that secured a Partnership loan in the amount of $2,113,600 was transferred by the borrower to a new entity named Dation, LLC (Dation), which was formed between the Partnership and an unrelated developer. The Partnership is advancing funds to Dation to finish the remaining lots under the existing loan terms and may provide additional financing to Dation. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net loss to the Partnership was approximately $184,000 and $79,000 for the years ended December 31, 2002 and 2001, respectively. The Partnership also recognized $64,000 and $128,000 in interest income from its loan to Dation during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Partnership had advanced an additional $140,000 to Dation and had received repayments from sales of lots in the amount of $60,000, under the existing loan. The Partnership's total investment in Dation was approximately $1,931,000 as of December 31, 2002.

(c)      Investment in Real Estate Joint Venture

              The Partnership has a construction loan made on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits from the sale of each house after payment of a 10% loan fee is made to OFG. As of December 31, 2002, the Partnership has received all interest payments due on the loan but has not received any payments of residual profits. The Partnership advanced an additional $8,847,000 to the joint venture and received payment of advances in the amount of $14,028,000 during the year ended December 31, 2002. The Partnership's investment in the joint venture was approximately $1,330,000 and $6,511,000 as of December 31, 2002 and 2001,
              respectively.













(5)    Real Estate Held for Investment

       Real estate held for investment is comprised of a retail property located in Greeley, Colorado held within the corporate joint venture (see below), an office building and undeveloped land located in Monterey, California, a light industrial building located in Paso Robles, California, and a commercial building located in Roseville, California and is comprised of the following as of December 31, 2002 and 2001:

                                           2002                      2001
                                           ----                      ----
      Land                           $   5,198,125                  4,924,291
      Buildings                          9,123,717                  8,273,043
      Improvements                       2,321,153                  1,095,212
      Other                                185,215                    111,206
                                      -------------             --------------
                                        16,828,210                 14,403,752

      Less: Accumulated depreciation
      and amortization                    (627,761)                  (339,088)
                                      -------------              -------------
                                     $  16,200,449                 14,064,664
                                      =============              =============

       During the year ended December 31, 2002, the Partnership transferred the commercial building located in Roseville, California in the amount of $758,000 from real estate held for sale to real estate held for investment.

       Depreciation and amortization expense was $289,000 and $232,000 for the years ended December 31, 2002 and 2001, respectively.

       Investment in Corporate Joint Venture

       The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $291,000, $186,000, and $110,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The minority interest of the joint venture partner of approximately $132,000 and $108,000 as of December 31, 2002 and 2001, respectively, is reported in the accompanying consolidated balance sheet.

(6)    Note Payable

       The Partnership has a note payable with a bank through its investment in the limited liability company (see note 5), which is secured by the retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2003. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (4.0% at December 31, 2002). Interest expense for the years ended December 31, 2002, 2001 and 2000 was approximately $350,000, $429,000 and $235,000, respectively. The principal balance on the note as of December 31, 2002 and 2001 was approximately $8,190,000 and $6,920,000, respectively. The Company also has the option to draw an additional $710,000 on the note for capital expenditures, tenant improvements or leasing commissions. The note contains certain covenants, which the Company has complied with as of December 31, 2002.



(7)    Line of Credit Payable

       The Partnership finalized a line of credit agreement with a group of banks in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000 (pursuant to an amendment in August 2002). The balance outstanding on the line of credit was $6,867,000 and $0 as of December 31, 2002 and 2001, respectively. Borrowings under this line of credit bear interest at the bank's prime rate, which was 4.25% as of December 31, 2002. Interest expense was approximately $77,000 for the year ended December 31, 2002. The line of credit expires on July 31, 2003. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of December 31, 2002.

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

              Distributions of net income are made monthly to the partners in proportion to their weighted-average capital accounts as of the last day of the preceding calendar month. Accrued distributions payable represent amounts to be distributed to partners in January of the subsequent year based on their capital accounts as of December 31.

              The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $14,270,000, $14,533,000 and $12,689,000 for the years ended December 31, 2002,
              2001, and 2000, respectively. Reinvested distributions are not shown as partners' cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners' capital and cash flows.

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

       (b)    Carried Interest of General Partner

              OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its carried interest (formerly "promotional interest"), OFG has an interest equal to 1% of the limited partners' capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG's capital account as additional compensation. As of December 31, 2002, OFG had made cash capital contributions of $1,390,000 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

              The carried interest expense charged to the Partnership was $40,000, $173,000 and $102,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

 (9)   Contingency Reserves

       In accordance with the Partnership Agreement and to satisfy the Partnership's liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,390,000 as of December 31, 2002), up to a maximum of 1/2 of 1% of the limited partners' capital accounts will be available as an additional contingency reserve, if necessary.

       The contingency reserves required as of December 31, 2002 and 2001 were approximately $5,578,000 and $5,413,000, respectively. Cash and cash equivalents as of the same dates were accordingly maintained as reserves.

 (10)  Income Taxes

       The net difference between partners' capital per the Partnership's federal income tax return and these financial statements is comprised of the following components:

                                                                             2002                  2001
                                                                   -------------------   --------------------

            Partners' capital per financial statements                 $ 280,350,974           272,286,714
            Accrued interest income                                       (2,485,484)           (2,358,962)
            Allowance for loan losses                                      4,774,000             4,425,000
            Allowance for real estate held for sale/investment               625,468               834,000
            Accrued distributions                                            619,234               625,645
            Accrued fees due to general partner                              297,824               230,357
            Tax-deferred gains on sales of real estate                    (2,690,850)           (2,690,850)
            Other                                                            170,100               (24,541)
                                                                    -----------------      ----------------

            Partners' capital per federal income tax return            $ 281,661,266           273,327,363
                                                                    =================      ================






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

       OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $3,616,000, $3,438,000 and $3,914,000 for the years ended December 31,
       2002, 2001 and 2000, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $611,000, $572,000 and $531,000 for the years ended December 31, 2002,
       2001 and 2000, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2002 and 2001, the Partnership owed management and servicing fees to OFG in the amounts of $956,000 and $1,272,000, respectively.

       The maximum servicing fees were paid to OFG during the years ended December 31, 2002, 2001 and 2000. If the maximum management fees had been paid to OFG during the years ended December 31, 2002, 2001 and 2000, the management fees would have been $6,724,000 (increase of $3,108,000), $6,287,000 (increase of $2,849,000) and $5,845,000 (increase of
       $1,931,000), respectively, which would have reduced net income allocated to limited partners by approximately 14.3%, 13.0% and 8.7%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.07, $.07 and $.09, respectively. In determining the yield to the partners and hence the management fees, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. Large fluctuations in the management fees paid to the General Partner are normally a result of extraordinary items of income or expense within the Partnership (such as gains or losses from sales of real estate, large increases or decreases in delinquent loans, etc.). Thus, OFG expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and OFG may again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

       OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with an outside mortgage entity (see note 3), pursuant to the terms of the Partnership Agreement. Such charges are in addition to the normal monthly loan payments and totaled approximately $649,000, $1,297,000, and $1,118,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

       OFG originates all loans the Partnership invests in and receives a loan origination fee from borrowers, with the exception of those loans participated with an outside mortgage entity (see note 3). Such fees earned by OFG amounted to approximately $5,815,000, $6,990,000 and $7,936,000 on loans originated of $138,278,000, $166,264,000 and
       $117,409,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Such fees as a percentage of loans purchased by the Partnership were 4.2%, 4.2% and 6.8% for the years ended December 31, 2002, 2001 and 2000, respectively. In the year ended December 31, 2000, two loans in the total amount of $45,419,000 had loan origination fees totaling $4,542,000.

       During 2002, property securing a Partnership loan in the amount of $13,389,000 was sold by the borrower which resulted in the Partnership receiving a partial repayment in the amount of $10,189,000 through the close of escrow. The remaining principal balance of $3,200,000 was then transferred to a new loan, secured by the same property, with the buyer as the new borrower. The Partnership is participating in the new loan with the General Partner and with the former borrower. They each have interests in the loan in the amount of $1,427,000 ($6,054,000 total loan amount). Although the terms of the new loan include interest at the rate of 3% per annum, which is deferred until maturity (one year), per the terms of an agreement between the three lenders in the new loan, the General Partner and former borrower are paying 11.5% interest per month to the Partnership on its $3,200,000 portion of the loan until it is repaid in full in exchange for its portion of the 3% deferred interest. The total amount of interest paid by the General Partner to the Partnership was $167,000 during the year ended December 31, 2002.

       During the year ended December 31, 2000, OFG purchased two delinquent loans from the Partnership at face value in the total amount of $1,178,000 for a note with interest at 9% per annum. The notes were repaid in full during 2000. The Partnership earned interest income of approximately $56,000 during the year ended December 31, 2000 from OFG and affiliates under loans secured by trust deeds.

 (12)  Net Income per Limited Partner Unit

       Net income per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were 274,891,723, 256,208,924 and 225,427,296 for the years ended December 31, 2002, 2001 and 2000, respectively.

 (13)  Rental Income

       The Partnership's real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to twenty eight years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2002, and thereafter are as follows:

             Year ending December 31:
             2003                               $  1,595,348
             2004                                  1,308,573
             2005                                    985,422
             2006                                    677,151
             2007                                    345,604
             Thereafter (through 2026)             4,117,040
                                             ---------------

                                                $  9,029,138
                                             ===============

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

       (b)    Loans Secured by Trust Deeds

              The carrying value of these instruments of $260,211,000 approximates the fair value as of December 31, 2002. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $4,774,000 as of December 31, 2002 is also considered in evaluating the fair value of loans secured by trust deeds.

        (c)   Note Payable and Line of Credit Payable

              The carrying value of the Partnership's note payable in the amount of $8,190,000 and line of credit payable in the amount of $6,867,000 approximates the fair value as of December 31, 2002. The fair value is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

(15)   Selected Quarterly Financial Data (Unaudited)

                                         First         Second         Third         Fourth
                                        Quarter        Quarter       Quarter        Quarter          Year
                                      -------------  ------------  ------------   -----------   -------------
        Revenues:
        2002                        $    7,947,735 $   7,170,656 $   7,975,467  $  7,984,437  $   31,078,295
        2001                             7,768,681     7,037,933     7,562,520     7,110,431      29,479,565

        Expenses:
        2002                             2,155,095     1,900,068     2,734,869     2,618,304       9,408,336
        2001                             1,296,163     1,868,839     2,120,416     2,304,923       7,590,341

        Net Income Allocated to
        General Partner
        2002                                57,306        52,111        51,848        52,860         214,125
        2001                                63,558        50,588        52,570        47,431         214,147

        Net Income Allocated to
        Limited Partners
        2002                             5,735,334     5,218,477     5,188,750     5,313,273      21,455,834
        2001                             6,408,960     5,118,506     5,389,534     4,758,077      21,675,077

        Net Income Allocated to
        Limited Partners per
        Weighted Average Limited
        Partnership Unit
        2002                                  0.02          0.02          0.02          0.02            0.08
        2001                                  0.03          0.02          0.02          0.02            0.08


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None during 2002.


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

         The General Partner had a net worth of approximately $34,000,000 on December 31, 2002. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

         o William C. Owens - Mr. Owens, age 52, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

         o Bryan H. Draper - Mr. Draper, age 45, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the board of directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

         o William E. Dutra - Mr. Dutra, age 40, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

         o Andrew J. Navone - Mr. Navone, age 46, is a Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

         o Melina A. Platt - Ms. Platt, age 36, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

         For these and certain other services the General Partner is entitled to receive a management fee of up to 2-3/4% per annum of the unpaid balance of the Partnership's mortgage loans. The management fee is payable on all loans, including nonperforming or delinquent loans. The General Partner believes that a fee payable on delinquent loans is justified because of the expense involved in the administration of such loans. See "Compensation to the General Partner--Management Fees," at page 6.

Item 11.  Executive Compensation

         The Partnership does not pay any compensation to any persons other than the General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, SAR's, securities, or any other direct or indirect form of compensation other than the management and service fees and carried interest permitted under the Partnership Agreement.

         The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2002. Such fees were established by the General Partner and were not determined by arms-length negotiation.

                                                         Year Ended
                                                      December 31, 2002

                                                                   Maximum
Form of Compensation                              Actual          Allowable

Paid by the Partnership:
Management Fees*.....................         $   3,616,000       $   6,724,000
Servicing Fees.......................               611,000             611,000
Carried Interest.....................                40,000              40,000
                                             --------------       -------------
Subtotal                                     $    4,267,000       $   7,375,000
                                             --------------       -------------

Paid by Borrowers:
Loan Origination Fees................        $   5,815,000        $   5,815,000
Late Payment Charges.................              649,000              649,000
                                             -------------        -------------
Subtotal                                     $   6,464,000        $   6,464,000
                                             -------------        -------------

Grand Total                                  $  10,731,000        $  13,839,000
                                             =============        =============

Reimbursement by the Partnership of
Other Expenses                               $     217,000        $     217,000
                                             =============        =============


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,505,000 units (1.2%) of the Partnership as of December 31, 2002. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens, and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.


Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

Management Fee

         The General Partner is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership's mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The amount of management fees to the General Partner for the year ended December 31, 2002 was approximately $3,616,000.



Servicing Fee

         All of the Partnership's loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2002 was approximately $611,000.

Carried Interest

         The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners' capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners' aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners' capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner's capital account as additional compensation. As of December 31, 2002, the General Partner had made total cash capital contributions of $1,390,000 to the Partnership. During 2002, the Partnership incurred carried interest expense of $40,000.

Reimbursement of Other Expenses

         The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement). During 2002, the Partnership reimbursed the General Partner for expenses in the amount of $217,000.

Compensation from Others

         In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Loan Origination Fees

         Loan origination fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2002, the General Partner earned investment evaluation fees on Partnership loans in the amount of $5,815,000.

Late Payment Charges

         All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner. During 2002, the General Partner received late payment charges from borrowers in the amount of $649,000.










                                     Part IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

                                                                   Form 10-K Pg.
(a)(1) List of Financial Statements:

Report of Independent Certified Public Accountants                    p. 34

Consolidated Balance Sheets - December 31, 2002 and
  2001                                                                p. 35

Consolidated Statements of Income for the years ended
  December 31, 2002, 2001 and 2000                                    p. 36

Consolidated Statements of Partners' Capital for the
  years ended December 31, 2002, 2001 and 2000                        p. 37

Consolidated Statements of Cash Flows for the years
  ended December 31, 2002, 2001 and 2000                              p. 38

Notes to Consolidated Financial Statements                            pp. 39-54

(2)  Schedule II- Valuation and Qualifying Accounts                   p. 60

(3)  Schedule IV- Mortgage Loans on Real Estate                       pp. 61-62

(4) Exhibits:

         3. Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 1 to the Form S-11 Registration Statement No. 333-69272 filed April 18, 2002 and declared effective on April 26, 2002.

         10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 1 to the Form S-11 Registration Statement No. 333-69272 filed April 18, 2002 and declared effective on April 26, 2002.

(c)      Exhibits:

         3. Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 1 to the Form S-11 Registration Statement No. 333-69272 filed April 18, 2002 and declared effective on April 26, 2002.

         10(a). Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 1 to the Form S-11 Registration Statement No. 333-69272 filed April 18, 2002 and declared effective on April 26, 2002.

(d)      Schedules:

         Schedule II - Valuation and Qualifying Accounts

         Schedule IV - Mortgage Loans on Real Estate




                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS

                      PROVISION FOR LOAN LOSSES ROLLFORWARD


         Balance at January 1, 2000                           $    4,000,000
           Provision                                                      --
           Charge-offs                                                    --
                                                              --------------
         Balance at December 31, 2000                              4,000,000
           Provision                                               1,039,645
           Charge-offs                                              (614,645)
                                                              --------------
         Balance at December 31, 2001                              4,425,000
           Provision                                               1,584,000
           Charge-offs                                            (1,235,000)
                                                              --------------
         Balance at December 31, 2002                         $    4,774,000
                                                              ==============



                 PROVISION FOR LOSSES ON REAL ESTATE ROLLFORWARD


         Balance at January 1, 2000                           $    1,336,000
           Charges to costs and expenses                                  --
           Deductions                                               (200,000)
                                                              --------------
         Balance at December 31, 2000                              1,136,000
           Charges to costs and expenses                                  --
           Deductions                                               (502,000)
                                                              --------------
         Balance at December 31, 2001                                634,000
           Charges to costs and expenses                                  --
           Deductions                                               (384,000)
                                                              --------------
         Balance at December 31, 2002                         $      250,000
                                                              ==============



                                   SCHEDULE IV
                         OWENS MORTGAGE INVESTMENT FUND
               MORTGAGE LOANS ON REAL ESTATE -- DECEMBER 31, 2002


                                                                                        Principal Amount    Principal Amount
                                                                                        of Loans Subject    of Loans Subject
                                                Final                 Carrying Amount     to Delinquent       to Delinquent
  Description               Interest Rate     Maturity date             of Mortgages        Principal           Payments

TYPE OF LOAN
Income Producing..........    4.25-15.00%  Current to Sept. 2018        $228,210,411      $ 43,372,535       $ 24,726,789
Construction..............   10.00-12.00%  Oct. 2003 to Oct. 2005         12,670,310                --                 --
Land  ....................   11.50-15.00%  Current to Dec. 2003           16,938,678         2,200,000          1,600,000
Residential...............   11.00-12.00%  Current to Mar. 2005            2,391,722         1,556,722                 --
                                                                        ------------      ------------       ------------
           TOTAL                                                        $260,211,121      $ 47,129,257       $ 26,326,789
                                                                        ============      ============       ============



AMOUNT OF LOAN
$0-250,000................    8.50-14.50%  Current to Sept. 2014        $  1,927,167      $    556,999      $         --
$250,001-500,000..........   10.00-12.50%  Current to Sept. 2018           3,870,249           721,870           353,370
$500,001-1,000,000........    4.25-14.00%  Apr. 2003 to Jan. 2014          7,037,031                --                --
Over $1,000,000...........    8.50-15.00%  Current to May, 2015          247,376,674        45,850,388        25,973,419
                                                                        ------------      ------------      ------------
           TOTAL                                                        $260,211,121      $ 47,129,257      $ 26,326,789
                                                                        ============      ============      ============


POSITION OF LOAN
First ....................    8.50-15.00%  Current to Sept. 2018        $241,335,259      $ 38,620,757      $ 25,226,789
Second ...................    4.25-15.00%  Current to Aug. 2010           18,875,862         8,508,500         1,100,000
                                                                        ------------      ------------      ------------
           TOTAL                                                        $260,211,121      $ 47,129,257      $ 26,326,789
                                                                        ============      ============      ============

---------------
NOTE 1: All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.

NOTE 2:

Balance at beginning of period (1/1/00)............................$200,356,517
      Additions during period:
      New mortgage loans............................................117,409,372
      Loan carried back on sale of real estate..........................813,600
                                                                 --------------
      Subtotal......................................................318,579,489
      Deductions during period:
      Collection of principal........................................87,955,112
      Sales of loans secured by trust deeds at face value.............6,665,913
      Foreclosures......................................................685,000
                                                                 --------------
      Balance at end of period (12/31/00)..........................$223,273,464
                                                                 ==============

Balance at beginning of period (1/1/01)............................$223,273,464
      Additions during period:
      New mortgage loans............................................148,046,907
                                                                 --------------
      Subtotal......................................................371,320,371
      Deductions during period:
      Collection of principal.......................................151,653,210
      Charge-off of loans against allowance for loan losses.............614,645
      Loan transferred to investment in real estate joint venture
        (balance as of 1/1/01)........................................1,980,447
      Foreclosures....................................................3,368,600
                                                                 --------------
      Balance at end of period (12/31/01)..........................$213,703,469
                                                                 ==============

Balance at beginning of period (1/1/02)............................$213,703,469
      Additions during period:
      New mortgage loans............................................148,595,993
                                                                 --------------
      Subtotal......................................................362,299,462
      Deductions during period:
      Collection of principal........................................92,718,348
      Foreclosures....................................................9,369,993
                                                                 --------------
      Balance at end of period (12/31/02)..........................$260,211,121
                                                                 ==============

During the years ended December 31, 2002, 2001 and 2000, the Partnership refinanced loans totaling $21,985,000, $13,677,000 and $25,126,000, respectively, thereby extending the maturity date.

During the year ended December 31, 2000, the Partnership sold two delinquent loans at book value to the General Partner for notes receivable in the total amount of $1,178,000. The General Partner subsequently foreclosed on the loans. The notes were repaid by the General Partner in September 2000.
--------------
NOTE 3: Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2002. There are no other loans that exceed 3% of the total loans as of December 31, 2002:

                                                                                                        Principal
                                                                                                         Amount of
                                                                                                       Loans Subject
                                        Final                                 Face         Carrying    to Delinquent
                           Interest   Maturity   Periodic Payment   Prior   Amount of      Amount of    Principal or
       Description           Rate       Date        Terms           Liens   Mortgages      Mortgages      Interest
       -----------          --------  --------   ---------------    -----   ---------      ---------    ------------

Assisted Living Facility    10.9%      8/12/03    Interest only,     None    $ 7,800,000  $ 7,800,000   $        0
Fresno, CA.............                           balance due at
                                                  maturity


Hotel and Casino            12.50%     3/14/03    Interest only,     None    $20,000,000  $10,000,000  $         0
Las Vegas, NV..........                           balance due at
                                                  maturity


Office and Retail           12.00%     2/01/13    Principal and      None    $13,240,000  $11,222,206  $11,222,206
Buildings  in Seattle,                            interest due
WA, Renton, WA, Nampa,                            monthly
ID, Reno, NV, Olympia,
WA, Gig Harbor, WA,
Richland, WA & Idaho
Falls, ID

Hotel and Casino            12.00%     5/30/03    Interest only,     None    $48,000,000  $13,500,000  $         0
Las Vegas, NV..........                           balance due at
                                                  maturity


8 Cemeteries and            14.00%     11/6/02    Interest only,     None    $39,400,000 $14,000,000   $14,000,000
Mortuaries                                        balance due at                                       (Delinquent
Islands of Hawaii, Oahu,                          maturity                                              Principal)
and Maui...............

---------------
NOTE 4: All amounts reported in this Schedule IV represent the aggregate cost for Federal income tax purposes.

NOTE 5: There is a loan loss allowance in the amount of $621,000 as of December 31, 2002 on the loan with a carrying amount of $11,222,206 under Note 3 above.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   March 14, 2003        OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   March 14, 2003        By: /s/ William C. Owens
                                   -------------------
                                   William C. Owens, President


Dated:   March 14, 2003        By: /s/ Bryan H. Draper
                                   -------------------
                                   Bryan H. Draper, Chief Financial Officer


Dated:   March 14, 2003        By: /s/ Melina A. Platt
                                   -------------------
                                   Melina A. Platt, Controller

                      CHIEF EXECUTIVE OFFICER CERTIFICATION


I, William C. Owens, President and Chief Executive Officer of Owens Financial Group, Inc., General Partner, certify that:

1. I have reviewed this annual report on Form 10-K of Owens Mortgage Investment Fund, a California Limited Partnership (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 14, 2003

/s/ William C. Owens
William C. Owens
President and Chief Executive Officer
Owens Financial Group, Inc., General Partner

                      CHIEF FINANCIAL OFFICER CERTIFICATION


I, Bryan H. Draper, Chief Financial Officer of Owens Financial Group, Inc., General Partner, certify that:

1. I have reviewed this annual report on Form 10-K of Owens Mortgage Investment Fund, a California Limited Partnership (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 14, 2003

/s/ Bryan H. Draper
Bryan H. Draper
Chief Financial Officer
Owens Financial Group, Inc., General Partner