Form 10-Q
period 2003-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 2003-05-14
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM l0-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                           Consolidated Balance Sheets

                      March 31, 2003 and December 31, 2002


                                                                            (UNAUDITED)
                                                                             March 31             December 31
                                                                               2003                  2002
                                                                               ----                  ----

                                     ASSETS

Cash and cash equivalents                                               $    19,959,638         $    6,684,418
Loans secured by trust deeds, net of allowance for
  losses of $4,721,000 in 2003 and $4,774,000 in 2002                       238,323,714            255,437,121
Interest and other receivables                                                2,906,027              3,176,786
Due from affiliate                                                              192,647                192,647
Real estate held for sale, net of allowance for losses
  of $834,532 in 2003 and $250,000 in 2002                                   15,717,022             15,541,632
Real estate held for investment, net of accumulated depreciation
  and amortization of $579,000 in 2003 and $628,000 in 2002                  14,899,322             16,200,449
                                                                          -------------          -------------
                                                                           $291,998,370           $297,233,053
                                                                          =============          =============


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accrued distributions payable                                           $       600,022         $      619,234
Due to general partner                                                          693,129                956,800
Accounts payable and accrued liabilities                                         79,143                117,025
Note payable                                                                  8,247,641              8,190,111
Line of credit payable                                                                    --         6,867,371
                                                                        --------------------    --------------

     Total Liabilities                                                        9,619,935             16,750,541
                                                                         --------------          -------------

Minority interest                                                               109,058                131,538
                                                                         --------------        ---------------

PARTNERS' CAPITAL (units subject to redemption):
General partner                                                               2,783,532              2,755,846
Limited partners                                                            279,485,845            277,595,128
                                                                            -----------            -----------
     Total partners' capital                                                282,269,377            280,350,974
                                                                            -----------            -----------
                                                                           $291,998,370           $297,233,053
                                                                            ===========            ===========
The accompanying notes are an integral part of these financial statements


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                        Consolidated Statements of Income

         For the Three Months Ended March 31, 2003 and 2002 (Unaudited)

                                                                                      For the Three Months Ended
                                                                                      --------------------------
                                                                                    March 31              March 31
                                                                                      2003                  2002
                                                                                      ----                  ----
REVENUES:
     Interest income on loans secured by trust deeds                              $   7,156,399         $   6,293,549
     Gain on sale of real estate, net                                                   989,627               733,698
     Rental and other income from real estate properties                                776,321               784,109
     Other income                                                                        47,247               136,379
                                                                                    -----------           -----------
       Total revenues                                                                 8,969,594             7,947,735
                                                                                    -----------           -----------

EXPENSES:
     Management fees to general partner                                                 973,446               762,403
     Servicing fees to general partner                                                  152,991               139,982
     Carried interest to general partner                                                 10,928                12,563
     Administrative                                                                      11,100                 9,900
     Legal and accounting                                                                47,929                82,636
     Rental and other expenses on real estate properties                                919,428               621,229
     Interest expense                                                                    86,355                94,294
     Minority interest                                                                  (22,480)              (13,556)
     Provision for loan losses                                                          300,370               420,000
     Provision for losses on real estate held for sale                                  584,532                    --
     Other                                                                                8,000                25,644
                                                                                    -----------           -----------
       Total expenses                                                                 3,072,599             2,155,095
                                                                                    -----------           -----------

       Net income                                                                 $   5,896,995         $   5,792,640
                                                                                    ===========           ===========

       Net income allocated to general partner                                    $      58,402         $      57,306
                                                                                    ===========           ===========

Net income allocated to limited partners                                          $   5,838,593         $   5,735,334
                                                                                    ===========           ===========

Net income allocated to limited partners
    per weighted average limited partnership unit
(279,052,000 and 272,241,000 average units)                                            $ .02                  $.02
                                                                                         ===                   ===


The accompanying notes are an integral part of these financial statements.


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2003 and 2002
                                   (UNAUDITED)
                                                                              March 31                March 31
                                                                                2003                    2002
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                            $   5,896,995          $    5,792,640
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Gain on sale of real estate properties                                     (989,627)               (733,698)
     Provision for loan losses                                                   300,370                 420,000
     Provision for losses on real estate held for sale                           584,532                      --
     Depreciation and amortization                                                76,810                  67,013
     Changes in operating assets and liabilities:
       Interest and other receivables                                            270,759                (121,667)
       Due from affiliate                                                             --                 (64,432)
       Accounts payable and accrued liabilities                                  (37,882)                  1,335
       Due to general partner                                                   (263,671)               (582,280)
                                                                            ------------            ------------
          Net cash provided by operating activities                            5,838,286               4,778,911
                                                                            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of loans secured by trust deeds                               (11,757,053)            (31,977,325)
     Principal collected on loans                                                114,084                 312,438
     Loan payoffs                                                             26,456,006              22,531,305
     Investment in real estate properties                                     (1,495,217)             (2,039,333)
     Net proceeds from disposition of real estate properties                   2,949,239               1,154,799
     Proceeds received from real estate joint venture                          2,000,000                      --
     Minority interest in limited liability companies                            (22,480)                (13,556)
                                                                            ------------            -------------
         Net cash provided by (used in) investing activities                  18,244,579             (10,031,672)
                                                                            ------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of partnership units                                     758,471               1,865,241
     Accrued distributions payable                                               (19,212)                  5,450
     Advances on note payable                                                     57,530                 252,371
     Repayments on line of credit                                             (6,867,371)                     --
     Partners' cash distributions                                             (1,825,603)             (1,899,767)
     Partners' capital withdrawals                                            (2,911,460)             (2,318,984)
                                                                            ------------           -------------
         Net cash used in financing activities                               (10,807,645)             (2,095,689)
                                                                            ------------          --------------

Net increase (decrease) in cash and cash equivalents                          13,275,220              (7,348,450)

Cash and cash equivalents at beginning of period                               6,684,418              41,431,108
                                                                            ------------           -------------

Cash and cash equivalents at end of period                              $     19,959,638        $     34,082,658
                                                                            ============           =============

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for interest                                     86,096                  92,982

See notes 2, 3 and 8 for supplemental disclosure of non-cash investing activities. The accompanying notes are an integral part of these financial statements.

                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                 March 31, 2003


    (1)  Summary of Significant Accounting Policies

         In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

         Basis of Presentation

         The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

    (2)  Loans Secured by Trust Deeds and Allowance for Loan Losses

         The Partnership's investment in impaired loans that were delinquent in payments greater than ninety days was approximately $19,761,000 and $26,327,000 as of March 31, 2003 and December 31, 2002, respectively. The Partnership's investment in delinquent loans consisted of 6 and 11 loans as of March 31, 2003 and December 31, 2002, respectively. In addition, the Partnership's investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $51,024,000 and $42,126,000 as of March 31, 2003 and
         December 31, 2002, respectively. As of March 31, 2003, $14,422,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,921,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

         During the three months ended March 31, 2003 and 2002, the Partnership refinanced loans totaling $0 and $4,574,000, respectively.

         In April 2003, the Partnership foreclosed on a first mortgage loan secured by a retail/commercial building located in Norfolk, Virginia in the amount of $2,300,000 and obtained the property via the trustee's sale. This property was transferred to real estate held for sale net of a $1,000,000 specific allowance previously established. The Partnership sold the property for $1,300,000 in May 2003.










                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                 March 31, 2003


    (2)  Loans Secured by Trust Deeds and Allowance for Loan Losses, Continued

         Changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002 were as follows:

                                                                 2003                2002
                                                                 ----                ----
              Balance, beginning of period                    $ 4,774,000         $ 4,425,000
                  Provision                                       300,370             420,000
                  Charge-off                                     (353,370)                 --
                  Charge-off to real estate held for sale              --          (1,235,000)
                                                                ---------           ---------
              Balance, end of period                          $ 4,721,000         $ 3,610,000
                                                                =========           =========

         The General Partner believes that the allowance for estimated loan losses is appropriate as of March 31, 2003. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.
(3)   Real Estate Held for Sale

         Real estate held for sale includes the following components as of March 31, 2003:

                  Real estate held for sale                      $    12,384,816
                  Investment in limited liability companies            2,997,225
                  Investment in real estate joint venture                334,981
                                                                    ------------
                                                                   $  15,717,022

         During the quarter ended March 31, 2003, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Santa Clara, California in the amount of $2,000,000 and obtained the property via the trustee's sale.

         During the quarter ended March 31, 2003, five lots (four including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $598,000, resulting in a gain to the Partnership of approximately $118,000.

         During the quarter ended March 31, 2003, the Partnership recorded an additional allowance for losses in the amount of $175,000 on the hotel property located in Phoenix, Arizona based on a pending sales contract on the property.


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                 March 31, 2003
(3)   Real Estate Held for Sale, Continued

         Investment in Limited Liability Companies

         Oregon Leisure Homes, LLC

         Oregon Leisure Homes, LLC (OLH) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased a house located on the ocean in Lincoln City for renovation and ultimate sale and holds a lease option for another house on the ocean that is in the process of being renovated for ultimate sale.

         The Partnership is co-manager of OLH and is to receive 70% of the profits. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership.

         During the quarter ended March 31, 2003, the Partnership advanced an additional $153,000 to OLH (for a total of $1,690,000) for continued development and marketing of the condominium units and houses that are for sale. OLH sold the remaining interest in the ocean house during the quarter ended March 31, 2003 for proceeds of $117,000 and recognized gain in the amount of $38,000. As a result of an analysis performed based on projected sales proceeds, OLH recorded an allowance for losses in the amount of $410,000 on the condominium units during the quarter ended March 31, 2003 The net loss to the Partnership (including gains on sales) was approximately $485,000 for the quarter ended March 31, 2003. The Partnership's investment in OLH real property was approximately $1,095,000 as of March 31, 2003.

         Dation, LLC

         Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and as additional capital contributions The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net operating loss to the Partnership was approximately $56,000 during the quarter ended March 31, 2003. The Partnership's total investment in Dation was approximately $1,903,000 as of March 31, 2003.

         Investment in Real Estate Joint Venture

         The Partnership has a construction loan made on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits from the sale of each house after payment of a 10% loan fee is made to the General Partner of the Partnership, Owens Financial Group, Inc. (OFG) As of March 31, 2003, the Partnership has received approximately $282,000 in payments of residual profits. The Partnership advanced an additional $1,005,000 to the joint venture and received payment of advances in the amount of $2,000,000 during the quarter ended March 31, 2003. The Partnership's investment in the joint venture was approximately $335,000 as of March 31, 2003.


                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

(4)   Real Estate Held for Investment

         During the quarter ended March 31, 2003, an office building located in Monterey, California that was acquired by the Partnership through foreclosure in 1995 was sold for $2,250,000, resulting in a gain to the Partnership of approximately $834,000. The Partnership continues to own the adjacent subdivided land.

         720 University, LLC

         The Partnership has an investment in a limited liabilty company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $80,000 during the quarter ended March 31, 2003. The minority interest of the joint venture partner of approximately $109,000 as of March 31, 2003 is reported in the accompanying consolidated balance sheet.

    (5)  Transactions with Affiliates

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

         OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $973,000 and $762,000 for the three months ended March 31, 2003 and 2002, respectively. Service fee payments to OFG approximated $153,000 and $140,000 for the three months ended March 31, 2003 and 2002, respectively.

         The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2003 and 2002. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2003 and 2002, the management fees would have been $1,683,000 (increase of $710,000) and $1,540,000 (increase of $780,000), respectively, which would have reduced net income allocated to limited partners by approximately 12.03% and 13.40%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02 and $.02, respectively




                         OWENS MORTGAGE INVESTMENT FUND,
                        a California Limited Partnership

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

    (5)  Transactions with Affiliates, Continued

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

    (6)  Note Payable

         The Partnership has a note payable with a bank through its investment in 720 University, which is secured by a retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2003. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (4.0% at March 31, 2003). Interest expense for the quarter ended March 31, 2003 and 2002 was approximately $84,000 and $94,000, respectively. The principal balance on the note as of March 31, 2003 and December 31, 2002 was approximately $8,248,000 and $8,190,000, respectively. The Company drew an additional $58,000 on the note during the quarter ended March 31, 2003. The note contains certain covenants, which the Company has complied with as of March 31, 2003.

    (7)  Line of Credit Payable

         The Partnership finalized a line of credit agreement with a group of banks in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000 (pursuant to an amendment in August 2002). There was a balance of $6,867,000 outstanding on the line of credit as of December 31, 2002. There was no balance outstanding as of March 31, 2003. Interest expense for the quarter ended March 31, 2003 was approximately $2,000. Borrowings under the line of credit bear interest at the bank's prime rate, which was 4.25% as of March 31, 2003. The line of credit expires on July 31, 2003, but is expected to be renewed under the same terms and conditions. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of March 31, 2003.

    (8)  Supplemental Disclosure of Non-Cash Operating and Investing Activities

           Loans foreclosed and transferred to real estate held for sale      $  2,000,000

           Loans charged off against allowance for losses                          353,370


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

Results of Operations

Three Months Ended March 31, 2003 Compared to 2002

The net income increase of $104,000 (1.8%) for 2003 compared to 2002 was due to:

o an increase in interest income on loans secured by trust deeds of $863,000;

o     an increase in gain on sale of real estate of $256,000;

o     a decrease in legal and accounting expenses of $35,000; and

o     a decrease in provision for loan losses of $120,000.

The net income increase in 2003 as compared to 2002 was offset by:

o     a decrease in other income of $89,000;

o     an increase in management fees to general partner of $211,000;

o     an increase in rental and other expenses on real estate of $298,000; and

o an increase in provision for losses on real estate held for sale of $585,000.

         Interest income on loans secured by trust deeds increased $863,000 (13.7%) for the quarter ended March 31, 2003, as compared to the same period in 2002. This increase was a result of a 9.3% growth in the total loan portfolio during the quarter ended March 31, 2003 as compared to 2002 and an increase in collections on delinquent loans during the quarter ended March 31, 2003. The increase in the loan portfolio was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.9% for the quarter ended March 31, 2002 to 11.6% for the quarter ended March 31, 2003. See "Financial Condition - Loan Portfolio" below.

         Gain on sale of real estate increased by $256,000 (34.9%) for the quarter ended March 31, 2003, as compared to the same period in 2002 primarily due to the sale of the office building located in Monterey, California during the quarter ended March 31, 2003, which resulted in a net gain of $834,000. In addition, six other properties were sold during the quarter for a total gain of $156,000. Only one property was sold during the quarter ended March 31, 2002, which resulted in a gain of $734,000.

         The decrease in legal and accounting expenses of $35,000 (42%) was due to professional fees incurred in the first quarter of 2002 as a result of a new S-11 filing with the Securities and Exchange Commission in January 2002 and the S-11 Post-Effective Amendment filing in April 2002. There was no new S-11 filing completed during the quarter ended March 31, 2003.

         The decrease in the provision for loan losses of $120,000 (28.5%) was due to a $420,000 increase in the general loan loss reserve during the quarter ended March 31, 2002. A specific reserve in the amount of $300,000 was created on one loan during the quarter ended March 31, 2003. See "Financial Condition - Loan Portfolio" below.

         Interest income on investments (other income) decreased by $89,000 (65.4%) for the quarter ended March 31, 2003, as compared to the same period in 2002 due to a decrease of approximately $28,900,000 in the average amount of cash and equivalents held by the Partnership during the quarter ended March 31, 2003 as compared to 2002.

         Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $211,000 (27.7%) during the quarter ended March 31, 2003 as compared to 2002 was primarily a result of an increase in interest income collected on delinquent loans during the quarter and the growth in the loan portfolio of approximately 9.3%.

         The maximum management fee permitted under the Partnership Agreement is 2 3/4% per year of the average unpaid balance of mortgage loans. For the years 2000, 2001 and 2002 and the quarter ended March 31, 2003 (annualized), the management fees were 1.85%, 1.48%, 1.46% and 1.59% of the average unpaid balance of mortgage loans, respectively.

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

         If the maximum management fees had been paid to the General Partner during the quarter ended March 31, 2003, the management fees would have been $1,683,000 (increase of $710,000), which would have reduced net income allocated to limited partners by approximately 12.03%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

         The increase in rental and other expenses on real estate properties of $298,000 (48%) was primarily the result of an increase in rental and other expenses from the Partnership's investments in OLH and Dation of approximately $90,000 during the quarter ended March 31, 2003, as compared to 2002, and expenses incurred of approximately $203,000 on three non-operating properties that were obtained via foreclosure during late 2002 and early 2003. See further discussion under "Real Estate Properties Held for Sale and Investment" below.

         The increase in the provision for losses on real estate held for sale of $585,000 (100%) was due to the creation of reserves on two properties in the total amount of $585,000 during the quarter ended March 31, 2003. See "Financial Condition - Real Estate Held for Sale and Investment" below.

Financial Condition

March 31, 2003 and December 31, 2002

Loan Portfolio

         The number of Partnership mortgage investments decreased from 100 to 94, and the average loan balance decreased from $2,602,000 to $2,586,000 between December 31, 2002 and March 31, 2003.

         Approximately $19,761,000 (8.1%) and $26,327,000 (10.1%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of March 31, 2003 and December 31, 2002, respectively. Of these amounts, approximately $3,450,000 (1.4%) and $6,503,000 (2.5%), respectively, were in the process of foreclosure, and approximately $3,900,000 (1.6%) and $4,300,000 (1.7%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership's investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $51,024,000 as of March 31, 2003 Of the total past maturity loans as of March 31, 2003, $7,756,000 was paid off, $2,300,000 was foreclosed, and $20,000,000 had the maturity date extended subsequent to quarter end.

         Loans in the process of foreclosure as of December 31, 2002 consisted of five loans, of which one loan in the amount of $353,000 was written off by the Partnership in March 2003, the borrower of one loan in the amount of $1,600,000 entered into bankruptcy, one loan in the amount of $1,100,000 became current and is no longer in foreclosure, and two loans in the total amount of $3,450,000 are still delinquent and in foreclosure.

         Loans to borrowers who were in bankruptcy as of December 31, 2002 consisted of two loans, one in the amount of $2,000,000 was foreclosed upon during the quarter ended March 31, 2003 and one loan in the amount of $2,300,000 the borrower of which is still in bankruptcy as of March 31, 2003. In addition, one loan in the amount of $1,600,000 was reclassified from in foreclosure to in bankruptcy during the quarter ended March 31, 2003.

         As of March 31, 2003 and December 31, 2002, the Partnership held the following types of mortgages:

                                                  March 31,               December 31,
                                                    2003                      2002
                                                    ----                      ----

         1st Mortgages                          $  224,127,822          $  241,335,259
         2nd Mortgages                              18,916,892              18,875,862
                                                   -----------             -----------
         Total                                  $  243,044,714          $  260,211,121
                                                   ===========             ===========

         Income Producing Properties            $  209,891,709          $  228,210,411
         Construction                               15,880,409              12,670,310
         Unimproved Land                            14,771,835              16,938,678
         Residential                                 2,500,761               2,391,722
                                                   -----------             -----------
            Total                               $  243,044,714          $  260,211,121
                                                   ===========             ===========

         As of March 31, 2003 and December 31, 2002, approximately 45% and 43% of the Partnership's mortgage loans are secured by real property located in Northern California.

 The Partnership's investment in construction loans increased by $3,210,000 (25.3%) since December 31, 2002. This increase was primarily due to additional construction advances made on existing loans during the quarter ended March 31, 2003.

The Partnership's investment in loans on unimproved land decreased by $2,167,000 (12.8%) since December 31, 2002. This decrease was the result of the repayment of one loan in the amount of $2,200,000 during the quarter ended March 31, 2003.

         Changes in the allowance for loan losses for the quarter ended March 31, 2003 and 2002 were as follows:

                                                   2003                 2002
                                                   ----                 ----
        Balance, beginning of period           $ 4,774,000          $ 4,425,000
        Provision                                  300,370              420,000
        Charge-off                                (353,370)                  --
        Charge-off to real estate held for sale         --           (1,235,000)
                                                 ---------            ---------
              Balance, end of period           $ 4,721,000          $ 3,610,000
                                                 =========            =========

Real Estate Properties Held for Sale and Investment

         The Partnership currently holds title to sixteen properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $30,616,000 (including properties held in three limited liability companies and one real estate joint venture), net of allowance for losses of $835,000 and accumulated depreciation and amortization of $579,000. As of March 31, 2003, properties held for sale total $15,717,000 and properties held for investment total $14,899,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

         During the quarter ended March 31, 2003, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Santa Clara, California in the amount of $2,000,000 and obtained the property via the trustee's sale.

         During the quarter ended March 31, 2003, five lots (four including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $598,000, resulting in a gain to the Partnership of approximately $118,000.

         During the quarter ended March 31, 2003, an office building located in Monterey, California that was acquired by the Partnership through foreclosure in 1995 was sold for $2,250,000, resulting in a gain to the Partnership of approximately $834,000. The Partnership continues to own the adjacent subdivided land.

         During the quarter ended March 31, 2003, the Partnership recorded an additional allowance for losses in the amount of $175,000 on the hotel property located in Phoenix, Arizona based on a pending sales contract on the property.

         During the quarter ended March 31, 2003, the Partnership advanced an additional $153,000 to Oregon Leisure Homes, LLC (OLH) for continued development and marketing of the condominium units and houses that are for sale. OLH sold the remaining interest in the ocean house during the quarter ended March 31, 2003 for proceeds of $117,000 and recognized gain in the amount of $38,000. As a result of an analysis performed based on projected sales proceeds, OLH recorded an allowance for losses in the amount of $410,000 on the condominium units during the quarter ended March 31, 2003. The net loss to the Partnership (including gains on sales) was approximately $485,000 for the quarter ended March 31, 2003.

      In April 2003, the Partnership foreclosed on a first mortgage loan secured by a retail/commercial building located in Norfolk, Virginia in the amount of $2,300,000 and obtained the property via the trustee's sale. This property was transferred to real estate held for sale net of a $1,000,000 specific allowance previously established. The Partnership sold the property for $1,300,000 in May 2003.

         Changes in the allowance for real estate losses for the quarters ended March 31, 2003 and 2002 were as follows:

                                                         2003            2002
                                                         ----            ----
              Balance, beginning of period           $  250,000       $ 634,000
                  Provision                             584,532              --
                  Deductions                                 --              --
                                                        -------         -------
              Balance, end of period                 $  834,532       $ 634,000
                                                        =======         =======

         Seven of the Partnership's sixteen properties do not currently generate revenue. Expenses from rental properties have increased from approximately $621,000 to $919,000 (48%) for the quarter ended March 31, 2002 and 2003, respectively, and revenues associated with these properties have decreased from $784,000 to $776,000 (1%), respectively. The increase in expenses was primarily the result of an increase in rental and other expenses from the Partnership's investments in OLH and Dation of approximately $90,000 during the quarter ended March 31, 2003, as compared to 2002, and expenses incurred of approximately $203,000 on three non-operating properties that were obtained via foreclosure during late 2002 and early 2003.

Cash and Cash Equivalents

           Cash and cash equivalents increased from approximately $6,684,000 as of December 31, 2002 to $19,960,000 as of March 31, 2003 ($13,276,000 or 198.6%)
due primarily to a greater amount of repayments on loans received than new loans funded or purchased during the quarter ended March 31, 2003.

Interest and Other Receivables

         Interest and other receivables decreased from approximately $3,177,000 as of December 31, 2002 to $2,906,000 as of March 31, 2003 ($271,000 or 8.5%)
due primarily to the decrease in the amount of loans outstanding as of March 31, 2003 as compared to December 31, 2002 and the decrease in the weighted average yield on the loan portfolio from 11.7% as of December 31, 2002 to 11.6% as of March 31, 2003.

Due to General Partner

         Due to General Partner decreased from approximately $957,000 as of December 31, 2002 to $693,000 as of March 31, 2003 ($264,000 or 27.6%) due to
decreased management fees owed to the General Partner as of March 31, 2003 pursuant to the Partnership Agreement (see "Results of Operations" above).

Note Payable

         Note payable increased from approximately $8,190,000 as of December 31, 2002 to $8,248,000 ($58,000 or 0.7%) as of March 31, 2003 due to additional advances made on the note payable securing the Greeley, Colorado retail to complete improvements to the property. There is an additional $652,000 to be advanced from the note for construction and tenant improvements.

Line of Credit Payable

         Line of credit payable decreased from $6,867,000 as of December 31, 2002 to no balance outstanding at March 31, 2003 as a result of the repayment of loans during the quarter ended March 31, 2003 without investment in new loans of the same amount. There is $40,000,000 available to be advanced from the line of credit as of March 31, 2003.

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

         Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. The following is a summary of actual losses realized on loans and real estate for the quarter ended March 31, 2003 and the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

                                              Loans        Real Estate

              2003 (Quarter)
                                             353,000               -
              2002
                                           1,235,000          70,000
              2001
                                             614,000               -
              2000
                                                   -               -
              1999
                                                   -               -
              1998
                                                   -         712,000


         The loss on real estate in the amount of $712,000 during the year ended December 31, 1998 was a result of the sale of a foreclosed property to the General Partner at its fair market value.

         As of March 31, 2003, management believes that the allowance for loan losses of $4,721,000 and the allowance for real estate losses in the amount of $835,000 are adequate.


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

         Withdrawal percentages have been 7.33%, 7.99%, 6.64%, 5.45%, 3.32% and 4.17% (annualized) for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, and the quarter ended March 31, 2003, respectively. These percentages are the annual average of the limited partners' capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

         In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000 (pursuant to an amendment in August 2002). There was no balance outstanding on the line of credit as of March 31, 2003.


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


                           Current Economic Conditions

         The current economic climate in Northern California and the Western United States has shown increasing signs of a slowdown. Interest rates have continued to decline and several key indices are at the lowest levels in decades. Despite the Partnership's historical ability to make or purchase mortgage loans with relatively strong yields, increased competition by other mortgage lenders or changes in the economy could have the effect of reducing mortgage yields in the future. Present loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, the Partnership may be required to invest its excess cash in short-term alternative investments yielding considerably less than investments in mortgage loans. The Partnership has been closed to most new limited partner investments since September 2001. The Partnership has remained closed during this time because there have not been enough suitable mortgage investments for the Partnership to invest in to allow the Partnership to remain fully invested in loans. Remaining closed to limited partner investments prevents the Partnership from having to invest its excess cash in lower yielding investments, which could have the effect of decreasing the yield paid to existing limited partners.

         The Partnership Agreement permits the General Partner to purchase delinquent loans from the Partnership as long as certain criteria are met. Although the General Partner has purchased some delinquent loans from the Partnership in the past, it is not required to do so; therefore, the Partnership could sustain losses with respect to loans secured by properties located in areas of declining real estate values. This could result in a reduction of the net income of the Partnership and possible loss of principal for a year in which those losses occur.




Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The following table contains information about the cash held in money market accounts, commercial paper, loans held in the Partnership's portfolio and a note payable securing a real estate property owned by the Partnership as of March 31, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair values as of March 31, 2003.

            Interest Earning Assets and Interest Bearing Liabilities,
                           Aggregated by Maturity Date
                          Twelve Months Ended March 31,

                          2004           2005           2006          2007           2008        Thereafter       Total
                          ----           ----           ----          ----           ----        ----------       -----
Interest earning
assets:
Money market
  accounts              $ 19,622,033                                                                            $ 19,622,033
                                                 -              -             -              -              -
Average interest               1.02%                                                                                   1.02%
rate                                             -              -             -              -              -
Loans secured by
  trust deeds           $143,308,752             $   $ 29,836,446             -    $ 3,085,981   $ 15,597,800              $
                                        51,215,735                                                               243,044,714
Average interest               12.1%         10.8%          11.2%             -           8.9%          11.4%          11.6%
rate

Interest bearing
liabilities:
Note payable to bank     $ 8,247,641             -                                                               $ 8,247,641
                                                                -             -              -              -
Average interest                4.0%             -                                                                      4.0%
rate                                                            -             -              -              -

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

         The majority of the Partnership's mortgage loans (86.3% as of March 31, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership's investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership's existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

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


Dated:   May 14, 2003          OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   May 14, 2003               By: /s/ William C. Owens
                                        ---------------------
                                        William C. Owens, President


Dated:   May 14, 2003               By: /s/ Bryan H. Draper
                                        -------------------
                                        Bryan H. Draper, Chief Financial Officer


Dated:   May 14, 2003               By: /s/ Melina A. Platt
                                        -------------------
                                        Melina A. Platt, Controller
































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


Dated:  May 14, 2003

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


Dated:  May 14, 2003

/s/ Bryan H. Draper
Bryan H. Draper
Chief Financial Officer
Owens Financial Group, Inc., General Partner