Form 10-Q/A
period 2003-03-31
OWENS MORTGAGE INVESTMENT FUND
filed 2003-08-07
CIK 841501

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


Dated:   August 6, 2003          OWENS MORTGAGE INVESTMENT FUND,
                               a California Limited Partnership

                               By:  Owens Financial Group, Inc., General Partner


Dated:   August 6, 2003               By: /s/ William C. Owens
                                        ---------------------
                                        William C. Owens, President


Dated:   August 6, 2003               By: /s/ Bryan H. Draper
                                        -------------------
                                        Bryan H. Draper, Chief Financial Officer


Dated:   August 6, 2003               By: /s/ Melina A. Platt
                                        -------------------
                                        Melina A. Platt, Controller