Form 10-Q
period 2003-06-30
OWENS MORTGAGE INVESTMENT FUND
filed 2003-08-13
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

Quarterly Report Under Section 13 or 15(d)
of The Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

Commission file number O-17248

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership
(Exact Name of Registrant as Specified In Its Charter)

California (State or other jurisdiction of incorporation or organization)	68-0023931 (I.R.S. Employer Identification No.)
2221 Olympic Boulevard Walnut Creek, California (Address of principal executive office)	94595 (Zip Code)
(925) 935-3840 (Registrant’s Telephone number, including area code)

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

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

	(UNAUDITED) June 30 2003	December 31 2002
ASSETS
Cash and cash equivalents	$18,824,810	$6,684,418
Loans secured by trust deeds, net of allowance for
losses of $4,100,000 in 2003 and $4,774,000 in 2002	242,297,998	255,437,121
Interest and other receivables	2,832,495	3,176,786
Due from affiliate	192,647	192,647
Real estate held for sale, net of allowance for losses
of $660,000 in 2003 and $250,000 in 2002	13,907,664	15,541,632
Real estate held for investment, net of accumulated depreciation
and amortization of $647,000 in 2003 and $628,000 in 2002	15,338,616	16,200,449

	$293,394,230	$297,233,053

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accrued distributions payable	$581,515	$619,234
Due to general partner	420,062	956,800
Accounts payable and accrued liabilities	78,112	117,025
Note payable	8,518,884	8,190,111
Line of credit payable	--	6,867,371

Total Liabilities	9,598,573	16,750,541

Minority interest	106,910	131,538

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,791,411	2,755,846
Limited partners	280,897,336	277,595,128

Total partners’ capital	283,688,747	280,350,974

	$293,394,230	$297,233,053

The accompanying notes are an integral part of these financial statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30 2003	June 30 2002	June 30 2003	June 30 2002
REVENUES:
Interest income on loans secured by trust deeds	$6,872,391	$6,025,788	$14,028,790	$12,319,337
Gain (loss) on sale of real estate, net	13,183	180,192	1,002,810	913,891
Rental and other income from real estate properties	663,518	855,866	1,439,839	1,639,974
Other income	47,694	108,810	94,941	245,189

Total revenues	7,596,786	7,170,656	16,566,380	15,118,391

EXPENSES:
Management fees to general partner	744,367	517,970	1,717,813	1,280,373
Servicing fees to general partner	159,079	147,160	312,069	287,142
Carried interest to general partner	4,130	11,856	15,058	24,419
Administrative	11,100	9,900	22,200	19,800
Legal and accounting	51,175	46,538	99,104	129,174
Rental and other expenses on real estate properties	895,610	741,276	1,815,008	1,362,505
Interest expense	101,912	83,984	188,268	178,278
Minority interest	(2,147)	(276)	(24,597)	(13,832)
Provision for loan losses	379,000	621,000	679,370	1,041,000
Provision for (recovery of) losses on real estate held for sale, net		(313,577)	584,532	(313,577)
Other	56,093	34,237	64,093	59,881

Total expenses	2,400,319	1,900,068	5,472,918	4,055,163

Net income	$5,196,467	$5,270,588	$11,093,462	$11,063,228

Net income allocated to general partner	$51,352	$52,111	$109,754	$109,417

Net income allocated to limited partners	$5,145,115	$5,218,477	$10,983,708	$10,953,811

Net income allocated to limited partners
per weighted average limited partnership unit	$.02	$.02	$.04	$.04

Weighted average limited partnership units	280,638,000	274,280,000	279,845,000	273,261,000

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002
(UNAUDITED)

	June 30 2003	June 30 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,093,462	$11,063,228
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(1,002,810)	(913,891)
Provision for loan losses	679,370	1,041,000
Provision for (recovery of) losses on real estate held for sale, net	584,532	(313,577)
Depreciation and amortization	150,085	137,821
Changes in operating assets and liabilities:
Interest and other receivables	344,291	18,266
Due from affiliate	--	(64,432)
Accounts payable and accrued liabilities	(38,913)	(3,706)
Due to general partner	(536,738)	(764,002)

Net cash provided by operating activities	11,273,279	10,200,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans secured by trust deeds	(64,156,004)	(86,697,575)
Principal collected on loans	244,130	508,402
Loan payoffs	74,551,627	57,386,479
Investment in real estate properties	(2,666,186)	(6,282,537)
Net proceeds from disposition of real estate properties	4,750,180	2,140,766
Proceeds received from real estate joint venture	2,500,000	4,592,000
Minority interest in limited liability companies	(24,628)	(13,802)

Net cash provided by (used in) investing activities	15,199,119	(28,366,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	1,199,483	2,302,652
Accrued distributions payable	(37,719)	16,224
Advances on note payable	328,773	309,116
Repayments on line of credit	(6,867,371)	--
Partners’ cash distributions	(3,588,420)	(3,809,857)
Partners’ capital withdrawals	(5,366,752)	(4,770,607)

Net cash used in financing activities	(14,332,006)	(5,952,472)

Net increase (decrease) in cash and cash equivalents	12,140,392	(24,118,032)
Cash and cash equivalents at beginning of period	6,684,418	41,431,108

Cash and cash equivalents at end of period	$18,824,810	$17,313,076

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	204,671	185,616

See notes 2, 3 and 8 for supplemental disclosure of non-cash investing activities.

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2003

(1)     Summary of Significant Accounting Policies

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of long-lived assets. SFAS 143 was effective at the beginning of January 1, 2003. SFAS 143 did not have a significant impact on the Partnership’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections. SFAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, to clarify meanings, and to describe applicability under changed conditions. The provisions of SFAS 145 were implemented for the Partnership’s fiscal year beginning January 1, 2003. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. SFAS 145 did not have a significant impact on the Partnership’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon the Partnership’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 was implemented for the Partnership’s fiscal year beginning January 1, 2003. SFAS 146 did not have a significant impact on the Partnership’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. The Partnership does not expect SFAS 150 to have any impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 also requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Partnership has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Partnership will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The adoption of this statement had no material effect upon the Partnership’s consolidated financial position or results of operations.

(2)     Loans Secured by Trust Deeds and Allowance for Loan Losses

The Partnership’s investment in impaired loans that were delinquent in payments greater than ninety days was approximately $17,368,000 and $26,327,000 as of June 30, 2003 and December 31, 2002, respectively. The Partnership’s investment in delinquent loans consisted of 5 and 11 loans as of June 30, 2003 and December 31, 2002, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $65,378,000 and $42,126,000 as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, $12,042,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,300,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining delinquent balance and for other current loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

During the three months ended June 30, 2003 and 2002, the Partnership refinanced loans totaling $21,050,000 and $11,800,000, respectively.

In June 2003, the borrower of a participated loan, with a principal balance outstanding to the Partnership of $12,500,000, filed bankruptcy. In July 2003, a stipulation of the bankruptcy court was executed, whereby the terms of the original loan were modified as follows: 1) an additional $1,375,000 will be loaned by the Partnership to the borrower for operating purposes; 2) the interest rate on the loan was reduced from 12.5% to 7.0% effective July 17, 2003; 3) interest payments will be accrued and deferred through October 31, 2003, with such deferred interest to be payable upon maturity; 4) interest payments are to recommence monthly on November 15, 2003; and 5) the maturity date was extended from June 14, 2003 to June 14, 2005. The loan was current in monthly payments as of June 30, 2003. The General Partner believes that no allowance for this loan is necessary as of June 30, 2003.

Changes in the allowance for loan losses for the three months ended June 30, 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of period	$4,721,000	$3,610,000
Provision	379,000	621,000
Charge-off to real estate held for sale	(1,000,000)	--

Balance, end of period	$4,100,000	$4,231,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of June 30, 2003. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

(3)     Real Estate Held for Sale

Real estate held for sale includes the following components as of June 30, 2003:

Real estate held for sale	$10,759,224
Investment in limited liability companies	2,967,724
Investment in real estate joint venture	180,716

$13,907,664

In April 2003, the Partnership foreclosed on a first mortgage loan secured by a retail/commercial building located in Norfolk, Virginia in the amount of $2,300,000 and obtained the property via the trustee’s sale. The property was transferred to real estate held for sale net of a $1,000,000 specific allowance previously established. The Partnership sold the property for $1,289,000 in May 2003, resulting in an additional loss of $11,000 during the quarter ended June 30, 2003.

During the quarter ended June 30, 2003, one lot and house located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $142,000, resulting in a gain to the Partnership of approximately $24,000.

During the quarter ended June 30, 2003 a hotel property located in Phoenix, Arizona that was acquired by the Partnership through foreclosure in 2002 was sold for cash of $370,000 and a note in the amount of $1,480,000, resulting in no gain or loss. An additional allowance in the amount of $174,532 had been established during the quarter ended March 31, 2003.

Changes in the allowance for real estate losses for the quarters ended June 30, 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of period	$834,532	$634,000
Provision	--	70,423
Deductions for real estate sold	(174,532)	--
Recovery of losses on real estate held for sale	--	(384,000)

Balance, end of period	$660,000	$320,423

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased a house located on the ocean in Lincoln City for renovation and ultimate sale and holds a purchase option for another house on the ocean that is in the process of being renovated for ultimate sale.

The Partnership is co-manager of OLH and is to receive 70% of the profits. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership.

During the quarter ended June 30, 2003, the Partnership advanced an additional $94,000 to OLH for continued development and marketing of the condominium units and house that are for sale. The first ocean house was fully sold during the first quarter of 2003. The net loss to the Partnership (including gains on sales) was approximately $114,000 for the quarter ended June 30, 2003. The Partnership’s investment in OLH real property was approximately $1,098,000 as of June 30, 2003.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and as additional capital contributions. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses. The net operating loss to the Partnership was approximately $6,000 during the quarter ended June 30, 2003. The Partnership’s total investment in Dation was approximately $1,869,000 as of June 30, 2003.

Investment in Real Estate Joint Venture

The Partnership has a construction loan made on a housing development located in Hayward, California. The loan is reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership is to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits from the sale of each house after payment of a 10% loan fee is made to the General Partner of the Partnership, Owens Financial Group, Inc. (OFG). As of June 30, 2003, the Partnership has received approximately $377,000 in payments of residual profits. The Partnership advanced an additional $346,000 to the joint venture and received payment of advances in the amount of $500,000 during the quarter ended June 30, 2003. The Partnership’s investment in the joint venture was approximately $181,000 as of June 30, 2003.

(4)     Real Estate Held for Investment

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net loss to the Partnership was approximately $67,000 during the quarter ended June 30, 2003. The minority interest of the joint venture partner of approximately $107,000 as of June 30, 2003 is reported in the accompanying consolidated balance sheet.

(5)     Transactions with Affiliates

OFG is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership.

All of the Partnership’s loans are serviced by OFG, in consideration for which OFG receives up to .25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $744,000 and $518,000 for the three months ended June 30, 2003 and 2002, respectively, and $1,718,000 and $1,280,000 for the six months ended June 30, 2003 and 2002, respectively. Service fee payments to OFG approximated $159,000 and $147,000 for the three months ended June 30, 2003 and 2002, respectively, and $312,000 and $287,000 for the six months ended June 30, 2003 and 2002, respectively.

The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2003 and 2002. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2003, the management fees would have been $1,753,000 (increase of $1,008,000) and $3,436,000 (increase of $1,718,000), respectively, which would have reduced net income allocated to limited partners by approximately 19.4% and 15.5%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.01 and $.03, respectively. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2002, the management fees would have been $1,619,000 (increase of $1,101,000) and $3,159,000 (increase of $1,879,000), respectively, which would have reduced net income allocated to limited partners by approximately 20.9% and 17.0%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02 and $.03, respectively.

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

(6)     Note Payable

The Partnership has a note payable with a bank through its investment in 720 University, which is secured by a retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2004. Beginning in January 2004, an additional $24,800 is to be paid monthly and applied to principal. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (4.0% at June 30, 2003). Interest expense for the quarter ended June 30, 2003 and 2002 was approximately $91,000 and $84,000, respectively. The principal balance on the note as of June 30, 2003 and December 31, 2002 was approximately $8,519,000 and $8,190,000, respectively. The Company drew an additional $271,000 on the note during the quarter ended June 30, 2003. The note contains certain covenants, which the Company has complied with as of June 30, 2003.

(7)     Line of Credit Payable

The Partnership finalized a line of credit agreement with a group of banks in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was a balance of $6,867,000 outstanding on the line of credit as of December 31, 2002. There was no balance outstanding as of June 30, 2003. Interest expense for the quarter ended June 30, 2003 was approximately $10,000. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 4.0% as of June 30, 2003. The line of credit expires on July 31, 2005. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of June 30, 2003.

(8)     Supplemental Disclosure of Non-Cash Operating and Investing Activities

Loans foreclosed and transferred to real estate held for sale,
net of allowance previously established	$3,300,000

Loans charged off against allowance for losses	353,370

Sale of real estate included in loans secured by trust deeds	1,480,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.

Results of Operations

Three Months Ended June 30, 2003 Compared to 2002

The net income decrease of $74,000 (1.4%) for 2003 compared to 2002 was due to:

o	a decrease in gain on sale of real estate of $167,000;

o	a decrease in rental and other income from real estate properties of $192,000;

o	a decrease in other income of $61,000;

o	an increase in management fees to general partner of $226,000;

o	an increase in rental and other expenses from real estate properties of $154,000; and

o	a decrease in the net recovery of losses on real estate held for sale of $314,000.

The net income decrease in 2003 as compared to 2002 was offset by:

o	an increase in interest income on loans secured by trust deeds of $847,000; and

o	a decrease in the provision for loan losses of $242,000.

        Gain on sale of real estate decreased by $167,000 (92.7%) for the quarter ended June 30, 2003, as compared to the same period in 2002 due to the sale of four properties during the quarter ended June 30, 2002, which resulted in a net gain of $180,000. During the quarter ended June 30, 2003, only two properties were sold resulting in a net gain of $13,000.

        The decrease in rental and other income from real estate properties of $192,000 (22.5%) was due primarily to the sale of a commercial building located in Monterey, California in March 2003 and the sale of a hotel property located in Phoenix, Arizona in June 2003.

        Interest income on investments (other income) decreased by $61,000 (56.2%) for the quarter ended June 30, 2003, as compared to the same period in 2002 due to a decrease of approximately $15,500,000 in the average amount of cash and equivalents held by the Partnership during the quarter ended June 30, 2003 as compared to 2002.

        Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $226,000 (43.7%) during the quarter ended June 30, 2003 as compared to 2002 was partially a result of the growth in the average loan portfolio of approximately 8.3% during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

        The maximum management fee permitted under the Partnership Agreement is 2-3/4% per year of the average unpaid balance of mortgage loans. For the years 2000, 2001 and 2002 and the six months ended June 30, 2003 (annualized), the management fees were 1.85%, 1.48%, 1.46% and 1.38% of the average unpaid balance of mortgage loans, respectively.

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

        If the maximum management fees had been paid to the General Partner during the quarter ended June 30, 2003, the management fees would have been $1,753,000 (increase of $1,008,000), which would have reduced net income allocated to limited partners by approximately 19.4%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.01.

        The increase in rental and other expenses on real estate properties of $154,000 (20.8%) between the quarter ended June 30, 2003 and 2002 was primarily the result of an increase in expenses from the Partnership’s investments in OLH and 720 University of approximately $98,000 and selling expenses incurred of approximately $125,000 in connection with the sale of the hotel property located in Phoenix, Arizona. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

        The decrease in the net recovery of losses on real estate held for sale of $314,000 (100%) was primarily due to the reversal of an allowance in the amount of $384,000 established on the manufactured home subdivision development located in Ione, California during the quarter ended June 30, 2002. No provisions or reversals were made during the quarter ended June 30, 2003. See “Financial Condition - Real Estate Held for Sale and Investment” below.

        Interest income on loans secured by trust deeds increased $847,000 (14.1%) for the quarter ended June 30, 2003, as compared to the same period in 2002. This increase was a result of an 8.3% growth in the total loan portfolio during the quarter ended June 30, 2003 as compared to 2002. The increase in the loan portfolio was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.9% for the quarter ended June 30, 2002 to 11.6% for the quarter ended June 30, 2003. See “Financial Condition - Loan Portfolio” below.

        The decrease in the provision for loan losses of $242,000 (39%) was the result of a specific allowance in the amount of $621,000 established on one delinquent loan during the quarter ended June 30, 2002. The specific allowance on this loan was increased by $379,000 during the quarter ended June 30, 2003.

Six Months Ended June 30, 2003 Compared to 2002

The net income increase of $30,000 (0.3%) for 2003 compared to 2002 was due to:

o	an increase in interest income on loans secured by trust deeds of $1,709,000;

o	an increase in gain on sale of real estate of $89,000;

o	a decrease legal and accounting expenses of $30,000; and

o	a decrease in the provision for loan losses of $362,000.

The net income increase in 2003 as compared to 2002 was offset by:

o	a decrease in rental and other income from real estate properties of $200,000;

o	a decrease in other income of $150,000;

o	an increase in management fees to general partner of $437,000;

o	an increase in rental and other expenses from real estate properties of $453,000; and

o	an increase in the provision for losses on real estate held for sale of $898,000.

        Interest income on loans secured by trust deeds increased $1,709,000 (13.9%) for the six months ended June 30, 2003, as compared to the same period in 2002. This increase was a result of an 8.8% growth in the total loan portfolio during the six months ended June 30, 2003 as compared to 2002 and the collection of interest on certain delinquent loans during the first quarter of 2003. The increase in the loan portfolio was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.9% for the six months ended June 30, 2002 to 11.6% for the six months ended June 30, 2003. See “Financial Condition - Loan Portfolio” below.

        Gain on sale of real estate increased by $89,000 (9.7%) for the six months ended June 30, 2003, as compared to the same period in 2002 due to the sale of nine properties during the six months ended June 30, 2003, which resulted in a net gain of $1,003,000. During the quarter ended June 30, 2002, five properties were sold resulting in a total gain of $914,000.

        The decrease in legal and accounting expenses of $30,000 (23.3%) was due to professional fees incurred in the first quarter 2002 as a result of a new S-11 filing with the Securities and Exchange Commission in January 2002 and the S-11 Post-Effective Amendment filing in April 2002. No new filings S-11 filings were made during the six months ended June 30, 2003.

        The decrease in the provision for loan losses of $362,000 (34.7%) was the result of a specific allowance in the amount of $679,000 established on two delinquent loans during the six months ended June 30, 2003. Specific and general allowances were made in the total amount of $1,041,000 during the six months ended June 30, 2002.

        The decrease in rental and other income from real estate properties of $200,000 (12.2%) was due primarily to the sale of a commercial building located in Monterey, California in March 2003 and the sale of a hotel property located in Phoenix, Arizona in June 2003.

        Interest income on investments (other income) decreased by $150,000 (61.3%) for the six months ended June 30, 2003, as compared to the same period in 2002 due to a decrease of approximately $20,600,000 in the average amount of cash and equivalents held by the Partnership during the six months ended June 30, 2003 as compared to 2002.

        Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $437,000 (34.2%) during the six months ended June 30, 2003 as compared to 2002 was partially a result of an increase in interest income collected on delinquent loans during the six month period and the growth in the loan portfolio of approximately 8.8%.

        The maximum management fee permitted under the Partnership Agreement is 2-3/4% per year of the average unpaid balance of mortgage loans. For the years 2000, 2001 and 2002 and the six months ended June 30, 2003 (annualized), the management fees were 1.85%, 1.48%, 1.46% and 1.38% of the average unpaid balance of mortgage loans, respectively.

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

        If the maximum management fees had been paid to the General Partner during the six months ended June 30, 2003, the management fees would have been $3,436,000 (increase of $1,718,000), which would have reduced net income allocated to limited partners by approximately 15.5%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.03.

        The increase in rental and other expenses on real estate properties of $453,000 (33.2%) between the quarter ended June 30, 2003 and 2002 was primarily the result of the following:

o	an increase in rental and other expenses from the Partnership’s investments in OLH, Dation,
o	selling expenses incurred of approximately $125,000 in connection with the sale of the hotel property located in Phoenix, Arizona; and
o	expenses incurred of approximately $233,000 on three non-operating properties that were obtained via foreclosure during late 2002 and early 2003.

        See further discussion under “Real Estate Properties Held for Sale and Investment” below.

        The increase in the provision for losses on real estate held for sale of $898,000 was due to the creation of reserves on two properties in the total amount of $585,000 during the six months ended June 30, 2003. See “Financial Condition - Real Estate Properties Held for Sale and Investment” below. During the six months ended June 30, 2002, an allowance established on a manufactured home subdivision development located in Ione, California was reversed resulting in a net recovery of losses on real estate held for sale of $314,000.

Financial Condition

June 30, 2003 and December 31, 2002

Loan Portfolio

        The number of Partnership mortgage investments decreased from 100 to 89, and the average loan balance increased from $2,602,000 to $2,769,000 between December 31, 2002 and June 30, 2003.

        Approximately $17,368,000 (7.1%) and $26,327,000 (10.1%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of June 30, 2003 and December 31, 2002, respectively. Of these amounts, approximately $3,450,000 (1.4%) and $6,503,000 (2.5%), respectively, were in the process of foreclosure, and approximately $1,600,000 (0.7%) and $4,300,000 (1.7%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $65,378,000 as of June 30, 2003. Of the total past maturity loans as of June 30, 2003, $7,100,000 was paid off subsequent to quarter end.

        Loans in the process of foreclosure as of December 31, 2002 consisted of five loans, of which one loan in the amount of $353,000 was written off by the Partnership during the six months ended June 30, 2003, the borrower of one loan in the amount of $1,600,000 entered into bankruptcy, one loan in the amount of $1,100,000 became current and is no longer in foreclosure, and two loans in the total amount of $3,450,000 are still delinquent and in foreclosure.

        Loans to borrowers who were in bankruptcy as of December 31, 2002 consisted of two loans, one in the amount of $2,000,000 was foreclosed upon during the six months ended June 30, 2003 and one loan in the amount of $2,300,000 was foreclosed upon and the property sold during the quarter ended June 30, 2003. In addition, one loan in the amount of $1,600,000 was reclassified from a loan in the process of foreclosure to a loan subject to bankruptcy during the six months ended June 30, 2003.

        As of June 30, 2003 and December 31, 2002, the Partnership held the following types of mortgages:

	June 30, 2003	December 31, 2002
1st Mortgages	$235,607,520	241,335,259
2nd Mortgages	10,790,478	18,875,862

Total	$246,397,998	$260,211,121

Income Producing Properties	$218,146,076	$228,210,411
Construction	17,891,008	12,670,310
Unimproved Land	9,500,914	16,938,678
Residential	860,000	2,391,722

Total	$246,397,998	$260,211,121

        As of June 30, 2003 and December 31, 2002, approximately 42% and 43% of the Partnership’s mortgage loans are secured by real property located in Northern California.

        The Partnership’s investment in construction loans increased by $5,221,000 (41.2%) since December 31, 2002. This increase was primarily due to additional construction advances made on existing loans during the six months ended June 30, 2003.

        The Partnership’s investment in loans on unimproved land decreased by $7,438,000 (43.9%) since December 31, 2002. This decrease was the result of the repayment of five loans in the total amount of $9,900,000 during the six months ended June 30, 2003, net of five new loans on unimproved land in the total amount of $2,395,000.

        Changes in the allowance for loan losses for the quarter ended June 30, 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of period	$4,721,000	$3,610,000
Provision	379,000	621,000
Charge-off to real estate held for sale	(1,000,000)	--

Balance, end of period	$4,100,000	$4,231,000

        In June 2003, the borrower of a participated loan, with a principal balance outstanding to the Partnership of $12,500,000, filed bankruptcy. In July 2003, a stipulation of the bankruptcy court was executed, whereby the terms of the original loan were modified as follows: 1) an additional $1,375,000 will be loaned by the Partnership to the borrower for operating purposes; 2) the interest rate on the loan was reduced from 12.5% to 7.0% effective July 17, 2003; 3) interest payments will be accrued and deferred through October 31, 2003, with such deferred interest to be payable upon maturity; 4) interest payments are to recommence monthly on November 15, 2003; and 5) the maturity date was extended from June 14, 2003 to June 14, 2005. The loan was current in monthly payments as of June 30, 2003. The General Partner believes that no allowance for this loan is necessary as of June 30, 2003.

Real Estate Properties Held for Sale and Investment

        The Partnership currently holds title to 15 properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $29,246,000 (including properties held in three limited liability companies and one real estate joint venture), net of allowance for losses of $660,000 and accumulated depreciation and amortization of $647,000. As of June 30, 2003, properties held for sale total $13,908,000 and properties held for investment total $15,338,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

        In April 2003, the Partnership foreclosed on a first mortgage loan secured by a retail/commercial building located in Norfolk, Virginia in the amount of $2,300,000 and obtained the property via the trustee’s sale. The property was transferred to real estate held for sale net of a $1,000,000 specific allowance previously established. The Partnership sold the property for $1,289,000 in May 2003, resulting in an additional loss of $11,000 during the quarter ended June 30, 2003.

        During the quarter ended June 30, 2003, one lot and house located in a manufactured home subdivision development located in Ione, California (that was acquired along with other improved lots by the Partnership through foreclosure in 1997) was sold for $142,000, resulting in a gain to the Partnership of approximately $24,000.

        During the quarter ended June 30, 2003 a hotel property located in Phoenix, Arizona that was acquired by the Partnership through foreclosure in 2002 was sold for cash of $370,000 and a note in the amount of $1,480,000, resulting in no gain or loss. An additional allowance in the amount of $175,000 had been established during the quarter ended March 31, 2003.

        During the quarter ended June 30, 2003, the Partnership advanced an additional $94,000 to Oregon Leisure Homes, LLC (OLH) for continued development and marketing of the condominium units and house that are for sale. The first ocean house was fully sold during the first quarter of 2003. The net loss to the Partnership (including gains on sales) was approximately $114,000 for the quarter ended June 30, 2003.

        Changes in the allowance for real estate losses for the quarters ended June 30, 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of period	$834,532	$634,000
Provision	--	70,423
Deductions for real estate sold	(174,532)	--
Recovery of losses on real estate held for sale	--	(384,000)

Balance, end of period	$660,000	$320,423

        Seven of the Partnership’s fifteen properties do not currently generate revenue. Expenses from rental properties have increased from approximately $741,000 to $896,000 (20.8%) for the quarter ended June 30, 2002 and 2003, respectively, and revenues associated with these properties have decreased from $856,000 to $664,000 (22.5%), respectively.

        The increase in expenses between the quarter ended June 30, 2003 and 2002 was primarily the result of an increase in expenses from the Partnership’s investments in OLH and 720 University of approximately $98,000 and selling expenses incurred of approximately $125,000 in connection with the sale of the hotel property located in Phoenix, Arizona.

        The decrease in income between the quarter ended June 30, 2003 and 2002 was due primarily to the sale of the commercial building located in Monterey, California in March 2003 and the sale of the hotel property located in Phoenix, Arizona in June 2003.

Cash and Cash Equivalents

        Cash and cash equivalents increased from approximately $6,684,000 as of December 31, 2002 to $18,825,000 as of June 30, 2003 ($12,141,000 or 181.6%) due primarily to a greater amount of repayments on loans received than new loans funded or purchased during the six months ended June 30, 2003.

Interest and Other Receivables

        Interest and other receivables decreased from approximately $3,177,000 as of December 31, 2002 to $2,832,000 as of June 30, 2003 ($345,000 or 10.8%) due primarily to the decrease in the amount of loans outstanding as of June 30, 2003 as compared to December 31, 2002 and the decrease in the weighted average yield on the loan portfolio from 11.7% as of December 31, 2002 to 11.6% as of June 30, 2003.

Due to General Partner

        Due to General Partner decreased from approximately $957,000 as of December 31, 2002 to $420,000 as of June 30, 2003 ($537,000 or 56.1%) due to decreased management fees owed to the General Partner as of June 30, 2003 pursuant to the Partnership Agreement (see “Results of Operations” above).

Note Payable

        Note payable increased from approximately $8,190,000 as of December 31, 2002 to $8,519,000 ($329,000 or 4.0%) as of June 30, 2003 due to additional advances made on the note payable securing the Greeley, Colorado retail complex to complete improvements to the property. There is an additional $381,000 to be advanced from the note for construction and tenant improvements.

Line of Credit Payable

        Line of credit payable decreased from $6,867,000 as of December 31, 2002 to no balance outstanding at June 30, 2003 as a result of the repayment of loans during the quarter ended June 30, 2003. There is $40,000,000 available to be advanced from the line of credit as of June 30, 2003.

Asset Quality

        Some losses are normal when lending money and the amounts of losses vary as the loan portfolio is affected by changing economic conditions and financial experiences of borrowers. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

        The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership’s mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner’s evaluation of the risk inherent in the Partnership’s loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

o	prevailing economic conditions;

o	historical experience;

o	the types and dollar amounts of the loans in the portfolio;

o	borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

o	evaluation of industry trends;

o	review and evaluation of loans identified as having loss potential; and

o	estimated net realizable value or fair value of the underlying collateral.

        Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. The following is a summary of actual losses realized on loans and real estate for the six months ended June 30, 2003 and the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

	Loans	Real Estate
2003 (6 Months)	1,364,000	175,000
2002	1,235,000	70,000
2001	614,000	--
2000	--	--
1999	--	--
1998	--	712,000

        The loss on real estate in the amount of $712,000 during the year ended December 31, 1998 was a result of the sale of a foreclosed property to the General Partner at its fair market value.

        As of June 30, 2003, management believes that the allowance for loan losses of $4,100,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

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

        Withdrawal percentages have been 7.33%, 7.99%, 6.64%, 5.45%, 3.32% and 3.83% (annualized) for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, and the six months ended June 30, 2003, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

        The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per Unit within 61 to 91 days after written notices are delivered to the General Partner, subject to the following limitations, among others:

o	No withdrawal of Units can be requested or made until at least one year from the date of purchase of those Units, other than Units received under the Partnership’s Reinvested Distribution Plan.

o	Any such payments are required to be made only from net proceeds and capital contributions (as defined) during said 91-day period.

o	A maximum of $100,000 per partner may be withdrawn during any calendar quarter.

o	The General Partner is not required to establish a reserve fund for the purpose of funding such payments.

o	No more than 10% of the total outstanding limited partnership interests may be withdrawn during any calendar year except upon a plan of dissolution of the Partnership.

        In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of June 30, 2003.

Contingency Reserves

        The Partnership maintains cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of 2% of the limited partners’ capital accounts to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. Although the General Partner believes that contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments to cover such contingencies on terms which might not be favorable to the Partnership.

Current Economic Conditions

        The current economic climate in Northern California and the Western United States has shown increasing signs of a slowdown. Interest rates have continued to decline and several key indices are at the lowest levels in decades. Despite the Partnership’s historical ability to make or purchase mortgage loans with relatively strong yields, increased competition by other mortgage lenders or changes in the economy could have the effect of reducing mortgage yields in the future. Present loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, the Partnership may be required to invest its excess cash in short-term alternative investments yielding considerably less than investments in mortgage loans. The Partnership has been closed to most new limited partner investments since September 2001. The Partnership has remained closed during this time because there have not been enough suitable mortgage investments for the Partnership to invest in to allow the Partnership to remain fully invested in loans. Remaining closed to limited partner investments prevents the Partnership from having to invest its excess cash in lower yielding investments, which could have the effect of decreasing the yield paid to existing limited partners.

        The Partnership Agreement permits the General Partner to purchase delinquent loans from the Partnership as long as certain criteria are met. Although the General Partner has purchased some delinquent loans from the Partnership in the past, it is not required to do so. Therefore, if the General Partner does not choose to purchase delinquent loans of the Partnership, the Partnership could sustain losses with respect to loans secured by properties located in areas of declining real estate values. This could result in a reduction of the net income of the Partnership and possible loss of principal for a year in which those losses occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The following table contains information about the cash held in money market accounts, commercial paper, loans held in the Partnership’s portfolio and a note payable securing a real estate property owned by the Partnership as of June 30, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair values as of June 30, 2003.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended June 30,

	2004	2005	2006	2007	2008	Thereafter	Total
Interest earning
assets:
Money market
accounts	$18,211,058	--	--	--	--	--	$18,211,058
Average interest rate	0.7%	--	--	--	--	--	0.7%
Loans secured by
trust deeds	$150,067,494	$67,959,995	$4,474,542	$3,879,299	$4,884,402	$15,132,266	$246,397,998
Average interest rate	12.0%	11.2%	10.0%	10.5%	9.5%	11.4%	11.6%
Interest bearing
liabilities:
Note payable to bank	$8,518,884	--	--	--	--	--	$8,518,884
Average interest rate	4.0%	--	--	--	--	--	4.0%

Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership’s note payable bears interest at a variable rate, tied to the LIBOR rate of interest. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note payable.

        The majority of the Partnership’s mortgage loans (87.8% as of June 30, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

        The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

Item 4. Controls and Procedures

        Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Office and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Dated: August 13, 2003	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner

Dated: August 13, 2003	By: /s/ William C. Owens William C. Owens, President

Dated: August 13, 2003	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer

Dated: August 13, 2003	By: /s/ Melina A. Platt Melina A. Platt, Controller