Form 10-Q
period 2003-09-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2003-11-13
CIK 841501

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

Quarterly Report Under Section 13 or 15(d)
of The Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

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

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

	(UNAUDITED) September 30 2003	December 31 2002
ASSETS
Cash and cash equivalents	$5,853,586	$6,684,418
Loans secured by trust deeds, net of allowance for
losses of $4,100,000 in 2003 and $4,774,000 in 2002	259,968,890	255,437,121
Interest and other receivables	3,310,548	3,176,786
Due from affiliate	192,647	192,647
Real estate held for sale, net of allowance for losses
of $660,000 in 2003 and $250,000 in 2002	13,851,104	15,541,632
Real estate held for investment, net of accumulated depreciation
and amortization of $727,000 in 2003 and $628,000 in 2002	15,828,883	16,200,449

	$299,005,658	$297,233,053

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$590,052	$619,234
Due to general partner	1,367,481	956,800
Accounts payable and accrued liabilities	87,809	117,025
Note payable	8,817,595	8,190,111
Line of credit payable	4,000,000	6,867,371

Total Liabilities	14,862,937	16,750,541

Minority interest	116,965	131,538

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,800,276	2,755,846
Limited partners	281,225,480	277,595,128

Total partners’ capital	284,025,756	280,350,974

	$299,005,658	$297,233,053

The accompanying notes are an integral part of these financial statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30 2003	September 30 2002	September 30 2003	September 30 2002
REVENUES:
Interest income on loans secured by trust deeds	$6,821,437	$6,896,321	$20,850,227	$19,215,659
Gain (loss) on sale of real estate, net	413,526	219,197	1,416,335	1,133,087
Rental and other income from real estate properties	712,807	809,095	2,152,647	2,449,069
Other income	29,581	50,854	124,522	296,044

Total revenues	7,977,351	7,975,467	24,543,731	23,093,859

EXPENSES:
Management fees to general partner	1,798,304	1,361,523	3,516,117	2,641,896
Servicing fees to general partner	162,283	160,446	474,353	447,588
Carried interest to general partner	3,005	9,375	18,063	33,794
Administrative	11,100	9,900	33,300	29,700
Legal and accounting	28,329	41,523	127,434	170,697
Rental and other expenses on real estate properties	384,956	684,590	2,199,963	2,047,095
Interest expense	95,941	99,377	284,209	277,655
Minority interest	10,055	16,445	(14,542)	2,613
Provision for loan losses	--	343,000	679,370	1,384,000
Provision for (recovery of) losses on real estate held for sale, net	--	--	584,532	(313,577)
Other	2,555	8,690	66,647	68,572

Total expenses	2,496,528	2,734,869	7,969,446	6,790,033

Net income	$5,480,823	$5,240,598	$16,574,285	$16,303,826

Net income allocated to general partner	$54,562	$51,848	$164,316	$161,265

Net income allocated to limited partners	$5,426,261	$5,188,750	$16,409,969	$16,142,561

Net income allocated to limited partners
per weighted average limited partnership unit	$.02	$.02	$.06	$.06

Weighted average limited partnership units	281,163,000	275,854,000	280,285,000	274,125,000

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002
(UNAUDITED)

	September 30 2003	September 30 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,574,285	$16,303,826
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(1,416,335)	(1,133,087)
Provision for loan losses	679,370	1,384,000
Provision for (recovery of) losses on real estate held for sale, net	584,532	(313,577)
Depreciation and amortization	229,714	211,037
Minority interest in limited liability companies	(14,573)	2,643
Changes in operating assets and liabilities:
Interest and other receivables	286,238	(679,547)
Due from affiliate	--	(64,432)
Accounts payable and accrued liabilities	(29,216)	50,600
Due to general partner	410,681	(91,239)

Net cash provided by operating activities	17,304,696	15,670,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans secured by trust deeds	(135,256,376)	(127,033,197)
Principal collected on loans	390,496	667,894
Loan payoffs	127,834,741	70,801,797
Investment in real estate properties	(4,480,461)	(8,567,887)
Net proceeds from disposition of real estate properties	5,863,929	3,077,908
Proceeds received from real estate joint venture	2,680,715	9,528,000

Net cash used in investing activities	(2,966,956)	(51,525,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	1,419,130	2,813,655
Accrued distributions payable	(29,182)	5,815
Advances on note payable	627,484	465,272
Advances (repayments) on line of credit, net	(2,867,371)	10,311,469
Partners’ cash distributions	(5,344,724)	(5,730,935)
Partners’ capital withdrawals	(8,973,909)	(6,846,838)

Net cash (used in) provided by financing activities	(15,168,572)	1,018,438

Net decrease in cash and cash equivalents	(830,832)	(34,836,823)
Cash and cash equivalents at beginning of period	6,684,418	41,431,108

Cash and cash equivalents at end of period	$5,853,586	$6,594,285

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	301,836	285,859

See notes 2, 3 and 8 for supplemental disclosure of non-cash investing activities.

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2003

(1)     Summary of Significant Accounting Policies

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of long-lived assets. SFAS 143 was effective at the beginning of January 1, 2003. SFAS 143 did not have a significant impact on the Partnership's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections. SFAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, to clarify meanings, and to describe applicability under changed conditions. The provisions of SFAS 145 were implemented for the Partnership's fiscal year beginning January 1, 2003. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. SFAS 145 did not have a significant impact on the Partnership's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon the Partnership's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 was implemented for the Partnership's fiscal year beginning January 1, 2003. SFAS 146 did not have a significant impact on the Partnership's consolidated financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 also requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Partnership has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Partnership will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The adoption of this statement had no material effect upon the Partnership's consolidated financial position or results of operations.

(2)     Loans Secured by Trust Deeds and Allowance for Loan Losses

The Partnership’s investment in impaired loans that were delinquent in payments greater than ninety days was approximately $17,129,000 and $26,327,000 as of September 30, 2003 and December 31, 2002, respectively. The Partnership’s investment in delinquent loans consisted of 5 and 11 loans as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, $11,817,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,300,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

The Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $25,682,000 and $42,126,000 as of September 30, 2003 and December 31, 2002, respectively. Of the total past maturity loans as of September 30, 2003, $16,700,000 was paid off subsequent to quarter end.

In June 2003, the borrower of a participated loan, with a principal balance outstanding to the Partnership of $12,500,000 (which represents a 62.5% pari pasu interest in a first trust deed of $20,000,000), filed bankruptcy. In July 2003, a stipulation of the bankruptcy court was executed, whereby the terms of the original loan were modified as follows: 1) an additional $2,000,000 was advanced to the borrower ($1,375,000 by the Partnership) in August 2003 for operating purposes; 2) the interest rate on the loan was reduced from 12.5% to 7.0% effective July 17, 2003; 3) interest payments have been accrued and deferred through October 31, 2003, with such deferred interest to be payable upon maturity; 4) interest payments are to recommence monthly on November 15, 2003; and 5) the maturity date was extended from June 14, 2003 to June 14, 2005. In the event of default of the stipulation by the borrower, the automatic bankruptcy stay will be lifted and the participants will be allowed to complete a foreclosure sale of the collateral. The Partnership has accrued interest in the amount of $258,000 as of September 30, 2003. No specific reserve has been provided for this loan based on the underlying collateral value.

During the three months ended September 30, 2003 and 2002, the Partnership refinanced loans totaling $16,685,000 and $786,000, respectively.

Changes in the allowance for loan losses for the three months ended September 30, 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of period	$4,100,000	$4,231,000
Provision	--	343,000
Charge-off to real estate held for sale	--	--

Balance, end of period	$4,100,000	$4,574,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of September 30, 2003. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

As of September 30, 2003, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $13,335,000.

(3)     Real Estate Held for Sale

Real estate held for sale includes the following components as of September 30, 2003:

Real estate held for sale	$10,833,166
Investment in limited liability companies	3,017,938

$13,851,104

During the quarter ended September 30, 2003, six lots (three including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $528,000, resulting in a gain to the Partnership of approximately $122,000.

In October 2003 (subsequent to quarter end), a parcel of land located in Reno, Nevada (that was acquired by the Partnership through foreclosure in 1996) was sold for $505,000, resulting in a gain to the Partnership of approximately $136,000. In addition, eight lots (two including houses) located in the manufactured home subdivision development located in Ione, California were sold for $471,000, resulting in a gain to the Partnership of approximately $128,000.

Changes in the allowance for real estate losses for the quarters ended September 30, 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of period	$660,000	$320,423
Provision	--	--
Deductions for real estate sold	--	(70,423)

Balance, end of period	$660,000	$250,000

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased two houses located on the ocean in Lincoln City for renovation and ultimate sale.

The Partnership is co-manager of OLH and is to receive 70% of the profits after payment of all interest on the original loan is made to the Partnership and priority return on partner contributions is allocated at the rate of 11% per annum. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership.

During the quarter ended September 30, 2003, the Partnership advanced an additional $748,000 to OLH for continued development and marketing of the condominium units and houses that have been for sale and received repayment of advances of $693,000 from sales and collections on notes receivable. During the quarter ended September 30, 2003, OLH sold seven interests in the second ocean house for cash proceeds of $586,000 and notes taken back in the amount of $420,000, resulting in gains in the total amount of $291,000. Both ocean houses have been fully sold as of September 30, 2003. During the quarter ended September 30, 2003, OLH bought back the interests in three of the condominium units previously sold in 2002 for a total of $74,000 to allow OLH to sell the condominiums individually. The net income to the Partnership (including gains on sales) was approximately $242,000 for the quarter ended September 30, 2003. The Partnership’s investment in OLH real property was approximately $1,137,000 as of September 30, 2003.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and as additional capital contributions. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses after payment of all interest on the original loan is made to the Partnership and priority return on partner contributions is allocated at the rate of 12% per annum. The net operating loss to the Partnership was approximately $40,000 during the quarter ended September 30, 2003. The Partnership’s total investment in Dation was approximately $1,881,000 as of September 30, 2003.

Investment in Real Estate Joint Venture

The Partnership had a construction loan made on a housing development located in Hayward, California. The loan was reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership was to receive interest on its advances to the joint venture at the rate of 10.25% per annum and is to receive 30% of the net profits from the sale of each house after payment of a 10% loan fee is made to the General Partner of the Partnership, Owens Financial Group, Inc. (OFG). As of September 30, 2003, the Partnership had received approximately $426,000 in payments of residual profits. The Partnership received the final repayment of its advances to the joint venture in the amount of $181,000 during the quarter ended September 30, 2003. The joint venture has been terminated as of September 30, 2003.

(4)     Real Estate Held for Investment

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $260,000 during the quarter ended September 30, 2003. The minority interest of the joint venture partner of approximately $117,000 as of September 30, 2003 is reported in the accompanying consolidated balance sheet.

(5)     Transactions with Affiliates

In consideration of the management services rendered to the Partnership, OFG is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans..

All of the Partnership’s loans are serviced by OFG, in consideration for which OFG receives up to .25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,798,000 and $1,362,000 for the three months ended September 30, 2003 and 2002, respectively, and $3,516,000 and $2,642,000 for the nine months ended September 30, 2003 and 2002, respectively. Service fee payments to OFG approximated $162,000 and $160,000 for the three months ended September 30, 2003 and 2002, respectively, and $474,000 and $448,000 for the nine months ended September 30, 2003 and 2002, respectively.

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2003 and 2002. If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2003, the management fees would have been $5,221,000 (increase of $1,705,000), which would have reduced net income allocated to limited partners by approximately 10.5% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.05. If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2002, the management fees would have been $4,923,000 (increase of $2,281,000), which would have reduced net income allocated to limited partners by approximately 14.0% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.05.

In determining the management fees and hence the yield to the partners, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. OFG expects that the management fees it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that OFG will again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. These charges are collected with the normal monthly payments and are remitted to OFG monthly. The amounts paid to OFG for such charges totaled approximately $40,000 and $205,000 for the three and nine months ended September 30, 2003, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $2,000 and $42,000 for the three and nine months ended September 30, 2003.

OFG originates all loans the Partnership invests in and receives a loan origination fee from borrowers, with the exception of those loans participated with outside entities. Such fees earned by OFG amounted to approximately $3,712,000 on loans originated of approximately $135,256,000 for the nine months ended September 30, 2003.

The Partnership reimburses OFG for certain administrative salaries, in addition to payroll costs incurred on a Partnership real estate property (which was sold in June 2003). The amount reimbursed to OFG during the three and nine months ended September 30, 2003 was approximately $11,000 and $123,000, respectively.

(6)     Note Payable

The Partnership has a note payable with a bank through its investment in 720 University, which is secured by a retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2004. Beginning in January 2004, an additional $24,800 is to be paid monthly and applied to principal. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (3.75% at September 30, 2003). Interest expense for the quarter ended September 30, 2003 and 2002 was approximately $84,000 and $82,000, respectively. The principal balance on the note as of September 30, 2003 and December 31, 2002 was approximately $8,818,000 and $8,190,000, respectively. The Company drew an additional $299,000 on the note during the quarter ended September 30, 2003. The note contains certain covenants, which the Company has complied with as of September 30, 2003.

(7)     Line of Credit Payable

The Partnership finalized a line of credit agreement with a group of banks in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was a balance of $4,000,000 and $6,867,000 outstanding on the line of credit as of September 30, 2003 and December 31, 2002, respectively. Interest expense for the quarters ended September 30, 2003 and 2002 was approximately $12,000 and $17,000, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 4.0% as of September 30, 2003. The line of credit expires on July 31, 2005. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of September 30, 2003.

(8)     Supplemental Disclosure of Non-Cash Operating and Investing Activities

Loans foreclosed and transferred to real estate held for sale,
net of allowance previously established	$3,300,000
Loans charged off against allowance for losses	353,370
Sale of real estate included in loans secured by trust deeds	1,480,000
Sales of real estate included in interest and other receivables	420,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,”“continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.

Results of Operations

Three Months Ended September 30, 2003 Compared to 2002

The net income increase of $240,000 (4.6%) for 2003 compared to 2002 was due to:

•	an increase in gain on sale of real estate of $194,000;

•	a decrease in rental expenses of $300,000; and

•	a decrease in the provision for loan losses of $343,000.

The net income increase in 2003 as compared to 2002 was offset by:

•	a decrease in interest income secured by trust deeds of $75,000;

•	a decrease in rental and other income from real estate properties of $96,000;

•	a decrease in other income of $21,000; and

•	an increase in management fees to general partner of $437,000.

        Gain on sale of real estate increased by $194,000 (88.7%) for the three months ended September 30, 2003, as compared to the same period in 2002, due to increased gains from the sale of interests in the second ocean house in Oregon Leisure Homes, LLC (OLH) during the three months ended September 30, 2003.

        The decrease in rental and other expenses on real estate properties of $300,000 (43.8%) between the quarter ended September 30, 2003 and 2002 was primarily the result of a decrease in expenses from the Partnership’s investment in OLH of approximately $61,000 as sales and operations wind down for that property and due to the sale of the commercial building located in Monterey, California in March 2003 and the sale of the hotel property located in Phoenix, Arizona in June 2003.

        The decrease in the provision for loan losses of $343,000 (100%) was the result of the net increase in specific reserves on loans in the total amount of $343,000 during the quarter ended September 30, 2002. There was no specific or general allowance established on loans during the quarter ended September 30, 2003.

        Interest income on loans secured by trust deeds decreased $75,000 (1.1%) for the quarter ended September 30, 2003, as compared to the same period in 2002. This decrease was a result of a decrease in the weighted average yield of the loan portfolio from 11.8% for the quarter ended September 30, 2002 to 11.3% for the quarter ended September 30, 2003 as a result of the continued decline in general market interest rates over the past year and the required decrease in the interest rate on a $12,500,000 delinquent loan from 12.5% to 7.0% pursuant to the stipulation of the bankruptcy court (see “Financial Condition – Loan Portfolio below). The decrease in interest income resulting from the decrease in the weighted average yield of the loan portfolio was partially offset by an increase in the weighted balance of the loan portfolio of 1.2% during the quarter ended September 30, 2003 as compared to 2002.

        The decrease in rental and other income from real estate properties of $96,000 (11.9%) was due primarily to the sale of a commercial building located in Monterey, California in March 2003 and the sale of a hotel property located in Phoenix, Arizona in June 2003.

        Interest income on investments (other income) decreased by $21,000 (41.8%) for the quarter ended September 30, 2003, as compared to the same period in 2002 due primarily to a decrease in the weighted average yield of the Partnership’s money market investments from approximately 1.9% for the quarter ended September 30, 2002 to approximately 0.9% during the quarter ended September 30, 2003.

        Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $437,000 (32.1%) during the quarter ended September 30, 2003 as compared to 2002 was partially a result of the growth in the average loan portfolio of approximately 1.2% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 and also due to collections on delinquent loans during the quarter ended September 30, 2003.

        The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2000, 2001 and 2002 and the nine months ended September 30, 2003 (annualized), the management fees were 1.85%, 1.48%, 1.46% and 1.84% of the average unpaid balance of mortgage loans, respectively.

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

        If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2003, the management fees would have been $5,221,000 (increase of $1,705,000), which would have reduced net income allocated to limited partners by approximately 10.5%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.05.

Nine Months Ended September 30, 2003 Compared to 2002

The net income increase of $270,000 (1.7%) for 2003 compared to 2002 was due to:

•	an increase in interest income secured by trust deeds of $1,635,000;

•	an increase in gain on sale of real estate of $283,000;

•	a decrease in legal and accounting expenses of $43,000; and

•	a decrease in the provision for loan losses of $705,000.

The net income increase in 2003 as compared to 2002 was offset by:

•	a decrease in rental and other income from real estate properties of $296,000;

•	a decrease in other income of $172,000;

•	an increase in management fees to general partner of $874,000;

•	an increase in rental expenses of $153,000; and

•	an increase in the provision for losses on real estate held for sale of $898,000.

        Interest income on loans secured by trust deeds increased $1,635,000 (8.5%) for the nine months ended September 30, 2003, as compared to the same period in 2002. This increase was a result of a 6.0% growth in the total loan portfolio during the nine months ended September 30, 2003 as compared to 2002 and the collection of interest on certain delinquent loans during the nine month period. The increase in the loan portfolio was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.9% for the nine months ended September 30, 2002 to 11.5% for the nine months ended September 30, 2003.

        Gain on sale of real estate increased by $283,000 (25.0%) for the nine months ended September 30, 2003, as compared to the same period in 2002 due to increased sales at the manufactured home subdivision development located in Ione, California and increased gain from the sale of the interests in the ocean houses in OLH during the nine months ended September 30, 2003.

        The decrease in legal and accounting expenses of $43,000 (25.3%) was due to professional fees incurred in the first quarter 2002 as a result of a new S-11 filing (registration of new units) with the Securities and Exchange Commission in January 2002 and the S-11 Post-Effective Amendment filing in April 2002. No registration of new units was made during the nine months ended September 30, 2003.

        The decrease in the provision for loan losses of $705,000 (50.9%) was the result of the net increase in specific and general reserves on loans in the total amount of $1,384,000 during the nine months ended September 30, 2002. Specific reserves were established on two loans in the total amount of $679,000 during the nine months ended September 30, 2003.

        The decrease in rental and other income from real estate properties of $296,000 (12.1%) was due primarily to the sale of a commercial building located in Monterey, California in March 2003 and the sale of a hotel property located in Phoenix, Arizona in June 2003.

        Interest income on investments (other income) decreased by $172,000 (57.9%) for the nine months ended September 30, 2003, as compared to the same period in 2002 due to a decrease of approximately $14,600,000 in the average amount of cash and equivalents held by the Partnership during the nine months ended September 30, 2003 as compared to 2002, and a decrease in the weighted average yield of the Partnership’s money market investments from approximately 1.6% for the nine months ended September 30, 2002 to approximately 1.3% for the nine months ended September 30, 2003.

        Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $874,000 (33.1%) during the nine months ended September 30, 2003 as compared to 2002 was partially a result of an increase in interest income collected on delinquent loans during the nine month period and the growth in the loan portfolio of approximately 6.0%.

        The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2000, 2001 and 2002 and the nine months ended September 30, 2003 (annualized), the management fees were 1.85%, 1.48%, 1.46% and 1.84% of the average unpaid balance of mortgage loans, respectively.

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

        If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2003, the management fees would have been $5,221,000 (increase of $1,705,000), which would have reduced net income allocated to limited partners by approximately 10.5%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.05.

        The increase in rental and other expenses on real estate properties of $153,000 (7.5%) between the nine months ended September 30, 2003 and 2002 was primarily the result of the following:

•	an increase in rental and other expenses from the Partnership’s investments in OLH, Dation, and 720 University of approximately $131,000;
•	selling expenses incurred of approximately $125,000 in connection with the sale of the hotel property located in Phoenix, Arizona; and
•	expenses incurred of approximately $241,000 on three non-operating properties that were obtained via foreclosure during late 2002 and early 2003.

        These increases were partially offset by decreases in rental expenses of approximately $240,000 as a result of the sales of the commercial building located in Monterey, California in March 2003 and hotel property located in Phoenix, Arizona in June 2003, continued lot and house sales at the manufactured home subdivision development in Ione, California, and other properties sold during 2002.

        The increase in the provision for losses on real estate held for sale of $898,000 was due to the creation of reserves on two properties in the total amount of $585,000 during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, an allowance established on a manufactured home subdivision development located in Ione, California was reversed resulting in a net recovery of losses on real estate held for sale of $314,000.

Financial Condition

September 30, 2003 and December 31, 2002

Loan Portfolio

        The number of Partnership mortgage investments decreased from 100 to 97, and the average loan balance increased from $2,602,000 to $2,722,000 between December 31, 2002 and September 30, 2003.

        Approximately $17,129,000 (6.5%) and $26,327,000 (10.1%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of September 30, 2003 and December 31, 2002, respectively. Of these amounts, approximately $3,450,000 (1.3%) and $6,503,000 (2.5%), respectively, were in the process of foreclosure, and approximately $1,600,000 (0.6%) and $4,300,000 (1.7%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $25,682,000 (9.7%) and $42,126,000 (16.2%) as of September 30, 2003 and December 31, 2002, respectively. Of the total past maturity loans as of September 30, 2003, $16,700,000 was paid off subsequent to quarter end.

        Loans in the process of foreclosure as of December 31, 2002 consisted of five loans, of which one loan in the amount of $353,000 was written off by the Partnership during the nine months ended September 30, 2003, the borrower of one loan in the amount of $1,600,000 entered into bankruptcy, one loan in the amount of $1,100,000 became current and is no longer in foreclosure, and two loans in the total amount of $3,450,000 are still delinquent and in foreclosure.

        Loans to borrowers who were in bankruptcy as of December 31, 2002 consisted of two loans, one in the amount of $2,000,000 was foreclosed upon during the nine months ended September 30, 2003 and one loan in the amount of $2,300,000 was foreclosed upon and the property sold during the nine months ended September 30, 2003. In addition, one loan in the amount of $1,600,000 was reclassified from a loan in the process of foreclosure to a loan subject to bankruptcy during the nine months ended September 30, 2003.

        As of September 30, 2003 and December 31, 2002, the Partnership held the following types of mortgages:

	September 30, 2003	December 31, 2002
1st Mortgages	$253,134,209	241,335,259
2nd Mortgages	10,934,681	18,875,862

Total	$264,068,890	$260,211,121

Income Producing Properties	$221,480,463	$228,210,411
Construction	26,096,973	12,670,310
Unimproved Land	14,031,454	16,938,678
Residential	2,460,000	2,391,722

Total	$264,068,890	$260,211,121

        As of September 30, 2003 and December 31, 2002, approximately 43% of the Partnership’s mortgage loans are secured by real property located in Northern California and approximately 51% and 55%, respectively, of the Partnership’s mortgage loans are secured by real property located in all of California.

        The Partnership’s investment in construction loans increased by $13,427,000 (106%) since December 31, 2002. This increase was primarily due to additional construction advances made on existing loans and two new construction loans in the total amount of approximately $7,500,000 funded during the nine months ended September 30, 2003.

        The Partnership’s investment in loans on unimproved land decreased by $2,907,000 (17.2%) since December 31, 2002. This decrease was the result of the repayment of six loans in the total amount of $14,300,000 during the nine months ended September 30, 2003, net of eight new loans on unimproved land in the total amount of $11,390,000.

        Changes in the allowance for loan losses for the quarter ended September 30, 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of period	$4,100,000	$4,231,000
Provision	--	343,000
Charge-off to real estate held for sale	--	--

Balance, end of period	$4,100,000	$4,574,000

        In June 2003, the borrower of a participated loan, with a principal balance outstanding to the Partnership of $12,500,000 (which represents a 62.5% pari pasu interest in a first trust deed of $20,000,000), filed bankruptcy. In July 2003, a stipulation of the bankruptcy court was executed, whereby the terms of the original loan were modified as follows: 1) an additional $2,000,000 was advanced to the borrower ($1,375,000 by the Partnership) in August 2003 for operating purposes; 2) the interest rate on the loan was reduced from 12.5% to 7.0% effective July 17, 2003; 3) interest payments have been accrued and deferred through October 31, 2003, with such deferred interest to be payable upon maturity; 4) interest payments are to recommence monthly on November 15, 2003; and 5) the maturity date was extended from June 14, 2003 to June 14, 2005. In the event of default of the stipulation by the borrower, the automatic bankruptcy stay will be lifted and the participants will be allowed to complete a foreclosure sale of the collateral. The Partnership has accrued interest in the amount of $258,000 as of September 30, 2003. No specific reserve has been provided for this loan based on the underlying collateral value.

Real Estate Properties Held for Sale and Investment

        The Partnership currently holds title to 14 properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $29,680,000 (including properties held in three limited liability companies), net of allowance for losses of $660,000 and accumulated depreciation and amortization of $727,000. As of September 30, 2003, properties held for sale total $13,851,000 and properties held for investment total $15,829,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

        During the quarter ended September 30, 2003, six lots (three including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired along with other improved lots by the Partnership through foreclosure in 1997) was sold for $528,000, resulting in a gain to the Partnership of approximately $122,000.

        During the quarter ended September 30, 2003, the Partnership advanced an additional $748,000 to OLH for continued development and marketing of the condominium units and houses that have been for sale and received repayment of advances of $693,000 from sales and collections on notes receivable. During the quarter ended September 30, 2003, OLH sold seven interests in the second ocean house for cash proceeds of $586,000 and notes taken back in the amount of $420,000, resulting in gains in the total amount of $291,000. Both ocean houses have been fully sold as of September 30, 2003. During the quarter ended September 30, 2003, OLH bought back the interests in three of the condominium units previously sold in 2002 for a total of $74,000 to allow OLH to sell the condominiums individually. The net income to the Partnership (including gains on sales) was approximately $242,000 for the quarter ended September 30, 2003. The Partnership’s investment in OLH real property was approximately $1,137,000 as of September 30, 2003.

        Changes in the allowance for real estate losses for the quarters ended September 30, 2003 and 2002 were as follows:

	2003	2002
Balance, beginning of period	$660,000	$320,423
Provision	--	--
Deductions for real estate sold	--	(70,423)

Balance, end of period	$660,000	$250,000

        Seven of the Partnership’s fourteen properties do not currently generate revenue. Expenses from rental properties have decreased from approximately $685,000 to $385,000 (43.8%) for the quarter ended September 30, 2002 and 2003, respectively, and revenues associated with these properties have decreased from $809,000 to $713,000 (11.9%), respectively.

        The decrease in expenses between the quarter ended September 30, 2003 and 2002 was primarily the result of a decrease in expenses from the Partnership’s investment in OLH of approximately $62,000 as sales and operations wind down for that property and due to the sale of the commercial building located in Monterey, California in March 2003 and the sale of the hotel property located in Phoenix, Arizona in June 2003.

        The decrease in income between the quarter ended September 30, 2003 and 2002 was due primarily to the sale of the commercial building located in Monterey, California in March 2003 and the sale of the hotel property located in Phoenix, Arizona in June 2003.

Cash and Cash Equivalents

        Cash and cash equivalents decreased from approximately $6,684,000 as of December 31, 2002 to $5,854,000 as of September 30, 2003 ($830,000 or 12.4%) due to a greater amount of new loans funded or purchased than repayments received on loans during the nine months ended September 30, 2003.

Interest and Other Receivables

        Interest and other receivables increased from approximately $3,177,000 as of December 31, 2002 to $3,311,000 as of September 30, 2003 ($134,000 or 4.2%) due primarily to the following:

•	an increase in deferred interest accrued on one loan in the amount of $258,000 pursuant to the stipulation of the bankruptcy court (see “Financial Condition – Loan Portfolio” above).
•	an increase in notes receivable from the sales of the ocean houses within OLH of approximately $247,000 during the nine months ended September 30, 2003;

        The increases above were offset by 1) a decrease in the weighted average yield on the loan portfolio from 11.7% as of December 31, 2002 to 11.2% as of September 30, 2003, which resulted in a decrease in monthly interest receivable from trust deeds of approximately $121,000 during the nine months ended September 30, 2003 and 2) the collection of a receivable in the amount of $188,000 from the Partnership’s investment in 720 University.

Due to General Partner

        Due to General Partner increased from approximately $957,000 as of December 31, 2002 to $1,367,000 as of September 30, 2003 ($411,000 or 42.9%) due to increased management fees owed to the General Partner as of September 30, 2003 pursuant to the Partnership Agreement (see “Results of Operations” above).

Note Payable

        Note payable increased from approximately $8,190,000 as of December 31, 2002 to $8,818,000 ($628,000 or 7.7%) as of September 30, 2003 due to additional advances made on the note payable securing the Greeley, Colorado retail complex to complete improvements to the property. There is an additional $82,000 to be advanced from the note for construction and tenant improvements.

Line of Credit Payable

        Line of credit payable decreased from $6,867,000 as of December 31, 2002 to a $4,000,000 balance outstanding as of September 30, 2003 as a result of the repayment of loans during the nine months ended September 30, 2003. There was $36,000,000 available to be advanced from the line of credit as of September 30, 2003.

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

        The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership’s mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner’s evaluation of the risk inherent in the Partnership’s loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the types and dollar amounts of the loans in the portfolio;

•	borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated net realizable value or fair value of the underlying collateral.

        Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. The following is a summary of actual losses realized on loans and real estate for the nine months ended September 30, 2003 and the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

	Loans	Real Estate
2003 (9 Months)	1,364,000	175,000
2002	1,235,000	70,000
2001	614,000	--
2000	--	--
1999	--	--
1998	--	712,000

        The loss on real estate in the amount of $712,000 during the year ended December 31, 1998 was a result of the sale of a foreclosed property to the General Partner at its fair market value.

        As of September 30, 2003, management believes that the allowance for loan losses of $4,100,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

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

        Withdrawal percentages have been 7.33%, 7.99%, 6.64%, 5.45%, 3.32% and 4.27% (annualized) for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, and the nine months ended September 30, 2003, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

        The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per Unit within 61 to 91 days after written notices are delivered to the General Partner, subject to the following limitations, among others:

•	No withdrawal of Units can be requested or made until at least one year from the date of purchase of those Units, other than Units received under the Partnership’s Reinvested Distribution Plan.

•	Any such payments are required to be made only from net proceeds and capital contributions (as defined) during said 91-day period.

•	A maximum of $100,000 per partner may be withdrawn during any calendar quarter.

•	The General Partner is not required to establish a reserve fund for the purpose of funding such payments.

•	No more than 10% of the total outstanding limited partnership interests may be withdrawn during any calendar year except upon a plan of dissolution of the Partnership.

        In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was a balance of $4,000,000 outstanding on the line of credit as of September 30, 2003.

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

Current Economic Conditions

        The recent slowdown in the economic climate in Northern California and the Western United States has appeared to stabilize. Although interest rates have leveled off in recent months, several key indices are at the lowest levels in decades. Despite the Partnership’s historical ability to make or purchase mortgage loans with relatively strong yields, increased competition by other mortgage lenders or changes in the economy could have the effect of reducing mortgage yields in the future. Present loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners. In addition, if there is less demand by borrowers for loans and, thus, fewer loans for the Partnership to invest in, the Partnership may be required to invest its excess cash in short-term alternative investments yielding considerably less than investments in mortgage loans. The Partnership has been closed to most new limited partner investments since September 2001. The Partnership has remained closed during this time because there have not been enough suitable mortgage investments for the Partnership to invest in to allow the Partnership to remain fully invested in loans. Remaining closed to limited partner investments prevents the Partnership from having to invest its excess cash in lower yielding investments, which could have the effect of decreasing the yield paid to existing limited partners.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The following table contains information about the cash held in money market accounts, commercial paper, loans held in the Partnership’s portfolio and a note payable securing a real estate property owned by the Partnership as of September 30, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair values as of September 30, 2003.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended September 30,

	2004	2005	2006	2007	2008	Thereafter	Total
Interest earning
assets:
Money market
accounts	$5,316,991	--	--	--	--	--	$5,316,991
Average interest rate	0.8%	--	--	--	--	--	0.8%
Loans secured by
trust deeds	$129,980,246	$91,913,173	$16,956,054	$293,783	$5,307,385	$19,618,249	$264,068,890
Average interest rate	11.7%	10.9%	10.4%	10.0%	8.7%	11.1%	11.2%
Interest bearing
liabilities:
Note payable to bank	$8,817,595	--	--	--	--	--	$8,817,595
Average interest rate	3.8%	--	--	--	--	--	3.8%
Line of credit
payable	--	$4,000,000	--	--	--	--	$4,000,000
Average interest rate	--	4.0%	--	--	--	--	4.0%

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

        The majority of the Partnership’s mortgage loans (88.4% as of September 30, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

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

Dated: November 12, 2003	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner

Dated: November 12, 2003	By: /s/ William C. Owens William C. Owens, President

Dated: November 12, 2003	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer

Dated: November 12, 2003	By: /s/ Melina A. Platt Melina A. Platt, Controller