Form 10-K
period 2003-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2004-03-25
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission file number 000-17248

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction
of incorporation or organization)

2221 Olympic Boulevard
Walnut Creek, California
(Address of principal executive
offices)

Registrant's telephone number,
including area code	68-0023931 (I.R.S. Employer Identification No.) 94595 (Zip Code) (925) 935-3840

Securities to be registered pursuant to Section 12(b) of the Act:

NONE

Securities to be registered pursuant to Section 12(g) of the Act:

Limited Partnership Units
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerate filer (as defined by Rule 12b-2 of the Act) Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with Registrant's Registration Statement No.333-69272 are incorporated by reference into Part IV.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	38
Consolidated Financial Statements and Supplementary Information		F-1
Exhibit 31.1 Exhibit 31.2 Exhibit 32

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

                        Owens Financial Group, Inc. (the General Partner) makes, arranges or purchases all of the loans invested in by the Partnership. The Partnership’s mortgage loans are secured by mortgages on unimproved, improved, income-producing and non-income-producing real property, such as apartments, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.

                        The following table shows the total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998.

	Total Partners’ Capital	Mortgage Investments	Net Income
2003......................................................	$284,464,268	$266,374,206	$21,841,989
2002......................................................	$280,350,974	$260,211,121	$21,669,959
2001......................................................	$272,286,714	$213,703,469	$21,889,224
2000......................................................	$238,757,190	$223,273,464	$22,535,056
1999......................................................	$214,611,813	$200,356,517	$17,479,853
1998......................................................	$201,340,802	$182,721,465	$16,978,692

                        As of December 31, 2003, the Partnership held investments in 95 mortgage loans, secured by liens on title and leasehold interests in real property, and one loan secured by a collateral assignment of a limited liability company that owns and is developing commercial real property in Arizona. 46% of the mortgage loans are located in Northern California. The remaining 54% are located in Southern California, Arizona, Colorado, Connecticut, Hawaii, Idaho, Missouri, Nevada, North Carolina, Oregon, South Carolina, Texas, Utah, Virginia and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2003:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2003)

	Number of Loans	Amount	Percent
1st Mortgages.............................................................................................	88	$260,321,236	97.73%
2nd Mortgages............................................................................................	7	6,052,970	2.27%

	95	$266,374,206	100.00%

Maturing on or before December 31, 2004 (1).........................................	45	$118,133,256	44.35%
Maturing on or between January 1, 2005 and December 31, 2006.......	36	122,448,740	45.97%
Maturing on or between January 1, 2007 and May 1, 2015..................	14	25,792,210	9.68%

	95	$266,374,206	100.00%

Income Producing Properties...................................................................	76	$227,559,987	85.43%
Construction...............................................................................................	5	22,044,472	8.28%
Unimproved Land......................................................................................	11	14,309,747	5.37%
Residential...................................................................................................	3	2,460,000	0.92%

	95	$266,374,206	100.00%

(1)	Approximately $19,979,000 was past maturity as of December 31, 2003.

                        The average loan balance of the mortgage loan portfolio of $2,804,000 as of December 31, 2003 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured by commercial properties. Of such investments, 11.3% earn a variable rate of interest and 88.7% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

                        As of December 31, 2003, the Partnership was invested in construction loans in the amount of approximately $22,044,000 and in loans secured by leasehold interests of $31,884,000. As of December 31, 2003, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of $23,182,000.

                        The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

o	$6,633,000 in cash and cash equivalents held for investment, required to transact the business of the Partnership and/or in conjunction with contingency reserve requirements;

o	$28,558,000 in real estate held for sale and investment; and

o	$3,952,000 in interest and other receivables.

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

                        A review includes a physical evaluation of the property securing the loan and the area in which the property is located, the financial stability of the borrower, and the property’s occupancy.

                        As of December 31, 2003, the Partnership’s portfolio included $22,828,000 (compared with $26,327,000 as of December 31, 2002) of loans delinquent in payment greater than 90 days, representing 8.6% of the Partnership’s investment in mortgage loans. Loans delinquent more than 90 days have historically represented between 3% to 10% of the total loans outstanding at any given time. The balance of delinquent loans at December 31, 2003 includes $4,363,000 (compared with $6,503,000 as of December 31, 2002) in the process of foreclosure and $1,600,000 (compared with $4,300,000 as of December 31, 2002) involving loans to borrowers who are in bankruptcy. The General Partner believes that these loans may result in a loss of principal and foregone interest. However, the General Partner believes that the $4,100,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 2003 is sufficient to cover any potential losses of principal.

                        There was a $353,000 loss realized upon write-off of a Partnership loan and a $1,011,000 loss realized upon the foreclosure and subsequent sale of a property securing a loan during the year ended December 31, 2003 (allowances had been previously established for $1,353,000 of these losses). There was a $1,235,000 loss recognized on a motel property located in Phoenix, Arizona at the time of foreclosure in 2002 and an additional $175,000 upon the sale of the property in 2003. There was a total loss of $614,000 realized on two Partnership loans during the year ended December 31, 2001. There were no actual losses incurred on loans by the Partnership during the years ended December 31, 2000, 1999 and 1998. However, the Partnership realized a loss on real estate in the amount of $712,000 from the sale of a foreclosed property to the General Partner at its fair market value during 1998.

                        Of the $26,327,000 that was delinquent as of December 31, 2002, $18,224,000 remained delinquent as of December 31, 2003, $1,100,000 was paid off, $4,300,000 became real estate acquired through foreclosure of the Partnership, $353,000 was written off as uncollectible and $2,350,000 was brought current.

                        Following is a table representing the Partnership’s delinquency experience (over 90 days) as of December 31, 2000, 2001, 2002 and 2003 and foreclosures by the Partnership during the years ended December 31, 2000, 2001, 2002 and 2003:

	2000	2001	2002	2003
Delinquent Loans	$8,014,000	$18,604,000	$26,327,000	$22,828,000
Loans Foreclosed	$685,000	$3,369,000	$9,370,000	$4,300,000
Total Mortgage Investments	$223,273,000	$213,703,000	$260,211,000	$266,374,000
Percent of Delinquent Loans to Total Loans	3.59%	8.71%	10.12%	8.57%

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

Compensation and Reimbursement from the Partnership

                        Management Fees

                        Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The management fee is paid monthly and cannot exceed 2¾% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the 12 months in the calendar year. Since this fee is paid monthly, it could exceed 2¾% in one or more months, but the total fee in any one year is limited to a maximum of 2¾%, and any amount paid above this must be repaid by the General Partner to the Partnership. The General Partner is entitled to receive a management fee on all loans, including those that are delinquent. The General Partner believes this is justified by the added effort associated with such loans. In order to maintain a competitive yield for the Partnership, the General Partner in the past has chosen not to take the maximum allowable compensation. A number of factors are considered in the General Partner’s monthly meeting to determine the yield to pay to partners. These factors include:

o	Interest rate environment and recent trends in interest rates on loans and similar investment vehicles;

o	Delinquencies on Partnership loans;

o	Level of cash held pending investment in mortgage loans; and

o	Real estate activity, including net operating income from real estate and gains/losses from sales.

                        Once the yield is set and all other items of tax basis income and expense are determined for a particular month, the management fees are also set for that month. Large fluctuations in the management fees paid to the General Partner are normally a result of extraordinary items of income or expense within the Partnership (such as gains or losses from sales of real estate, etc.) or fluctuations in the level of delinquent loans, since the majority of the Partnership’s assets are invested in mortgage loans.

                        If the maximum management fees had been paid to the General Partner during the year ended December 31, 2003, the management fees would have been $6,992,000 (increase of $1,863,000), which would have reduced net income allocated to limited partners by approximately 8.5%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.07.

                        If the maximum management fees had been paid to the General Partner during the years ended December 31, 2002 and 2001, the management fees would have been $6,724,000 (increase of $3,108,000) and $6,287,000 (increase of $2,849,000), respectively, which would have reduced net income allocated to limited partners by approximately 14.3% and 13.0%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.07 and $.07, respectively.

                        The maximum management fee permitted under the Partnership Agreement is 2¾% per year of the average upaid balance of mortgage loans. For the years 2000, 2001, 2002 and 2003, the management fees were 1.85%, 1.48%, 1.46% and 2.01% of the average unpaid balance of mortgage loans, respectively.

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

                        Carried Interest

                        Based upon the Partnership’s investment in mortgages of a minimum of 86.5% of capital contributions, the General Partner receives a carried interest of ½ of 1% of the aggregate capital accounts of the limited partners, which is additional compensation to the General Partner. The carried interest is increased each month by ½ of 1% of the net increase in the capital accounts of the limited partners. If there is a net decrease in the capital accounts for a particular month, no carried interest is allocated for that month and the allocation to carried interest is “trued-up” to the correct 0.5% amount in the next month that there is an increase in the net change in capital accounts. Thus, if the Partnership generates an annual yield on capital of the limited partners of 10%, the General Partner would receive additional distributions on its carried interest of approximately $150,000 per year if $300,000,000 of Units were outstanding. In addition, if the Partnership were liquidated, the General Partner could receive up to $1,500,000 in capital distributions without having made equivalent cash contributions as a result of its carried interest. These capital distributions, however, will be made only after the limited partners have received capital distributions equaling 100% of their capital contributions.

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

Compensation from Borrowers

                        In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the Partnership’s mortgage loans arranged by the General Partner.

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

                        Late Payment Charges

                        All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner. Generally, on the majority of the Partnership’s loans, the late payment fee charged to the borrower for late payments is 10% of the payment amount. In addition, on the majority of the Partnership’s loans, the additional interest charge required to be paid by borrowers once a loan is past maturity is in the range of 3%-5% (paid in addition to the pre-default interest rate).

Table of Compensation and Reimbursed Expenses

                        The following table summarizes the compensation and reimbursed expenses paid to the General Partner or its affiliates for the years ended December 31, 2003 and 2002, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms’-length negotiation.

	Year Ended December 31, 2003		Year Ended December 31, 2002
Form of Compensation	Actual	Maximum Allowable	Actual	Maximum Allowable
Paid by the Partnership:
Management Fees*	$5,129,000	$6,992,000	$3,616,000	$6,724,000
Servicing Fees	635,000	635,000	611,000	611,000
Carried Interest	20,000	20,000	40,000	40,000

Subtotal	$5,784,000	$7,647,000	$4,267,000	$7,375,000

Paid by Borrowers:
Loan Origination Fees	$6,829,000	$6,829,000	$5,815,000	$5,815,000
Late Payment Charges	347,000	347,000	649,000	649,000

Subtotal	$7,176,000	$7,176,000	$6,464,000	$6,464,000

Grand Total	$12,960,000	$14,823,000	$10,731,000	$13,839,000

Reimbursement by the Partnership of
Other Expenses	$134,000	$134,000	$217,000	$217,000

*                         The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the partners.

                        Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2003 and 2002, exclusive of expense reimbursement, was $12,960,000 and $10,731,000, respectively, or 4.6% and 3.8%, respectively, of partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $14,823,000 and $13,839,000, respectively, or 5.2% and 4.9%, respectively, of partners’ capital, which would have reduced net income allocated to limited partners by approximately 8.5% and 14.3%, respectively.

                        Loan origination fees as a percentage of loans purchased by the Partnership were 4.0%, 4.2% and 4.3% for the years ended December 31, 2003, 2002, and 2001, respectively. Of the $6,829,000 in loan origination fees accrued during the year ended December 31, 2003, approximately $2,257,000 were back-end fees earned as of December 31, 2003 but will not be collected until the related loans are paid in full. Of the $5,815,000 in loan origination fees accrued during the year ended December 31, 2002, approximately $2,142,000 were back-end fees earned as of December 31, 2002 but will not be collected until the related loans are paid off in full. Of the $6,990,000 in loan origination fees accrued during the year ended December 31, 2001, approximately $225,000 were back-end fees earned as of December 31, 2001 but will not be collected until the related loans are paid off in full.

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

Principal Investment Objectives

                        The Partnership invests primarily in mortgage loans on commercial, industrial and residential income-producing real property and land. The General Partner arranges, makes and/or purchases all loans, which are then either made or purchased by the Partnership, on a loan-by-loan basis. Normally, when the Partnership has sufficient funds available to make or invest in a specific loan, the General Partner will give the Partnership priority in making or purchasing the loan over other persons to whom the General Partner may sell loans as a part of its business. However, there may be limited instances when another investor may be given priority over the Partnership to purchase a particular loan, such as when the particular loan does not meet all of the investment criteria of the Partnership or when the General Partner does not want to add more of a particular loan type to the Partnership’s portfolio. Factors that further influence the General Partner in determining whether the Partnership has priority over other investors include the following:

o	All loans arranged by the General Partner which are secured by property located outside the State of California and that satisfy investment criteria of the Partnership will be acquired by the Partnership; and

o	All hypothecation loans (also called “wrap-around loans” or “all-inclusive deeds of trust”) will be made or acquired by the Partnership. A hypothecation loan is one in which the security for the loan is the assignment of another secured promissory note.

                        In December 2001, the Partnership obtained its California Finance Lender (“CFL”) license to enable it to fund loans directly to borrowers. Obtaining this license has not changed the business of the Partnership in any way or changed the duties of or fees paid to the General Partner. The main benefit of the Partnership receiving its CFL license is the quicker investment of proceeds from capital contributions and loan payoffs into new loans, which may increase the income earned by the Partnership.

                        The Partnership’s two principal investment objectives are to preserve the capital of the Partnership and provide monthly cash distributions to the limited partners. It is not an objective of the Partnership to provide tax-sheltered income. Under the Partnership Agreement, the General Partner would be permitted to modify these investment objectives without the vote of limited partners but has no authority to do anything that would make it impossible to carry on the ordinary business as a mortgage investment limited partnership.

                        The General Partner locates and identifies virtually all mortgages the Partnership invests in and makes all investment decisions on behalf of the Partnership in its sole discretion. The limited partners are not entitled to act on any proposed investment. In evaluating prospective investments, the General Partner considers such factors as the following:

o	the ratio of the amount of the investment to the value of the property by which it is secured;

o	the property’s potential for capital appreciation;

o	expected levels of rental and occupancy rates;

o	current and projected cash flow generated by the property;

o	potential for rental rate increases;

o	the marketability of the investment;

o	geographic location of the property;

o	the condition and use of the property;

o	the property’s income-producing capacity;

o	the quality, experience and creditworthiness of the borrower;

o	general economic conditions in the area where the property is located; and

o	any other factors that the General Partner believes are relevant.

                        Substantially all investment loans of the Partnership are arranged or originated by the General Partner, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, the General Partner is continuously evaluating prospective investments. The General Partner originates loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. The Partnership may purchase or participate in existing loans that were originated by other lenders. Such a loan might be obtained by the General Partner from a third party and sold to the Partnership at an amount equal to or less than its face value. The General Partner evaluates all potential mortgage loan investments to determine if the security for the loan and the loan-to-value ratio meet the standards established for the Partnership, and if the loan can meet the Partnership’s investment criteria and objectives. An appraisal will be ordered on the property securing the loan, and an officer, director, agent or employee of the General Partner will inspect the property during the loan approval process.

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

Types of Mortgage Loans

                        The Partnership invests in first, second, and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. The Partnership does not ordinarily make or invest in mortgage loans with a maturity of more than 15 years, and most loans have terms of 1-3 years. Virtually all loans provide for monthly payments of interest and some also provide for principal amortization. Most Partnership loans provide for payments of interest only and a payment of principal in full at the end of the loan term. The General Partner does not generally originate loans with negative amortization provisions. The Partnership does not have any policies directing the portion of its assets that may be invested in construction loans, loans secured by leasehold interests and second, third and wrap-around mortgage loans. However, the General Partner recognizes that these types of loans are riskier than first deeds of trust on income-producing, fee simple properties and will seek to minimize the amount of these types of loans in the Partnership’s portfolio. Additionally, the General Partner will consider that these loans are riskier when determining the rate of interest on the loans.

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

                        Leasehold Interest Loans

                        Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit the General Partner to cure any default under the lease.

                        Variable Rate Loans

                        Approximately 11.3% ($30,184,000) of the Partnership’s loans as of December 31, 2003 bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh or Twelfth District Savings Institutions (Federal Home Loan Bank Board).

                        The General Partner may negotiate spreads over these indices of from 2.5% to 6.5%, depending upon market conditions at the time the loan is made.

                        The following is a summary of the various indices described above as of December 31, 2003 and December 31, 2002:

	December 31, 2003	December 31, 2002
One-year Treasury Constant Maturity Index	1.26%	1.41%
Five-year Treasury Constant Maturity Index	3.25%	2.89%
Prime Rate Index	4.00%	4.25%
Monthly Weighted Average Cost of Funds for
Eleventh District Savings Institutions	1.82%	2.54%
Monthly Weighted Average Cost of Funds for
Twelfth District Savings Institutions	2.30%	3.04%

                        The majority of the Partnership’s variable rate loans use the five-year Treasury Constant Maturity Index. This index tends to be less sensitive to fluctuations in market rates. Thus, it is possible that the rates on the Partnership’s variable rate loans will rise slower than the rates of other loan investments available to the Partnership. However, most variable rate loans arranged by the General Partner contain provisions whereby the interest rate cannot fall below the starting rate (the “floor rate”). Thus, for variable rate loans, the Partnership is generally protected against declines in general market interest rates.

                        Interest Rate Caps

                        All of the Partnership’s variable rate loans have interest rate caps. The interest rate cap is generally a ceiling that is 2-4% above the starting rate with a floor rate equal to the starting rate. The inherent risk in interest rate caps occurs when general market interest rates exceed the cap rate.

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

Prepayment Penalties

                        The Partnership’s loans typically do not contain prepayment penalties. If the Partnership’s loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds.

Balloon Payment

                        A majority of the loans made or invested in by the Partnership require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

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

Loans to Affiliates

                        The Partnership will not provide loans to the General Partner, affiliates of the General Partner, or any limited partnership or entity affiliated with or organized by the General Partner except for cash advances made to the General Partner, its affiliates, agents or attorneys (“Indemnified Party”) for reasonable legal expenses and other costs incurred as a result of any legal action or proceeding if:

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

Borrowing

                        The Partnership may incur indebtedness for the purpose of:

o	investing in mortgage loans;

o	to prevent default under mortgage loans that are senior to the Partnership’s mortgage loans;

o	to discharge senior mortgage loans if this becomes necessary to protect the Partnership’s investment in mortgage loans; or

o	to operate or develop a property that the Partnership acquires under a defaulted loan.

                        The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. The balance outstanding on the line of credit was $6,000,000 as of December 31, 2003.

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

No Trust or Investment Company Activities

                        The Partnership has not qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended, and, therefore, is not subject to the restrictions on its activities that are imposed on real estate investment trusts. The Partnership conducts its business so that it is not an “investment company” within the meaning of the Investment Company Act of 1940. It is the intention of the Partnership to conduct its business in such manner as not to be deemed a “dealer” in mortgage loans for federal income tax purposes.

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

Competition and General Economic Conditions

                        The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part because the General Partner generates all of its loans. The General Partner has been in the business of making or investing in mortgage loans in Northern California since 1951 and has developed a quality reputation and recognition within the field.

                        The Partnership’s sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the loans are concentrated, could result in a decline in the demand for real estate acquisition and development loans. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Partnership’s lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest rates the Partnership is able to obtain on loans. Since the Partnership’s loans generally do not have prepayment penalties, declining interest rates may also cause borrowers to prepay their loans and the Partnership may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Partnership may experience.

                        In general, mortgage interest rates continued to fall slightly during 2003. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a continuing poor economy and low threat of inflation. Many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would normally provide the Partnership with additional lending opportunities at above-market rates. However, as a result of the poor economy, there are now fewer transactions in the marketplace, which has reduced the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, a continuing poor economy and low threat of inflation could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners.

                        With the exception of the reinvestment of distributions, the Partnership has been closed to most new limited partner investments since September 2001. The Partnership has remained closed during this time because there have not been enough suitable mortgage investments for the Partnership to invest in to allow the Partnership to remain fully invested in loans. Remaining closed to most new limited partner investments reduces the Partnership’s excess cash that would be invested in lower yielding investments, which could have the effect of decreasing the yield paid to existing limited partners.

Item 2. Properties

                        Between 1993 and 2003, the Partnership foreclosed on $34,145,000 of delinquent mortgage loans and acquired title to 31 properties securing the loans. As of December 31, 2003, the Partnership still holds title to 10 of these properties (either solely or through its investments in the limited liability companies discussed below) and one property that was purchased and is held within a corporate joint venture. As of December 31, 2003, the total carrying amount of these properties was $28,558,000, net of an allowance for losses of $660,000. Three of the properties are being held for long-term investment and the remaining eight properties are being marketed for sale or will be marketed for sale in the foreseeable future. All of the properties individually have a book value less than 2% of total Partnership assets as of December 31, 2003, other than the property within the corporate joint venture, which was not acquired through foreclosure. See “Investment in Corporate Joint Venture” below.

o	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.

o	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties acquired through foreclosure (other than within the corporate joint venture- see below).

o	Of the eleven properties held, seven of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on the property within the corporate joint venture- see below).

o	Management of the General Partner believes that all properties owned by the Partnership are adequately covered by customary casualty insurance.

o	The Partnership maintains an allowance for losses on real estate held for sale in its financial statements of $660,000 as of December 31, 2003.

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

                        During the year ended December 31, 2003, the Partnership advanced an additional $1,037,000 to OLH for continued development and marketing of the condominium units and houses that have been for sale and received repayment of advances of $1,008,000 from sales and collections on notes receivable. During the year ended December 31, 2003, OLH sold the remaining one interest in the first ocean house and seven interests in the second ocean house for total cash proceeds of $670,000 and notes taken back in the amount of $420,000, resulting in gains in the total amount of $329,000. Both ocean houses have been fully sold as of December 31, 2003. During the year ended December 31, 2003, OLH bought back the interests in three of the condominium units previously sold in 2002 for a total of $74,000 to allow OLH to sell the condominiums individually. As a result of an analysis performed based on projected sales proceeds, OLH recorded an allowance for losses in the amount of $410,000 on the condominium units during the year ended December 31, 2003. The net loss to the Partnership was approximately $373,000 for the year ended December 31, 2003. The Partnership’s investment in OLH real property was approximately $1,137,000 as of December 31, 2003.

Dation, LLC

                        Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. Certain of these lots are currently being rented to tenants. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and as additional capital contributions. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses after payment of all interest on the original loan is made to the Partnership and priority return on partner contributions is allocated at the rate of 12% per annum.

                        The net operating loss to the Partnership was approximately $149,000 and $184,000 during the years ended December 31, 2003 and 2002, respectively. The Partnership also recognized $64,000 and $128,000 in interest income from its loan to Dation during the years ended December 31, 2002 and 2001, respectively. The Partnership advanced an additional $136,000 and $140,000, respectively, to Dation and received repayments from sales of lots in the amount of $74,000 and $60,000, respectively, during the years ended December 31, 2003 and 2002. The Partnership’s total investment in Dation was approximately $1,845,000 and $1,931,000 as of December 31, 2003 and 2002, respectively.

Investment in Real Estate Joint Venture

                        The Partnership had a construction loan on a housing development located in Hayward, California. The loan was reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership received interest on its advances to the joint venture at the rate of 10.25% per annum and 30% of the net profits from the sale of each house after payment of a 10% loan fee was made to OFG. As of December 31, 2003, the Partnership has received all interest payments due on the loan and has received $426,000 in payments of residual profits. The Partnership advanced an additional $1,350,000 to the joint venture and received repayment of all remaining advances in the amount of $2,681,000 during the year ended December 31, 2003. The joint venture has been terminated as of December 31, 2003.

Investment in Corporate Joint Venture

                        The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the balance sheet and income statement of the Partnership.

                        The net income to the Partnership was approximately $418,000, $291,000 and $186,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The minority interest of the joint venture partner was approximately $124,000 and $132,000 as of December 31, 2003 and 2002, respectively. The Partnership’s investment in the real property within 720 University was approximately $13,063,000 and $11,912,000 as of December 31, 2003 and 2002, respectively. The Partnership has a note payable with a bank through its investment in 720 University, which is secured by the property. The balance on the note was $8,877,000 and $8,190,000 as of December 31, 2003 and 2002, respectively. 720 University continues to make tenant improvements on the property as required.

Item 3. Legal Proceedings

The Partnership is not presently involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

a.	There is no established public market for the trading of Units.

b.	Holders: As of December 31, 2003, 2,878 Limited Partners held 281,854,760 Units of limited partnership interest in the Partnership.

c.	The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions of net income to the Limited Partners of approximately $21,946,000 and $20,977,000 during 2002 and 2003, respectively. It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders.

Item 6. Selected Financial Data

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

	As of and for the year ended December 31
	2003	2002	2001	2000	1999
Loans secured by trust deeds	$266,374,206	$260,211,121	$213,703,469	$223,273,464	$200,356,517
Less: Allowance for loan losses	(4,100,000)	(4,774,000)	(4,425,000)	(4,000,000)	(4,000,000)
Real estate held for investment	15,394,293	16,200,449	14,064,664	13,078,189	--
Real estate held for sale .	13,823,574	15,791,632	14,768,961	6,683,419	13,733,722
Less: Allowance for losses on
real estate	(660,000)	(250,000)	(634,000)	(1,136,000)	(1,336,000)
Cash, cash equivalents and other
assets	10,584,566	10,053,851	43,812,645	8,300,109	7,617,278

Total assets	$301,416,639	$297,233,053	$281,290,739	$246,199,181	$216,371,517

Liabilities	$16,828,444	$16,750,541	$8,896,345	$7,339,888	$1,759,704
Minority interest	123,927	131,538	107,680	102,103	--
Partners’ capital
General partner	2,805,528	2,755,846	2,677,867	2,334,845	2,104,936
Limited partners	281,658,740	277,595,128	269,608,847	236,422,345	212,506,877

Total partners’ capital	284,464,268	280,350,974	272,286,714	238,757,190	214,611,813

Total liabilities /
Partners’ capital	$301,416,639	$297,233,053	$281,290,739	$246,199,181	$216,371,517

Revenues	$32,234,785	$31,078,295	$29,479,565	$28,268,431	$22,184,072
Expenses:
Carried interest	20,342	40,075	173,292	102,212	67,907
Management fees	5,129,039	3,616,102	3,437,684	3,914,488	2,652,882
Servicing fees	635,398	611,243	571,538	531,337	479,592
Rental expenses	2,691,789	3,090,324	1,546,678	763,754	581,537
Interest expense	373,524	426,778	429,032	235,311	--
Minority interest	(7,611)	35,848	5,577	2,103	--
Provision for losses on loans	679,370	1,584,000	1,039,645	--	500,000
Provision for (recovery of)
losses on real estate, net	584,532	(313,577)	--	--	152,000
Other	286,413	317,543	386,895	184,170	270,301

Total Expenses	10,392,796	9,408,336	7,590,341	5,733,375	4,704,219

Net Income	$21,841,989	$21,669,959	$21,889,224	$22,535,056	$17,479,853

Net income allocated to general
partner	$216,765	$214,125	$214,147	$221,684	$172,335

Net income allocated to limited
partners	$21,625,224	$21,455,834	$21,675,077	$22,313,372	$17,307,518

Net income allocated to limited
partners per limited
partnership unit	$.08	$.08	$.08	$.10	$.08

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

                        Some of the information in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,”“continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Prospectus. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.

Results of Operations

Overview

                        The Partnership’s primary objective is to generate monthly income from its investment in mortgage loans. There is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. The loan underwriting standards the General Partner utilizes are less strict than traditional mortgage lenders. One of the Partnership’s competitive advantages is the ability to approve loan applications quicker than traditional lenders.

                        The Partnership will originate loans secured by very diverse property types. In addition, the Partnership will occasionally lend to borrowers whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors and also because the General Partner is not an expert in all of the diverse property types and geographic locations that the Partnership’s loans are located, the Partnership may make mortgage loans that are riskier than mortgage loans made by commercial banks and other institutional lenders. However, in return, the Partnership seeks higher interest rates and the General Partner attempts to mitigate potentially increased lending risks such as by imposing lower loan to value ratios than traditional mortgage lenders.

                        The Partnership’s operating results are affected primarily by: (1) the amount of capital and/or borrowings available to invest in mortgage loans; (2) the level of real estate lending activity in the markets serviced; (3) the ability to identify and work with suitable borrowers; (4) the interest rates the Partnership is able to charge on loans; (5) the level of delinquencies on mortgage loans; (6) the level of foreclosures and related loan and real estate losses experienced; and (7) the operating income or losses from foreclosed properties prior to the time of disposal.

                        The United States economy has suffered from a mild recession over the past few years. A prolonged recession may continue to dampen real estate development activity, thereby decreasing the market for the Partnership’s loans. In addition, a continuing decline in interest rates, which has been largely attributable to the weak economy, may be expected to decrease the interest rates that can be charged on Partnership loans. The average interest rate on the Partnership’s loans at December 31, 2003 was 11.1% as compared to 11.7% at December 31, 2002. To the extent that the efforts of borrowers to develop and sell commercial real estate projects are adversely impacted by the economy, the Partnership may experience an increase in loan defaults which may reduce the amount of income available for distribution to partners. As a result of increased management fees paid to the General Partner in 2003 and the decrease in the weighted average interest rate on mortgage loans, the annualized rate of return to partners for 2003 was 7.4% as compared to 7.9% in 2002.

                        Although Partnership lending activity in 2003 has kept pace with lending activity in prior years, the level of loan payoffs has increased substantially in 2003. This has required the Partnership to remain closed to additional partner investments since September 2001.

                        Adverse economic conditions during the next year could have a material impact on the collectibility of loans. Recognizing this risk, the General Partner seeks to maintain a low loan-to-value ratio which, as of December 31, 2003, was 54% on a weighted average basis. In this manner, the Partnership hopes to retain sufficient cushion in the underlying equity position to protect the value of loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon the Partnership’s financial condition and operating results.

                        Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2003, 45.8% of the principal amount of loans were secured by real estate in Northern California, while 13.5% and 8.0% were secured by real estate in Nevada and Southern California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations. Commercial real estate markets in segmented areas of California have continued to prosper, with significant borrowing activity, throughout the current recession. However, there is no assurance that the rate of growth will continue to increase in the future. As noted above, if the recession continues for an extended period or deepens, particularly in any of the identified states, the Partnership’s operating results could be adversely affected.

2003 Compared to 2002

The net income increase of $172,000 (0.79%) for 2003 compared to 2002 was due to:

o	an increase in interest income secured by trust deeds of $1,393,000;

o	an increase in gain on sale of real estate of $452,000;

o	a decrease in legal and accounting expenses of $32,000;

o	a decrease in rental and other expenses on real estate properties of $399,000;

o	a decrease in interest expense of $53,000; and

o	a decrease in the provision for loan losses of $905,000.

The net income increase in 2003 as compared to 2002 was offset by:

o	a decrease in rental and other income from real estate properties of $520,000;

o	a decrease in other income of $168,000;

o	an increase in management fees to the general partner of $1,513,000; and

o	an increase in the provision for losses on real estate held for sale of $898,000.

                        Interest income on loans secured by trust deeds increased $1,393,000 (5.3%) for the year ended December 31, 2003, as compared to the same period in 2002. This increase was a result of a 4.0% growth in the average loan portfolio during the year ended December 31, 2003 as compared to 2002 and the collection of interest on certain delinquent loans during the year. The increase in the loan portfolio was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.9% for the year ended December 31, 2002 to 11.4% for the year ended December 31, 2003.

                        Gain on sale of real estate increased by $452,000 (33.1%) for the year ended December 31, 2003, as compared to the same period in 2002 due to increased sales at the manufactured home subdivision development located in Ione, California, increased sales of the interests in the ocean houses in OLH, and gains from the sales of the commercial property in Monterey, California and the land in Reno, Nevada during the year ended December 31, 2003. See further discussion under “Real Estate Properties Acquired Through Foreclosure and Held for Sale and Investment” below.

                        The decrease in legal and accounting expenses of $32,000 (15.8%) was due to professional fees incurred in the first quarter of 2002 as a result of a new S-11 filing (registration of new units) with the Securities and Exchange Commission in January 2002 and the S-11 Post-Effective Amendment filing in April 2002. No registration of new units was made during the year ended December 31, 2003.

                        The decrease in rental and other expenses on real estate properties of $399,000 (12.9%) between the year ended December 31, 2003 and 2002 was primarily the result of the following:

o	a decrease in rental expenses of approximately $272,000 as a result of the sales of the commercial building located in Monterey, California and the hotel property located in Phoenix, Arizona during 2003;

o	a decrease in expenses of approximately $60,000 from the manufactured home subdivision development in Ione, California due to the continued sale of lots and houses in the development; and

o	a decrease in expenses of approximately $60,000 from the Partnership’s investment in Oregon Leisure Homes, LLC as a result of the final sales of the ocean houses during 2003 and the subsequent winding down of operations.

                        The decrease in interest expense of $53,000 (12.5%) was due to decreased usage of the Partnership’s line of credit during 2003 compared to 2002 and also due to a decline in the average interest rate on borrowings during 2003.

                        The decrease in the provision for loan losses of $905,000 (57.1%) was due to specific reserves that were established on two loans in the total amount of $679,000 during the year ended December 31, 2003. During the year ended December 31, 2002, there were specific and general reserves in the total amount of $1,584,000 established. See “Financial Condition – Loan Portfolio” below.

                        The decrease in rental and other income from real estate properties of $520,000 (16.1%) was due primarily to the sale of the commercial building located in Monterey, California and the sale of the hotel property located in Phoenix, Arizona during 2003.

                        Interest income on investments (other income) decreased by $168,000 (50.3%) for the year ended December 31, 2003 as compared to the same period in 2002 due to a decrease of approximately $11,000,000 in the average amount of cash and equivalents held by the Partnership during the year ended December 31, 2003 as compared to 2002, and a decrease in the weighted average yield of the Partnership’s money market investments from approximately 2.1% for the year ended December 31, 2002 to approximately 1.2% for the year ended December 31, 2003.

                        Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $1,513,000 (41.8%) during the year ended December 31, 2003 as compared to 2002 was partially a result of an increase in interest income collected on delinquent loans during the year and the growth in the loan portfolio of approximately 4.0%.

                        The maximum management fee permitted under the Partnership Agreement is 2¾% per year of the average unpaid balance of mortgage loans. For the years 2000, 2001, 2002 and 2003, the management fees were 1.85%, 1.48%, 1.46% and 2.01% of the average unpaid balance of mortgage loans, respectively.

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

                        If the maximum management fees had been paid to the General Partner during the year ended December 31, 2003, the management fees would have been $6,992,000 (increase of $1,863,000), which would have reduced net income allocated to limited partners by approximately 8.5%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.07.

                        The increase in the provision for losses on real estate held for sale of $898,000 was due to the creation of reserves on two properties in the total amount of $585,000 during the year ended December 31, 2003. During the year ended December 31, 2002, an allowance established on the manufactured home subdivision development located in Ione, California was reversed resulting in a net recovery of losses on real estate held for sale of $314,000.

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

                        Interest income on investments (other income) decreased by $345,000 (50.8%) for the year ended December 31, 2002, as compared to the same period in 2001 due primarily to a decrease in the average yield on the Partnership’s investments from 4.0% to 2.1% due to a decrease in general market interest rates.

                        Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $178,000 (5.2%) during the year ended December 31, 2002 as compared to 2001 was primarily a result of an increase in the average loan portfolio of 7.0% during the year.

                        The maximum management fee permitted under the Partnership Agreement is 2¾% per year of the average upaid balance of mortgage loans. For the years 2000, 2001 and 2002, the management fees were 1.85%, 1.48% and 1.46% of the average unpaid balance of mortgage loans, respecitvely.

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

                        The increase in rental and other expenses on real estate properties of $1,544,000 (99.8%) and the increase in rental and other income on real estate properties of $637,000 (24.5%) was primarily the result of the foreclosure on a hotel located in Phoenix, Arizona during the year ended December 31, 2002 and its subsequent operation, the acquisition of a commercial building through foreclosure in the last half of 2001, the losses incurred from the Partnership’s investments in OLH and Dation of $366,000 during the year ended December 31, 2002, and delinquent property taxes and other expenses incurred in the total amount of $410,000 on three non-operating properties that were obtained via foreclosure during 2002. See further discussion under “Real Estate Properties Acquired Through Foreclosure and Held for Sale and Investment” below.

                        The provision for loan losses of $1,584,000 for the year ended December 31, 2002 was based on an analysis performed on the loan portfolio as of December 31, 2002. See “Financial Condition – Loan Portfolio”below.

                        Interest income on loans secured by trust deeds increased $1,382,000 (5.6%) for the year ended December 31, 2002, as compared to the same period in 2001. This increase was a result of an increase in the average loan portfolio of 7.0% during the year ended December 31, 2002 as compared to 2001 and an increase in the weighted average yield of the loan portfolio from 11.75% for the year ended December 31, 2001 to 11.86% for the year ended December 31, 2002. The increase was partially offset by the increase in loans delinquent greater than ninety days during the year ended December 31, 2002. See “Financial Condition – Loan Portfolio” below.

                        The decrease in carried interest to the general partner of $133,000 (76.9%) is a result of decreased limited partner contributions to the Partnership during the year ended December 31, 2002 as the Partnership has been closed to most new investments since September 1, 2001. On a monthly basis, the General Partner receives an additional carried interest in the Partnership equal to ½ of 1% of the net increase in the capital accounts of the limited partners pursuant to the Partnership Agreement.

                        The decrease in other expenses of $113,000 (60.5%) was due primarily to registration fees paid to the Securities and Exchange Commission, National Association of Securities Dealers and various states related to a new Partnership registration statement originally filed in September 2001. No filings requiring the payment of fees occurred in 2002.

                        The net recovery of losses on real estate held for sale of $314,000 was the result of the reversal of an allowance in the amount of $384,000 previously established on the manufactured home subdivision development located in Ione, California, due to management’s evaluation of the property’s fair market value based on recent sales. This recovery was offset by an allowance in the amount of $70,000 established on the commercial building located in Gresham, Oregon in June 2002, which was sold by the Partnership in July 2002.

Financial Condition

December 31, 2003, 2002 and 2001

Loan Portfolio

                        At the end of 2001 and 2002 the number of Partnership mortgage investments was 97 and 100, respectively, and decreased to 95 by December 31, 2003. The average loan balance was $2,203,000 and $2,602,000 at the end of 2001 and 2002 respectively, and increased to $2,804,000 as of December 31, 2003. The average loan balance in the Partnership’s portfolio has been steadily increasing for several years. This is due to the fact that there are more lenders competing for short-term bridge financing at loan levels of $1,000,000 and less, and many of these lenders have the financial capability of funding these loans at more competitive rates. The current opportunities for maximizing the return to the Partnership are greater for larger loan amounts.

                        Approximately $22,828,000 (8.6%) and $26,327,000 (10.1%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of December 31, 2003 and 2002, respectively. Of these amounts, approximately $4,363,000 (1.6%) and $6,503,000 (2.5%) were in the process of non-judicial foreclosure and approximately $1,600,000 (0.6%) and $4,300,000 (1.7%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $12,279,000 as of December 31, 2003. Of the total past maturity loans as of December 31, 2003, $2,750,000 was paid off and $2,350,000 were rewritten subsequent to year end.

                        The General Partner does not expect the delinquency rate on the Partnership’s loan portfolio to continue to increase in the forseeable future. However, there is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.

                        Loans in the process of foreclosure decreased by $2,140,000 (32.9%) from December 31, 2002 to December 31, 2003. Loans in the process of foreclosure as of December 31, 2002 consisted of five loans, of which one loan in the amount of $353,000 was written off by the Partnership during the year ended December 31, 2003, the borrower of one loan in the amount of $1,600,000 entered into bankruptcy, two loans in the total amount of $3,450,000 became current and are no longer in foreclosure, and one loan in the total amount of $1,100,000 is still delinquent and in foreclosure. In addition, two new loans with a total principal balance of $3,263,000 entered into foreclosure during the year ended December 31, 2003.

                        Loans to borrowers who were in bankruptcy decreased by $2,700,000 (62.8%) from December 31, 2002 to December 31, 2003. Loans to borrowers who were in bankruptcy as of December 31, 2002 consisted of two loans, both of which were foreclosed upon during the year ended December 31, 2003. In addition, one loan in the amount of $1,600,000 was reclassified from a loan in the process of foreclosure to a loan subject to bankruptcy during the year ended December 31, 2003.

                        As of December 31, 2003, 2002 and 2001, the Partnership held the following types of mortgages:

	December 31, 2003	December 31, 2002	December 31, 2001
1st Mortgages	$260,321,236	241,335,259	205,139,594
2nd Mortgages	6,052,970	18,875,862	8,563,875

Total	$266,347,206	$260,211,121	$213,703,469

Income Producing Properties	$227,559,987	$228,210,411	$180,506,295
Construction	22,044,472	12,670,310	14,773,984
Unimproved Land	14,309,747	16,938,678	15,360,822
Residential	2,460,000	2,391,722	3,062,368

Total	$266,347,206	$260,211,121	$213,703,469

                        As of December 31, 2003, 2002, and 2001, approximately 46%, 43% and 54% of the Partnership’s mortgage loans were secured by real property in Northern California.

                        The Partnership’s investment in construction loans increased by $9,374,000 (74.0%) since December 31, 2002. This increase was primarily due to increased advances on existing construction loans and the origination of three new construction loans during the year ended December 31, 2003.

                        The Partnership’s investment in loans on unimproved land decreased by $2,629,000 (15.5%) since December 31, 2002. This decrease was due to the origination of $11,660,000 in new loans, net of repayments of loans received in the amount of $14,400,000 during the year ended December 31, 2003.

                        In June 2003, the borrower of a participated loan, with a principal balance outstanding to the Partnership of $12,500,000 (which represents a 62.5% pari pasu interest in a first trust deed of $20,000,000), filed bankruptcy. In July 2003, a stipulation of the bankruptcy court was executed, whereby the terms of the original loan were modified and the Partnership advanced an additional $1,375,000 as part of the stipulation. In February 2004 (subsequent to year end), the property (a casino located in Las Vegas, Nevada) was obtained via foreclosure sale, due to default of the court stipulation by the borrower. The Partnership had accrued $339,000 of interest on this loan as of December 31, 2003. No specific reserve has been provided for this loan based on the underlying collateral value.

                        Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Balance, beginning of period	$4,774,000	$4,425,000	$4,000,000
Provision	679,000	1,584,000	1,039,645
Charge-offs	(1,353,000)	(1,235,000)	(614,645)

Balance, end of period	$4,100,000	$4,774,000	$4,425,000

Real Estate Properties Acquired Through Foreclosure and Held for Sale and Investment

                        The Partnership currently holds title to 11 properties that were foreclosed on or purchased from January 1, 1993 through December 31, 2003 in the amount of $28,558,000, net of allowance for losses of $660,000. Prior to foreclosure, these properties secured Partnership loans aggregating $15,771,000. During the year ended December 31, 2003, the Partnership acquired certain properties through foreclosure on which it had trust deeds totaling $4,300,000. As of December 31, 2003, properties held for sale total $13,164,000 (including the properties held in two limited liability companies) and properties held for investment total $15,394,000 (including the property held in the corporate joint venture - see below). When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

                        Four of the Partnership’s eleven properties do not currently generate revenue. Expenses from rental properties (including expenses from the Corporate Joint Venture – see below) have decreased from approximately $3,090,000 to $2,692,000 (12.9%) for the years ended December 31, 2002 and 2003, respectively, and revenues associated with these properties (including revenues from the Corporate Joint Venture – see below) have decreased from $3,233,000 to $2,713,000 (16.1%), thus generating a net income from real estate of $21,000 during the year ended December 31, 2003 (compared to $143,000 during 2002). The decreases in income and expenses were primarily the result of the sale of the commercial building located in Monterey, California in March 2003 and the sale of the hotel property located in Phoenix, Arizona in June 2003.

                        As of December 31, 2002 and 2001, the Partnership owned fifteen and eleven properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $18,855,000 and $10,509,000 in 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, the Partnership acquired certain properties through foreclosure on which it had trust deed investments totaling $9,370,000 and $3,369,000, respectively.

                        Changes in the allowance for real estate losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Balance, beginning of period	$250,000	$634,000	$1,136,000
Provision	584,532	--	--
Deductions	(174,532)	(384,000)	(502,000)

Balance, end of period	$660,000	$250,000	$634,000

2003 Foreclosure and Sales Activity

                        During the year ended December 31, 2003, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Santa Clara, California in the amount of $2,000,000 and obtained the property via the trustee’s sale.

                        During the year ended December 31, 2003, the Partnership foreclosed on a first mortgage loan secured by a retail/commercial building located in Norfolk, Virginia in the amount of $2,300,000 and obtained the property via the trustee’s sale. The property was transferred to real estate held for sale net of a $1,000,000 specific allowance previously established. The Partnership sold the property for $1,289,000, resulting in an additional loss of $11,000 during the year ended December 31, 2003.

                        During the year ended December 31, 2003 the hotel property located in Phoenix, Arizona that was acquired by the Partnership through foreclosure in 2002 was sold for cash of $370,000 and a note in the amount of $1,480,000, resulting in no gain or loss. An additional allowance in the amount of $174,532 had been established during the year ended December 31, 2003.

                        During the year ended December 31, 2003, the parcel of land located in Reno, Nevada (that was acquired by the Partnership through foreclosure in 1996) was sold for $475,000, resulting in a gain to the Partnership of approximately $106,000.

                        During the year ended December 31, 2003, 22 lots (11 including houses) located in the manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $1,894,000, resulting in a gain to the Partnership of approximately $433,000. There are 39 lots remaining to be sold on this property as of December 31, 2003.

                        During the year ended December 31, 2003, the Partnership sold the office building and undeveloped land located in Monterey, California (in separate transactions) for total proceeds of $2,965,000, resulting in a total gain of $961,000.

2002 Foreclosure and Sales Activity

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

                        During the year ended December 31, 2002, 22 lots (11 including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $1,811,000, resulting in a gain to the Partnership of approximately $317,000. An allowance in the amount of $384,000 that was previously established on this property was reversed during the year ended December 31, 2002 as a result of management’s evaluation of the property’s fair market value based on recent sales. There are 61 lots remaining to be sold on this property as of December 31, 2002.

                        During the year ended December 31, 2002, the Partnership foreclosed on a 1st mortgage loan secured by a commercial building located in Albany, Oregon in the amount of $1,800,000 and foreclosed on a 1st mortgage loan secured by commercial land located in Gresham, Oregon in the amount of $1,620,000 and obtained the properties via the trustee’s sale.

                        During the year ended December 31, 2002, the Partnership foreclosed on a first mortgage loan secured by a hotel located in Phoenix, Arizona in the amount of $2,925,000 (which had an allowance established in the amount of $1,235,000) and obtained the property via the trustee’s sale. The Partnership paid $335,000 in delinquent property taxes at the time of foreclosure which were capitalized to the basis of the property. The Partnership transferred the net basis of the loan to real estate held for sale at the time of foreclosure.

                        During the year ended December 31, 2002, the Partnership foreclosed on a first mortgage loan secured by undeveloped land located in San Jose, California in the amount of $3,025,000 and obtained the property via the trustee’s sale.

2001 Foreclosure and Sales Activity

                        During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two other unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not yet been contributed into University Hills by the Partnership. During the year ended December 31, 2002, University Hills was dissolved. The Partnership intends to develop the property on its own. During the year ended December 31, 2002, approximately $41,000 of costs previously advanced to University Hills were written off by the Partnership. The Partnership’s total net basis in the property is $365,000 as of December 31, 2002.

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

                        During the year ended December 31, 2001, the Partnership foreclosed on a 2nd mortgage loan secured by an office building located in Roseville, California in the amount of $210,000 and obtained the property via the trustee’s sale. The Partnership subsequently paid off the 1st mortgage loan in the amount of approximately $527,000.

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

2003 Activity

                        During the year ended December 31, 2003, the Partnership advanced an additional $1,037,000 to OLH for continued development and marketing of the condominium units and houses that have been for sale and received repayment of advances of $1,008,000 from sales and collections on notes receivable. During the year ended December 31, 2003, OLH sold the remaining one interest in the first ocean house and seven interests in the second ocean house for total cash proceeds of $670,000 and notes taken back in the amount of $420,000, resulting in gains in the total amount of $329,000. Both ocean houses have been fully sold as of December 31, 2003. During the year ended December 31, 2003, OLH bought back the interests in three of the condominium units previously sold in 2002 for a total of $74,000 to allow OLH to sell the condominiums individually. As a result of an analysis performed based on projected sales proceeds, OLH recorded an allowance for losses in the amount of $410,000 on the condominium units during the year ended December 31, 2003. The net loss to the Partnership was approximately $373,000 for the year ended December 31, 2003. The Partnership’s investment in OLH real property was approximately $1,137,000 as of December 31, 2003.

2002 Activity

                        During the year ended December 31, 2002, the Partnership advanced an additional $936,000 to OLH for continued development and marketing of the condominium units and house that were for sale. OLH sold three interests in the condominiums during the year ended December 31, 2002 for total cash proceeds of $74,000 and a note in the amount of $27,000. No gain or loss was recognized as a result of these sales. OLH sold six interests in the ocean house during the year ended December 31, 2002 for cash proceeds of $383,000 and three notes in the total amount of $296,000, and recognized gain in the amount of $198,000. The net loss to the Partnership (including gains on sales) was approximately $182,000 for the year ended December 31, 2002. The Partnership’s investment in the OLH real property was approximately $1,558,000 as of December 31, 2002.

Dation, LLC

                        Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. Certain of these lots are currently being rented to tenants. The Partnership is advancing funds to Dation as needed under the terms of the loan to the original borrower and as additional capital contributions. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses after payment of all interest on the original loan is made to the Partnership and priority return on partner contributions is allocated at the rate of 12% per annum.

                        The net operating loss to the Partnership was approximately $149,000 and $184,000 during the years ended December 31, 2003 and 2002, respectively. The Partnership also recognized $64,000 and $128,000 in interest income from its loan to Dation during the years ended December 31, 2002 and 2001, respectively. The Partnership advanced an additional $136,000 and $140,000, respectively, to Dation and received repayments from sales of lots in the amount of $74,000 and $60,000, respectively, during the years ended December 31, 2003 and 2002. The Partnership’s total investment in Dation was approximately $1,845,000 and $1,931,000 as of December 31, 2003 and 2002, respectively.

Investment in Real Estate Joint Venture

                        The Partnership had a construction loan on a housing development located in Hayward, California. The loan was reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership received interest on its advances to the joint venture at the rate of 10.25% per annum and 30% of the net profits from the sale of each house after payment of a 10% loan fee was made to OFG. As of December 31, 2003, the Partnership has received all interest payments due on the loan and has received $426,000 in payments of residual profits. The Partnership advanced an additional $1,350,000 to the joint venture and received repayment of all remaining advances in the amount of $2,681,000 during the year ended December 31, 2003. The joint venture has been terminated as of December 31, 2003.

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

                        The net income to the Partnership was approximately $418,000, $291,000 and $186,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The minority interest of the joint venture partner of approximately $124,000 and $132,000 as of December 31, 2003 and 2002, respectively. The Partnership’s investment in the real property within 720 University was approximately $13,063,000 and $11,912,000 as of December 31, 2003 and 2002, respectively. The Partnership has a note payable with a bank through its investment in 720 University, which is secured by the property. The balance on the note was $8,877,000 and $8,190,000 as of December 31, 2003 and 2002, respectively.

Interest and Other Receivables

                        Interest and other receivables increased from approximately $3,177,000 as of December 31, 2002 to $3,759,000 as of December 31, 2003 ($582,000 or 18.3%), due primarily to the following:

o	an increase in deferred interest accrued on one loan in the amount of $339,000 pursuant to the stipulation of the bankruptcy court (see “Financial Condition – Loan Portfolio” above);

o	an increase in accrued interest receivable due to an increase in the outstanding balance of trust deeds of $6,163,000 (2.4%) between December 31, 2002 and 2003; and

o	an increase in notes receivable from the sales of the ocean houses within OLH of approximately $125,000 during the year ended December 31, 2003.

                        The increases above were offset by the collection of a receivable in the amount of $188,000 from the Partnership’s investment in 720 University during the year ended December 31, 2003.

Due to General Partner

                        Due to General Partner increased from approximately $957,000 as of December 31, 2002 to $1,167,000 as of December 31, 2003 ($210,000 or 21.9%), due primarily to higher accrued management fees for the months of November and December 2003 as compared to November and December 2002. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

                        Accounts payable and accrued liabilities increased from approximately $117,000 as of December 31, 2002 to $211,000 as of December 31, 2003 ($94,000 or 80.3%), due primarily to $123,000 collected from the homeowner’s association of the Partnership’s manufactured home subdivision development that will be used to pay for repairs of certain of the retaining walls in the development during 2004.

Note Payable

                        Note payable increased from approximately $8,190,000 as of December 31, 2002 to $8,877,000 as of December 31, 2003 ($687,000 or 8.4%), due to advances made on the loan held within the Corporate Joint Venture for the commercial development in Greeley, Colorado (see above) to pay for building and tenant improvements during 2003.

Line of Credit Payable

                        Line of credit payable decreased from $6,867,000 as of December 31, 2002 to $6,000,000 as of December 31, 2003 ($867,000 or 12.6%) due to repayments made as a result of excess cash from loan payoffs. There is an additional $34,000,000 available to be advanced from the line of credit as of December 31, 2003.

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

                        There was a $353,000 loss realized upon write-off of a Partnership loan and a $1,011,000 loss upon the foreclosure and subsequent sale of a property securing a loan during the year ended December 31, 2003 (allowances had been previously established for $1,353,000 of these losses). There was a $1,235,000 loss recognized on a motel property located in Phoenix, Arizona at the time of foreclosure in 2002 and an additional $175,000 upon the sale of the property in 2003. There was a total loss of $614,000 realized on two Partnership loans during the year ended December 31, 2001. There were no actual losses incurred on loans by the Partnership during the years ended December 31, 2000, 1999 and 1998. However, the Partnership realized a loss on real estate in the amount of $712,000 from the sale of a foreclosed property to the General Partner at its fair market value during 1998. As of December 31, 2003, management believes that the allowance for loan losses of $4,100,000 is adequate.

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

                        There was a steady decrease in the percentage of capital withdrawals to total capital invested by limited partners between 1999 and 2002, excluding regular distributions of net income to limited partner. Withdrawal percentages have been 7.99%, 6.64%, 5.45%, 3.32% and 4.42% for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively. These percentages are the annual average of the limited partners’capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

                        In March 2001, the Partnership amended its Limited Partnership Agreement, with the consent of a majority of limited partners, to allow the Partnership to incur indebtedness for the purpose of investing in mortgage loans. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership finalized a line of credit agreement with a bank in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000 (pursuant to an amendment in August 2002). The balance outstanding on the line of credit was $6,000,000 as of December 31, 2003.

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

Current Economic Conditions

                        The Partnership’s sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the loans are concentrated, could result in a decline in the demand for real estate acquisition and development loans. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Partnership’s lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest rates the Partnership is able to obtain on loans. Since the Partnership’s loans generally do not have prepayment penalties, declining interest rates may also cause borrowers to prepay their loans and the Partnership may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Partnership may experience.

                        In general, mortgage interest rates continued to fall slightly during 2003. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a continuing poor economy and low threat of inflation. Many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would normally provide the Partnership with additional lending opportunities at above-market rates. However, as a result of the poor economy, there are now fewer transactions in the marketplace, which has reduced the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, a continuing poor economy and low threat of inflation could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners.

                        With the exception of the reinvestment of distributions, the Partnership has been closed to most new limited partner investments since September 2001. The Partnership has remained closed during this time because there have not been enough suitable mortgage investments for the Partnership to invest in to allow the Partnership to remain fully invested in loans. Remaining closed to most new limited partner investments reduces the Partnership’s excess cash that would be invested in lower yielding investments, which could have the effect of decreasing the yield paid to existing limited partners.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                        The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio and a note payable securing a real estate property owned by the Partnership as of December 31, 2003. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2004 through 2008 and separately aggregates the information for all maturities arising after 2008. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2003.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended December 31,

	2004	2005	2006	2007	2008	Thereafter	Total
Interest earning
assets:
Money market
accounts	$6,095,286	--	--	--	--	--	$6,095,286
Average interest rate	0.8%	--	--	--	--	--	0.8%
Loans secured by
trust deeds	118,133,256	91,690,897	30,757,843	3,006,520	4,414,173	18,371,517	266,374,206
Average interest rate	11.6%	10.7%	10.5%	8.9%	9.9%	11.1%	11.1%

Interest bearing
liabilities:
Note payable to bank	8,877,203	--	--	--	--	--	$8,877,203
Average interest rate	3.8%	--	--	--	--	--	3.8%
Line of credit
payable	6,000,000	--	--	--	--	--	$6,000,000
Average interest rate	4.0%	--	--	--	--	--	4.0%

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

                        The majority of the Partnership’s mortgage loans (88.7% as of December 31, 2003) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

                        The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

Item 8. Consolidated Financial Statements and Supplementary Data

                        The consolidated financial statements and supplementary data are indexed in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                        There were no changes in or disagreements on items dealing with accounting and financial disclosure with the independent auditors during the past two fiscal years.

Item 9A. Controls and Procedures

                        Within the 90 days prior to the date of this report, the General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that the Partnership’s disclosure controls and procedures are effective. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part III

Item 10. Directors and Executive Officers of the Registrant

                        The General Partner is Owens Financial Group, Inc., a California corporation, 2221 Olympic Blvd., Walnut Creek, CA 94595. Its telephone number is (925) 935-3840.

                        The General Partner manages and controls the affairs of the Partnership and has general responsibility and final authority in all matters affecting the Partnership’s business. These duties include dealings with limited partners, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management duties. The General Partner may also, at its sole discretion and subject to change at any time,

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

                        In order to assure that the limited partners will not have personal liability as a General Partner, limited partners have no right to participate in the management or control of the Partnership’s business or affairs other than to exercise the limited voting rights provided for in the Partnership Agreement. The General Partner has primary responsibility for the initial selection, evaluation and negotiation of mortgage investments for the Partnership. The General Partner provides all executive, supervisory and certain administrative services for the Partnership’s operations, including servicing the mortgage loans held by the Partnership. The Partnership’s books and records are maintained by the General Partner, subject to audit by independent certified public accountants.

                        The General Partner had a net worth of approximately $45,000,000 on December 31, 2003. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

o	William C. Owens – Mr. Owens, age 53, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

o	Bryan H. Draper – Mr. Draper, age 46, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the board of directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

o	William E. Dutra – Mr. Dutra, age 41, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

o	Andrew J. Navone – Mr. Navone, age 47, is a Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

o	Melina A. Platt – Ms. Platt, age 37, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

                        The General Partner has adopted a code of business conduct for officers (including the General Partner’s Chief Executive Officer, Chief Financial Officer and Controller) and employees, known as the Code of Conduct (the “Code”). The General Partner will provide a copy of the Code to any person without charge upon request.

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

Partnership Management

The General Partner is responsible for the Partnership’s investment portfolio. Its services include:

o	the creation and implementation of Partnership investment policies;

o	preparation and review of budgets, economic surveys, cash flow and taxable income or loss projections and working capital requirements;

o	preparation and review of Partnership reports;

o	communications with limited partners;

o	supervision and review of Partnership bookkeeping, accounting, internal controls and audits;

o	supervision and review of Partnership state and federal tax returns; and

o	supervision of professionals employed by the Partnership in connection with any of the foregoing, including attorneys, accountants and appraisers.

                        For these and certain other services the General Partner is entitled to receive a management fee of up to 2-3/4% per annum of the unpaid balance of the Partnership’s mortgage loans. The management fee is payable on all loans, including nonperforming or delinquent loans. The General Partner believes that a fee payable on delinquent loans is justified because of the expense involved in the administration of such loans. See “Compensation to the General Partner—Management Fees,” at page 6.

Item 11. Executive Compensation

                        The Partnership does not pay any compensation to any persons other than the General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, SAR’s, securities, or any other direct or indirect form of compensation other than the management and service fees and carried interest permitted under the Partnership Agreement.

                        The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2003. Such fees were established by the General Partner and were not determined by arms-length negotiation.

	Year Ended December 31, 2003
Form of Compensation	Actual	Maximum Allowable
Paid by the Partnership:
Management Fees	$5,129,000	$6,992,000
Servicing Fees	635,000	635,000
Carried Interest	20,000	20,000

Subtotal	$5,784,000	$7,647,000

Paid by Borrowers:
Loan Origination Fees	$6,829,000	$6,829,000
Late Payment Charges	347,000	347,000

Subtotal	$7,176,000	$7,176,000

Grand Total	$12,960,000	$14,823,000

Reimbursement by the Partnership of
Other Expenses	$134,000	$134,000

Item 12. Security Ownership of Certain Beneficial Owners and Management

                        No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,600,000 units (1.3%) of the Partnership as of December 31, 2003. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens, and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

Item 13. Certain Relationships and Related Transactions

Transactions with Management and Others

Management Fee

                        The General Partner is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The amount of management fees to the General Partner for the year ended December 31, 2003 was approximately $5,129,000.

Servicing Fee

                        All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2003 was approximately $635,000.

Carried Interest

                        The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2003, the General Partner had made total cash capital contributions of $1,410,000 to the Partnership. During 2003, the Partnership incurred carried interest expense of $20,000.

Reimbursement of Other Expenses

                        The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement). During 2003, the Partnership reimbursed the General Partner for expenses in the amount of $134,000.

Compensation from Others

                        In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Loan Origination Fees

                        Loan origination fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2003, the General Partner earned investment evaluation fees on Partnership loans in the amount of $6,829,000.

Late Payment Charges

                        All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner. During 2003, the General Partner received late payment charges from borrowers of Partnership loans in the amount of $347,000.

Item 14. Principal Accountant Fees and Services

Items 9(e)(1) to 9(e)(4)

	2003	2002

Audit Fees	$79,330	$81,509

Audit-Related Fees	--	--

Tax Fees (1)	35,991	16,913

All Other Fees	--	--

Total	$115,321	$98,422

(1)    Tax services include tax research and compliance, tax planning and advice, and tax return preparation.

Item 9(e)(5)

(i) Before the accountant is engaged by the Partnership to render audit or non-audit services, the engagement is approved by the Board of Directors of the General Partner.

(ii) 100% of the services described in Items 9(e)(2) through 9(e)(4), above, were approved by the Board of Directors of the General Partner of the Partnership.

Item 9(e)(6)

Not applicable

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)(1)     List of Financial Statements:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income for the years ended
   December 31, 2003, 2002 and 2001

Consolidated Statements of Partners’ Capital for the
   years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years
   ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements
F-1 F-2 F-3 F-4 F-5 F-6
(2)	Schedule II - Valuation and Qualifying Accounts Schedule IV - Mortgage Loans on Real Estate	F-24 F-25

(3)     Exhibits

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2003 and declared effective on April 21, 2003.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2003 and declared effective on April 21, 2003.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2003 and declared effective on April 21, 2003.

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certification Pursuant to U.S.C. 18 Section 1350

                        *Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.

(b)     Reports on Form 8-K

                        NONE

(c)     Exhibits:

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2003 and declared effective on April 21, 2003.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2003 and declared effective on April 21, 2003.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2003 and declared effective on April 21, 2003.

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certification Pursuant to U.S.C. 18 Section 1350

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

OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

By: Owens Financial Group, Inc., General Partner

Dated: March 25, 2004	By: /s/ William C. Owens William C. Owens, Chief Executive Officer and President
Dated: March 25, 2004	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer and Secretary
Dated: March 25, 2004	By: /s/ Melina A. Platt Melina A. Platt, Controller

Report of Independent Certified Public Accountants

The Partners
Owens Mortgage Investment Fund

We have audited the accompanying consolidated balance sheets of Owens Mortgage Investment Fund, a California Limited Partnership, as of December 31, 2003 and 2002, and the related consolidated statements of income, partners’ capital and cash flows for the three year period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Reno, Nevada
February 6, 2004

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

December 31, 2003 and 2002

Assets	2003	2002
Cash and cash equivalents	$6,632,997	$6,684,418
Loans secured by trust deeds, net of allowance for
losses of $4,100,000 in 2003 and $4,774,000 in 2002	262,274,206	255,437,121
Interest and other receivables	3,758,922	3,176,786
Due from affiliate	192,647	192,647
Real estate held for sale, net of allowance for
losses of $660,000 in 2003 and $250,000 in 2002	13,163,574	15,541,632
Real estate held for investment, net of accumulated depreciation
and amortization of $812,370 in 2003 and $627,761 in 2002	15,394,293	16,200,449

	$301,416,639	$297,233,053

Liabilities and Partners’ Capital
Liabilities:
Accrued distributions payable	$573,725	$619,234
Due to general partner	1,166,522	956,800
Accounts payable and accrued liabilities	210,994	117,025
Note payable	8,877,203	8,190,111
Line of credit payable	6,000,000	6,867,371

Total liabilities	16,828,444	16,750,541

Minority interest	123,927	131,538

Partners’ capital (units subject to redemption):
General partner	2,805,528	2,755,846
Limited partners
Authorized 500,000,000 units outstanding in 2003 and 2002;
457,419,768 and 442,167,413 units issued and 281,854,760 and
277,791,148 units outstanding in 2003 and 2002, respectively	281,658,740	277,595,128

Total partners’ capital	284,464,268	280,350,974

	$301,416,639	$297,233,053

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues:
Interest income on loans secured by trust deeds	$27,538,573	$26,145,598	$24,763,875
Gain on sale of real estate, net	1,817,684	1,366,048	1,441,649
Rental and other income from real estate properties	2,712,791	3,233,067	2,595,848
Other income	165,737	333,582	678,193

Total revenues	32,234,785	31,078,295	29,479,565

Expenses:
Management fees to general partner	5,129,039	3,616,102	3,437,684
Servicing fees to general partner	635,398	611,243	571,538
Carried interest to general partner	20,342	40,075	173,292
Administrative	44,400	39,600	31,500
Legal and accounting	171,858	204,091	168,255
Rental and other expenses on real estate properties	2,691,789	3,090,324	1,546,678
Interest expense	373,524	426,778	429,032
Minority interest	(7,611)	35,848	5,577
Other	70,155	73,852	187,140
Provision for loan losses	679,370	1,584,000	1,039,645
Provision for (recovery of) losses on real estate
held for sale, net	584,532	(313,577)	--

Total expenses	10,392,796	9,408,336	7,590,341

Net income	$21,841,989	$21,669,959	$21,889,224

Net income allocated to general partner	$216,765	$214,125	$214,147

Net income allocated to limited partners	$21,625,224	$21,455,834	$21,675,077

Net income allocated to limited partners per
weighted average limited partnership unit	$0.08	$0.08	$0.08

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

Years Ended December 31, 2003, 2002 and 2001

				Total
	General	Limited partners		Partners’
	partner	Units	Amount	capital
Balances, December 31, 2000	$2,334,845	236,618,365	$236,422,345	$238,757,190
Net income	214,147	21,675,077	21,675,077	21,889,224
Sale of partnership units	346,584	33,105,753	33,105,753	33,452,337
Partners’ withdrawals	--	(14,099,001)	(14,099,001)	(14,099,001)
Partners’ distributions	(217,709)	(7,495,327)	(7,495,327)	(7,713,036)

Balances, December 31, 2001	2,677,867	269,804,867	269,608,847	272,286,714
Net income	214,125	21,455,834	21,455,834	21,669,959
Sale of partnership units	80,150	3,042,450	3,042,450	3,122,600
Partners’ withdrawals	--	(9,125,830)	(9,125,830)	(9,125,830)
Partners’ distributions	(216,296)	(7,386,173)	(7,386,173)	(7,602,469)

Balances, December 31, 2002	2,755,846	277,791,148	277,595,128	280,350,974
Net income	216,765	21,625,224	21,625,224	21,841,989
Sale of partnership units	40,684	1,394,732	1,394,732	1,435,416
Partners’ withdrawals	--	(12,090,578)	(12,090,578)	(12,090,578)
Partners’ distributions	(207,767)	(6,865,766)	(6,865,766)	(7,073,533)

Balances, December 31, 2003	$2,805,528	281,854,760	$281,658,740	$284,464,268

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

Cash flows from operating activities:
Net income	$21,841,989	$21,669,959	$21,889,224
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of real estate properties	(1,817,684)	(1,366,048)	(1,441,649)
Provision for loan losses	679,370	1,584,000	1,039,645
Provision for (recovery of) losses on real estate
properties held for sale, net	584,532	(313,577)	--
Depreciation and amortization	315,790	288,672	231,872
Changes in operating assets and liabilities:
Interest and other receivables	(162,136)	(600,344)	(365,907)
Accounts payable and accrued liabilities	93,969	38,196	(26,811)
Due from affiliate	--	(64,432)	--
Due to general partner	209,722	(315,242)	702,775

Net cash provided by operating activities	21,745,552	20,921,184	22,029,149

Cash flows from investing activities:
Purchases of loans secured by trust deeds	(168,074,409)	(148,595,993)	(148,046,907)
Principal collected on loans	544,569	781,258	1,293,665
Loan payoffs	158,193,385	91,937,090	150,359,545
Investment in real estate properties	(4,874,689)	(12,217,682)	(8,108,796)
Net proceeds from disposition of real estate properties	2,680,715	3,850,052	5,093,603
Proceeds received from real estate joint venture	7,695,550	14,028,000	--
Minority interest in corporate joint venture	(7,611)	23,858	5,577
Maturities of certificates of deposit, net	--	--	50,000

Net cash (used in) provided by investing activities	(3,842,490)	(50,193,417)	646,687

Cash flows from financing activities:
Proceeds from sale of partnership units	1,435,416	3,122,600	33,452,337
Accrued distributions payable	(45,509)	(6,411)	(16,119)
Advances on notes payable	687,092	1,270,282	896,612
Advances on (repayments of) line of credit payable, net	(867,371)	6,867,371	--
Partners’ cash distributions	(7,073,533)	(7,602,469)	(7,713,036)
Partners’ capital withdrawals	(12,090,578)	(9,125,830)	(14,099,001)

Net cash (used in) provided by financing activities	(17,954,483)	(5,474,457)	12,520,793

Net (decrease) increase in cash and cash equivalents	(51,421)	(34,746,690)	35,196,629
Cash and cash equivalents at beginning of year	6,684,418	41,431,108	6,234,479

Cash and cash equivalents at end of year	$6,632,997	$6,684,418	$41,431,108

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$389,273	$411,903	$445,906

See notes 3 and 4 for supplemental disclosure of noncash investing and financing activities.
The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 281,854,760, 277,791,148 and 269,804,867 as of December 31, 2003, 2002 and 2001, respectively.

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

Certain reclassifications not affecting net income have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

(b)	Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)	New Accounting Pronouncements

SFAS 143

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective at the beginning January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Partnership’s consolidated financial position or results of operations.

SFAS 145

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections. SFAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, to clarify meanings, and to describe applicability under changed conditions. The provisions of SFAS 145 were implemented for the Partnership's fiscal year beginning January 1, 2003. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. SFAS 145 did not have a material impact on the Partnership's consolidated financial position or results of operations.

SFAS 146

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon the Partnership's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 was implemented for the Partnership's fiscal year beginning January 1, 2003. SFAS 146 did not have a material impact on the Partnership's consolidated financial position or results of operations.

SFAS 150

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 did not have a material impact on the Partnership’s consolidated financial position or results of operations.

Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46") which was then revised in December 2003. Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after March 31, 2004. The adoption of FIN 46 did not have a material impact on the Partnership’s financial position or results of operations.

SOP 03-3

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Partnership will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The Partnership does not expect SOP 03-3 to have a material impact on its consolidated financial position or results of operations.

(d)	Loans Secured by Trust Deeds

Loans secured by trust deeds are recorded at cost. Interest income on loans is accrued by the simple interest method. The Partnership does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, when the loan is past maturity, or when monthly payments are delinquent greater than 90 days. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

(e)	Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

In limited instances, OFG advances certain payments on behalf of borrowers of Partnership loans, such as property taxes, insurance and mortgage interest pursuant to senior indebtedness. Such payments made on loans by OFG during 2003, 2002 and 2001 totaled approximately $4,000, $67,000 and $136,000, respectively. Of the amounts advanced, $0, $51,000 and $52,000 had been reimbursed to OFG by the borrowers as of December 31, 2003, 2002 and 2001, respectively. The loans on which OFG has made such advances are considered impaired and are evaluated with all other impaired loans for purposes of the loan loss allowance.

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

Real estate held for sale includes real estate acquired through foreclosure and an investment in a real estate joint venture. These investments are carried at the lower of the recorded investment in the loan or the joint venture, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

Real estate held for investment includes real estate purchased or acquired through foreclosure and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements of 39 years. Amortization of lease commissions is provided on the straight-line method over the lives of the related leases.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposition of Long-lived Assets, the Partnership periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. During the year ended December 31, 2003, the Partnership recorded an allowance for losses in the amount of $410,000 from its investment in the Oregon limited liability company (see Note 4). During the year ended December 31, 2002, the Partnership reduced the carrying value of a property located in Gresham, Oregon by approximately $70,000 to its fair market value and reversed a previously established reserve on a property located in Ione, California in the amount of $384,000. There were no required reductions to the carrying value of real estate held for sale or investment made for the year ended December 31, 2001.

(i)	Income Taxes

No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

(3)	Loans Secured by Trust Deeds

Loans secured by trust deeds as of December 31, 2003 and 2002 are as follows:

	2003	2002
Income-producing properties	$227,559,987	228,210,411
Construction	22,044,472	12,670,310
Unimproved land	14,309,747	16,938,678
Residential	2,460,000	2,391,722

	$266,374,206	260,211,121

First mortgages	$260,321,236	241,335,259
Second mortgages	6,052,970	18,875,862

	$266,374,206	260,211,121

Scheduled maturities of loans secured by trust deeds as of December 31, 2003 and the interest rate sensitivity of such loans are as follows:

	Fixed interest rate	Variable interest rate	Total
Year ending December 31:
2003 (past maturity)	$18,378,901	1,600,000	19,978,901
2004	85,165,729	12,988,626	98,154,355
2005	91,027,503	663,394	91,690,897
2006	30,757,843	--	30,757,843
2007	2,767,737	238,783	3,006,520
2008	1,711,674	2,702,499	4,414,173
Thereafter (through 2015)	6,381,070	11,990,447	18,371,517

	$236,190,457	30,183,749	266,374,206

Variable rate loans use as indices the one- and five-year Treasury Constant Maturity Index (1.26% and 3.25%, respectively, as of December 31, 2003), the prime rate (4.00% as of December 31, 2003) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (1.82% and 2.30%, respectively, as of December 31, 2003) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

A majority of the loans made or invested in by the Partnership require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

As of December 31, 2003 and 2002, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $23,182,000 and $25,730,000, respectively.

As of December 31, 2003 and 2002, the Partnership participated in 7 and 14 separate loans, respectively, with a total principal balance of $46,375,000 and $76,050,000, respectively, with an unrelated mortgage entity that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the unrelated entity. Pursuant to inter-creditor agreements between the Partnership and the unrelated entity on 4 and 11 of the loans, respectively, with a total principal balance of $32,500,000 and $60,550,000, respectively, the Partnership is guaranteed its share of interest and principal prior to any other investors participated in such loans.

The scheduled maturities for 2003 include approximately $19,979,000 of loans which are past maturity as of December 31, 2003, of which $7,700,000 represents loans for which interest payments are delinquent over 90 days. Of the total past maturity loans as of December 31, 2003, $2,750,000 was paid off, $2,350,000 was rewritten and $215,000 had the maturity date extended subsequent to year end.

During the years ended December 31, 2003 and 2002, the Partnership refinanced loans totaling $37,735,000 and $21,985,000, respectively, thereby extending the maturity dates of such loans.

The Partnership’s investment in impaired loans that were delinquent in payments greater than 90 days was approximately $22,828,000 and $26,327,000 as of December 31, 2003 and 2002, respectively. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $12,279,000 and $42,126,000 as of December 31, 2003 and 2002, respectively. Of the impaired loans, approximately $4,363,000 and $6,503,000, respectively, were in the process of foreclosure and $1,600,000 and $4,300,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2003 and 2002.

The Partnership’s allowance for loan losses was $4,100,000 and $4,774,000 as of December 31, 2003 and 2002, respectively. Of the total impaired loans as of December 31, 2003, $11,617,000 has a specific related allowance for credit losses totaling $1,300,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining loans.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days and past maturity loans) was $57,862,000 and $51,565,000 as of December 31, 2003 and 2002, respectively. Interest income received on impaired loans during the years ended December 31, 2003, 2002 and 2001 was $4,698,000, $3,403,000, and $3,368,000, respectively.

In June 2003, the borrower of a participated loan, with a principal balance outstanding to the Partnership of $12,500,000 (which represents a 62.5% pari pasu interest in a first trust deed of $20,000,000), filed bankruptcy. In July 2003, a stipulation of the bankruptcy court was executed, whereby the terms of the original loan were modified and the Partnership advanced an additional $1,375,000 as part of the stipulation. In February 2004 (subsequent to year end), the property (a casino located in Las Vegas, Nevada) was obtained via foreclosure sale, due to default of the court stipulation by the borrower. No specific reserve has been provided for this loan based on the underlying collateral value.

Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Balance, beginning of year	$4,774,000	4,425,000	4,000,000
Provision	679,000	1,584,000	1,039,645
Charge-offs	(1,353,000)	(1,235,000)	(614,645)

Balance, end of year	$4,100,000	4,774,000	4,425,000

As of December 31, 2003 and 2002, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 46% ($122,031,000) and 43% ($112,218,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(4)	Real Estate Held for Sale

Real estate held for sale includes the following components as of December 31, 2003 and 2002:

	2003	2002
Real estate held for sale	$10,181,752	10,722,133
Investment in limited liability companies	2,981,822	3,489,146
Investment in real estate joint venture	--	1,330,353

	$13,163,574	15,541,632

Real estate properties held for sale as of December 31, 2003 and 2002 consists of the following properties acquired through foreclosure in 1993 through 2003:

	2003	2002
Commercial lot, Sacramento, California, net of valuation
allowance of $250,000 as of December 31, 2003 and 2002	$299,828	299,828

Manufactured home subdivision development, Ione, California	1,420,584	1,572,785

Undeveloped land, Reno, Nevada	--	364,948

Hotel, Phoenix, Arizona	--	2,024,532

Undeveloped land, Gresham, Oregon	1,624,048	1,624,048

Commercial building, Albany, Oregon	1,800,000	1,800,000

Undeveloped land, San Jose, California	3,025,992	3,025,992

Undeveloped land, Reno, Nevada	--	10,000

Industrial building, Santa Clara, California	2,011,300	--

	$10,181,752	10,722,133

The acquisition of certain of these properties and properties acquired and sold during the year (see below) resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of approximately $3,300,000, $9,370,000 and $3,369,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

2003 Foreclosure and Sales Activity

During the year ended December 31, 2003, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Santa Clara, California in the amount of $2,000,000 and obtained the property via the trustee’s sale.

During the year ended December 31, 2003, the Partnership foreclosed on a first mortgage loan secured by a retail/commercial building located in Norfolk, Virginia in the amount of $2,300,000 and obtained the property via the trustee’s sale. The property was transferred to real estate held for sale net of a $1,000,000 specific allowance previously established. The Partnership sold the property for $1,289,000, resulting in an additional loss of $11,000 during the year ended December 31, 2003.

During the year ended December 31, 2003 a hotel property located in Phoenix, Arizona that was acquired by the Partnership through foreclosure in 2002 was sold for cash of $370,000 and a note in the amount of $1,480,000, resulting in no gain or loss. An additional allowance in the amount of $174,532 had been established during the year ended December 31, 2003.

During the year ended December 31, 2003, a parcel of land located in Reno, Nevada (that was acquired by the Partnership through foreclosure in 1996) was sold for $475,000, resulting in a gain to the Partnership of approximately $106,000.

During the year ended December 31, 2003, 22 lots (11 including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $1,894,000, resulting in a gain to the Partnership of approximately $433,000. There are 39 lots remaining to be sold on this property as of December 31, 2003.

2002 Foreclosure and Sales Activity

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

During the year ended December 31, 2002, 22 lots (11 including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $1,811,000, resulting in a gain to the Partnership of approximately $317,000. An allowance in the amount of $384,000 that was previously established on this property was reversed during the year ended December 31, 2002 as a result of management’s evaluation of the property’s fair market value based on recent sales. There are 61 lots remaining to be sold on this property as of December 31, 2002.

During the year ended December 31, 2002, the Partnership foreclosed on a 1st mortgage loan secured by a commercial building located in Albany, Oregon in the amount of $1,800,000 and foreclosed on a 1st mortgage loan secured by commercial land located in Gresham, Oregon in the amount of $1,620,000 and obtained the properties via the trustee’s sale.

During the year ended December 31, 2002, the Partnership foreclosed on a first mortgage loan secured by a hotel located in Phoenix, Arizona in the amount of $2,925,000 (which had an allowance established in the amount of $1,235,000) and obtained the property via the trustee’s sale. The Partnership paid $335,000 in delinquent property taxes at the time of foreclosure which were capitalized to the basis of the property. The Partnership transferred the net basis of the loan to real estate held for sale at the time of foreclosure.

During the year ended December 31, 2002, the Partnership foreclosed on a first mortgage loan secured by undeveloped land located in San Jose, California in the amount of $3,025,000 and obtained the property via the trustee’s sale.

2001 Foreclosure and Sales Activity

During the year ended December 31, 2001, the Partnership entered into a limited partnership, University Hills, L.P. (University Hills) with two other unrelated developers for the purpose of developing, leasing and selling an apartment complex on 5.3 acres of undeveloped land located in Reno, Nevada (which was acquired through foreclosure by the Partnership in 1996). As of December 31, 2001, the land had not been contributed into University Hills by the Partnership. During the year ended December 31, 2002, University Hills was dissolved. The Partnership intends to either sell the property or develop the property on its own. During the year ended December 31, 2002, approximately $41,000 of costs previously advanced to University Hills were written off by the Partnership. The Partnership’s total net basis in the property is $365,000 as of December 31, 2002.

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

During the year ended December 31, 2001, the Partnership foreclosed on a 2nd mortgage loan secured by an office building located in Roseville, California in the amount of $210,000 and obtained the property via the trustee’s sale. The Partnership subsequently paid off the 1st mortgage loan in the amount of approximately $527,000.

Changes in the allowance for real estate losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Balance, beginning of year	$250,000	634,000	1,136,000
Provision	584,532	--	--
Deductions	(174,532)	(384,000)	(502,000)

Balance, end of year	$660,000	250,000	634,000

(b)	Investment in Limited Liability Companies

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

2003 Activity

During the year ended December 31, 2003, the Partnership advanced an additional $1,037,000 to OLH for continued development and marketing of the condominium units and houses that have been for sale and received repayment of advances of $1,008,000 from sales and collections on notes receivable. During the year ended December 31, 2003, OLH sold the remaining one interest in the first ocean house and seven interests in the second ocean house for total cash proceeds of $670,000 and notes taken back in the amount of $420,000, resulting in gains in the total amount of $329,000. Both ocean houses have been fully sold as of December 31, 2003. During the year ended December 31, 2003, OLH bought back the interests in three of the condominium units previously sold in 2002 for a total of $74,000 to allow OLH to sell the condominiums individually. As a result of an analysis performed based on projected sales proceeds, OLH recorded an allowance for losses in the amount of $410,000 on the condominium units during the year ended December 31, 2003. The net loss to the Partnership was approximately $373,000 for the year ended December 31, 2003. The Partnership’s investment in OLH real property was approximately $1,137,000 as of December 31, 2003.

2002 Activity

During the year ended December 31, 2002, the Partnership advanced an additional $936,000 to OLH (for a total of $1,537,000) for continued development and marketing of the condominium units and house that are currently for sale. OLH sold three interests in the condominiums during the year ended December 31, 2002 for total cash proceeds of $74,000 and a note in the amount of $27,000. No gain or loss was recognized as a result of these sales. OLH sold six interests in the ocean house during the year ended December 31, 2002 for cash proceeds of $383,000 and three notes in the total amount of $296,000, and recognized gain in the amount of $198,000. The net loss to the Partnership (including gains on sales) was approximately $182,000 for the year ended December 31, 2002. The Partnership’s investment in the OLH real property was approximately $1,558,000 as of December 31, 2002.

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

The net operating loss to the Partnership was approximately $149,000 and $184,000 during the years ended December 31, 2003 and 2002, respectively. The Partnership also recognized $64,000 and $128,000 in interest income from its loan to Dation during the years ended December 31, 2002 and 2001, respectively. This receivable in the amount of $192,647 is reported as due from affiliate in the accompanying consolidated balance sheets. The Partnership advanced an additional $136,000 and $140,000, respectively, to Dation and received repayments from sales of lots in the amount of $74,000 and $60,000, respectively, during the years ended December 31, 2003 and 2002. The Partnership’s total investment in Dation was approximately $1,845,000 and $1,931,000 as of December 31, 2003 and 2002, respectively.

(c)	Investment in Real Estate Joint Venture

The Partnership had a construction loan on a housing development located in Hayward, California. The loan was reported in the financial statements as an investment in a real estate joint venture to account for the investment pursuant to accounting guidelines for acquisition, development and construction arrangements. The Partnership received interest on its advances to the joint venture at the rate of 10.25% per annum and 30% of the net profits from the sale of each house after payment of a 10% loan fee was made to OFG. As of December 31, 2003, the Partnership has received all interest payments due on the loan and has received $426,000 in payments of residual profits. The Partnership advanced an additional $1,350,000 to the joint venture and received repayment of all remaining advances in the amount of $2,681,000 during the year ended December 31, 2003. The joint venture has been terminated as of December 31, 2003.

(5)	Real Estate Held for Investment

Real estate held for investment is comprised of a retail property located in Greeley, Colorado held within the corporate joint venture (see below), an office building and undeveloped land located in Monterey, California, a light industrial building located in Paso Robles, California, and a commercial building located in Roseville, California and is comprised of the following as of December 31, 2003 and 2002:

	2003	2002
Land	$4,349,064	5,198,125
Buildings	9,373,890	9,123,717
Improvements	2,292,918	2,321,153
Other	190,791	185,215

	16,206,663	16,828,210
Less: Accumulated depreciation
and amortization	(812,370)	(627,761)

	$15,394,293	16,200,449

During the year ended December 31, 2003, the Partnership sold the office building and undeveloped land located in Monterey, California (in separate transactions) for total proceeds of $2,965,000, resulting in a total gain of $961,000.

During the year ended December 31, 2002, the Partnership transferred the commercial building located in Roseville, California in the amount of $758,000 from real estate held for sale to real estate held for investment.

Depreciation and amortization expense was $316,000, $289,000 and $232,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Investment in Corporate Joint Venture

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $418,000, $291,000, and $186,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The minority interest of the joint venture partner of approximately $124,000 and $132,000 as of December 31, 2003 and 2002, respectively, is reported in the accompanying consolidated balance sheet.

(6)	Note Payable

The Partnership has a note payable with a bank through its investment in the limited liability company (see note 5), which is secured by the retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2004. Beginning in January 2004, an additional $24,800 is to be paid monthly and applied to principal. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (3.75% at December 31, 2003). Interest expense for the years ended December 31, 2003, 2002 and 2001 was approximately $345,000, $350,000 and $429,000, respectively. The principal balance on the note as of December 31, 2003 and 2002 was approximately $8,877,000 and $8,190,000, respectively. The Company also has the option to draw an additional $23,000 on the note for capital expenditures, tenant improvements or leasing commissions. The note contains certain covenants, which the Company has complied with as of December 31, 2003.

(7)	Line of Credit Payable

The Partnership finalized a line of credit agreement with a group of banks in August 2001, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000 (pursuant to an amendment in August 2002). The balance outstanding on the line of credit was $6,000,000 and $6,867,000 as of December 31, 2003 and 2002, respectively. Borrowings under this line of credit bear interest at the bank’s prime rate, which was 4.0% as of December 31, 2003. Interest expense was approximately $28,000, $77,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively. The line of credit expires on July 31, 2005. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of December 31, 2003.

(8)	Partners’ Capital

In December 1998, the limited partners voted to amend the Partnership Agreement and there were further amendments by OFG in February 1999, April 2000 and March 2001. All such changes have been incorporated into this note and elsewhere in the consolidated financial statements where applicable.

(a)	Allocations, Distributions and Withdrawals

In accordance with the Partnership Agreement, the Partnership’s profits, gains and losses are allocated to each limited partner and OFG in proportion to their respective capital accounts.

Distributions of net income are made monthly to the partners in proportion to their weighted-average capital accounts as of the last day of the preceding calendar month. Accrued distributions payable represent amounts to be distributed to partners in January of the subsequent year based on their capital accounts as of December 31.

The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $13,855,000, $14,270,000 and $14,533,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts at $1.00 per unit (book value) within 61 to 91 days after written notices are delivered to OFG, subject to the following limitations, among others:

•	No withdrawal of units can be requested or made until at least one year from the date of purchase of those units, other than units received under the Partnership’s Reinvested Distribution Plan.

•	Any such payments are required to be made only from net proceeds and capital contributions (as defined) during said 91-day period.

•	A maximum of $100,000 per partner may be withdrawn during any calendar quarter.

•	The general partner is not required to establish a reserve fund for the purpose of funding such payments.

•	No more than 10% of the outstanding limited partnership interest may be withdrawn during any calendar year except upon dissolution of the Partnership.

(b)	Carried Interest of General Partner

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest (formerly “promotional interest”), OFG has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2003, OFG had made cash capital contributions of $1,410,000 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

The carried interest expense charged to the Partnership was $20,000, $40,000 and $173,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(9)	Contingency Reserves

In accordance with the Partnership Agreement and to satisfy the Partnership’s liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,410,000 as of December 31, 2003), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts will be available as an additional contingency reserve, if necessary.

The contingency reserves required as of December 31, 2003 and 2002 were approximately $5,641,000 and $5,578,000, respectively. Cash and cash equivalents as of the same dates were accordingly maintained as reserves.

(10)	Income Taxes

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	2003	2002
Partners’ capital per financial statements	$284,464,268	280,350,974
Accrued interest income	(3,148,479)	(2,485,484)
Allowance for loan losses	4,100,000	4,774,000
Allowance for real estate held for sale/investment	660,000	625,468
Accrued distributions	573,725	619,234
Accrued fees due to general partner	706,788	297,824
Tax-deferred gains on sales of real estate	(2,690,850)	(2,690,850)
Other	198,274	170,100

Partners’ capital per federal income tax return	$284,863,726	281,661,266

(11)	Transactions with Affiliates

OFG is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of the twelve months in the calendar year for services rendered as manager of the Partnership.

All of the Partnership’s loans are serviced by OFG, in consideration for which OFG receives up to .25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $5,129,000, $3,616,000 and $3,438,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $635,000, $611,000 and $572,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2003 and 2002, the Partnership owed management and servicing fees to OFG in the amounts of $1,162,000 and $956,000, respectively.

The maximum servicing fees were paid to OFG during the years ended December 31, 2003, 2002 and 2001. If the maximum management fees had been paid to OFG during the years ended December 31, 2003, 2002 and 2001, the management fees would have been $6,992,000 (increase of $1,863,000), $6,724,000 (increase of $3,108,000) and $6,287,000 (increase of $2,849,000), respectively, which would have reduced net income allocated to limited partners by approximately 8.5%, 14.3% and 13.0%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.07, $.07 and $.07, respectively. In determining the yield to the partners and hence the management fees, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. Large fluctuations in the management fees paid to the General Partner are normally a result of extraordinary items of income or expense within the Partnership (such as gains or losses from sales of real estate, large increases or decreases in delinquent loans, etc.). Thus, OFG expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and OFG may again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with an outside mortgage entity (see note 3), pursuant to the terms of the Partnership Agreement. These charges are collected with the normal monthly payments and are remitted to OFG monthly. The amounts collected by OFG for such charges on Partnership loans totaled approximately $347,000, $649,000 and $1,297,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $111,000 and $197,000 for the years ended December 31, 2003 and 2002, respectively.

OFG originates all loans the Partnership invests in and receives a loan origination fee from borrowers, with the exception of those loans participated with an outside mortgage entity (see note 3). Such fees earned by OFG amounted to approximately $6,829,000, $5,815,000 and $6,990,000 on loans originated of $169,425,000, $138,278,000 and $166,264,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Such fees as a percentage of loans purchased by the Partnership were 4.0%, 4.2% and 4.2% for the years ended December 31, 2003, 2002 and 2001, respectively.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the years ended December 31, 2003, 2002 and 2001 were $134,000, $217,000 and $32,000, respectively.

During 2002, property securing a Partnership loan in the amount of $13,389,000 was sold by the borrower which resulted in the Partnership receiving a partial repayment in the amount of $10,189,000 through the close of escrow. The remaining principal balance of $3,200,000 was then transferred to a new loan, secured by the same property, with the buyer as the new borrower. The Partnership was participating in the new loan with the General Partner and with the former borrower. They each had interests in the loan in the amount of $1,427,000 ($6,054,000 total loan amount). Although the terms of the new loan included interest at the rate of 3% per annum, which was deferred until maturity, per the terms of an agreement between the three lenders in the new loan, the General Partner and former borrower paid 11.5% interest per month to the Partnership on its $3,200,000 portion of the loan until it was repaid in June 2003 in exchange for its portion of the 3% deferred interest. The total amount of interest paid by the General Partner to the Partnership was $143,000 and $167,000 during the years ended December 31, 2003 and 2002, respectively.

(12)	Net Income per Limited Partner Unit

Net income per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were 280,643,964, 274,891,723 and 256,208,924 for the years ended December 31, 2003, 2002 and 2001, respectively.

(13)	Rental Income

The Partnership’s real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to twenty eight years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2003, and thereafter are as follows:

Year ending December 31:
2004	$1,601,156
2005	1,232,515
2006	871,385
2007	626,912
2008	473,241
Thereafter (through 2026)	3,757,911

$8,563,120

(14)	Fair Value of Financial Instruments

The Financial Accounting Standards Board’s Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of fair value for certain of the Partnership’s assets. The following methods and assumptions were used to estimate the value of the financial instruments included in the following categories:

(a)	Cash and Cash Equivalents and Commercial Paper

The carrying amount approximates fair value because of the relatively short maturity of these instruments.

(b)	Loans Secured by Trust Deeds

The carrying value of these instruments of $266,374,000 approximates the fair value as of December 31, 2003. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $4,100,000 as of December 31, 2003 is also considered in evaluating the fair value of loans secured by trust deeds.

(c)	Note Payable and Line of Credit Payable

The carrying value of the Partnership’s note payable in the amount of $8,877,000 and line of credit payable in the amount of $6,000,000 approximates the fair value as of December 31, 2003. The fair value is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

(15)	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues:
2003	$8,969,594	$7,596,786	$7,977,351	$7,691,054	$32,234,785
2002	7,947,735	7,170,656	7,975,467	7,984,437	31,078,295

Expenses:
2003	3,072,599	2,400,319	2,496,528	2,423,350	10,392,796
2002	2,155,095	1,900,068	2,734,869	2,618,304	9,408,336

Net Income Allocated to
General Partner
2003	58,402	51,352	54,562	52,359	216,765
2002	57,306	52,111	51,848	52,860	214,125

Net Income Allocated to
Limited Partners
2003	5,838,593	5,145,115	5,426,261	5,215,255	21,625,224
2002	5,735,334	5,218,477	5,188,750	5,313,273	21,455,834

Net Income Allocated to
Limited Partners per
Weighted Average Limited
Partnership Unit
2003	0.02	0.02	0.02	0.02	0.08
2002	0.02	0.02	0.02	0.02	0.08

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PROVISION FOR LOAN LOSSES ROLLFORWARD

Balance at January 1, 2001	$4,000,000
Provision	1,039,645
Charge-offs	(614,645)

Balance at December 31, 2001	4,425,000
Provision	1,584,000
Charge-offs	(1,235,000)

Balance at December 31, 2002	4,774,000
Provision	679,000
Charge-offs	(1,353,000)

Balance at December 31, 2003	$4,100,000

PROVISION FOR LOSSES ON REAL ESTATE ROLLFORWARD

Balance at January 1, 2001	$1,136,000
Charges to costs and expenses	--
Deductions	(502,000)

Balance at December 31, 2001	634,000
Charges to costs and expenses	--
Deductions	(384,000)

Balance at December 31, 2002	250,000
Charges to costs and expenses	584,532
Deductions	(174,532)

Balance at December 31, 2003	$660,000

SCHEDULE IV

OWENS MORTGAGE INVESTMENT FUND
MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2003

Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF LOAN
Income Producing	4.00-14.50%	Current to May 2015	$227,559,987	$18,163,901	$21,228,428
Construction	8.00-12.00%	June 2004 to Dec. 2005	22,044,472	--	--
Land	12.00-15.00%	Current to Sept. 2005	14,309,747	1,600,000	1,600,000
Residential	11.00-12.00%	Current to July 2005	2,460,000	215,000	--

TOTAL			$266,374,206	$19,978,901	$22,828,428

AMOUNT OF LOAN
$0-250,000	10.00-14.50%	Current to Sept. 2014	$1,495,415	$335,000	$--
$250,001-500,000	10.50-12.50%	Current to June 2008	4,236,850	650,000	363,100
$500,001-1,000,000	4.00-13.00%	Apr. 2004 to Jan. 2014	8,551,965	--	--
Over $1,000,000	7.00-15.00%	Current to May, 2015	252,089,976	18,993,901	22,465,328

TOTAL			$266,374,206	$19,978,901	$22,828,428

POSITION OF LOAN
First	7.00-15.00%	Current to May 2015	$260,321,236	$19,328,901	$22,828,428
Second	4.00-12.00%	Current to Aug. 2010	6,052,970	650,000	--

TOTAL			$266,374,206	$19,978,901	$22,828,428

NOTE 1:	All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.

NOTE 2:

Balance at beginning of period (1/1/01)	$223,273,464
Additions during period:
New mortgage loans	148,046,907

Subtotal	371,320,371
Deductions during period:
Collection of principal	151,653,210
Charge-off of loans against allowance for loan losses	614,645
Loan transferred to investment in real estate joint venture (balance as of 1/1/01)	1,980,447
Foreclosures	3,368,600

Balance at end of period (12/31/01)	$213,703,469

Balance at beginning of period (1/1/02)	$213,703,469
Additions during period:
New mortgage loans	148,595,993

Subtotal	362,299,462

Deductions during period:
Collection of principal	92,718,348
Foreclosures	9,369,993

Balance at end of period (12/31/02)	$260,211,121

Balance at beginning of period (1/1/03)	$260,211,121
Additions during period:
New mortgage loans	168,074,409
Note taken back from sale of real estate property	1,480,000

Subtotal	429,765,530
Deductions during period:
Collection of principal	158,737,954
Charge-off of loans against allowance for loan losses	353,370
Foreclosures	4,300,000

Balance at end of period (12/31/03)	$266,374,206

During the years ended December 31, 2003, 2002 and 2001, the Partnership refinanced loans totaling $37,735,000, $21,985,000 and $13,677,000, respectively, thereby extending the maturity date.

NOTE 3:	Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2003. There are no other loans that exceed 3% of the total loans as of December 31, 2003:

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Assisted Living Facility	10.50%	9/18/06	Interest only,	None	$ 8,175,555	$ 8,175,555	$ 0
Fresno, CA			balance due at
			maturity

Hotel and Casino	7.00%	6/14/05	Interest only,	None	$22,200,000	$13,875,000	$ 0
Las Vegas, NV			balance due at				See Note 6
			maturity

Office and Retail	12.00%	2/1/13	Principal and	None	$13,240,000	$10,517,206	$10,517,206
Buildings in Seattle,			interest due
WA, Renton, WA, Nampa,			monthly				See Note 5
ID, Reno, NV, Olympia,
WA, Gig Harbor, WA,
Richland, WA and Idaho
Falls, ID

Hotel and Casino	12.00%	8/31/05	Interest only,	None	$48,000,000	$18,500,000	$ 0
Las Vegas, NV			balance due at
			maturity

8 Cemeteries and	14.00%	3/31/04	Interest only,	None	$34,000,000	$14,000,000	$ 0
Mortuaries			balance due at
Islands of Hawaii, Oahu,			maturity
and Maui

Hotel	12.00%	7/14/04	Interest only,	None	$ 8,500,000	$ 8,080,057	$ 0
Wasatch County, Utah			balance due at
			maturity

Commercial Building	10.00%	6/13/04	Interest only,	None	$12,000,000	$ 8,862,372	$ 0
S. Lake Tahoe, Nevada			balance due at
			maturity

Hotel	12.00%	12/31/05	Interest only,	None	$14,000,000	$13,536,230	$ 0
Sedona, Arizona			balance due at
			maturity

NOTE 4:	All amounts reported in this Schedule IV represent the aggregate cost for Federal income tax purposes.

NOTE 5:	A loan loss allowance in the amount of $1,000,000 has been established as of December 31, 2003 on the loan with a carrying amount of $10,517,206 under Note 3 above.

NOTE 6:	The loan secured by the hotel and casino in the amount of $13,875,000 was foreclosed subsequent to year end and the property obtained via the trustee’s sale. The Partnership participated in this loan with an unrelated third party and, thus, now owns a 62.5% undivided interest in the property.