Form 10-Q
period 2004-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2004-05-11
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

Commission file number 000-17248

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership
(Exact Name of Registrant as Specified In Its Charter)

California (State or other jurisdiction of incorporation or organization)	68-0023931 (I.R.S. Employer Identification No.)
2221 Olympic Boulevard Walnut Creek, California (Address of principal executive offices)	94595 (Zip Code)
Registrant's telephone number, including area code	(925) 935-3840

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21
Exhibit 31.1 Exhibit 31.2 Exhibit 32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

	(UNAUDITED) March 31 2004	December 31 2003
ASSETS
Cash and cash equivalents	$6,728,665	$6,632,997
Loans secured by trust deeds, net of allowance for
losses of $4,100,000 in 2004 and 2003	267,930,813	262,274,206
Interest and other receivables	2,486,068	3,758,922
Due from affiliate	192,647	192,647
Real estate held for sale, net of allowance for losses
of $660,000 in 2004 and 2003	26,761,512	13,163,574
Real estate held for investment, net of accumulated depreciation
and amortization of $900,774 in 2004 and $812,370 in 2003	15,373,153	15,394,293

	$319,472,858	$301,416,639

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accrued distributions payable	$575,498	$573,725
Due to general partner	207,590	1,166,522
Accounts payable and accrued liabilities	289,150	210,994
Note payable	8,827,603	8,877,203
Line of credit payable	24,830,000	6,000,000

Total Liabilities	34,729,841	16,828,444

Minority interest	123,778	123,927

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,808,965	2,805,528
Limited partners	281,810,274	281,658,740

Total partners’ capital	284,619,239	284,464,268

	$319,472,858	$301,416,639

The accompanying notes are an integral part of these financial statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income

For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

	For the Three Months Ended
	March 31 2004	March 31 2003
REVENUES:
Interest income on loans secured by trust deeds	$7,069,716	$7,156,399
Gain on sale of real estate, net	107,832	989,627
Rental and other income from real estate properties	587,829	776,321
Other income	25,219	47,247

Total revenues	7,790,596	8,969,594

EXPENSES:
Management fees to general partner	835,706	973,446
Servicing fees to general partner	173,414	152,991
Carried interest to general partner	--	10,928
Administrative	11,100	11,100
Legal and accounting	86,791	47,929
Rental and other expenses on real estate properties	930,220	919,428
Interest expense	286,297	86,355
Minority interest	(149)	(22,480)
Provision for loan losses	(100,000)	300,370
Provision for losses on real estate held for sale	--	584,532
Other	20,257	8,000

Total expenses	2,243,636	3,072,599

Net income	$5,546,960	$5,896,995

Net income allocated to general partner	$54,934	$58,402

Net income allocated to limited partners	$5,492,026	$5,838,593

Net income allocated to limited partners
per weighted average limited partnership unit
(281,674,000 and 279,052,000 average units)	$.02	$.02

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003
(UNAUDITED)

	March 31 2004	March 31 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,546,960	$5,896,995
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(107,832)	(989,627)
Provision for loan losses	--	300,370
Provision for losses on real estate held for sale	--	584,532
Depreciation and amortization	88,404	76,810
Changes in operating assets and liabilities:
Interest and other receivables	1,298,924	270,759
Accounts payable and accrued liabilities	78,156	(37,882)
Due to general partner	(958,932)	(263,671)

Net cash provided by operating activities	5,945,680	5,838,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans secured by trust deeds	(35,950,555)	(11,757,053)
Principal collected on loans	155,986	114,084
Loan payoffs	16,262,962	26,456,006
Investment in real estate properties	(220,172)	(1,495,217)
Net proceeds from disposition of real estate properties	511,732	2,949,239
Proceeds received from real estate joint venture	--	2,000,000
Minority interest in limited liability companies	(149)	(22,480)

Net cash (used in) provided by investing activities	(19,240,196)	18,244,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	446,056	758,471
Accrued distributions payable	1,773	(19,212)
(Repayments) advances on note payable	(49,600)	57,530
Advances (repayments) on line of credit	18,830,000	(6,867,371)
Partners’ cash distributions	(1,733,906)	(1,825,603)
Partners’ capital withdrawals	(4,104,139)	(2,911,460)

Net cash provided by (used in) financing activities	13,390,184	(10,807,645)

Net increase in cash and cash equivalents	95,668	13,275,220

Cash and cash equivalents at beginning of period	6,632,997	6,684,418

Cash and cash equivalents at end of period	$6,728,665	$19,959,638

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$202,913	$86,096

See notes 2, 3 and 8 for supplemental disclosure of non-cash investing activities. The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2004

(1)	Summary of Significant Accounting Policies

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

(2)	Loans Secured by Trust Deeds and Allowance for Loan Losses

Loans secured by trust deeds as of March 31, 2004 and December 31, 2003 are as follows:

	2004	2003
Income-producing properties	$221,698,085	227,559,987
Construction	25,957,981	22,044,472
Unimproved land	23,159,747	14,309,747
Residential	1,215,000	2,460,000

	$272,030,813	266,374,206

First mortgages	$266,441,394	260,321,236
Second mortgages	5,589,419	6,052,970

	$272,030,813	266,374,206

Scheduled maturities of loans secured by trust deeds as of March 31, 2004 and the interest rate sensitivity of such loans are as follows:

	Fixed interest rate	Variable interest rate	Total
Year ending March 31:
2004 (past maturity)	$25,963,901	1,600,000	27,563,901
2005	80,151,733	13,270,291	93,422,024
2006	95,274,658	168,710	95,443,368
2007	30,850,042	—	30,850,042
2008	2,759,219	238,783	2,998,002
2009	1,517,973	2,678,961	4,196,934
Thereafter (through 2015)	5,825,580	11,730,962	17,556,542

	$242,343,106	29,687,707	272,030,813

Variable rate loans use as indices the one- and five-year Treasury Constant Maturity Index (1.2% and 2.8%, respectively, as of March 31, 2004), the prime rate (4.0% as of March 31, 2004) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (1.84% and 2.20%, respectively, as of March 31, 2004) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

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

As of March 31, 2004, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $17,683,000.

As of March 31, 2004 and December 31, 2003, the Partnership participated in 5 and 7 loans, respectively, with a total principal balance of $50,500,000 and $46,375,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender.

Pursuant to intercreditor and assignment agreements (the “Agreements”) between the Partnership and the Lead Lender on 5 and 4 of the loans as of March 31, 2004 and December 31, 2003, respectively, with a total principal balance of $50,500,000 and $32,500,000, respectively, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loans. In addition, in the event of borrower default, the Lead Lender will either (i) continue to remit to the Partnership the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Partnership; or (iii) repurchase the participation from the Partnership for the outstanding balance of the participation plus accrued interest. The Agreements also require the Lead Lender to buy out the Partnership’s participation at the time of acquisition of the underlying collateral (such as through foreclosure) and to indemnify the Partnership as to specified other losses.

The scheduled maturities for 2004 include approximately $27,564,000 of loans that are past maturity as of March 31, 2004, of which $7,700,000 represents loans for which interest payments are delinquent over 90 days. Of the total past maturity loans as of March 31, 2004, $4,477,000 was paid off subsequent to quarter end.

During the three months ended March 31, 2004 and 2003, the Partnership refinanced loans totaling $2,630,000 and $0, respectively.

The Partnership’s investment in impaired loans that were delinquent in payments greater than ninety days was approximately $23,898,000 and $22,828,000 as of March 31, 2004 and December 31, 2003, respectively. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $19,864,000 and $12,279,000 as of March 31, 2004 and December 31, 2003, respectively. Of the impaired loans, approximately $6,100,000 and $4,363,000, respectively, were in the process of foreclosure and $1,600,000 involved borrowers who were in bankruptcy as of March 31, 2004 and December 31, 2003.

The Partnership’s investment in delinquent loans consisted of seven and five loans as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, $11,392,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,300,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

Changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning of period	$4,100,000	$4,774,000
Provision	(100,000)	300,370
Recovery of bad debts	100,000	--
Charge-off	--	(353,370)

Balance, end of period	$4,100,000	$4,721,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of March 31, 2004. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

As of March 31, 2004 and December 31, 2003, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 43% ($116,739,000) and 46% ($122,031,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

In June 2003, the borrower of a participated loan, with a principal balance outstanding to the Partnership of $12,500,000 (which represented a 62.5% pari pasu interest in a first trust deed of $20,000,000), filed bankruptcy. In July 2003, a stipulation of the bankruptcy court was executed, whereby the terms of the original loan were modified and the Partnership advanced an additional $1,375,000 as part of the stipulation. As of January 28, 2004, the borrower had violated the stipulation order and the bankruptcy court allowed the lenders to remove their cash collateral, which totaled approximately $733,000 ($458,000 to the Partnership). The lenders foreclosed on the loan at a trustee’s sale on February 2, 2004 and closed the hotel and casino when they took title to the property. No impairment loss was recognized for this property upon foreclosure based on the estimated underlying collateral value.

(3)	Real Estate Held for Sale

Real estate held for sale includes the following components as of March 31, 2004:

Real estate held for sale	$23,745,667
Investment in limited liability companies	3,015,845

$26,761,512

During the quarter ended March 31, 2004, four lots (three including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $512,000, resulting in a gain to the Partnership of approximately $108,000.

In May 2004 (subsequent to quarter end), a commercial building located in Albany, Oregon that was acquired by the Partnership through foreclosure in 2002 was sold for $2,033,000, resulting in a gain to the Partnership of approximately $233,000.

Changes in the allowance for real estate losses for the quarters ended March 31, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning of period	$660,000	$250,000
Provision	--	584,532
Deductions for real estate sold	--	--

Balance, end of period	$660,000	$834,532

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased two houses located on the ocean in Lincoln City for renovation and sale. Both houses were sold during 2003.

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

During the quarter ended March 31, 2004, the Partnership advanced an additional $12,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $138,000 from collections on notes receivable. During 2003, OLH established an allowance of $410,000 on the condominium units. The net loss to the Partnership was approximately $4,000 and $485,000 for the quarters ended March 31, 2004 and 2003, respectively. The Partnership’s investment in OLH real property was approximately $1,123,000 and $1,137,000 as of March 31, 2004 and December 31, 2003, respectively.

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

The net operating loss to the Partnership was approximately $39,000 and $56,000 during the quarters ended March 31, 2004 and 2003, respectively. The Partnership’s total investment in Dation was approximately $1,893,000 and $1,845,000 as of March 31, 2004 and December 31, 2003, respectively.

(4)	Real Estate Held for Investment

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $35,000 and $80,000 during the quarters ended March 31, 2004 and 2003, respectively. The minority interest of the joint venture partner of approximately $124,000 as of March 31, 2004 and December 31, 2003 is reported in the accompanying consolidated balance sheets.

(5)	Transactions with Affiliates

In consideration of the management services rendered to the Partnership, OFG is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans.

All of the Partnership’s loans are serviced by OFG, in consideration for which OFG receives up to .25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $836,000 and $973,000 for the three months ended March 31, 2004 and 2003, respectively. Service fee payments to OFG approximated $173,000 and $153,000 for the three months ended March 31, 2004 and 2003.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2004 and 2003. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2004, the management fees would have been $1,908,000 (increase of $1,072,000), which would have reduced net income allocated to limited partners by approximately 19.1% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2003, the management fees would have been $1,683,000 (increase of $710,000), which would have reduced net income allocated to limited partners by approximately 12.03% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $238,000 for the three months ended March 31, 2004. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $23,000 for the three months ended March 31, 2004.

OFG originates all loans the Partnership invests in and receives a loan origination fee from borrowers. Such fees earned by OFG amounted to approximately $438,000 on loans originated of approximately $35,951,000 for the three months ended March 31, 2004.

The Partnership reimburses OFG for certain administrative salaries, in addition to payroll costs incurred on a Partnership real estate property (which was sold in June 2003). The amount reimbursed to OFG during the three months ended March 31, 2004 and 2003 was approximately $11,000 and $57,000, respectively.

(6)	Note Payable

The Partnership has a note payable with a bank through its investment in 720 University, which is secured by a retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 22, 2004. Beginning in January 2004, an additional $24,800 is to be paid monthly and applied to principal. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (3.75% at March 31, 2004). Interest expense for the quarters ended March 31, 2004 and 2003 was approximately $83,000 and $84,000, respectively. The principal balance on the note as of March 31, 2004 and December 31, 2003 was approximately $8,828,000 and $8,877,000, respectively. The note contains certain covenants, which the Company has complied with as of March 31, 2004.

(7)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was a balance of $24,830,000 and $6,000,000 outstanding on the line of credit as of March 31, 2004 and December 31, 2003, respectively. Interest expense for the quarters ended March 31, 2004 and 2003 was approximately $203,000 and $2,000, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 4.0% as of March 31, 2004. The line of credit expires on July 31, 2005. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of March 31, 2004.

(8)	Supplemental Disclosure of Non-Cash Operating and Investing Activities

Loan foreclosed and transferred to real estate held for sale	13,875,000

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

Results of Operations

Three Months Ended March 31, 2004 Compared to 2003

The net income decrease of $350,000 (5.9%) for 2004 compared to 2003 was due to:

o	a decrease in interest income secured by trust deeds of $87,000;

o	a decrease in gain on sale of real estate of $882,000;

o	a decrease in rental and other income from real estate properties of $188,000;

o	an increase in legal and accounting expenses of $39,000; and

o	an increase in interest expense of $200,000;

The net income decrease in 2004 as compared to 2003 was offset by:

o	a decrease in management fees to the general partner of $138,000;

o	a decrease in the provision for loan losses of $400,000; and

o	a decrease in the provision for losses on real estate held for sale of $585,000.

Interest income on loans secured by trust deeds decreased $87,000 (1.2%) for the quarter ended March 31, 2004, as compared to the same period in 2003. This decrease was a result of a decrease in the weighted average yield of the loan portfolio from 11.6% for the quarter ended March 31, 2003 to 11.1% for the quarter ended March 31, 2004 as a result of the continued decline in general market interest rates over the past year and the required decrease in the interest rate on a $13,875,000 delinquent loan from 12.5% to 7.0% pursuant to the stipulation of the bankruptcy court (see “Financial Condition – Loan Portfolio below). The decrease in interest income was partially offset by an increase in the weighted average balance of the loan portfolio of 13.4% during the quarter ended March 31, 2004 as compared to 2003.

Gain on sale of real estate decreased by $882,000 (89.1%) for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to the sale of the office building located in Monterey, California during the quarter ended March 31, 2003, which resulted in a net gain of $834,000. During the quarter ended March 31, 2004, four lots (three including houses) located in a manufactured home subdivision development located in Ione, California were sold resulting in a gain to the Partnership of approximately $108,000.

The decrease in rental and other income from real estate properties of $188,000 (24.3%) was due primarily to sales of various operating properties during 2003, which have reduced rental income.

The increase in legal and accounting expenses of $39,000 (81.1%) was primarily the result of legal fees incurred in pursuit of collection of funds pursuant to a guarantee agreement on a defaulted loan.

The increase in interest expense of $200,000 (231.5%) was due to increased use of the Partnership’s line of credit to invest in loans secured by trust deeds during the quarter ended March 31, 2004.

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The decrease in management fees of $138,000 (14.2%) during the quarter ended March 31, 2004 as compared to 2003 was primarily the result of a tax loss taken at the time of foreclosure on the hotel and casino property located in Las Vegas, Nevada (see “Financial Condition – Loan Portfolio” below).

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2001, 2002 and 2003 and the three months ended March 31, 2004 (annualized), the management fees were 1.48%, 1.46%, 2.01% and 1.17% of the average unpaid balance of mortgage loans, respectively.

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

If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2004, the management fees would have been $1,908,000 (increase of $1,072,000), which would have reduced net income allocated to limited partners by approximately 19.1%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

The decrease in the provision for loan losses of $400,000 (100%) and the provision for losses on real estate held for sale of $585,000 (100%) was the result of analyses performed on the loan and real estate portfolios, which resulted in no change in the allowance for loan losses or real estate during the quarter ended March 31, 2004. In addition, during the quarter ended March 31, 2004 the Partnership collected $100,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement.

Financial Condition

March 31, 2004 and December 31, 2003

Loan Portfolio

The number of Partnership mortgage investments decreased from 95 to 87, and the average loan balance increased from $2,804,000 to $3,127,000 between December 31, 2003 and March 31, 2004.

Approximately $23,898,000 (8.8%) and $22,828,000 (8.6%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of March 31, 2004 and December 31, 2003, respectively. Of these amounts, approximately $6,100,000 (2.2%) and $4,363,000 (1.6%), respectively, were in the process of foreclosure, and approximately $1,600,000 (0.6%) involved loans to borrowers who were in bankruptcy. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $19,864,000 (7.3%) and $12,279,000 (4.6%) as of March 31, 2004 and December 31, 2003, respectively. Of the total past maturity loans as of March 31, 2004, $4,477,000 was paid off subsequent to quarter end.

Loans in the process of foreclosure as of December 31, 2003 consisted of three loans, of which one loan in the amount of $363,000 was paid off by the borrower during the quarter ended March 31, 2004, one loan in the amount of $2,900,000 became current and is no longer in foreclosure, and one loan in the amount of $1,100,000 is still delinquent and in foreclosure. In addition, one loan in the amount of $5,000,000 entered into foreclosure during the quarter ended March 31, 2004.

As of March 31, 2004 and December 31, 2003, the Partnership held the following types of mortgages:

	March 31, 2004	December 31, 2003
1st Mortgages	$266,441,394	260,321,236
2nd Mortgages	5,589,419	6,052,970

Total	$272,030,813	$266,374,206

Income Producing Properties	$221,698,085	$227,559,987
Construction	25,957,981	22,044,472
Unimproved Land	23,159,747	14,309,747
Residential	1,215,000	2,460,000

Total	$272,030,813	$266,374,206

As of March 31, 2004 and December 31, 2003, approximately 43% and 46% of the Partnership’s mortgage loans are secured by real property located in Northern California and approximately 51% and 54%, respectively, of the Partnership’s mortgage loans are secured by real property located in all of California.

The Partnership’s investment in construction loans increased by $3,914,000 (17.8%) during the quarter ended March 31, 2004. This increase was due to additional construction advances made on existing loans during the three months ended March 31, 2004.

The Partnership’s investment in loans on unimproved land increased by $8,850,000 (61.8%) during the quarter ended March 31, 2004. This increase was the result of the origination of three new loans secured by unimproved land in the total amount of $9,850,000 during the quarter ended March 31, 2004, net of one loan in the amount of $1,000,000 that was paid off during the quarter. All of the loans secured by unimproved land are first trust deeds.

Changes in the allowance for loan losses for the quarters ended March 31, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning of period	$4,100,000	$4,774,000
Provision	(100,000)	300,370
Recovery of bad debts	100,000	--
Charge-off	--	(353,370)

Balance, end of period	$4,100,000	$4,721,000

In June 2003, the borrower of a participated loan, with a principal balance outstanding to the Partnership of $12,500,000 (which represented a 62.5% pari pasu interest in a first trust deed of $20,000,000), filed bankruptcy. In July 2003, a stipulation of the bankruptcy court was executed, whereby the terms of the original loan were modified and the Partnership advanced an additional $1,375,000 as part of the stipulation. As of January 28, 2004, the borrower had violated the stipulation order and the bankruptcy court allowed the lenders to remove their cash collateral, which totaled approximately $733,000 ($458,000 to the Partnership). The lenders foreclosed on the loan at a trustee’s sale on February 2, 2004 and closed the hotel and casino when they took title to the property. The Partnership and the two co-owners are currently in negotiations with a buyer for this property. No impairment loss was recognized for this property upon foreclosure based on the estimated underlying collateral value.

Real Estate Properties Held for Sale and Investment

As of March 31, 2004, the Partnership held title to 12 properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $42,135,000 (including properties held in three limited liability companies), net of allowance for losses of $660,000 and accumulated depreciation and amortization of $901,000. As of March 31, 2004, properties held for sale total $26,762,000 and properties held for investment total $15,373,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

During the quarter ended March 31, 2004, four lots (three including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $512,000, resulting in a gain to the Partnership of approximately $108,000.

In May 2004 (subsequent to quarter end), a commercial building located in Albany, Oregon that was acquired by the Partnership through foreclosure in 2002 was sold for $2,033,000, resulting in a gain to the Partnership of approximately $233,000.

Changes in the allowance for real estate losses for the quarters ended March 31, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning of period	$660,000	$250,000
Provision	--	584,532
Deductions for real estate sold	--	--

Balance, end of period	$660,000	$834,532

Five of the Partnership’s twelve properties do not currently generate revenue. Expenses from rental properties have increased from approximately $919,000 to $930,000 (1.2%) for the quarter ended March 31, 2003 and 2004, respectively, and revenues associated with these properties have decreased from $776,000 to $588,000 (24.3%), respectively.

The decrease in rental income is due to the sale of two operating properties during 2003 (a commercial building located in Monterey, California and a hotel property located in Phoenix, Arizona). Rental expenses did not decrease during the quarter ended March 31, 2004 as a result of these sales because the Partnership foreclosed on a hotel and casino in February 2004, and, although the property was closed while the owners attempt to locate a buyer, the Partnership incurred expenses of approximately $314,000 during the quarter.

Interest and Other Receivables

Interest and other receivables decreased from approximately $3,759,000 as of December 31, 2003 to $2,486,000 as of March 31, 2004 ($1,273,000 or 33.9%) due primarily to the following:

o	the collection of deferred interest on a loan in the amount of $379,000 at the time of payoff during the quarter;

o	the collection of deferred interest in the amount of $339,000 in the form of cash collateral within the hotel and casino that was foreclosed in February 2004 (see “Financial Condition – Loan Portfolio” above); and

o	an increase in delinquent loans as of March 31, 2004 and the foreclosure of the $13,875,000 loan securing the hotel and casino in February, 2004 (see “Financial Condition – Loan Portfolio” above).

Due to General Partner

Due to General Partner decreased from approximately $1,167,000 as of December 31, 2003 to $208,000 as of March 31, 2004 ($959,000 or 82.2%) due to decreased management fees owed to the General Partner as of March 31, 2004 pursuant to the Partnership Agreement (see “Results of Operations” above).

Note Payable

Note payable decreased from approximately $8,877,000 as of December 31, 2003 to $8,828,000 ($50,000 or 0.6%) as of March 31, 2004 due to repayments of principal made on the note payable securing the Greeley, Colorado retail complex, pursuant to the loan agreement.

Line of Credit Payable

Line of credit payable increased from $6,000,000 as of December 31, 2003 to $24,830,000 as of March 31, 2004 ($18,830,000 or 313.8%) as a result of additional advances made on the line of credit to invest in loans secured by trust deeds during the quarter ended March 31, 2004.

Asset Quality

There is no precise method of predicting specific losses or amounts that ultimately may be charged off on specific loans or on segments of the loan portfolio. The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership’s mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner’s evaluation of the risk inherent in the Partnership’s loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

o	prevailing economic conditions;

o	the Partnership’s historical loss experience;

o	the types and dollar amounts of loans in the portfolio;

o	borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

o	evaluation of industry trends;

o	review and evaluation of loans identified as having loss potential; and

o	estimated net realizable value or fair value of the underlying collateral.

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

The following is a summary of actual losses realized on loans and real estate for the three months ended March 31, 2004 and the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998.

	Loans	Real Estate
2004 (3 months)	--	--
2003	1,353,000	186,000
2002	1,235,000	70,000
2001	614,000	--
2000	--	--
1999	--	--
1998	--	712,000

The loss on real estate in the amount of $712,000 during the year ended December 31, 1998 was a result of the sale of a foreclosed property to the General Partner at its fair market value.

During the quarter ended March 31, 2004, the Partnership collected $100,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement.

As of March 31, 2004, management believes that the allowance for loan losses of $4,100,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

Liquidity and Capital Resources

Sales of Units to investors, portfolio loan payoffs, and advances on the Partnership’s line of credit provide the capital for new mortgage investments. If general market interest rates were to rise substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments. With the exception of the reinvestment of distributions, the Partnership has been closed to most new limited partner investments since September 2001, because there have not been enough suitable mortgage investments to allow the Partnership to remain fully invested in loans for a sustainable period of time.

Withdrawal percentages have been 7.99%, 6.64%, 5.45%, 3.32%, 4.42% and 5.83% (annualized) for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, and the three months ended March 31, 2004, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. The balance outstanding on the line of credit was $24,830,000 as of March 31, 2004.

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

Current Economic Conditions

The Partnership’s primary business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the loans are concentrated, could result in a decline in the demand for real estate acquisition and development loans. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Partnership’s lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest rates the Partnership is able to obtain on loans. Since the Partnership’s loans generally do not have prepayment penalties, declining interest rates may also cause borrowers to prepay their loans and the Partnership may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Partnership may experience.

In general, mortgage interest rates fell slightly during 2003 and have remained relatively low in 2004. This has been partially due to actions by the Federal Reserve Bank to reduce the discount rate on borrowings charged to member banks, a continuing poor economy and low threat of inflation. Many lenders have tightened their credit and reduced their lending exposure in various markets and property types. This credit tightening from competing lenders would normally provide the Partnership with additional lending opportunities at above-market rates. However, as a result of the poor economy, there are now fewer transactions in the marketplace, which has reduced the number of lending opportunities to the Partnership. Continued rate reductions by the Federal Reserve Bank, a continuing poor economy and low threat of inflation could have the effect of reducing mortgage yields in the future. Current loans with relatively high yields could be replaced with loans with lower yields, which in turn could reduce the net yield paid to the limited partners.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio, a note payable securing a real estate property owned by the Partnership, and the balance payable on the Partnership’s line of credit as of March 31, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair values as of March 31, 2004.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended March 31,

	2005	2006	2007	2008	2009	Thereafter	Total
Interest earning
assets:
Money market
accounts	$5,900,126	--	--	--	--	--	$5,900,126
Average interest rate	0.8%	--	--	--	--	--	0.8%
Loans secured by
trust deeds	$120,985,925	$95,443,368	$30,850,042	$2,998,002	$4,196,934	$17,556,542	$272,030,813
Average interest rate	11.6%	11.0%	10.5%	8.9%	9.9%	11.1%	11.2%

Interest bearing
liabilities:
Note payable to bank	$8,827,603	--	--	--	--	--	$8,827,603
Average interest rate	3.8%	--	--	--	--	--	3.8%
Line of credit
payable	--	$24,830,000	--	--	--	--	$24,830,000
Average interest rate	--	4.0%	--	--	--	--	4.0%

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

The majority of the Partnership’s mortgage loans (89.1% as of March 31, 2004) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed April 16, 2004 and declared effective on April 28, 2004.
3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*
3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*
3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*
3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*
3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*
3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*
4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed April 16, 2004 and declared effective on April 28, 2004.
4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed April 16, 2004 and declared effective on April 28, 2004.
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications Pursuant to U.S.C. 18 Section 1350

*Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2004	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner
Dated: May 11, 2004	By: /s/ William C. Owens William C. Owens, President
Dated: May 11, 2004	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer
Dated: May 11, 2004	By: /s/ Melina A. Platt Melina A. Platt, Controller