Form 10-Q
period 2004-06-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2004-08-12
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 6.	Exhibits and Reports on Form 8-K	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

	(UNAUDITED) June 30 2004	December 31 2003
ASSETS
Cash and cash equivalents	$6,443,740	$6,632,997
Loans secured by trust deeds, net of allowance for
losses of $4,100,000 in 2004 and 2003	270,494,926	262,274,206
Interest and other receivables	2,832,608	3,758,922
Due from affiliate	153,423	192,647
Real estate held for sale, net of allowance for losses
of $660,000 in 2004 and 2003	31,444,407	13,163,574
Real estate held for investment, net of accumulated depreciation
and amortization of $989,549 in 2004 and $812,370 in 2003	15,881,522	15,394,293

	$327,250,626	$301,416,639

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accrued distributions payable	$569,143	$573,725
Due to general partner	1,001,699	1,166,522
Accounts payable and accrued liabilities	406,921	210,994
Note payable	8,776,000	8,877,203
Note payable to general partner	1,102,895	--
Line of credit payable	30,843,755	6,000,000

Total Liabilities	42,700,413	16,828,444

Minority interest	191,880	123,927

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,807,127	2,805,528
Limited partners	281,551,206	281,658,740

Total partners’ capital	284,358,333	284,464,268

	$327,250,626	$301,416,639

The accompanying notes are an integral part of these financial statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30 2004	June 30 2003	June 30 2004	June 30 2003
REVENUES:
Interest income on loans secured by trust deeds	$6,756,302	$6,872,391	$13,826,018	$14,028,790
Gain (loss) on sale of real estate, net	325,478	13,183	433,310	1,002,810
Rental and other income from real estate properties	1,016,231	663,518	1,604,060	1,439,839
Other income	15,331	47,694	40,550	94,941

Total revenues	8,113,342	7,596,786	15,903,938	16,566,380

EXPENSES:
Management fees to general partner	1,496,345	744,367	2,332,052	1,717,813
Servicing fees to general partner	166,472	159,079	339,887	312,069
Carried interest to general partner	--	4,130	--	15,058
Administrative	11,100	11,100	22,200	22,200
Legal and accounting	87,941	51,175	174,732	99,104
Rental and other expenses on real estate properties	944,832	895,610	1,875,052	1,815,008
Interest expense	269,594	101,912	555,890	188,268
Minority interest	68,102	(2,147)	67,953	(24,597)
Provision for loan losses	--	379,000	--	679,370
Provision for losses on real estate held for sale, net	--	--	--	584,532
Recovery of bad debts	--	--	(100,000)	--
Other	36,091	56,093	56,347	64,093

Total expenses	3,080,477	2,400,319	5,324,113	5,472,918

Net income	$5,032,865	$5,196,467	$10,579,825	$11,093,462

Net income allocated to general partner	$49,922	$51,352	$104,856	$109,754

Net income allocated to limited partners	$4,982,943	$5,145,115	$10,474,969	$10,983,708

Net income allocated to limited partners
per weighted average limited partnership unit	$.02	$.02	$.04	$.04

Weighted average limited partnership units	281,650,000	280,638,000	281,662,000	279,845,000

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003
(UNAUDITED)

	June 30 2004	June 30 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,579,825	$11,093,462
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(433,310)	(1,002,810)
Provision for loan losses	--	679,370
Provision for losses on real estate held for sale	--	584,532
Depreciation and amortization	177,178	150,085
Changes in operating assets and liabilities:
Interest and other receivables	945,890	344,291
Due from affiliate	39,224	--
Accounts payable and accrued liabilities	195,927	(38,913)
Due to general partner	(164,823)	(536,738)

Net cash provided by operating activities	11,339,911	11,273,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans secured by trust deeds	(82,536,797)	(64,156,004)
Principal collected on loans	303,528	244,130
Loan payoffs	55,137,549	74,551,627
Investment in real estate properties	(1,610,776)	(2,666,186)
Net proceeds from disposition of real estate properties	3,057,165	4,750,180
Proceeds received from real estate joint venture	--	2,500,000
Minority interest in limited liability companies	67,953	(24,628)

Net cash (used in) provided by investing activities	(25,581,378)	15,199,119

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	451,110	1,199,483
Accrued distributions payable	(4,582)	(37,719)
(Repayments) advances on note payable	(101,203)	328,773
Advances (repayments) on line of credit	24,843,755	(6,867,371)
Partners’ cash distributions	(3,453,052)	(3,588,420)
Partners’ capital withdrawals	(7,683,818)	(5,366,752)

Net cash provided by (used in) financing activities	14,052,210	(14,332,006)

Net (decrease) increase in cash and cash equivalents	(189,257)	12,140,392

Cash and cash equivalents at beginning of period	6,632,997	6,684,418

Cash and cash equivalents at end of period	$6,443,740	$18,824,810

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$492,334	$204,671

See notes 2, 3, 7 and 9 for supplemental disclosure of non-cash investing activities.

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2004

(1)	Summary of Significant Accounting Policies

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

(2)	Loans Secured by Trust Deeds and Allowance for Loan Losses

Loans secured by trust deeds as of June 30, 2004 and December 31, 2003 are as follows:

	2004	2003

Income-producing properties	$212,234,860	227,559,987
Construction	35,307,846	22,044,472
Unimproved land	25,837,220	14,309,747
Residential	1,215,000	2,460,000

	$274,594,926	266,374,206

First mortgages	$273,025,682	260,321,236
Second mortgages	1,569,244	6,052,970

	$274,594,926	266,374,206

Scheduled maturities of loans secured by trust deeds as of June 30, 2004 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total

Year ending June 30:
2004 (past maturity)	$29,933,495	1,600,000	31,533,495
2005	87,495,275	9,258,043	96,753,318
2006	74,608,242	166,854	74,775,096
2007	31,119,796	—	31,119,796
2008	4,245,851	238,783	4,484,634
2009	5,475,086	2,654,709	8,129,795
Thereafter (through 2015)	325,918	27,472,874	27,798,792

	$233,203,663	41,391,263	274,594,926

The following is a schedule by geographic location of loans secured by trust deeds as of June 30, 2004 and December 31, 2003:

	June 30, 2004 Balance	Portfolio Percentage	December 31, 2003 Balance	Portfolio Percentage
Arizona	$30,787,785	11.21%	$16,729,412	6.28%
California	127,682,717	46.50%	143,353,415	53.82%
Colorado	--	--	1,050,000	0.39%
Connecticut	2,270,078	0.83%	2,382,607	0.89%
Hawaii	22,300,000	8.12%	15,300,000	5.74%
Idaho	1,775,108	0.65%	1,840,741	0.69%
Missouri	3,300,000	1.20%	3,300,000	1.24%
North Carolina	18,715,000	6.82%	18,715,000	7.03%
Nevada	40,108,520	14.61%	37,128,615	13.94%
Oregon	1,750,000	0.64%	1,750,000	0.66%
South Carolina	3,301,509	1.20%	3,301,509	1.24%
Texas	2,635,000	0.96%	2,635,000	0.99%
Utah	9,433,158	3.44%	8,080,057	3.03%
Virginia	3,185,000	1.16%	3,185,000	1.20%
Washington	7,351,051	2.66%	7,622,850	2.86%

	$274,594,926	100.00%	$266,374,206	100.00%

Variable rate loans use as indices the one- and five-year Treasury Constant Maturity Index (2.30% and 3.97%, respectively, as of June 30, 2004), the prime rate (4.0% as of June 30, 2004) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (1.71% and 2.20%, respectively, as of June 30, 2004) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

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

As of June 30, 2004, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $17,004,000.

As of June 30, 2004 and December 31, 2003, the Partnership participated in 6 and 7 loans, respectively, with a total principal balance of $61,227,000 and $46,375,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender.

Pursuant to intercreditor and assignment agreements (the “Agreements”) between the Partnership and the Lead Lender on 6 and 4 of the loans as of June 30, 2004 and December 31, 2003, respectively, with a total principal balance of $61,227,000 and $32,500,000, respectively, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loans. In addition, in the event of borrower default, the Lead Lender will either (i) continue to remit to the Partnership the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Partnership; or (iii) repurchase the participation from the Partnership for the outstanding balance of the participation plus accrued interest. The Agreements also require the Lead Lender to buy out the Partnership’s participation at the time of acquisition of the underlying collateral (such as through foreclosure) and to indemnify the Partnership as to specified other losses.

The scheduled maturities for 2004 include approximately $31,533,000 of loans that are past maturity as of June 30, 2004, of which $2,700,000 represents loans for which interest payments are delinquent over 90 days.

During the three months ended June 30, 2004 and 2003, the Partnership refinanced loans totaling $23,465,000 and $21,050,000, respectively.

The Partnership’s investment in impaired loans that were delinquent in payments greater than ninety days was approximately $19,521,000 and $22,828,000 as of June 30, 2004 and December 31, 2003, respectively. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $28,833,000 and $12,279,000 as of June 30, 2004 and December 31, 2003, respectively. Of the impaired loans, approximately $7,582,000 and $4,363,000, respectively, were in the process of foreclosure and $1,600,000 involved borrowers who were in bankruptcy as of June 30, 2004 and December 31, 2003.

The Partnership’s investment in delinquent loans consisted of six and five loans as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, $11,392,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,300,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent greater than ninety days.

Changes in the allowance for loan losses for the three months ended June 30, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning of period	$4,100,000	$4,721,000
Provision	--	379,000
Recovery of bad debts	--	--
Charge-off	--	(1,000,000)

Balance, end of period	$4,100,000	$4,100,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of June 30, 2004. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

As of June 30, 2004 and December 31, 2003, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 39% ($106,868,000) and 46% ($122,031,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(3)	Real Estate Held for Sale

Real estate held for sale includes the following components as of June 30, 2004:

Real estate held for sale	$28,352,313
Investment in limited liability companies	3,092,094

$31,444,407

During the quarter ended June 30, 2004, four lots (three including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $512,000, resulting in a gain to the Partnership of approximately $92,000.

During the quarter ended June 30, 2004, a commercial building located in Albany, Oregon that was acquired by the Partnership through foreclosure in 2002 was sold for $2,033,000, resulting in a gain to the Partnership of approximately $233,000.

Acquisition of Hotel and Casino through Foreclosure

In February 2004, the Partnership and two co-lenders in a participated loan with a principal balance of $22,200,000 foreclosed due to a violation of the bankruptcy stipulation by the borrower and obtained the underlying collateral, a hotel and casino located in Las Vegas, Nevada. The lenders were allowed to remove their cash collateral at the time of foreclosure, which totaled approximately $733,000 ($458,000 to the Partnership). The hotel and casino were closed at the time of foreclosure. Certain expenses have been incurred on the property since foreclosure for utilities, security, maintenance and legal fees, among other items, in the total amount of approximately $938,000 ($586,000 to the Partnership). The Partnership’s book value in the property was approximately $13,827,000 as of June 30, 2004. In July 2004, slot machines within the casino were sold at an auction for approximately $536,000 ($335,000 to the Partnership), reducing the Partnership’s basis in the property to approximately $13,492,000.

In June 2004, an agreement was signed whereby the hotel and casino will be sold for $21,600,000 ($13,500,000 to the Partnership) secured by a note payable to the Partnership and the co-lenders for the full purchase price. The note will bear interest at 8% per annum payable monthly and will be due in two years. In addition, the manager of the co-lenders will arrange improvement financing for the buyer in the amount of $12,000,000, which will be secured by a second deed of trust on the property. The sale is not expected to close until late 2004 once the buyer obtains all required licenses and certain improvements are completed.

Bayview Gardens, LLC

During the quarter ended June 30, 2004, the Partnership obtained a deed in lieu of foreclosure on a first mortgage loan secured by an assisted living facility located in Monterey, California in the amount of $5,000,000. The Partnership paid certain past due bills of the former borrower at the time of foreclosure of approximately $109,000 all of which were capitalized to the basis of the property.

The Partnership is now subject to an existing 2nd deed of trust on the property with the General Partner as the lender, which is recorded as note payable to general partner on the accompanying balance sheet. The principal, accrued interest and other charges on this note of approximately $1,103,000 were capitalized to the basis of the property at the time of foreclosure. Pursuant to an amendment to the note between the Partnership and the general partner dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the General Partner note.

The Partnership created a new entity, Bayview Gardens, LLC (“Bayview”), which is wholly owned by the Partnership. Under the terms of a lease agreement between the Partnership and Bayview, the assisted living facility will be leased to Bayview by the Partnership and the facility will be managed by an outside property manager. It is the Partnership’s intention to complete certain improvements to the facility, increase the occupancy rate and sell the property in the near term. The assets, liabilities, income and expenses of Bayview have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership.

Changes in the allowance for real estate losses for the three months ended June 30, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning of period	$660,000	$834,532
Provision	--	--
Deductions for real estate sold	--	(174,532)

Balance, end of period	$660,000	$660,000

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

During the quarter ended June 30, 2004, the Partnership advanced an additional $12,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $42,000 from collections on notes receivable. The net loss to the Partnership was approximately $8,000 and $114,000 for the quarters ended June 30, 2004 and 2003, respectively. The Partnership’s investment in OLH real property was approximately $1,122,000 and $1,137,000 as of June 30, 2004 and December 31, 2003, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership has been advancing funds to Dation as needed under the terms of the loan to the original borrower and as additional capital contributions. The Partnership is co-manager of Dation and is to receive 50% of the profits and losses after payment of all interest on the original loan is made to the Partnership and priority return on partner contributions is allocated at the rate of 12% per annum.

Dation sold three lots during the quarter ended June 30, 2004 and repaid $30,000 of the loan to the Partnership from the proceeds. In addition, Dation repaid $39,000 of the interest payable to the Partnership during the quarter ended June 30, 2004. The net operating loss to the Partnership was approximately $30,000 and $6,000 during the quarters ended June 30, 2004 and 2003, respectively. The Partnership’s total investment in Dation was approximately $1,970,000 and $1,845,000 as of June 30, 2004 and December 31, 2003, respectively.

(4)	Real Estate Held for Investment

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income (loss) to the Partnership was approximately $311,000 and $(67,000) during the quarters ended June 30, 2004 and 2003, respectively. The minority interest of the joint venture partner of approximately $192,000 and $124,000 as of June 30, 2004 and December 31, 2003, respectively, is reported in the accompanying consolidated balance sheets.

(5)	Transactions with Affiliates

In consideration of the management services rendered to the Partnership, Owens Financial Group, Inc. (“OFG”), the General Partner, is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans.

All of the Partnership’s loans are serviced by OFG, in consideration for which OFG receives up to .25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,496,000 and $744,000 for the three months ended June 30, 2004 and 2003, respectively, and $2,332,000 and $1,718,000, for the six months ended June 30, 2004 and 2003, respectively. Service fee payments to OFG approximated $166,000 and $159,000 for the three months ended June 30, 2004 and 2003, respectively, and $340,000 and $312,000 for the six months ended June 30, 2004 and 2003, respectively.

The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2004 and 2003. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2004, the management fees would have been $1,831,000 (increase of $335,000) and $3,739,000 (increase of $1,407,000), respectively, which would have reduced net income allocated to limited partners by approximately 6.7% and 13.3%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02 and $.03, respectively. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2003, the management fees would have been $1,753,000 (increase of $1,008,000) and $3,436,000 (increase of $1,718,000), respectively, which would have reduced net income allocated to limited partners by approximately 19.4% and 15.5%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.01 and $.03, respectively.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $27,000 and $265,000 for the three and six months ended June 30, 2004, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $20,000 and $43,000 for the three and six months ended June 30, 2004, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,488,000 (on loans originated of approximately $46,586,000) and approximately $1,926,000 (on loans originated of approximately $82,537,000) for the three and six months ended June 30, 2004, respectively. OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

The Partnership reimburses OFG for certain administrative salaries, in addition to payroll costs incurred on a Partnership real estate property (which was sold in June 2003). The amount reimbursed to OFG during the three months ended June 30, 2004 and 2003 was approximately $11,000 and $54,000, respectively.

(6)	Note Payable

The Partnership has a note payable with a bank through its investment in 720 University, which is secured by the retail development in Greeley, Colorado. The note was amended in July 2004 and the total note amount was increased to $10,400,000 ($1,600,000 available for improvements). The note requires monthly interest payments and principal payments of $24,800 (increasing to $28,900 in June 2006). The loan matures on May 31, 2007. The interest rate on the note is variable based on the LIBOR rate plus 2.75% (3.75% at June 30, 2004). Interest expense for the quarters ended June 30, 2004 and 2003 was approximately $96,000 and $91,000, respectively. The principal balance on the note as of June 30, 2004 and December 31, 2003 was approximately $8,776,000 and $8,877,000, respectively. The note contains certain covenants, which the Company has complied with as of June 30, 2004.

(7)	Note Payable to General Partner

The Partnership has a note payable to the General Partner in the amount of $1,102,895 as a result of the deed in lieu of foreclosure obtained on a Partnership loan during the quarter ended June 30, 2004. This amount includes the original loan principal balance of $907,446 and accrued interest and late charges to the date of foreclosure of $195,449. The note was amended at the time of foreclosure in June 2004. The maturity date of the note is June 8, 2009. The principal balance of the original note bears interest at the rate of 12.0% per annum. All interest and other accrued charges are deferred until maturity. In addition, the amendment specifies that upon the sale of the property, the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to this note.

(8)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was a balance of $30,844,000 and $6,000,000 outstanding on the line of credit as of June 30, 2004 and December 31, 2003, respectively. Interest expense for the quarters ended June 30, 2004 and 2003 was approximately $174,000 and $10,000, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 4.0% as of June 30, 2004. The line of credit expires on July 31, 2005. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of June 30, 2004.

(9)	Supplemental Disclosure of Non-Cash Operating and Investing Activities

Loans foreclosed and transferred to real estate held for sale	18,875,000

Note payable to General Partner assumed at time of foreclosure
of Partnership loan and capitalized to real estate held for sale	1,102,895

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

Results of Operations

Three Months Ended June 30, 2004 Compared to 2003

The net income decrease of $164,000 (3.2%) for 2004 compared to 2003 was due to:

•	a decrease in interest income secured by trust deeds of $116,000;

•	a decrease in other income of $32,000;

•	an increase in management fees to the general partner of $752,000;

•	an increase in legal and accounting expenses of $37,000;

•	an increase in rental and other expenses on real estate properties of $49,000;

•	an increase in interest expense of $168,000; and

•	an increase in minority interest of $70,000.

The net income decrease in 2004 as compared to 2003 was offset by:

•	an increase in gain on sale of real estate of $312,000;

•	an increase in rental and other income from real estate properties of $353,000;

•	a decrease in other expenses of $20,000; and

•	a decrease in the provision for loan losses of $379,000.

Interest income on loans secured by trust deeds decreased $116,000 (1.7%) for the quarter ended June 30, 2004, as compared to the same period in 2003. This decrease was a result of a decrease in the weighted average yield of the loan portfolio from 11.6% for the quarter ended June 30, 2003 to 11.2% for the quarter ended June 30, 2004 as the rates on Partnership loans have declined over the past year. The decrease in interest income was partially offset by an increase in the weighted average balance of the loan portfolio of 4.5% during the quarter ended June 30, 2004 as compared to 2003.

The decrease in other income of $32,000 (67.9%) was due primarily to a decrease in interest income earned on contingency reserves and excess cash pending investment in mortgage loans as the weighted average balance in these accounts decreased during the quarter ended June 30, 2004 as compared to 2003. In addition, there was a decrease in interest income on notes held in Oregon Leisure Homes, LLC as certain of the notes were paid off in 2003 and 2004.

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $752,000 (101.0%) during the quarter ended June 30, 2004 as compared to 2003 was primarily the result of collection of interest on certain delinquent mortgage loans, gains on sales of real estate, and collection of a $400,000 lease termination fee within 720 University, LLC during the quarter.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2001, 2002 and 2003 and the six months ended June 30, 2004 (annualized), the management fees were 1.48%, 1.46%, 2.01% and 1.71% of the average unpaid balance of mortgage loans, respectively.

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

If the maximum management fees had been paid to the General Partner during the three months ended June 30, 2004, the management fees would have been $1,831,000 (increase of $335,000), which would have reduced net income allocated to limited partners by approximately 6.7%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

The increase in legal and accounting expenses of $37,000 (71.8%) was primarily the result of legal fees incurred related to collection efforts and other legal matters on defaulted loans.

The increase in rental and other expenses on real estate properties of $49,000 (5.5%) was primarily due to the acquisition of two properties through foreclosure during the six months ended June 30, 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

The increase in interest expense of $168,000 (164.5%) was due to increased use of the Partnership’s line of credit to invest in loans secured by trust deeds during the quarter ended June 30, 2004 as compared to 2003.

The increase in minority interest of $70,000 was due to a lease termination fee collected within 720 University, LLC during the quarter ended June 30, 2004. This resulted in an increased amount of income being allocated to the minority interest partner within 720 University.

The increase in gain on sale of real estate of $312,000 (2,369%) was due to the sale of four lots/houses located in the manufactured home subdivision development located in Ione, California and the commercial building located in Albany, Oregon during the quarter ended June 30, 2004, which resulted in a total gain of $325,000. During the quarter ended June 30, 2003, only two properties were sold resulting in a net gain of $13,000.

The increase in rental and other income from real estate properties of $353,000 (53.2%) was due primarily to the $400,000 lease termination fee collected within 720 University, LLC during the quarter ended June 30, 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

The decrease in other expenses of $20,000 (35.7%) was due primarily to certain expenses incurred on delinquent loans during the quarter ended June 30, 2003 that were not incurred during the quarter ended June 30, 2004. The decrease in the provision for loan losses of $379,000 (100%) was the result of analyses performed on the loan portfolio, which resulted in no change in the allowance for loan losses during the quarter ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to 2003

The net income decrease of $514,000 (4.6%) for 2004 compared to 2003 was due to:

•	a decrease in interest income secured by trust deeds of $203,000;

•	a decrease in gain on sale of real estate of $570,000;

•	a decrease in other income of $54,000;

•	an increase in management fees to the general partner of $614,000;

•	an increase in legal and accounting expenses of $76,000;

•	an increase in rental and other expenses on real estate properties of $60,000;

•	an increase in interest expense of $368,000; and

•	an increase in minority interest of $93,000.

The net income decrease in 2004 as compared to 2003 was offset by:

•	an increase in rental and other income from real estate properties of $164,000;

•	a decrease in the provision for loan losses of $679,000;

•	a decrease in the provision for losses on real estate held for sale of $585,000; and

•	an increase in the recovery of bad debts of $100,000.

Interest income on loans secured by trust deeds decreased $203,000 (1.5%) for the six months ended June 30, 2004, as compared to the same period in 2003. This decrease was a result of a decrease in the weighted average yield of the loan portfolio from 11.6% for the six months ended June 30, 2003 to 11.1% for the six months ended June 30, 2004 as the rates on Partnership loans have declined over the past year. The decrease in interest income was partially offset by an increase in the weighted average balance of the loan portfolio of 8.8% during the six months ended June 30, 2004 as compared to 2003.

The decrease in gain on sale of real estate of $570,000 (56.8%) was due to the sale of nine properties during the six months ended June 30, 2003, which resulted in a net gain of $1,003,000. During the six months ended June 30, 2004, eight lots/houses located in the manufactured home subdivision development located in Ione, California and the commercial building located in Albany, Oregon were sold, which resulted in a net gain of $433,000.

The decrease in other income of $54,000 (57.3%) was due primarily to a decrease in interest income earned on contingency reserves and excess cash pending investment in mortgage loans as the weighted average balance in these accounts decreased during the six months ended June 30, 2004 as compared to 2003. In addition, there was a decrease in interest income on notes held in Oregon Leisure Homes, LLC as certain of the notes were paid off in 2003 and 2004.

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The increase in management fees of $614,000 (35.8%) during the quarter ended June 30, 2004 as compared to 2003 was primarily the result of collection of interest on certain delinquent mortgage loans and collection of a $400,000 lease termination fee within 720 University, LLC during the quarter.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2001, 2002 and 2003 and the six months ended June 30, 2004 (annualized), the management fees were 1.48%, 1.46%, 2.01% and 1.71% of the average unpaid balance of mortgage loans, respectively.

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

If the maximum management fees had been paid to the General Partner during the six months ended June 30, 2004, the management fees would have been $3,739,000 (increase of $1,407,000), which would have reduced net income allocated to limited partners by approximately 13.3%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.03.

The increase in legal and accounting expenses of $76,000 (76.3%) was primarily the result of legal fees incurred related to collection efforts and other legal matters on defaulted loans.

The increase in rental and other expenses on real estate properties of $60,000 (3.3%) was due to the acquisition of two properties through foreclosure during the six months ended June 30, 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

The increase in interest expense of $368,000 (195.3%) was due to increased use of the Partnership’s line of credit to invest in loans secured by trust deeds during the six months ended June 30, 2004 as compared to 2003.

The increase in minority interest of $93,000 was due to a lease termination fee collected within 720 University, LLC during the six months ended June 30, 2004. This resulted in an increased amount of income being allocated to the minority interest partner within 720 University.

The increase in rental and other income from real estate properties of $164,000 (11.4%) was due primarily to the $400,000 lease termination fee collected within 720 University, LLC during the six months ended June 30, 2004. This increase was partially offset by reduced rental income as a result of sales of various operating properties during 2003. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

The decrease in the provision for loan losses of $679,000 (100%) and the provision for losses on real estate held for sale of $585,000 (100%) was the result of analyses performed on the loan and real estate portfolios, which resulted in no change in the allowance for loan losses or real estate during the six months ended June 30, 2004. In addition, during the six months ended June 30, 2004 the Partnership collected $100,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement (recovery of bad debt).

Financial Condition

June 30, 2004 and December 31, 2003

Loan Portfolio

The number of Partnership mortgage investments decreased from 95 to 87, and the average loan balance increased from $2,804,000 to $3,156,000 between December 31, 2003 and June 30, 2004.

Approximately $19,521,000 (7.1%) and $22,828,000 (8.6%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of June 30, 2004 and December 31, 2003, respectively. Of these amounts, approximately $7,582,000 (2.8%) and $4,363,000 (1.6%), respectively, were in the process of foreclosure, and approximately $1,600,000 (0.6%) and $1,600,000 (0.6%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $28,833,000 (10.5%) and $12,279,000 (4.6%) as of June 30, 2004 and December 31, 2003, respectively.

Loans in the process of foreclosure as of December 31, 2003 consisted of three loans, of which one loan in the amount of $363,000 was paid off by the borrower during the six months ended June 30, 2004 and two loans in the total amount of $4,000,000 are still delinquent and in foreclosure. In addition, one loan in the amount of $3,582,000 entered into foreclosure during the quarter ended June 30, 2004.

As of June 30, 2004 and December 31, 2003, the Partnership held the following types of mortgages:

	June 30, 2004	December 31, 2003
1st Mortgages	$273,025,682	260,321,236
2nd Mortgages	1,569,244	6,052,970

Total	$274,594,926	$266,374,206

Income Producing Properties	$212,234,860	$227,559,987
Construction	35,307,846	22,044,472
Unimproved Land	25,837,220	14,309,747
Residential	1,215,000	2,460,000

Total	$274,594,926	$266,374,206

As of June 30, 2004 and December 31, 2003, approximately 39% and 46% of the Partnership’s mortgage loans are secured by real property located in Northern California and approximately 47% and 54%, respectively, of the Partnership’s mortgage loans are secured by real property located in all of California.

The Partnership’s investment in construction loans increased by $13,263,000 (60.2%) during the six months ended June 30, 2004. This increase was primarily due to additional construction advances made on existing loans during the six months ended June 30, 2004.

The Partnership’s investment in loans on unimproved land increased by $11,527,000 (80.6%) during the six months ended June 30, 2004. This increase was primarily the result of the origination of three new loans secured by unimproved land in the total amount of $13,577,000 during the six months ended June 30, 2004, net of two loans in the total amount of $2,050,000 that were paid off during the period. All of the loans secured by unimproved land are first trust deeds.

Changes in the allowance for loan losses for the six months ended June 30, 2004 and the year ended December 31, 2003 were as follows:

	2004	2003
Balance, beginning of period	$4,100,000	$4,774,000
Provision	(100,000)	679,000
Recovery of bad debts	100,000	--
Charge-off	--	(1,353,000)

Balance, end of period	$4,100,000	$4,100,000

Real Estate Properties Held for Sale and Investment

As of June 30, 2004, the Partnership held title to 12 properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $47,326,000 (including properties held in four limited liability companies), net of allowance for losses of $660,000 and accumulated depreciation and amortization of $990,000. As of June 30, 2004, properties held for sale total $31,444,000 and properties held for investment total $15,882,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

In February 2004, the Partnership and two co-lenders in a participated loan with a principal balance of $22,200,000 foreclosed due to a violation of the bankruptcy stipulation by the borrower and obtained the underlying collateral, a hotel and casino located in Las Vegas, Nevada. The lenders were allowed to remove their cash collateral at the time of foreclosure, which totaled approximately $733,000 ($458,000 to the Partnership). The hotel and casino were closed at the time of foreclosure. Certain expenses have been incurred on the property since foreclosure for utilities, security, maintenance and legal fees, among other items, in the total amount of approximately $938,000 ($586,000 to the Partnership). The Partnership’s book value in the property was approximately $13,827,000 as of June 30, 2004. In July 2004, slot machines within the casino were sold at an auction for approximately $536,000 ($335,000 to the Partnership), reducing the Partnership’s basis in the property to approximately $13,492,000.

In June 2004, an agreement was signed whereby the property will be sold for $21,600,000 ($13,500,000 to the Partnership) secured by a note payable to the Partnership and the co-lenders for the full purchase price. The note will bear interest at 8% per annum payable monthly and will be due in two years. In addition, the manager of the co-lenders will arrange improvement financing for the buyer in the amount of $12,000,000, which will be secured by a second deed of trust on the property. The sale is not expected to close until late 2004 once the buyer obtains all required licenses and certain improvements are completed.

During the quarter ended June 30, 2004, four lots (three including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $512,000, resulting in a gain to the Partnership of approximately $92,000.

During the quarter ended June 30, 2004, a commercial building located in Albany, Oregon that was acquired by the Partnership through foreclosure in 2002 was sold for $2,033,000, resulting in a gain to the Partnership of approximately $233,000.

During the quarter ended June 30, 2004, the Partnership obtained a deed in lieu of foreclosure on a first mortgage loan secured by an assisted living facility located in Monterey, California in the amount of $5,000,000. The Partnership paid certain past due bills of the former borrower at the time of foreclosure of approximately $109,000 all of which were capitalized to the basis of the property.

The Partnership is now subject to an existing 2nd deed of trust on the property with the General Partner as the lender, which is recorded as note payable to general partner on the accompanying balance sheet. The principal, accrued interest and other charges on this note of approximately $1,103,000 were capitalized to the basis of the property at the time of foreclosure. Pursuant to an amendment to the note between the Partnership and the general partner dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the General Partner note.

Changes in the allowance for real estate losses for the six months ended June 30, 2004 and the year ended December 31, 2003 were as follows:

	2004	2003
Balance, beginning of period	$660,000	$250,000
Provision	--	584,532
Deductions for real estate sold	--	(174,532)

Balance, end of period	$660,000	$660,000

Five of the Partnership’s twelve properties do not currently generate revenue. Expenses from rental properties have increased from approximately $896,000 to $945,000 (5.5%) for the quarter ended June 30, 2003 and 2004, respectively, and revenues associated with these properties have increased from $664,000 to $1,016,000 (53.2%), respectively.

The increase in rental income is primarily due to a lease termination fee in the amount of $400,000 received from a former tenant of 720 University during the quarter ended June 30, 2004. The tenant vacated the premises but was still obligated to 720 University pursuant to a lease agreement. Since the tenant vacated, 720 University has leased the majority of the vacant space and is now in the process of completing improvements to the space. The increase in rental income from the receipt of the lease termination fee as compared to 2003 was offset by the sale of two operating properties during 2003 (a commercial building located in Monterey, California and a hotel property located in Phoenix, Arizona). Rental expenses did not decrease substantially during the quarter ended June 30, 2004 as a result of these sales because the Partnership foreclosed on a hotel and casino in February 2004, and, although the property was closed at the time of foreclosure, the Partnership incurred expenses of approximately $273,000 during the quarter.

Interest and Other Receivables

Interest and other receivables decreased from approximately $3,759,000 as of December 31, 2003 to $2,833,000 as of June 30, 2004 ($926,000 or 24.6%) due primarily to the following:

•	a decrease in delinquent loans as of June 30, 2004 as compared to December 31, 2003 and the collection of past due amounts on previously delinquent loans during the six months ended June 30, 2004;

•	the collection of deferred interest on two loans in the amount of $459,000 at the time of payoff during the six months ended June 30, 2004; and

•	the collection of deferred interest and other receivables in the amount of $433,000 in the form of cash collateral within the hotel and casino that was foreclosed in February 2004 (see “Financial Condition – Loan Portfolio” above).

Due from Affiliate

Due from affiliate decreased from approximately $193,000 as of December 31, 2003 to $153,000 ($39,000 or 20.4%) as of June 30, 2004 due to the collection of accrued interest from Dation as a result of lot/house sales during the period.

Due to General Partner

Due to General Partner decreased from approximately $1,167,000 as of December 31, 2003 to approximately $1,002,000 as of June 30, 2004 ($165,000 or 14.1%) due to decreased management fees owed to the General Partner as of June 30, 2004 pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $211,000 as of December 31, 2003 to approximately $407,000 as of June 30, 2004 ($196,000 or 92.9%) due to amounts payable related to the hotel and casino located in Las Vegas, Nevada and the assisted living facility within Bayview Gardens, LLC, both of which were obtained via foreclosure during the six months ended June 30, 2004.

Note Payable

Note payable decreased from approximately $8,877,000 as of December 31, 2003 to $8,776,000 ($101,000 or 1.1%) as of June 30, 2004 due to principal payments made on the note payable securing the Greeley, Colorado retail complex, pursuant to the loan agreement.

Note Payable to General Partner

Note payable to general partner increased $1,103,000 (100%) since December 31, 2003 as a result of the deed in lieu of foreclosure obtained on a Partnership loan during the quarter ended June 30, 2004. The receipt of the deed in lieu of foreclosure made the Partnership subject to the second deed of trust on the related property payable to Owens Financial Group, Inc., the Partnership’s General Partner. Pursuant to an amendment to the note between the Partnership and the General Partner dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity.

Line of Credit Payable

Line of credit payable increased from $6,000,000 as of December 31, 2003 to $30,844,000 as of June 30, 2004 ($24,844,000 or 414.1%) as a result of additional advances made on the line of credit to invest in loans secured by trust deeds during the six months ended June 30, 2004.

Asset Quality

There is no precise method of predicting specific losses or amounts that ultimately may be charged off on specific loans or on segments of the loan portfolio. The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership’s mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner’s evaluation of the risk inherent in the Partnership’s loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	the Partnership’s historical loss experience;

•	the types and dollar amounts of loans in the portfolio;

•	borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated net realizable value or fair value of the underlying collateral.

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

The following is a summary of actual losses realized on loans and real estate for the six months ended June 30, 2004 and the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998.

	Loans	Real Estate
2004 (6 months)	--	--
2003	1,353,000	186,000
2002	1,235,000	70,000
2001	614,000	--
2000	--	--
1999	--	--
1998	--	712,000

The loss on real estate in the amount of $712,000 during the year ended December 31, 1998 was a result of the sale of a foreclosed property to the General Partner at its fair market value.

During the six months ended June 30, 2004, the Partnership collected $100,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement.

As of June 30, 2004, management believes that the allowance for loan losses of $4,100,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

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

Withdrawal percentages have been 7.99%, 6.64%, 5.45%, 3.32%, 4.42% and 5.46% (annualized) for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, and the six months ended June 30, 2004, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. The balance outstanding on the line of credit was $30,843,755 as of June 30, 2004.

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

Economic developments in the United States have generally been favorable in 2004 and this has led to expansion and notable gains in employment. The strengthening demand has been a factor contributing to the rise in inflation this year. These and other factors led the Federal Reserve Board to increase the discount rate by 0.25% in July 2004. The rates that the Partnership charges on its loans have not yet been impacted by these actions. In fact, the weighted average interest rate on Partnership loans declined from 11.6% as of June 30, 2003 to 11.1% as of June 30, 2004. At the present time, the General Partner does not expect a noticeable increase in the rates charged on Partnership loans. However, there has been some increase in lending opportunities in recent months, which may be a result of the strengthening economy.

With the exception of the reinvestment of distributions, the Partnership has been closed to most new limited partner investments since September 2001. The Partnership has remained closed during this time because there have not been enough suitable mortgage investments for the Partnership to invest in to allow the Partnership to remain fully invested in loans for a sustainable period of time. Remaining closed to most new limited partner investments reduces the Partnership’s excess cash that would be invested in lower yielding investments, which could have the effect of decreasing the yield paid to existing limited partners.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio, a note payable securing a real estate property owned by the Partnership, and the balance payable on the Partnership’s line of credit as of June 30, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair values as of June 30, 2004.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended June 30,

	2005	2006	2007	2008	2009	Thereafter	Total
Interest earning
assets:
Money market
accounts	$5,929,588	--	--	--	--	--	$5,929,588
Average interest rate	0.9%	--	--	--	--	--	0.9%
Loans secured by
trust deeds	$128,286,813	$74,775,096	$31,119,796	$4,484,634	$8,129,795	$27,798,792	$274,594,926
Average interest rate	11.5%	11.2%	10.5%	9.4%	9.5%	10.4%	11.1%

Interest bearing
liabilities:
Note payable to bank	$297,600	$301,700	$8,176,700	--	--	--	$8,776,000
Average interest rate	3.8%	3.8%	3.8%	--	--	--	3.8%
Note payable to
general partner	--	--	--	--	$1,102,895	--	$1,102,895
Average interest rate	--	--	--	--	12.0%	--	12.0%
Line of credit
payable	--	$30,843,755	--	--	--	--	$30,843,755
Average interest rate	--	4.0%	--	--	--	--	4.0%

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

The majority of the Partnership’s mortgage loans (84.9% as of June 30, 2004) earn interest at fixed rates. Changes in interest rates may also affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

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

Dated: August 12, 2004	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner
Dated: August 12, 2004	By: /s/ William C. Owens William C. Owens, President
Dated: August 12, 2004	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer
Dated: August 12, 2004	By: /s/ Melina A. Platt Melina A. Platt, Controller