Form 10-Q
period 2004-09-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2004-11-12
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

	(UNAUDITED) September 30 2004	December 31 2003
ASSETS
Cash and cash equivalents	$34,304,623	$6,632,997
Loans secured by trust deeds, net of allowance for
losses of $4,100,000 in 2004 and 2003	241,686,744	262,274,206
Interest and other receivables	2,496,830	3,758,922
Due from affiliate	62,257	192,647
Real estate held for sale, net of allowance for losses
of $743,000 in 2004 and $660,000 in 2003	24,632,230	13,163,574
Real estate held for investment, net of accumulated depreciation
and amortization of $1,131,841 in 2004 and $812,370 in 2003	22,999,919	15,394,293

	$326,182,603	$301,416,639

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$555,085	$573,725
Due to general partner	1,191,579	1,166,522
Accounts payable and accrued liabilities	4,825,308	210,994
Note payable	9,713,742	8,877,203
Note payable to general partner	1,102,895	--
Line of credit payable	22,845,000	6,000,000

Total Liabilities	40,233,609	16,828,444

Minority interest	204,737	123,927

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,813,101	2,805,528
Limited partners	282,931,156	281,658,740

Total partners’ capital	285,744,257	284,464,268

	$326,182,603	$301,416,639

The accompanying notes are an integral part of these financial statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30 2004	September 30 2003	September 30 2004	September 30 2003
REVENUES:
Interest income on loans secured by trust deeds	$7,075,888	$6,821,437	$20,901,906	$20,850,227
Gain (loss) on sale of real estate, net	105,679	413,526	538,989	1,416,335
Rental and other income from real estate properties	933,990	712,807	2,538,051	2,152,647
Other income	24,856	29,581	65,405	124,522

Total revenues	8,140,413	7,977,351	24,044,351	24,543,731

EXPENSES:
Management fees to general partner	1,460,461	1,798,304	3,792,513	3,516,117
Servicing fees to general partner	165,129	162,283	505,016	474,353
Carried interest to general partner	5,995	3,005	5,995	18,063
Administrative	11,100	11,100	33,300	33,300
Legal and accounting	41,244	28,329	215,977	127,434
Rental and other expenses on real estate properties	1,309,360	384,956	3,184,412	2,199,963
Interest expense	424,002	95,941	979,892	284,209
Minority interest	12,857	10,055	80,810	(14,542)
Provision for loan losses	--	--	--	679,370
Provision for losses on real estate held for sale, net	83,294	--	83,294	584,532
Recovery of bad debts	--	--	(100,000)	--
Other	15,165	2,555	71,511	66,647

Total expenses	3,528,607	2,496,528	8,852,720	7,969,446

Net income	$4,611,806	$5,480,823	$15,191,631	$16,574,285

Net income allocated to general partner	$45,701	$54,562	$150,557	$164,316

Net income allocated to limited partners	$4,566,105	$5,426,261	$15,041,074	$16,409,969

Net income allocated to limited partners
per weighted average limited partnership unit	$.02	$.02	$.05	$.06

Weighted average limited partnership units	282,549,000	281,163,000	281,958,000	280,285,000

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003
(UNAUDITED)

	September 30 2004	September 30 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,191,631	$16,574,285
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(538,989)	(1,416,335)
Provision for loan losses	--	679,370
Provision for losses on real estate held for sale	83,294	584,532
Depreciation and amortization	319,471	229,714
Changes in operating assets and liabilities:
Interest and other receivables	1,281,668	286,238
Due from affiliate	130,390	--
Accounts payable and accrued liabilities	4,614,314	(29,216)
Due to general partner	25,057	410,681

Net cash provided by operating activities	21,106,836	17,319,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans secured by trust deeds	(100,303,163)	(135,256,376)
Principal collected on loans	451,678	390,496
Loan payoffs	101,563,947	127,834,741
Investment in real estate properties	(2,910,893)	(4,480,461)
Net proceeds from disposition of real estate properties	3,931,154	5,863,929
Proceeds received from real estate joint venture	--	2,680,715
Minority interest in limited liability companies	80,810	(14,573)

Net cash provided by (used in) investing activities	2,813,533	(2,981,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	1,180,017	1,419,130
Accrued distributions payable	(18,640)	(29,182)
Advances on note payable	985,339	627,484
Repayments on note payable	(148,800)	--
Net advances (repayments) on line of credit	16,845,000	(2,867,371)
Partners’ cash distributions	(5,131,614)	(5,344,724)
Partners’ capital withdrawals	(9,960,045)	(8,973,909)

Net cash provided by (used in) financing activities	3,751,257	(15,168,572)

Net increase (decrease) in cash and cash equivalents	27,671,626	(830,832)

Cash and cash equivalents at beginning of period	6,632,997	6,684,418

Cash and cash equivalents at end of period	$34,304,623	$5,853,586

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$886,937	$301,836

See notes 2, 3, 7 and 9 for supplemental disclosure of non-cash investing activities. The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2004

(1)	Summary of Significant Accounting Policies

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

(2)	Loans Secured by Trust Deeds and Allowance for Loan Losses

Loans secured by trust deeds as of September 30, 2004 and December 31, 2003 are as follows:

	2004	2003

Income-producing properties	$172,166,132	227,559,987
Construction	42,706,530	22,044,472
Unimproved land	29,699,082	14,309,747
Residential	1,215,000	2,460,000

	$245,786,744	266,374,206

First mortgages	$244,244,385	260,321,236
Second mortgages	1,542,359	6,052,970

	$245,786,744	266,374,206

Scheduled maturities of loans secured by trust deeds as of September 30, 2004 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total

Year ending September 30:
2004 (past maturity)	$34,237,802	5,900,000	40,137,802
2005	94,936,956	197,267	95,134,223
2006	58,992,627	--	58,992,627
2007	14,299,139	238,783	14,537,922
2008	3,005,078	784,774	3,789,852
2009	5,458,845	--	5,458,845
Thereafter (through 2014)	918,125	26,817,348	27,735,473

	$211,848,572	33,938,172	245,786,744

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2004 and December 31, 2003:

	September 30, 2004 Balance	Portfolio Percentage	December 31, 2003 Balance	Portfolio Percentage
Arizona	$27,699,326	1.27%	$16,729,412	6.28%
California	136,537,385	55.55%	143,353,415	53.82%
Colorado	--	--	1,050,000	0.39%
Connecticut	2,211,036	0.90%	2,382,607	0.89%
Hawaii	15,300,000	6.23%	15,300,000	5.74%
Idaho	1,747,980	0.71%	1,840,741	0.69%
Missouri	3,300,000	1.34%	3,300,000	1.24%
North Carolina	18,715,000	7.61%	18,715,000	7.03%
Nevada	12,102,281	4.92%	37,128,615	13.94%
Oregon	--	--	1,750,000	0.66%
South Carolina	3,301,509	1.35%	3,301,509	1.24%
Texas	2,635,000	1.07%	2,635,000	0.99%
Utah	11,211,980	4.56%	8,080,057	3.03%
Virginia	3,185,000	1.30%	3,185,000	1.20%
Washington	7,840,247	3.19%	7,622,850	2.86%

	$245,786,744	100.00%	$266,374,206	100.00%

Variable rate loans use as indices the one- and five-year Treasury Constant Maturity Index (2.20% and 3.35%, respectively, as of September 30, 2004), the prime rate (4.75% as of September 30, 2004) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (1.875% and 2.20%, respectively, as of September 30, 2004) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

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

As of September 30, 2004, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $11,045,000.

As of September 30, 2004 and December 31, 2003, the Partnership participated in 3 and 7 loans, respectively, with a total principal balance of $26,237,000 and $46,375,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender.

Pursuant to intercreditor and assignment agreements (the “Agreements”) between the Partnership and the Lead Lender on 3 and 4 of the loans as of September 30, 2004 and December 31, 2003, respectively, with a total principal balance of $26,237,000 and $32,500,000, respectively, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loans. In addition, in the event of borrower default, the Lead Lender will either (i) continue to remit to the Partnership the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the Partnership; or (iii) repurchase the participation from the Partnership for the outstanding balance of the participation plus accrued interest. The Agreements also require the Lead Lender to buy out the Partnership’s participation at the time of acquisition of the underlying collateral (such as through foreclosure) and to indemnify the Partnership as to specified other losses.

The scheduled maturities for 2004 include approximately $40,138,000 of loans that are past maturity as of September 30, 2004, of which $2,700,000 represents loans for which interest payments are delinquent over 90 days.

During the three months ended September 30, 2004 and 2003, the Partnership refinanced loans totaling $272,000 and $16,685,000, respectively.

The Partnership’s investment in impaired loans that were delinquent in monthly payments greater than ninety days was approximately $16,269,000 and $22,828,000 as of September 30, 2004 and December 31, 2003, respectively. Of these impaired loans, approximately $1,100,000 and $4,363,000, respectively, were in the process of foreclosure and $5,182,000 and $1,600,000, respectively, involved borrowers who were in bankruptcy as of September 30, 2004 and December 31, 2003. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $37,438,000 and $12,279,000 as of September 30, 2004 and December 31, 2003, respectively.

The Partnership’s investment in loans delinquent in monthly payments greater than ninety days consisted of four and five loans as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, $11,087,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,300,000. There is a non-specific allowance for credit losses of $2,800,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days.

Changes in the allowance for loan losses for the three months ended September 30, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning of period	$4,100,000	$4,100,000
Provision	--	--
Recovery of bad debts	--	--
Charge-off	--	--

Balance, end of period	$4,100,000	$4,100,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of September 30, 2004. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

As of September 30, 2004 and December 31, 2003, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 47% ($115,458,000) and 46% ($122,031,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(3)	Real Estate Held for Sale

Real estate held for sale includes the following components as of September 30, 2004:

Real estate held for sale	$21,540,738
Investment in limited liability companies	3,091,492

$24,632,230

During the quarter ended September 30, 2004, four lots (three including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $503,000, resulting in a gain to the Partnership of approximately $106,000.

Acquisition of Hotel and Casino through Foreclosure and Subsequent Sale

In February 2004, the Partnership and two co-lenders (the “Sellers”) participated in a Sloan with a principal balance of $22,200,000 foreclosed due to a violation of the bankruptcy stipulation by the borrower and obtained the underlying collateral, a hotel and casino located in Las Vegas, Nevada. The lenders were allowed to remove their cash collateral at the time of foreclosure, which totaled approximately $733,000 ($458,000 to the Partnership). The hotel and casino were closed at the time of foreclosure. Certain expenses have been incurred on the property since foreclosure for utilities, security, maintenance and legal fees, among other items, in the total amount of approximately $1,904,000 ($1,190,000 to the Partnership). In addition, slot machines within the casino were sold at an auction in July 2004 for approximately $536,000 ($335,000 to the Partnership).

On June 4, 2004, the Sellers had entered into a Purchase Agreement with an unrelated company (the “Assignor”), whereby the Assignor would purchase the property from the Sellers at a price of $21,600,000 secured by a note for the full purchase price. The note was to bear interest at 8% per annum payable monthly and be due in two years.

On September 27, 2004, the Sellers signed an Assignment Agreement and Release (the “Assignment”) with the Assignor and an unrelated company (the “Assignee”), which assigned the right, title and interest in the Purchase Agreement from the Assignor to the Assignee. In addition, on September 27, 2004, the Sellers signed an Amended and Restated Purchase Agreement (the “Amended Agreement”) with the Assignee or its assigns (the “Buyer”). The Amended Agreement replaced the Purchase Agreement and provided that the Buyer would purchase the Property for $21,767,028 from the Sellers. Although it was signed on September 27, 2004, both it and the Assignment provided that they did not become effective until the close of escrow on October 1, 2004.

On October 1, 2004, escrows for the related transactions were closed and the Assignment and Amended Agreement were made effective. The Partnership received approximately $13,239,000 as its portion of the net sales proceeds (62.5%), which resulted in a loss to the Partnership of approximately $83,000. This loss was recorded as bad debt expense for the quarter ended September 30, 2004.

Changes in the allowance for real estate losses for the three months ended September 30, 2004 and 2003 were as follows:

	2004	2003
Balance, beginning of period	$660,000	$660,000
Provision	83,294	--
Deductions for real estate sold	--	--

Balance, end of period	$743,294	$660,000

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure.

The Partnership is co-manager of OLH and receives 70% of the profits after payment of all interest on the original loan is made to the Partnership and priority return on partner contributions is allocated at the rate of 11% per annum. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership.

During the quarter ended September 30, 2004, the Partnership advanced an additional $9,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $124,000 from collections on notes receivable. The net loss to the Partnership was approximately $3,000 for the quarter ended September 30, 2004. The net income to the Partnership (including gains on sales) was approximately $242,000 during the quarter ended September 30, 2003. The Partnership’s investment in OLH real property was approximately $1,122,000 and $1,137,000 as of September 30, 2004 and December 31, 2003, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership has been advancing funds to Dation as needed. The Partnership is co-manager of Dation and receives 50% of the profits and losses after payment of all interest on the original loan is made to the Partnership and priority return on partner contributions is allocated at the rate of 12% per annum.

Dation sold two lots during the quarter ended September 30, 2004 and repaid $20,000 of the loan to the Partnership. In addition, Dation paid $91,000 of the interest payable to the Partnership during the quarter ended September 30, 2004. The net operating loss to the Partnership was approximately $27,000 and $40,000 during the quarters ended September 30, 2004 and 2003, respectively. The Partnership’s total investment in Dation was approximately $1,970,000 and $1,845,000 as of September 30, 2004 and December 31, 2003, respectively.

(4)	Real Estate Held for Investment

Bayview Gardens, LLC

During the nine months ended September 30, 2004, the Partnership obtained a deed in lieu of foreclosure on a first mortgage loan secured by an assisted living facility located in Monterey, California in the amount of $5,000,000. The Partnership paid certain past due bills of the former borrower at the time of foreclosure of approximately $109,000 all of which were capitalized to the basis of the property.

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

The Partnership created a new entity, Bayview Gardens, LLC (“Bayview”), which is wholly owned by the Partnership. Under the terms of a lease agreement between the Partnership and Bayview, the assisted living facility is leased to Bayview by the Partnership and the facility is managed by an outside property manager. The net loss to the Partnership from Bayview was $102,000 and $159,000 for the three and nine months ended September 30, 2004, respectively. The assets, liabilities, income and expenses of Bayview have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $6,223,000 as of September 30, 2004.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $143,000 and $260,000 during the quarters ended September 30, 2004 and 2003, respectively. The minority interest of the joint venture partner of approximately $205,000 and $124,000 as of September 30, 2004 and December 31, 2003, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $14,440,000 and $13,063,000 as of September 30, 2004 and December 31, 2003, respectively.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,460,000 and $1,798,000 for the three months ended September 30, 2004 and 2003, respectively, and $3,793,000 and $3,516,000, for the nine months ended September 30, 2004 and 2003, respectively. Service fee payments to OFG approximated $165,000 and $162,000 for the three months ended September 30, 2004 and 2003, respectively, and $505,000 and $474,000 for the nine months ended September 30, 2004 and 2003, respectively.

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2004 and 2003. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2004, the management fees would have been $1,816,000 (increase of $356,000) and $5,555,000 (increase of $1,762,000), respectively, which would have reduced net income allocated to limited partners by approximately 7.7% and 11.6%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02 and $.05, respectively. If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2003, the management fees would have been $5,221,000 (increase of $1,705,000), which would have reduced net income allocated to limited partners by approximately 10.5%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.05.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $143,000 and $408,000 for the three and nine months ended September 30, 2004, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $3,000 and $46,000 for the three and nine months ended September 30, 2004, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $360,000 (on loans originated of approximately $17,763,000) and approximately $2,285,000 (on loans originated of approximately $107,303,000) for the three and nine months ended September 30, 2004, respectively. In addition, OFG collects extension fees for the extension of the maturity date of Partnership loans. Such fees earned by OFG amounted to approximately $339,000 (on loans extended of approximately $11,337,000) for the three and nine months ended September 30, 2004.

The Partnership reimburses OFG for certain administrative salaries, in addition to payroll costs incurred on a Partnership real estate property (which was sold in June 2003). The amounts reimbursed to OFG were approximately $11,000 during the three months ended September 30, 2004 and 2003, and approximately $33,000 and $123,000 during the nine months ended September 30, 2004 and 2003, respectively.

(6)	Note Payable

The Partnership has a note payable with a bank through its investment in 720 University, which is secured by the retail development in Greeley, Colorado. The note was amended in July 2004 and the total note amount was increased to $10,400,000 ($1,600,000 available for improvements). The note requires monthly interest payments based on the LIBOR rate plus 2.75% (4.5% at September 30, 2004). Monthly principal payments of $28,900 will also be required beginning in June 2006. The loan matures on May 31, 2007. Interest expense for the quarters ended September 30, 2004 and 2003 was approximately $105,000 and $84,000, respectively. The principal balance on the note as of September 30, 2004 and December 31, 2003 was approximately $9,714,000 and $8,877,000, respectively. The note contains certain covenants, which the Company has complied with as of September 30, 2004.

(7)	Note Payable to General Partner

The Partnership has a note payable to the General Partner in the amount of $1,102,895 as a result of the deed in lieu of foreclosure obtained on a Partnership loan during the nine months ended September 30, 2004. This amount includes the original loan principal balance of $907,446 and accrued interest and late charges to the date of foreclosure of $195,449. The note was amended at the time of foreclosure in June 2004. The maturity date of the note is June 8, 2009. The principal balance of the original note bears interest at the rate of 12.0% per annum. All interest and other accrued charges are deferred until maturity. In addition, the amendment specifies that upon the sale of the property, the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to this note.

(8)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was a balance of $22,845,000 and $6,000,000 outstanding on the line of credit as of September 30, 2004 and December 31, 2003, respectively. Interest expense for the quarters ended September 30, 2004 and 2003 was approximately $319,000 and $12,000, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 4.75% as of September 30, 2004. The line of credit expires on July 31, 2005. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of September 30, 2004.

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

Results of Operations

Overview

Owens Mortgage Investment Fund (the “Partnership”) is a California Limited Partnership that invests in mortgage loans on real property located in the United States that are primarily originated by the Partnership’s general partner, Owens Financial Group, Inc. (the “General Partner”).

The Partnership’s primary objective is to generate monthly income from its investment in mortgage loans. The Partnership’s focus is on making mortgage loans to owners and developers of real property whose financing needs are often not met by traditional mortgage lenders. These include borrowers that traditional lenders may not normally consider because of perceived credit risks based on ratings or experience levels, and borrowers who require faster loan decisions. One of the Partnership’s competitive advantages is the ability to approve loan applications more quickly than traditional lenders.

The Partnership will originate loans secured by very diverse property types. In addition, the Partnership will occasionally lend to borrowers whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make mortgage loans that are riskier than mortgage loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property, such as with lower loan to value ratios.

The Partnership’s operating results are affected primarily by:

o the amount of cash available to invest in mortgage loans;
o        the level of real estate lending activity in the markets serviced;
o        the ability to identify and lend to suitable borrowers;
o        the interest rates the Partnership is able to charge on loans;
o        the level of delinquencies on mortgage loans;
o        the level of foreclosures and related loan and real estate losses experienced; and
o the income or losses from foreclosed properties prior to the time of disposal.

Economic developments in the United States have generally been favorable in 2004 and this has led to expansion and gains in employment. The strengthening demand has been a factor contributing to the rise in inflation this year. These and other factors led the Federal Reserve Board to increase the discount rate by a total of 0.75% in 2004. The rates that the Partnership charges on its loans have not yet been impacted by these actions. In fact, the weighted average interest rate on Partnership loans declined from 11.2% as of September 30, 2003 to 11.0% as of September 30, 2004. Presently, the General Partner does not expect a noticeable increase in the rates charged on Partnership loans, primarily because there continues to be a shortage of suitable loans for the Partnership to invest in.

Partnership lending volume in 2004 has been lower than in the prior two years. This fact coupled with a continuing high level of loan payoffs in 2004 have resulted in increased available cash to the Partnership. This has required the Partnership to remain closed to most additional partner investments since September 2001.

If economic conditions worsen in 2004, the Partnership could experience an increase in loan defaults. This would reduce the amount of income available for distribution to partners. Recognizing this risk, the General Partner seeks to maintain a low loan-to-value ratio on its loans, which as of September 30, 2004 was 55% on a weighted average basis. By this means, the Partnership hopes to protect the value of loans in the event of default by providing an increased equity position in underlying real property in the event of foreclosure. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of September 30, 2004, 47.0% of loans were secured by real estate in Northern California, while 11.3% and 8.6% were secured by real estate in Arizona and Southern California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Commercial real estate markets in segmented areas of California have continued to prosper. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening economy, particularly in California and Arizona, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Total revenues	$8,140,413	$7,977,351	$24,044,351	$24,543,731
Total expenses	$3,528,607	$2,496,528	$8,852,720	$7,969,446

Net income	$4,611,806	$5,480,823	$15,191,631	$16,574,285

Net income allocated to limited partners	$4,566,105	$5,426,261	$15,041,074	$16,409,969

Net income allocated to limited partners
per weighted average limited partnership
unit	$.02	$.02	$.05	$.06

Annualized rate of return to limited
partners (1)	6.4%	7.6%	7.1%	7.7%

Distribution per partnership unit (yield) (2)
	7.3%	7.3%	7.3%	7.4%

Weighted average limited partnership units	282,549,000	281,163,000	281,958,000	280,285,000

(1)	The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of September 30, 2004 and 2003 divided by the number of months during the period and multiplied by twelve (12) months.

(2)	Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Total Revenues

Interest income on loans secured by trust deeds increased $254,000 (3.7%) and $52,000 (0.25%) during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. This increase was the result of an increase in the weighted average balance of the loan portfolio of 1.8% and 6.4% during the three and nine months ended September 30, 2004, respectively, as compared to 2003, and due to the collection of past due interest on certain delinquent loans during 2004. This increase was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.3% and 11.5% for the three and nine months ended September 30, 2003, respectively, to 11.1% for the three and nine months ended September 30, 2004.

The mortgage loan portfolio has decreased by $20,587,000 (7.9%) since December 31, 2003, due to the payoff of one loan in the amount of $23,500,000 on September 30, 2004. If suitable replacement loans are not originated by the Partnership, the Partnership’s net income and distributions to partners may decrease, as the current yield on the Partnership’s money market accounts is substantially lower than the yield on mortgage loans.

Rental and other income from real estate properties increased $221,000 (31.0%) and $385,000 (17.9%) during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003 as a result of revenue earned from the assisted living facility located in Monterey, California that was obtained via foreclosure in June 2004 and due to a $400,000 lease termination fee collected within 720 University, LLC in April 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Gain on sales of real estate decreased $308,000 (74.4%) and $877,000 (61.9%) during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to the timing of real estate sales activity. Sales of interests in two houses within Oregon Leisure Homes, LLC resulted in gains in the total amount of $291,000 and $329,000 during the three and nine months ended September 30, 2003, respectively. In addition, a commercial property located in Monterey, California was sold for a gain of $834,000 during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, a commercial building located in Albany, Oregon was sold for a gain of $233,000 and twelve lots/houses located in the manufactured home subdivision development located in Ione, California were sold for a total gain of $306,000.

Total Expenses

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2001, 2002 and 2003 and the nine months ended September 30, 2004 (annualized), the management fees were 1.48%, 1.46%, 2.01% and 1.87% of the average unpaid balance of mortgage loans, respectively.

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

If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2004, the management fees would have been $1,816,000 (increase of $356,000) and $5,555,000 (increase of $1,762,000), respectively, which would have reduced net income allocated to limited partners by approximately 7.7% and 11.6%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02 and $.05, respectively.

Rental and other expenses on real estate properties increased $924,000 (240.1%) and $984,000 (44.8%) during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, primarily due to the acquisition through foreclosure of the assisted living facility located in Monterey, California and the hotel and casino located in Las Vegas, Nevada during 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Interest expense increased $328,000 (341.9%) and $696,000 (244.8%) during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to increased use of the Partnership’s line of credit to invest in loans secured by trust deeds during 2004.

Minority interest increased $95,000 (655.7%) during the nine months ended September 30, 2004 as compared to the same period in 2003 due to the $400,000 lease termination fee collected within 720 University, LLC in April 2004. This resulted in an increased amount of income being allocated to the minority interest partner within 720 University.

The decrease in the provision for loan losses of $679,000 (100%) and the provision for losses on real estate held for sale of $501,000 (85.8%) during the nine months ended September 30, 2004 was the result of analyses performed on the loan and real estate portfolios, which resulted in no change in the allowance for loan losses and an increase in the allowance for real estate of $83,000 during the nine months ended September 30, 2004. In addition, during the nine months ended September 30, 2004 the Partnership collected $100,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement (recovery of bad debt).

Net Income and Annualized Rate of Return to Limited Partners

The Partnership’s net income decreased 15.9% and 8.3% for the three and nine months ended September 30, 2004, respectively, and the annualized rate of return to limited partners also decreased, as compared to the same periods in 2003, due primarily to an increase in expenses incurred on two real estate properties that the Partnership obtained through foreclosure during 2004. Expenses incurred on the hotel/casino property located in Las Vegas, Nevada that was obtained through foreclosure in February 2004 were approximately $1,190,000 during the nine months ended September 30, 2004. The property was sold on October 1, 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Financial Condition

September 30, 2004 and December 31, 2003

Loan Portfolio

The number of Partnership mortgage investments decreased from 95 to 85, and the average loan balance increased from $2,804,000 to $2,892,000 between December 31, 2003 and September 30, 2004.

Approximately $16,269,000 (6.6%) and $22,828,000 (8.6%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of September 30, 2004 and December 31, 2003, respectively. Of these amounts, approximately $1,100,000 (0.4%) and $4,363,000 (1.6%), respectively, were in the process of foreclosure, and approximately $5,182,000 (2.1%) and $1,600,000 (0.6%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $37,438,000 (15.2%) and $12,279,000 (4.6%) as of September 30, 2004 and December 31, 2003, respectively. Of the total past maturity loans as of September 30, 2004, $5,235,000 had the maturity date extended subsequent to quarter end.

Loans in the process of foreclosure as of December 31, 2003 consisted of three loans, of which one loan in the amount of $363,000 was paid off by the borrower during the nine months ended September 30, 2004, one loan in the amount of $2,900,000 was brought current, and one loan in the amount of $1,100,000 is still delinquent and in foreclosure.

Loans involving borrowers in bankruptcy as of December 31, 2003 consisted of one loan, which is still in bankruptcy as of September 30, 2004. In addition, another loan with a principal balance of $3,582,000 involves a borrower who entered into bankruptcy during the three months ended September 30, 2004.

As of September 30, 2004 and December 31, 2003, the Partnership held the following types of mortgages:

	September 30, 2004	December 31, 2003

1st Mortgages	$244,244,385	260,321,236
2nd Mortgages	1,542,359	6,052,970

Total	$245,786,744	$266,374,206

Income Producing Properties	$172,166,132	$227,559,987
Construction	42,706,530	22,044,472
Unimproved Land	29,699,082	14,309,747
Residential	1,215,000	2,460,000

Total	$245,786,744	$266,374,206

The Partnership’s total loan portfolio decreased by $20,587,000 (7.9%) since December 31, 2003 primarily due to the payoff of one loan in the amount of $23,500,000 on September 30, 2004.

The Partnership’s investment in construction loans increased by $20,662,000 (93.7%) during the nine months ended September 30, 2004. This increase was primarily due to additional construction advances made on existing loans during the nine months ended September 30, 2004.

The Partnership’s investment in loans on unimproved land increased by $15,389,000 (107.4%) during the nine months ended September 30, 2004. This increase was primarily the result of the origination of three new loans secured by unimproved land in the total amount of $17,439,000 during the nine months ended September 30, 2004, net of two loans in the total amount of $2,050,000 that were paid off during the period. All of the loans secured by unimproved land are first trust deeds.

Changes in the allowance for loan losses for the nine months ended September 30, 2004 and the year ended December 31, 2003 were as follows:

	2004	2003
Balance, beginning of period	$4,100,000	$4,774,000
Provision	(100,000)	679,000
Recovery of bad debts	100,000	--
Charge-off	--	(1,353,000)

Balance, end of period	$4,100,000	$4,100,000

Real Estate Properties Held for Sale and Investment

As of September 30, 2004, the Partnership held title to 12 properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $47,632,000 (including properties held in four limited liability companies), net of allowance for losses of $743,000 and accumulated depreciation and amortization of $1,132,000. As of September 30, 2004, properties held for sale total $24,632,000 and properties held for investment total $23,000,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

In February 2004, the Partnership and two co-lenders (the “Sellers”) in a participated loan with a principal balance of $22,200,000 foreclosed due to a violation of the bankruptcy stipulation by the borrower and obtained the underlying collateral, a hotel and casino located in Las Vegas, Nevada. The lenders were allowed to remove their cash collateral at the time of foreclosure, which totaled approximately $733,000 ($458,000 to the Partnership). The hotel and casino were closed at the time of foreclosure. Certain expenses have been incurred on the property since foreclosure for utilities, security, maintenance and legal fees, among other items, in the total amount of approximately $1,904,000 ($1,190,000 to the Partnership). In addition, slot machines within the casino were sold at an auction in July 2004 for approximately $536,000 ($335,000 to the Partnership).

On October 1, 2004, the property was sold for net proceeds of $21,182,000 ($13,239,000 to the Partnership) resulting in a loss of approximately $83,000. This loss was recorded as bad debt expense for the quarter ended September 30, 2004.

During the nine months ended September 30, 2004, a commercial building located in Albany, Oregon that was acquired by the Partnership through foreclosure in 2002 was sold for $2,033,000, resulting in a gain to the Partnership of approximately $233,000.

During the nine months ended September 30, 2004, twelve lots (nine including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $1,527,000, resulting in a gain to the Partnership of approximately $306,000.

During the nine months ended September 30, 2004, the Partnership obtained a deed in lieu of foreclosure on a first mortgage loan secured by an assisted living facility located in Monterey, California in the amount of $5,000,000. The Partnership paid certain past due bills of the former borrower at the time of foreclosure of approximately $109,000 all of which were capitalized to the basis of the property.

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

The Partnership created a new entity, Bayview Gardens, LLC (“Bayview”), which is wholly owned by the Partnership. Under the terms of a lease agreement between the Partnership and Bayview, the assisted living facility is leased to Bayview by the Partnership and the facility is managed by an outside property manager. The net loss to the Partnership from Bayview was $102,000 and $159,000 for the three and nine months ended September 30, 2004, respectively.

Changes in the allowance for real estate losses for the nine months ended September 30, 2004 and the year ended December 31, 2003 were as follows:

	2004	2003
Balance, beginning of period	$660,000	$250,000
Provision	83,294	584,532
Deductions for real estate sold	--	(174,532)

Balance, end of period	$743,294	$660,000

Five of the Partnership’s twelve properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $2,200,000 to $3,184,000 (44.8%) for the nine months ended September 30, 2003 and 2004, respectively, and revenues associated with these properties have increased from $2,153,000 to $2,538,000 (17.9%), respectively.

The increase in expenses from real estate properties is due to the acquisition through foreclosure of the assisted living facility located in Monterey, California and the hotel and casino located in Las Vegas, Nevada during 2004. Expenses for these two properties were $492,000 and $1,190,000 for the nine months ended September 30, 2004, respectively. As discussed above, the hotel and casino were sold on October 1, 2004.

The increase in rental income is primarily due to a lease termination fee in the amount of $400,000 received from a former tenant of 720 University in April 2004. The tenant vacated the premises but was still obligated to 720 University pursuant to a lease agreement. Since the tenant vacated, 720 University has leased the majority of the vacant space and is now in the process of completing improvements to the space. The increase was also due to $333,000 of revenue earned from the assisted living facility that was obtained through foreclosure during 2004. These increases in rental income were partially offset by the sale of two operating properties during 2003 (a commercial building located in Monterey, California and a hotel property located in Phoenix, Arizona).

Cash and Cash Equivalents

Cash and cash equivalents increased from approximately $6,633,000 as of December 31, 2003 to approximately $34,305,000 as of September 30, 2004 ($27,672,000 or 417.2%) due primarily to loan payoffs in the total amount of $23,500,000 received on September 30, 2004. The majority of these funds were used to fully pay down the line of credit balance on October 1, 2004.

Interest and Other Receivables

Interest and other receivables decreased from approximately $3,759,000 as of December 31, 2003 to $2,497,000 as of September 30, 2004 ($1,262,000 or 33.6%) due primarily to the following:

o	the collection of past due amounts on previously delinquent loans during the nine months ended September 30, 2004;

o	the receipt of $235,000 in prepaid loan interest in September 2004 due to the payoff of the related loan with a principal balance of $23,500,000 on September 30, 2004;

o	the collection of deferred interest on two loans in the amount of $459,000 at the time of payoff during the nine months ended September 30, 2004; and

o	the collection of deferred interest and other receivables in the amount of $433,000 in the form of cash collateral within the hotel and casino that was foreclosed in February 2004 (see “Financial Condition – Loan Portfolio” above).

Due from Affiliate

Due from affiliate decreased from approximately $193,000 as of December 31, 2003 to $62,000 ($130,000 or 67.7%) as of September 30, 2004 due to the collection of accrued interest from Dation as a result of lot and house sales during the nine month period.

Due to General Partner

Due to General Partner increased from approximately $1,167,000 as of December 31, 2003 to approximately $1,192,000 as of September 30, 2004 ($25,000 or 2.2%) due to increased management fees owed to the General Partner as of September 30, 2004 pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $211,000 as of December 31, 2003 to approximately $4,825,000 as of September 30, 2004 ($4,614,000 or 2,187%) due to an overpayment of approximately $4,292,000 received from a borrower of a loan at the time of payoff on September 30, 2004. This amount was reimbursed to the borrower on 10/1/04.

Note Payable

Note payable increased from approximately $8,877,000 as of December 31, 2003 to $9,714,000 ($837,000 or 9.4%) as of September 30, 2004 due to additional advances on the note payable securing the Greeley, Colorado retail complex. The funds were used for additional property and tenant improvements made to the complex.

Note Payable to General Partner

Note payable to general partner increased $1,103,000 since December 31, 2003 as a result of the deed in lieu of foreclosure obtained on a Partnership loan during the nine months ended September 30, 2004. The receipt of the deed in lieu of foreclosure made the Partnership subject to the second deed of trust on the related property payable to Owens Financial Group, Inc., the Partnership’s General Partner. Pursuant to an amendment to the note between the Partnership and the General Partner dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the General Partner note.

Line of Credit Payable

Line of credit payable increased from $6,000,000 as of December 31, 2003 to $22,845,000 as of September 30, 2004 ($16,845,000 or 280.8%) as a result of additional advances made on the line of credit to invest in loans secured by trust deeds during the nine months ended September 30, 2004. The line of credit was fully repaid on October 1, 2004 due to a $23,500,000 loan payoff received on September 30, 2004.

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

During the nine months ended September 30, 2004, the Partnership collected $100,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement.

As of September 30, 2004, management believes that the allowance for loan losses of $4,100,000 and the allowance for real estate losses in the amount of $743,000 are adequate.

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

Withdrawal percentages have been 7.99%, 6.64%, 5.45%, 3.32%, 4.42% and 4.71% (annualized) for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, and the nine months ended September 30, 2004, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. The balance outstanding on the line of credit was $22,845,000 as of September 30, 2004. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $9,714,000 as of September 30, 2004.

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

Economic developments in the United States have generally been favorable in 2004 and this has led to expansion and notable gains in employment. The strengthening demand has been a factor contributing to the rise in inflation this year. These and other factors led the Federal Reserve Board to increase the discount rate by a total of 0.75% in 2004. The rates that the Partnership charges on its loans have not yet been impacted by these actions. In fact, the weighted average interest rate on Partnership loans declined from 11.2% as of September 30, 2003 to 11.0% as of September 30, 2004. At the present time, the General Partner does not expect a noticeable increase in the rates charged on Partnership loans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the Partnership’s interest earning assets and interest bearing liabilities as of September 30, 2004. The presentation for each category aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and aggregates the information for all maturities arising after 2009. The carrying values of the assets and liabilities approximate their fair values as of September 30, 2004.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended September 30,

	2005	2006	2007	2008	2009	Thereafter	Total
Interest earning
assets:
Money market
accounts	$33,542,130	--	--	--	--	--	$33,542,130
Average interest rate	1.0%	--	--	--	--	--	1.0%
Loans secured by
trust deeds	$135,272,024	$58,992,627	$14,537,923	$3,789,852	$5,458,845	$27,735,473	$245,786,744
Average interest rate	11.6%	10.6%	10.5%	8.1%	9.5%	10.3%	11.0%

Interest bearing
liabilities:
Note payable to bank	--	$115,600	$9,598,142	--	--	--	$9,713,742
Average interest rate	--	4.5%	4.5%	--	--	--	4.5%
Note payable to
general partner	--	--	--	--	$1,102,895	--	$1,102,895
Average interest rate	--	--	--	--	12.0%	--	12.0%
Line of credit
payable	$22,845,000	--	--	--	--	--	$22,845,000
Average interest rate	4.8%	--	--	--	--	--	4.8%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The majority of the Partnership’s mortgage loans (86.2% as of September 30, 2004) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. None of the mortgage loans have prepayment penalties. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

The Partnership’s note payable bears interest at a variable rate, tied to the LIBOR rate of interest. The Partnership’s line of credit payable bears interest at a variable rate, tied to the bank discount rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note and line of credit payable.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed April 16, 2004 and declared effective on April 28, 2004.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed April 16, 2004 and declared effective on April 28, 2004.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed April 16, 2004 and declared effective on April 28, 2004.

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certifications Pursuant to U.S.C. 18 Section 1350

*Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.

(b)	A report on Form 8-K was filed by the Partnership on October 6, 2004. This Form 8-K reported the entry into two material definitive agreements by the Partnership on October 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner
Dated: November 12, 2004	By: /s/ William C. Owens William C. Owens, President
Dated: November 12, 2004	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer
Dated: November 12, 2004	By: /s/ Melina A. Platt Melina A. Platt, Controller