Form 10-K
period 2004-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2005-03-24
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

TABLE OF CONTENTS

PART I

Item 1. Item 2. Item 3. Item 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	Page 3 15 17 17

PART II

Item 5. Item 6. Item 7. Item 7A. Item 8. Item 9. Item 9A. Item 9B	Market for Registrant’s Common Equity and Related Stockholder Matters Selected Financial Data Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk Consolidated Financial Statements and Supplementary Data Changes in and Disagreements with Accountants on Accounting and Financial Disclosures Controls and Procedures Other Information	18 19 20 34 35 35 35 35

PART III

Item 10. Item 11. Item 12. Item 13. Item 14.	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions Principal Accountant Fees and Services	35 37 37 38 39

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	40

Consolidated Financial Statements and Supplementary Information	F-1

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

The following table shows the total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000 and 1999.

	Total Partners’ Capital	Mortgage Investments	Net Income
2004	$286,267,296	$258,431,902	$19,992,241
2003	$284,464,268	$266,374,206	$21,841,989
2002	$280,350,974	$260,211,121	$21,669,959
2001	$272,286,714	$213,703,469	$21,889,224
2000	$238,757,190	$223,273,464	$22,535,056
1999	$214,611,813	$200,356,517	$17,479,853

As of December 31, 2004, the Partnership held investments in 87 mortgage loans, secured by liens on title and leasehold interests in real property. 53% of the mortgage loans are located in Northern California. The remaining 47% are located in Southern California, Arizona, Hawaii, Idaho, Nevada, North Carolina, South Carolina, Texas, Utah, Virginia and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2004:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS (As of December 31, 2004)

	Number of Loans	Amount	Percent

1st Mortgages	81	$256,372,106	99.20%
2nd Mortgages	6	2,059,796	0.80%

	87	$258,431,902	100.00%

Maturing on or before December 31, 2005 (1)	51	$152,868,373	59.15%
Maturing on or between January 1, 2006 and December
31, 2007	24	70,230,398	27.18%
Maturing on or between January 1, 2008 and September
1, 2014	12	35,333,131	13.67%

	87	$258,431,902	100.00%

Income Producing Properties	61	$159,885,572	61.87%
Construction	9	66,934,856	25.90%
Unimproved Land	16	31,396,474	12.15%
Residential	1	215,000	0.08%

	87	$258,431,902	100.00%

(1) Approximately $48,165,000 was past maturity as of December 31, 2004.

The average loan balance of the mortgage loan portfolio of $2,970,000 as of December 31, 2004 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured primarily by commercial real estate. Of such investments, 13.4% earn a variable rate of interest and 86.6% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

As of December 31, 2004, the Partnership was invested in construction loans in the amount of approximately $66,935,000 and in loans secured by leasehold interests of $32,339,000. As of December 31, 2004, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of $10,886,000.

The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

o	$9,009,000 in cash and cash equivalents held for investment, required to transact the business of the Partnership and/or in conjunction with contingency reserve requirements;

o	$32,357,000 in real estate held for sale and investment; and

o	$3,259,000 in interest and other receivables.

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

As of December 31, 2004, the Partnership’s portfolio included $37,319,000 (compared with $22,828,000 as of December 31, 2003) of loans delinquent in payment greater than 90 days, representing 14.4% of the Partnership’s investment in mortgage loans. The balance of delinquent loans at December 31, 2004 includes $4,000,000 (compared with $4,363,000 as of December 31, 2003) in the process of foreclosure and $5,182,000 (compared with $1,600,000 as of December 31, 2003) involving loans to borrowers who are in bankruptcy. The General Partner believes that these loans may result in a loss of principal and foregone interest. However, the General Partner believes that the $4,100,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 2004 is sufficient to cover any potential losses of principal and interest.

In February 2005 (subsequent to year end), the Partnership sold two loans in the total amount of $8,660,000 to unrelated parties and collected all principal and outstanding interest. One of the loans with a principal balance of $2,900,000 was greater than 90 days delinquent in payments and in foreclosure as of December 31, 2004.

There was a $292,000 loss realized upon foreclosure and subsequent sale of a property securing a loan during the year ended December 31, 2004. There was a $353,000 loss realized upon write-off of a Partnership loan and a $1,011,000 loss realized upon the foreclosure and subsequent sale of a property securing a loan during the year ended December 31, 2003 (allowances had been previously established for $1,353,000 of these losses). There was a $1,235,000 loss recognized on a motel property located in Phoenix, Arizona at the time of foreclosure in 2002 and an additional $175,000 upon the sale of the property in 2003. There was a total loss of $614,000 realized on two Partnership loans during the year ended December 31, 2001. There were no actual losses incurred on loans by the Partnership during the years ended December 31, 2000, 1999 and 1998. However, the Partnership realized a loss on real estate in the amount of $712,000 from the sale of a foreclosed property to the General Partner at its fair market value during 1998.

Of the $22,828,000 that was delinquent as of December 31, 2003, $16,117,000 remained delinquent as of December 31, 2004, $1,711,000 was paid off in full, and $5,000,000 became real estate acquired through foreclosure of the Partnership.

Following is a table representing the Partnership’s delinquency experience (over 90 days) and foreclosures by the Partnership as of and during the years ended December 31, 2001, 2002, 2003 and 2004:

	2001	2002	2003	2004
Delinquent Loans	$18,604,000	$26,327,000	$22,828,000	$37,319,000
Loans Foreclosed	$3,369,000	$9,370,000	$4,300,000	$18,875,000
Total Mortgage Investments	$213,703,000	$260,211,000	$266,374,000	$258,432,000
Percent of Delinquent Loans to Total Loans	8.71%	10.12%	8.57%	14.44%

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

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2004, the management fees would have been $7,289,000 (increase of $2,023,000), which would have reduced net income allocated to limited partners by approximately 10.1%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.06.

If the maximum management fees had been paid to the General Partner during the years ended December 31, 2003 and 2002, the management fees would have been $6,992,000 (increase of $1,863,000) and $6,724,000 (increase of $3,108,000), respectively, which would have reduced net income allocated to limited partners by approximately 8.5% and 14.3%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.07 and $.07, respectively.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2000, 2001, 2002, 2003 and 2004, the management fees were 1.85%, 1.48%, 1.46%, 2.01% and 2.00% of the average unpaid balance of mortgage loans, respectively.

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

Table of Compensation and Reimbursed Expenses

The following table summarizes the compensation and reimbursed expenses paid to the General Partner or its affiliates for the years ended December 31, 2004 and 2003, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms’-length negotiation.

	Year Ended December 31, 2004		Year Ended December 31, 2003
Form of Compensation	Actual	Maximum Allowable	Actual	Maximum Allowable
Paid by the Partnership:
Management Fees*	$5,266,000	$7,289,000	$5,129,000	$6,992,000
Servicing Fees	663,000	663,000	635,000	635,000
Carried Interest	9,000	9,000	20,000	20,000

Subtotal	$5,938,000	$7,961,000	$5,784,000	$7,647,000

Paid by Borrowers:
Loan Origination Fees	$4,034,000	$4,034,000	$6,829,000	$6,829,000
Late Payment Charges	416,000	416,000	347,000	347,000

Subtotal	$4,450,000	$4,450,000	$7,176,000	$7,176,000

Grand Total	$10,388,000	$12,411,000	$12,960,000	$14,823,000

Reimbursement by the Partnership of
Other Expenses	$44,000	$44,000	$134,000	$134,000

*	The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the partners.

Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2004 and 2003, exclusive of expense reimbursement, was $10,388,000 and $12,960,000, respectively, or 3.6% and 4.6%, respectively, of partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $12,411,000 and $14,823,000, respectively, or 4.3% and 5.2%, respectively, of partners’ capital, which would have reduced net income allocated to limited partners by approximately 10.1% and 8.5%, respectively.

Loan origination fees as a percentage of loans originated or purchased by the Partnership were 2.5%, 4.0% and 4.2% for the years ended December 31, 2004, 2003, and 2002, respectively. Of the $4,034,000 in loan origination fees accrued during the year ended December 31, 2004, approximately $79,000 were back-end fees earned as of December 31, 2004 but will not be collected until the related loans are paid in full. Of the $6,829,000 in loan origination fees accrued during the year ended December 31, 2003, approximately $2,257,000 were back-end fees earned as of December 31, 2003 but will not be collected until the related loans are paid in full

The General Partner believes that the maximum allowable compensation payable to the General Partner is commensurate with the services provided. However, in order to maintain a competitive yield for the Partnership, the General Partner in the past has chosen not to take the maximum allowable compensation. If it chooses to take the maximum allowable, the amount of net income available for distribution to limited partners would be reduced during each such year.

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

In December 2001, the Partnership obtained its California Finance Lender (“CFL”) license to enable it to fund loans directly to borrowers. Obtaining this license did not change the business of the Partnership in any way or change the duties of or fees paid to the General Partner. The main benefit of the Partnership receiving its CFL license is the quicker investment of proceeds from capital contributions and loan payoffs into new loans, which may increase the income earned by the Partnership.

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

The Partnership requires that each borrower obtain a title insurance policy as to the priority of the mortgage and the condition of title. The Partnership obtains an appraisal from a qualified, independent appraiser for each property securing a potential Partnership loan, which may have been commissioned by the borrower and also may precede the placement of the loan with the Partnership. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Appraisals will ordinarily take into account factors such as property location, age, condition, estimated replacement cost, community and site data, valuation of land, valuation by cost, valuation by income, economic market analysis, and correlation of the foregoing valuation methods. Appraisals are only estimates of value and cannot be relied on as measures of realizable value. Thus, an officer or employee of the General Partner will review each appraisal report, will conduct a physical inspection of each property and will rely on his or her own independent analysis in determining whether or not to make a particular mortgage loan.

The General Partner has the power to cause the Partnership to become a joint venturer, partner or member of an entity formed to own, develop, operate and/or dispose of properties owned or co-owned by the Partnership acquired through foreclosure of a loan. Currently, the Partnership is engaged in four such ventures for purposes of developing and disposing of properties acquired by the Partnership through foreclosure. The General Partner may enter into such ventures in the future.

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

Variable Rate Loans

Approximately 13.4% ($34,719,000) of the Partnership’s loans as of December 31, 2004 bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh or Twelfth District Savings Institutions (Federal Home Loan Bank Board).

The General Partner may negotiate spreads over these indices of from 2.5% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
One-year Treasury Constant Maturity Index	2.77%	1.26%

Five-year Treasury Constant Maturity Index	3.65%	3.25%

Ten-year Treasury Constant Maturity Index	4.29%	4.21%

Prime Rate Index	5.25%	4.00%

Monthly Weighted Average Cost of Funds for
Eleventh District Savings Institutions	2.03%	1.82%

Monthly Weighted Average Cost of Funds for
Twelfth District Savings Institutions	2.09%	2.30%

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

Prepayment Penalties and Exit Fees

The Partnership’s loans typically do not contain prepayment penalties or exit fees. If the Partnership’s loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds. While Partnership loans do not contain prepayment penalties, many instead require the borrower to notify the General Partner of the intent to payoff within a specified period of time prior to payoff (usually 30 to 120 days). If this notification is not made within the proper time frame, the borrower is charged interest for those number of days that notification was not received.

Balloon Payment

A majority of the loans made or invested in by the Partnership (96.5% as of December 31, 2004) require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

Equity Interests and Participation in Real Property

As part of investing in or making a mortgage loan the Partnership may acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation. The Partnership is not presently involved in any such arrangements.

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

At times when there is a decline in mortgage originations by the General Partner and the Partnership has funds to invest in new loans, the General Partner may purchase loans from or participate in loans with other lending institutions such as banks or mortgage bankers.

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

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of December 31, 2004.

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

Competitive and General Economic Conditions

The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part because the General Partner generates all of its loans and it is able to provide expedited loan approval, processing and funding . The General Partner has been in the business of making or investing in mortgage loans in Northern California since 1951 and has developed a quality reputation and recognition within the field.

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

Economic developments in the United States have generally been favorable in 2004 and this has led to expansion and notable gains in employment. The strengthening demand has been a factor contributing to the rise in inflation this year. These and other factors led the Federal Reserve Board to increase the discount rate by a total of 1.25% in 2004. The rates that the Partnership charges on its loans have not been significantly impacted by these actions. However, the weighted average interest rate on Partnership loans increased slightly from 11.05% as of December 31, 2003 to 11.08% as of December 31, 2004. At the present time, the General Partner does not expect a noticeable increase in the rates charged on Partnership loans.

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

Employees

The Partnership does not have any employees. The General Partner, Owens Financial Group, Inc., provides all of the employees necessary for the Partnership’s operations. As of December 31, 2004, the General Partner had 16 employees. All employees are at-will employees and none are covered by collective bargaining agreements.

Item 2. Properties

Between 1993 and 2004, the Partnership foreclosed on $53,020,000 of delinquent mortgage loans and acquired title to 33 properties securing the loans. As of December 31, 2004, the Partnership still holds title to 9 of these properties (either solely or through its investments in the limited liability companies discussed below) and one property that was purchased and is held within 720 University, LLC (see below). As of December 31, 2004, the total carrying amount of these properties was $32,357,000, net of an allowance for losses of $660,000. Four of the properties are being held for long-term investment and the remaining six properties are being marketed for sale or will be marketed for sale in the foreseeable future. All of the properties individually have a book value less than 2% of total Partnership assets as of December 31, 2004, other than the properties within 720 University, LLC and Bayview Gardens, LLC (see below).

o	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.

o	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties acquired through foreclosure (other than within 720 University, LLC- see below).

o	Of the ten properties held, seven of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on the property within 720 University, LLC- see below).

o	Management of the General Partner believes that all properties owned by the Partnership are adequately covered by customary casualty insurance.

o	The Partnership maintains an allowance for losses on real estate held for sale in its financial statements of $660,000 as of December 31, 2004.

Real estate acquired through foreclosure may be held for a number of years before ultimate disposition primarily because the Partnership has the intent and ability to dispose of the properties for the highest possible price (such as when market conditions improve). During the time that the real estate is held, the Partnership may earn less income on these properties than could be earned on mortgage loans and may have negative cash flow on these properties.

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased two houses located by the ocean in Lincoln City for renovation and ultimate sale. The condominiums are still in the process of being sold. The remaining interests in the two houses were sold during 2003.

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

During the year ended December 31, 2004, the Partnership advanced an additional $49,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $310,000 primarily from collections on notes receivable. The net loss to the Partnership was approximately $26,000 and $373,000 for the years ended December 31, 2004 and 2003, respectively. The Partnership’s investment in OLH real property was approximately $1,122,000 and $1,137,000 as of December 31, 2004 and 2003, respectively.

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

The net operating loss to the Partnership was approximately $142,000 and $149,000 during the years ended December 31, 2004 and 2003, respectively. The Partnership advanced an additional $316,000 and $136,000, respectively, to Dation and received repayments from sales of lots in the amount of $70,000 and $74,000, respectively, during the years ended December 31, 2004 and 2003. In addition, Dation paid $130,000 of loan interest payable to the Partnership during the year ended December 31, 2004. The Partnership’s total investment in Dation was approximately $1,948,000 and $1,845,000 as of December 31, 2004 and 2003, respectively.

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

The net income to the Partnership was approximately $382,000 and $418,000 during the years ended December 31, 2004 and 2003 , respectively. The minority interest of the joint venture partner was approximately $179,000 and $124,000 as of December 31, 2004 and 2003, respectively. The Partnership’s investment in the real property within 720 University was approximately $14,830,000 and $13,063,000 as of December 31, 2004 and 2003, respectively. The Partnership has a note payable with a bank through its investment in 720 University, which is secured by the property. The balance on the note was $9,729,000 and $8,877,000 as of December 31, 2004 and 2003, respectively. 720 University continues to make tenant improvements to the property as required. During the year ended December 31, 2004, the Partnership loaned $210,000 to 720 University to pay certain expenses related to the refinancing of 720 University’s note payable. Per the Operating Agreement, the loan earns interest at the rate of prime plus 2% per annum (7.25% at December 31, 2004) and was repaid in the first quarter of 2005. This loan has been eliminated in the consolidated balance sheet as of December 31, 2004.

In February 2005 (subsequent to year end), 720 University obtained a new note with a financial institution in the amount of $10,500,000, which fully repaid its existing note payable (above) and provided additional funds for property improvements. The new note requires monthly interest payments until March 1, 2010. Commencing April 1, 2010, a constant payment of $56,816 per month is required, with the balance of unpaid principal due on March 1, 2015. The interest rate on the note is fixed at 5.07%.

Bayview Gardens, LLC

During the year ended December 31, 2004, the Partnership obtained a deed in lieu of foreclosure on a first mortgage loan secured by an assisted living facility located in Monterey, California in the amount of $5,000,000. The Partnership paid certain past due bills of the former borrower at the time of foreclosure of approximately $109,000 all of which were capitalized to the basis of the property.

At the time of foreclosure, the Partnership became subject to an existing 2nd deed of trust on the property with the General Partner as the lender, which is recorded as note payable to general partner on the consolidated balance sheet. The principal, accrued interest and other charges on this note of approximately $1,103,000 were capitalized to the basis of the property at the time of foreclosure. Pursuant to an amendment to the note between the Partnership and the General Partner dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the General Partner note.

The Partnership created a new entity, Bayview Gardens, LLC (“Bayview”), which is wholly owned by the Partnership. Under the terms of a lease agreement between the Partnership and Bayview, the assisted living facility is leased to Bayview by the Partnership and the facility is managed by an outside property manager. The net loss to the Partnership from Bayview was $116,000 for the year ended December 31, 2004. The assets, liabilities, income and expenses of Bayview have been consolidated into the consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $6,166,000 as of December 31, 2004.

Item 3. Legal Proceedings

The Partnership is not presently involved in any material pending legal proceedings other than ordinary routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

a.	There is no established public market for the trading of Units.

b.	Holders: As of December 31, 2004, 2,805 Limited Partners held 283,648,126 Units of limited partnership interest in the Partnership.

c.	The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions of net income to the Limited Partners of approximately $20,977,000 and $20,867,000 during 2003 and 2004, respectively. It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders.

Item 6. Selected Financial Data

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

	As of and for the year ended December 31
	2004	2003	2002	2001	2000
Loans secured by trust deeds	$258,431,902	$266,374,206	$260,211,121	$213,703,469	$223,273,464
Less: Allowance for loan losses	(4,100,000)	(4,100,000)	(4,774,000)	(4,425,000)	(4,000,000)
Real estate held for investment	23,322,740	15,394,293	16,200,449	14,064,664	13,078,189
Real estate held for sale .	9,694,578	13,823,574	15,791,632	14,768,961	6,683,419
Less: Allowance for losses on real
estate held for sale	(660,000)	(660,000)	(250,000)	(634,000)	(1,136,000)
Cash, cash equivalents and other
assets	12,267,400	10,584,566	10,053,851	43,812,645	8,300,109

Total assets	$298,956,620	$301,416,639	$297,233,053	$281,290,739	$246,199,181

Liabilities	$12,510,727	$16,828,444	$16,750,541	$8,896,345	$7,339,888
Minority interest	178,597	123,927	131,538	107,680	102,103
Partners’ capital	2,815,190	2,805,528	2,755,846	2,677,867	2,334,845
General partner
Limited partners	283,452,106	281,658,740	277,595,128	269,608,847	236,422,345

Total partners’ capital	286,267,296	284,464,268	280,350,974	272,286,714	238,757,190

Total liabilities /
Partners’ capital	$298,956,620	$301,416,639	$297,233,053	$281,290,739	$246,199,181

Revenues	$31,852,708	$32,234,785	$31,078,295	$29,479,565	$28,268,431
Expenses:
Carried interest	9,164	20,342	40,075	173,292	102,212
Management fees	5,266,194	5,129,039	3,616,102	3,437,684	3,914,488
Servicing fees	662,603	635,398	611,243	571,538	531,337
Rental and other expenses on
real estate properties	4,524,057	2,691,789	3,090,324	1,546,678	763,754
Interest expense	1,118,204	373,524	426,778	429,032	235,311
Minority interest	54,670	(7,611)	35,848	5,577	2,103
Other	382,281	286,413	317,543	386,895	184,170
Recovery of bad debts	(240,000)	--	--	--	--
Provision for losses on loans	--	679,370	1,584,000	1,039,645	--
Provision for (recovery of)
losses on real estate, net	83,294	584,532	(313,577)	--	--

Total Expenses	11,860,467	10,392,796	9,408,336	7,590,341	5,733,375

Net Income	$19,992,241	$21,841,989	$21,669,959	$21,889,224	$22,535,056

Net income allocated to general
partner	$198,208	$216,765	$214,125	$214,147	$221,684

Net income allocated to limited
partners	$19,794,033	$21,625,224	$21,455,834	$21,675,077	$22,313,372

Net income allocated to limited
partners per limited partnership
unit	$.07	$.08	$.08	$.08	$.10

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

Economic developments in the United States have generally been favorable in 2004 and this has led to expansion and gains in employment. The strengthening demand has been a factor contributing to the rise in inflation this year. These and other factors led the Federal Reserve Board to increase the discount rate by a total of 1.25% in 2004. The rates that the Partnership charges on its loans have not been significantly impacted by these actions. However, the weighted average interest rate on Partnership loans increased slightly from 11.05% as of December 31, 2003 to 11.08% as of December 31, 2004. Presently, the General Partner does not expect a noticeable increase in the rates charged on Partnership loans, primarily because there continues to be a shortage of suitable loans for the Partnership to invest in.

Partnership lending volume in 2004 has been lower than in the prior three years. This fact coupled with a continuing high level of loan payoffs in 2004 has resulted in increased available cash to the Partnership. This has required the Partnership to remain closed to most additional partner investments since September 2001.

If economic conditions worsen in 2005, the Partnership could experience an increase in loan defaults. This would reduce the amount of income available for distribution to partners. Recognizing this risk, the General Partner seeks to make loans with low initial loan-to-value ratios, which as of December 31, 2004 was approximately 55% on a weighted average basis. By this means, the Partnership hopes to protect the value of loans in the event of default by providing an increased equity position in underlying real property in the event of foreclosure. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2004, 52.6% of loans were secured by real estate in Northern California, while 10.7% and 8.3% were secured by real estate in Arizona and Southern California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Commercial real estate markets in segmented areas of California have continued to prosper. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening economy, particularly in California and Arizona, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Year Ended December 31,
	2004	2003	2002
Total revenues	$31,852,708	$32,234,785	$31,078,295
Total expenses	11,860,467	10,392,796	9,408,336

Net income	$19,992,241	$21,841,989	$21,669,959

Net income allocated to limited partners	$19,794,033	$21,625,224	$21,455,834

Net income allocated to limited partners
per weighted average limited
partnership unit	$.07	$.08	$.08

Annualized rate of return to limited
partners (1)	7.0%	7.7%	7.8%

Distribution per partnership unit (yield) (2)	7.3%	7.4%	7.9%

Weighted average limited partnership units	282,307,000	280,644,000	274,892,000

(1)	The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of December 31, 2004, 2003 and 2002.

(2)	Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

2004 Compared to 2003

Total Revenues

Interest income on loans secured by trust deeds decreased $979,000 (3.6%) during the year ended December 31, 2004 as compared to 2003. This decrease was primarily the result of a decrease in the weighted average yield of the loan portfolio from 11.4% during 2003 to 11.1% during 2004, and an increase in loans greater than 90 days delinquent in payments of $14,491,000 (63.5%) as of December 31, 2004 as compared to 2003. See additional discussion under “Financial Condition – Loan Portfolio” below.

The mortgage loan portfolio has decreased by $7,942,000 (3.0%) since December 31, 2003. If suitable replacement loans are not originated by the Partnership, the Partnership’s net income and distributions to partners may decrease, as the current yield on the Partnership’s money market accounts is substantially lower than the yield on mortgage loans.

Rental and other income from real estate properties increased $776,000 (28.6%) during the year ended December 31, 2004 as compared to 2003 as a result of revenue earned from the assisted living facility located in Monterey, California that was obtained via foreclosure in June 2004 and due to a $400,000 lease termination fee collected within 720 University, LLC in April 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Gain on sales of real estate decreased $1,003,000 (55.2%) during the year ended December 31, 2004 as compared to 2003 due to the timing of sales activity of the Partnership’s foreclosed real estate. More properties were sold during 2003 than during 2004 and one property located in Monterey, California alone sold for a total gain of $961,000 during 2003. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Other income increased $824,000 (497.1%) during the year ended December 31, 2004 as compared to 2003 due to the receipt of a promissory note from the guarantors on a foreclosed loan in the amount of $1,000,000 in exchange for release of their personal guarantees. Since payments on the note do not begin until February 2006, the Partnership discounted the face value of its portion of the note to $846,000 based on a discount rate of 4.75%. See further discussion under “Real Estate Held for Sale and Investment” below.

Total Expenses

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2001, 2002, 2003 and 2004, the management fees were 1.48%, 1.46%, 2.01% and 2.00% of the average unpaid balance of mortgage loans, respectively.

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

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2004, the management fees would have been $7,289,000 (increase of $2,023,000), which would have reduced net income allocated to limited partners by approximately 10.1% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.06.

Rental and other expenses on real estate properties increased $1,832,000 (68.1%) during the year ended December 31, 2004 as compared to 2003 primarily due to the acquisition through foreclosure of the assisted living facility located in Monterey, California and the hotel and casino located in Las Vegas, Nevada during 2004. The expenses on these two properties during 2004 were $869,000 and $1,390,000, respectively. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Interest expense increased $745,000 (199.4%) during the year ended December 31, 2004 as compared to 2003 due primarily to increased use of the Partnership’s line of credit to invest in loans secured by trust deeds on a short term basis during 2004.

Legal and accounting expenses increased $87,000 (50.8%) during the year ended December 31, 2004 as compared to 2003 due primarily to legal fees paid in connection with certain loans in the process of foreclosure or involving borrowers in bankruptcy.

Minority interest increased $62,000 during the year ended December 31, 2004 as compared to 2003 due to a $400,000 lease termination fee collected within 720 University, LLC in April 2004. This resulted in an increased amount of income being allocated to the minority interest partner within 720 University.

The decrease in the provision for loan losses of $679,000 (100%) and the provision for losses on real estate held for sale of $501,000 (85.8%) during the year ended December 31, 2004 as compared to 2003 was the result of analyses performed on the loan and real estate portfolios, which resulted in no change in the allowance for loan losses and an increase in the allowance for real estate of $83,000 during 2004. In addition, during the year ended December 31, 2004 the Partnership collected $240,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement (recovery of bad debt).

Net Income and Annualized Rate of Return to Limited Partners

The Partnership’s net income decreased 8.5% during the year ended December 31, 2004 and the annualized rate of return to limited partners also decreased as compared to 2003, due primarily to an increase in expenses incurred on two real estate properties that the Partnership obtained through foreclosure during 2004. Expenses incurred during 2004 on the hotel/casino property located in Las Vegas, Nevada that was obtained through foreclosure in February 2004 were approximately $1,390,000. The property was sold on October 1, 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

2003 Compared to 2002

Total Revenues

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

Total Expenses

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

Financial Condition

December 31, 2004, 2003 and 2002

Loan Portfolio

At the end of 2002 and 2003 the number of Partnership mortgage investments was 100 and 95, respectively, and decreased to 87 by December 31, 2004. The average loan balance was $2,602,000 and $2,804,000 at the end of 2002 and 2003 respectively, and increased to $2,970,000 as of December 31, 2004. The average loan balance in the Partnership’s portfolio has been steadily increasing for several years. This is due to the fact that there are more lenders competing for short-term bridge financing at loan levels of $1,000,000 and less, and many of these lenders have the financial capability of funding these loans at more competitive rates. The current opportunities for maximizing the return to the Partnership are greater for larger loan amounts.

Approximately $37,319,000 (14.4%) and $22,828,000 (8.6%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of December 31, 2004 and 2003, respectively. Of these amounts, approximately $4,000,000 (1.5%) and $4,363,000 (1.6%) were in the process of non-judicial foreclosure and approximately $5,182,000 (2.0%) and $1,600,000 (0.6%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $23,583,000 as of December 31, 2004. Of the total past maturity loans as of December 31, 2004, $11,621,000 were refinanced by the Partnership subsequent to year end.

In February 2005 (subsequent to year end), the Partnership sold two loans in the total amount of $8,660,000 to unrelated parties and collected all principal and outstanding interest. One of the loans with a principal balance of $2,900,000 was greater than 90 days delinquent in payments and in foreclosure as of December 31, 2004.

The increase in loans more than 90 days delinquent in monthly payments of $14,491,000 (63.5%) was due to the delinquency of one loan with a principal balance of $14,000,000. This loan is secured by 4 cemetaries and 8 mortuaries located in Hawaii. The loan has been past maturity since March 31, 2004 and has not made monthly payments since August 2004. The Partnership has participated in this loan with an unrelated mortgage investment group (the “Lead Lender”) that originated the loan with the borrower. The Partnership and the Lead Lender are subject to an Intercreditor Agreement, the terms of which state that the Partnership is guaranteed its share of interest and principal prior to any other lenders participated in the loan. The other lenders have an additonal $20,000,000 invested in this loan. As such, the General Partner has concluded that the underlying collateral is sufficient to protect the Partnership against a loss of principal, and, thus, no specific allowance for loan losses was deemed necessary for this loan.

The General Partner does not expect the delinquency rate on the Partnership’s loan portfolio to continue to increase in the forseeable future. However, there is no precise method used by the General Partner to predict delinquency rates or losses on specific loans. Because any decision regarding the allowance for loan losses reflects judgment about the probablity of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Loans in the process of foreclosure decreased by $363,000 (8.3%) from December 31, 2003 to December 31, 2004. Loans in the process of foreclosure as of December 31, 2003 consisted of three loans, of which one loan in the amount of $363,000 was paid off in full during the year ended December 31, 2004 and two loans in the total amount of $4,000,000 are still delinquent and in foreclosure.

Loans to borrowers who were in bankruptcy increased by $3,582,000 (223.9%) from December 31, 2003 to December 31, 2004. Loans to borrowers who were in bankruptcy as of December 31, 2003 consisted of one loan which is still delinquent and in bankruptcy as of December 31, 2004. In addition, one loan in the amount of $3,582,000 which has been subject to bankruptcy proceedings since 2002 and was making current payments under the bankruptcy plan, became delinquent greater than 90 days during 2004.

Management has considered the status of all loans in determining the allowance for loan losses.

As of December 31, 2004, 2003 and 2002, the Partnership held the following types of mortgages:

	December 31, 2004	December 31, 2003	December 31, 2002
1st Mortgages	$256,372,106	260,321,236	241,335,259
2nd Mortgages	2,059,796	6,052,970	18,875,862

Total	$258,431,902	$266,347,206	$260,211,121

Income Producing Properties	$159,885,572	$227,559,987	$228,210,411
Construction	66,934,856	22,044,472	12,670,310
Unimproved Land	31,396,474	14,309,747	16,938,678
Residential	215,000	2,460,000	2,391,722

Total	$258,431,902	$266,347,206	$260,211,121

As of December 31, 2004, 2003, and 2002, approximately 53%, 46% and 43% of the Partnership’s mortgage loans were secured by real property in Northern California.

The Partnership’s investment in construction loans increased by $44,890,000 (203.6%) since December 31, 2003. This increase was primarily due to increased advances on existing construction loans and the origination of one new construction loan secured by a residential housing project with a principal balance of $20,213,000 during 2004.

The Partnership’s investment in loans on unimproved land increased by $17,087,000 (119.4%) since December 31, 2003. This increase was due to the origination of $19,137,000 in new loans, net of repayments of loans received in the amount of $2,050,000 during 2004. All of the loans secured by unimproved land are first trust deeds.

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Balance, beginning of period	$4,100,000	$4,774,000	$4,425,000
Provision	--	679,000	1,584,000
Charge-offs	--	(1,353,000)	(1,235,000)

Balance, end of period	$4,100,000	$4,100,000	$4,774,000

Real Estate Properties Held for Sale and Investment

The Partnership currently holds title to 10 properties that were foreclosed on or purchased between 1994 and 2004 in the amount of $32,357,000, net of allowance for losses of $660,000. During the year ended December 31, 2004, the Partnership acquired certain properties through foreclosure on which it had trust deeds totaling $18,875,000. As of December 31, 2004, properties held for sale total $9,035,000 (including the properties held in two limited liability companies) and properties held for investment total $23,323,000 (including the properties held in two limited liability companies). When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Three of the Partnership’s ten properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $2,692,000 to $4,524,000 (68.1%) for the years ended December 31, 2003 and 2004, respectively, and revenues associated with these properties have increased from $2,713,000 to $3,489,000 (28.6%), thus generating a net loss from real estate operations of $1,035,000 during the year ended December 31, 2004 (compared to $21,000 net income during 2003). The increases in income and expenses were primarily due to the acquisition through foreclosure of the assisted living facility located in Monterey, California and the hotel and casino located in Las Vegas, Nevada during 2004. In addition, a $400,000 lease termination fee was collected by 720 University, LLC from a vacated tenant during 2004.

As of December 31, 2003 and 2002, the Partnership owned eleven and fifteen properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $15,771,000 and $18,855,000 in 2003 and 2002, respectively. During the years ended December 31, 2003 and 2002, the Partnership acquired certain properties through foreclosure on which it had trust deed investments totaling $4,300,000 and $9,370,000, respectively.

Changes in the allowance for real estate losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Balance, beginning of period	$660,000	$250,000	$634,000
Provision	83,294	584,532	--
Deductions	(83,294)	(174,532)	(384,000)

Balance, end of period	$660,000	$660,000	$250,000

2004 Foreclosure and Sales Activity

During the year ended December 31, 2004, fifteen lots (eleven including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $1,908,000, resulting in a gain to the Partnership of approximately $408,000.

During the year ended December 31, 2004, a commercial building located in Albany, Oregon that was acquired by the Partnership through foreclosure in 2002 was sold for $2,033,000, resulting in a gain to the Partnership of approximately $233,000.

During the year ended December 31, 2004, an industrial building located in Santa Clara, California that was acquired by the Partnership through foreclosure in 2003 was sold for $2,151,000, resulting in a gain to the Partnership of approximately $174,000.

Acquisition of Hotel and Casino through Foreclosure and Subsequent Sale

In February 2004, the Partnership and two co-lenders (the “Sellers”) participated in a loan with a principal balance of $22,200,000 which was foreclosed upon due to a violation of the bankruptcy stipulation by the borrower and obtained the underlying collateral, a hotel and casino located in Las Vegas, Nevada. The hotel and casino were closed at the time of foreclosure. The lenders were allowed to remove their cash collateral at the time of foreclosure, which totaled approximately $733,000 ($458,000 to the Partnership). Slot machines within the casino were sold at an auction in July 2004 for approximately $536,000 ($335,000 to the Partnership). Certain expenses were incurred on the property after foreclosure for utilities, security, maintenance and legal fees, among other items, in the amount of approximately $1,386,000 to the Partnership.

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

On October 1, 2004, escrows for the related transactions were closed and the Assignment and Amended Agreement were made effective. The Partnership received cash of approximately $13,409,000 as its portion of the net sales proceeds. The sale resulted in no gain or loss to the Partnership as an allowance for real estate losses in the amount of approximately $83,000 had been previously established during 2004.

In addition, during 2004 the Sellers received a promissory note from the guarantors on the loan in the amount of $1,600,000 ($1,000,000 to the Partnership) in exchange for their release of their personal guarantees. Since payments on the note do not begin until February 2006, the Partnership discounted the face value of its portion of the note to $846,134 based on a discount rate of 4.75%, which was recorded as other income in the consolidated statements of income.

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

Investments in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased two houses located by the ocean in Lincoln City for renovation and ultimate sale. The condominiums are still in the process of being sold. The remaining interests in the two houses were sold during 2003.

The Partnership is co-manager of OLH and is to receive 70% of the profits after payment of all interest on the original loan is made to the Partnership and priority return on partner contributions is allocated at the rate of 11% per annum. The assets, liabilities, income and expenses of OLH have been consolidated into the consolidated balance sheet and income statement of the Partnership.

2004 Activity

During the year ended December 31, 2004, the Partnership advanced an additional $49,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $310,000 from collections on notes receivable. The net loss to the Partnership was approximately $26,000 for the year ended December 31, 2004. The Partnership’s investment in OLH real property was approximately $1,122,000 as of December 31, 2004.

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

The net operating loss to the Partnership was approximately $142,000, $149,000 and $184,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Dation paid $130,000 of loan interest payable to the Partnership during the year ended December 31, 2004. The remaining receivable in the amount of $62,257 as of December 31, 2004 is reported as due from affiliate in the consolidated balance sheet. The Partnership advanced an additional $316,000, $136,000 and $140,000, respectively, to Dation and received repayments from sales of lots in the amount of $70,000, $74,000 and $60,000, respectively, during the years ended December 31, 2004, 2003 and 2002. The Partnership’s total investment in Dation was approximately $1,948,000 and $1,845,000 as of December 31, 2004 and 2003, respectively.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the consolidated balance sheet and income statement of the Partnership.

The net income to the Partnership was approximately $382,000, $418,000 and $291,000 during the years ended December 31, 2004, 2003 and 2002, respectively. The minority interest of the joint venture partner of approximately $179,000 and $124,000 as of December 31, 2004 and 2003, respectively. The Partnership’s investment in the real property within 720 University was approximately $14,830,000 and $13,063,000 as of December 31, 2004 and 2003, respectively. The Partnership has a note payable with a bank through its investment in 720 University, which is secured by the property. The balance on the note was $9,729,000 and $8,877,000 as of December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the Partnership loaned $210,000 to 720 University to pay certain expenses related to the refinancing of 720 University’s note payable. Per the Operating Agreement, the loan earns interest at the rate of prime plus 2% per annum (7.25% at December 31, 2004) and was repaid in the first quarter of 2005. This loan has been eliminated in the consolidated balance sheet as of December 31, 2004.

In February 2005 (subsequent to year end), 720 University obtained a new note with a financial institution in the amount of $10,500,000, which fully repaid its existing note payable (above) and provided additional funds for property improvements. The new note requires monthly interest payments until March 1, 2010. Commencing April 1, 2010, a constant payment of $56,816 per month is required, with the balance of unpaid principal due on March 1, 2015. The interest rate on the note is fixed at 5.07%.

Bayview Gardens, LLC

During the year ended December 31, 2004, the Partnership obtained a deed in lieu of foreclosure on a first mortgage loan secured by an assisted living facility located in Monterey, California in the amount of $5,000,000. The Partnership paid certain past due bills of the former borrower at the time of foreclosure of approximately $109,000 all of which were capitalized to the basis of the property.

At the time of foreclosure, the Partnership became subject to an existing 2nd deed of trust on the property with the General Partner as the lender, which is recorded as note payable to general partner on the balance sheet. The principal, accrued interest and other charges on this note of approximately $1,103,000 were capitalized to the basis of the property at the time of foreclosure. Pursuant to an amendment to the note between the Partnership and the General Partner dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the General Partner note.

The Partnership created a new entity, Bayview Gardens, LLC (“Bayview”), which is wholly owned by the Partnership. Under the terms of a lease agreement between the Partnership and Bayview, the assisted living facility is leased to Bayview by the Partnership and the facility is managed by an outside property manager. The net loss to the Partnership from Bayview was $116,000 for the year ended December 31, 2004. The assets, liabilities, income and expenses of Bayview have been consolidated into the consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $6,166,000 as of December 31, 2004.

Cash and Cash Equivalents

Cash and cash equivalents increased from approximately $6,633,000 as of December 31, 2003 to approximately $9,009,000 as of December 31, 2004 ($2,376,000 or 35.8%) due primarily to proceeds from loan payoffs and sales of real estate properties during 2004 without investment in new mortgage loans of the same amount.

Interest and Other Receivables

Interest and other receivables decreased from approximately $3,759,000 as of December 31, 2003 to $3,196,000 as of December 31, 2004 ($563,000 or 15.0%), due primarily to the following:

o	the collection of deferred interest on two loans in the total amount of $432,000 at the time of payoff during the year ended December 31, 2004, net of the accrual of deferred interest on two additional loans in the amount $278,000 during 2004;

o	the reclassification of $339,000 in deferred interest to real estate held for sale at the time of foreclosure of the loan in February 2004; and

o	a decrease in accrued interest receivable due to a decrease in the outstanding balance of trust deeds of $7,942,000 (3.0%) between December 31, 2003 and 2004.

Due to General Partner

Due to General Partner decreased from approximately $1,167,000 as of December 31, 2003 to $673,000 as of December 31, 2004 ($494,000 or 42.3%), due primarily to lower accrued management fees for the months of November and December 2004 as compared to November and December 2003. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $211,000 as of December 31, 2003 to $460,000 as of December 31, 2004 ($249,000 or 117.9%), due primarily to accrued property taxes on the Greeley, Colorado retail complex within 720 University, LLC as of December 31, 2004.

Note Payable

Note payable increased from approximately $8,877,000 as of December 31, 2003 to $9,729,000 as of December 31, 2004 ($852,000 or 9.6%), due to additional advances on the note payable securing the Greeley, Colorado retail complex. The funds were used for additional property and tenant improvements made to the complex in 2004.

Note Payable to General Partner

Note payable to general partner increased $1,103,000 since December 31, 2003 as a result of the deed in lieu of foreclosure obtained on a Partnership loan during the year ended December 31, 2004. The receipt of the deed in lieu of foreclosure made the Partnership subject to the second deed of trust on the related property payable to Owens Financial Group, Inc., the Partnership’s General Partner. Pursuant to an amendment to the note between the Partnership and the General Partner dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the General Partner note.

Line of Credit Payable

Line of credit payable decreased from $6,000,000 as of December 31, 2003 to no balance outstanding as of December 31, 2004 due to repayments made as a result of excess cash from loan payoffs and sales of real estate properties during 2004. There is $40,000,000 available to be advanced from the line of credit as of December 31, 2004.

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

During the year ended December 31, 2004, the Partnership collected $240,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement.

As of December 31, 2004, management believes that the allowance for loan losses of $4,100,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

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

Withdrawal percentages have been 6.64%, 5.45%, 3.32%, 4.42% and 4.47% for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively. These percentages are the annual average of the limited partners’capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of December 31, 2004. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $9,729,000 as of December 31, 2004.

As of December 31, 2004, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $10,886,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2006.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the cash held in money market accounts, loans held in the Partnership’s portfolio and a note payable securing a real estate property owned by the Partnership as of December 31, 2004. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2004.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended December 31,

	2005	2006	2007	2008	2009	Thereafter	Total
Interest earning
assets:
Money market
accounts	$8,386,217	--	--	--	--	--	$8,386,217
Average interest rate	1.5$	--	--	--	--	--	1.5$
Loans secured by
trust deeds	$152,868,373	57,113,961	$13,116,437	$1,034,485	$5,440,458	$28,858,188	$258,431,902
Average interest rate	11.5%	10.7%	10.7%	6.9%	9.5%	10.3%	11.1%

Interest bearing
liabilities:
Note payable to bank	$297,600	$326,300	$9,105,073	--	--	--	$9,728,973
Average interest rate	5.3%	5.3%	5.3%	--	--	--	5.3%
Note payable to
general partner	--	--	--	--	$1,102,895	--	$1,102,895
Average interest rate	--	--	--	--	12.0%	--	12.0%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The majority of the Partnership’s mortgage loans (86.6% as of December 31, 2004) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. The majority of Partnership loans do not have prepayment penalties for payoff prior to maturity, but many instead require the borrower to notify the General Partner of the intent to payoff within a specified period of time prior to payoff (usually 30 to 120 days). If this notification is not made within the proper time frame, the borrower is charged interest for those number of days that notification was not received.

Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts available to the Partnership from repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or lower than the rates on the repaid loans.

The Partnership’s note payable bears interest at a variable rate, tied to the LIBOR rate of interest. The Partnership’s line of credit payable (no balance at December 31, 2004) bears interest at a variable rate, tied to the bank discount rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note and line of credit payable.

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

Item 9B. Other Information

There was no information required to be filed in a Form 8-K during the fourth quarter of 2004.

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

The General Partner had a net worth of approximately $40,000,000 on December 31, 2004. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

o	William C. Owens – Mr. Owens, age 54, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

o	Bryan H. Draper – Mr. Draper, age 47, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the board of directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

o	William E. Dutra – Mr. Dutra, age 42, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

o	Andrew J. Navone – Mr. Navone, age 48, is a Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

o	Melina A. Platt – Ms. Platt, age 38, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

Partnership Management

The General Partner is responsible for the Partnership’s investment portfolio. Its services include:

o	the creation and implementation of Partnership investment policies;

o	preparation and review of budgets, economic surveys, cash flow and taxable income or loss projections and working capital requirements;

o	preparation and review of Partnership reports and regulatory filings;

o	communications with limited partners;

o	supervision and review of Partnership bookkeeping, accounting, internal controls and audits;

o	supervision and review of Partnership state and federal tax returns; and

o	supervision of professionals employed by the Partnership in connection with any of the foregoing, including attorneys, accountants and appraisers.

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

Item 11. Executive Compensation

The Partnership does not pay any compensation to any persons other than the General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, stock appreciation rights, securities, or any other direct or indirect form of compensation other than the management and service fees and carried interest permitted under the Partnership Agreement.

The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2004. Such fees were established by the General Partner and were not determined by arms-length negotiation.

	Year Ended December 31, 2004
Form of Compensation	Actual	Maximum Allowable
Paid by the Partnership:
Management Fees	$5,266,000	$7,289,000
Servicing Fees	663,000	663,000
Carried Interest	9,000	9,000

Subtotal	$5,938,000	$7,961,000

Paid by Borrowers:
Loan Origination Fees	$4,034,000	$4,034,000
Late Payment Charges	416,000	416,000

Subtotal	$4,450,000	$4,450,000

Grand Total	$10,388,000	$12,511,000

Reimbursement by the Partnership of
Other Expenses	$44,000	$44,000

Item 12. Security Ownership of Certain Beneficial Owners and Management

No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,667,000 units (1.3%) of the Partnership as of December 31, 2004. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens, and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

Item 13. Certain Relationships and Related Transactions

Transactions with Management and Others

Management Fee

The General Partner is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The amount of management fees to the General Partner for the year ended December 31, 2004 was approximately $5,266,000.

Servicing Fee

All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2004 was approximately $663,000.

Carried Interest

The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2004, the General Partner had made total cash capital contributions of $1,419,000 to the Partnership. During 2004, the Partnership incurred carried interest expense of $9,000.

Reimbursement of Other Expenses

The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement). During 2004, the Partnership reimbursed the General Partner for expenses in the amount of $44,000.

Compensation from Others

In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Loan Origination Fees

Loan origination fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2004, the General Partner earned investment evaluation fees on Partnership loans in the amount of $4,034,000.

Late Payment Charges

All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner. During 2004, the General Partner received late payment charges from borrowers of Partnership loans in the amount of $416,000.

Item 14. Principal Accounting Fees and Services

Items 14(e)(1) to 14(e)(4)

	2004	2003
Audit Fees	$82,093	$79,330

Audit-Related Fees	5,000	--

Tax Fees (1)	40,793	35,991

All Other Fees	--	--

Total	$127,886	$115,321

(1) Tax services include tax research and compliance, tax planning and advice, and tax return preparation.

Item 14(e)(5)

(i) Before the accountant is engaged by the Partnership to render audit or non-audit services, the engagement is approved by the Board of Directors of the General Partner.

(ii) 100% of the services described in Items 9(e)(2) through 9(e)(4), above, were approved by the Board of Directors of the General Partner of the Partnership.

Item 14(e)(6)

Not applicable

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a)(1)	List of Financial Statements:

Report of Registered Public Accounting Firm	F-1

Consolidated Balance Sheets - December 31, 2004 and 2003	F-2

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	F-3

Consolidated Statements of Partners’ Capital for the years ended December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-5

Notes to Consolidated Financial Statements	F-6

(2)	Schedule II- Valuation and Qualifying Accounts	F-25

Schedule IV- Mortgage Loans on Real Estate	F-26

(3)	Exhibits

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit
A to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed
April 16, 2004 and declared effective on April 28, 2004.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed
April 16, 2004 and declared effective on April 28, 2004.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to
Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed April
16, 2004 and declared effective on April 28, 2004.

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certification Pursuant to U.S.C. 18 Section 1350

*Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.

(b)	Exhibits:

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit
A to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed
April 16, 2004 and declared effective on April 28, 2004.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed
April 16, 2004 and declared effective on April 28, 2004.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to
Post-Effective Amendment No. 4 to the Form S-11 Registration Statement No. 333-69272 filed April
16, 2004 and declared effective on April 28, 2004.

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certification Pursuant to U.S.C. 18 Section 1350

(c)	Schedules:

Schedule II - Valuation and Qualifying Accounts Schedule IV - Mortgage Loans on Real Estate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

By: Owens Financial Group, Inc., General Partner

Dated: March 24, 2005	By: /s/ William C. Owens William C. Owens, Chief Executive Officer and President

Dated: March 24, 2005	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer and Secretary

Dated: March 24, 2005	By: /s/ Melina A. Platt Melina A. Platt, Controller

Report of Independent Registered Public Accounting Firm

The Partners Owens Mortgage Investment Fund

We have audited the accompanying consolidated balance sheets of Owens Mortgage Investment Fund, a California Limited Partnership, as of December 31, 2004 and 2003, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Reno, Nevada February 18, 2005

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

December 31, 2004 and 2003

Assets	2004	2003
Cash and cash equivalents	$9,008,819	$6,632,997

Loans secured by trust deeds, net of allowance for
losses of $4,100,000 in 2004 and 2003	254,331,902	262,274,206

Interest and other receivables	3,196,324	3,758,922
Due from affiliate	62,257	192,647
Real estate held for sale, net of allowance for
losses of $660,000 in 2004 and 2003	9,034,578	13,163,574
Real estate held for investment, net of accumulated depreciation
and amortization of $1,282,430 in 2004 and $812,370 in 2003	23,322,740	15,394,293

	$298,956,620	$301,416,639

Liabilities and Partners’ Capital
Liabilities:
Accrued distributions payable	$546,219	$573,725
Due to general partner	672,940	1,166,522
Accounts payable and accrued liabilities	459,700	210,994
Note payable	9,728,973	8,877,203
Note payable to general partner	1,102,895	--
Line of credit payable	--	6,000,000

Total liabilities	12,510,727	16,828,444

Minority interest	178,597	123,927

Partners’ capital (units subject to redemption):
General partner	2,815,190	2,805,528
Limited partners
Authorized 500,000,000 units outstanding in 2004 and 2003;
472,687,651 and 457,419,768 units issued and 283,648,126 and
281,854,760 units outstanding in 2004 and 2003, respectively	283,452,106	281,658,740

Total partners’ capital	286,267,296	284,464,268

	$298,956,620	$301,416,639

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues:
Interest income on loans secured by trust deeds	$26,559,888	$27,538,573	$26,145,598
Gain on sale of real estate, net	814,681	1,817,684	1,366,048
Rental and other income from real estate properties	3,488,580	2,712,791	3,233,067
Other income	989,559	165,737	333,582

Total revenues	31,852,708	32,234,785	31,078,295

Expenses:
Management fees to general partner	5,266,194	5,129,039	3,616,102
Servicing fees to general partner	662,603	635,398	611,243
Carried interest to general partner	9,164	20,342	40,075
Administrative	44,400	44,400	39,600
Legal and accounting	259,130	171,858	204,091
Rental and other expenses on real estate properties	4,524,057	2,691,789	3,090,324
Interest expense	1,118,204	373,524	426,778
Minority interest	54,670	(7,611)	35,848
Other	78,751	70,155	73,852
Recovery of bad debts	(240,000)	--	--
Provision for loan losses	--	679,370	1,584,000
Provision for (recovery of) losses on real estate
held for sale, net	83,294	584,532	(313,577)

Total expenses	11,860,467	10,392,796	9,408,336

Net income	$19,992,241	$21,841,989	$21,669,959

Net income allocated to general partner	$198,208	$216,765	$214,125

Net income allocated to limited partners	$19,794,033	$21,625,224	$21,455,834

Net income allocated to limited partners per
weighted average limited partnership unit	$0.07	$0.08	$0.08

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

Years Ended December 31, 2004, 2003 and 2002

				Total
	General	Limited partners		Partners’
	partner	Units	Amount	capital
Balances, December 31, 2001	$2,677,867	269,804,867	$269,608,847	$272,286,714

Net income	214,125	21,455,834	21,455,834	21,669,959
Sale of partnership units	80,150	3,042,450	3,042,450	3,122,600
Partners’ withdrawals	--	(9,125,830)	(9,125,830)	(9,125,830)
Partners’ distributions	(216,296)	(7,386,173)	(7,386,173)	(7,602,469)

Balances, December 31, 2002	2,755,846	277,791,148	277,595,128	280,350,974

Net income	216,765	21,625,224	21,625,224	21,841,989
Sale of partnership units	40,684	1,394,732	1,394,732	1,435,416
Partners’ withdrawals	--	(12,090,578)	(12,090,578)	(12,090,578)
Partners’ distributions	(207,767)	(6,865,766)	(6,865,766)	(7,073,533)

Balances, December 31, 2003	2,805,528	281,854,760	281,658,740	284,464,268

Net income	198,208	19,794,033	19,794,033	19,992,241
Sale of partnership units	18,328	1,218,027	1,218,027	1,236,355
Partners’ withdrawals	--	(12,635,612)	(12,635,612)	(12,635,612)
Partners’ distributions	(206,874)	(6,583,082)	(6,583,082)	(6,789,956)

Balances, December 31, 2004	$2,815,190	283,648,126	$283,452,106	$286,267,296

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$19,992,241	$21,841,989	$21,669,959
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of real estate properties	(814,681)	(1,817,684)	(1,366,048)
Provision for loan losses	--	679,370	1,584,000
Provision for (recovery of) losses on real estate properties
held for sale, net	83,294	584,532	(313,577)
Depreciation and amortization	470,060	315,790	288,672
Changes in operating assets and liabilities:
Interest and other receivables	582,174	(162,136)	(600,344)
Accounts payable and accrued liabilities	248,706	93,969	38,196
Due from affiliate	130,390	--	(64,432)
Due to general partner	(493,582)	209,722	(315,242)

Net cash provided by operating activities	20,198,602	21,745,552	20,921,184

Cash flows from investing activities:
Purchases of loans secured by trust deeds	(137,800,776)	(168,074,409)	(148,595,993)
Principal collected on loans	564,546	544,569	781,258
Loan payoffs	126,303,534	158,193,385	91,937,090
Investment in real estate properties	(3,566,179)	(4,874,689)	(12,217,682)
Net proceeds from disposition of real estate properties	19,986,374	2,680,715	3,850,052
Proceeds received from real estate joint venture	--	7,695,550	14,028,000
Minority interest in corporate joint venture	54,670	(7,611)	23,858

Net cash provided by (used in) investing activities	5,542,169	(3,842,490)	(50,193,417)

Cash flows from financing activities:
Proceeds from sale of partnership units	1,236,355	1,435,416	3,122,600
Accrued distributions payable	(27,506)	(45,509)	(6,411)
Advances on notes payable, net	851,770	687,092	1,270,282
Advances on (repayments of) line of credit payable, net	(6,000,000)	(867,371)	6,867,371
Partners’ cash distributions	(6,789,956)	(7,073,533)	(7,602,469)
Partners’ capital withdrawals	(12,635,612)	(12,090,578)	(9,125,830)

Net cash used in financing activities	(23,364,949)	(17,954,483)	(5,474,457)

Net increase (decrease) in cash and cash equivalents	2,375,822	(51,421)	(34,746,690)

Cash and cash equivalents at beginning of year	6,632,997	6,684,418	41,431,108

Cash and cash equivalents at end of year	$9,008,819	$6,632,997	$6,684,418

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,090,098	$389,273	$411,903

See notes 3, 4 and 5 for supplemental disclosure of noncash investing and financing activities. The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 283,648,126, 281,854,760 and 277,791,148 as of December 31, 2004, 2003 and 2002, respectively.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of the Partnership, its majority-owned limited liability company located in Oregon (see Note 4) and its majority-owned limited liability companies located in Colorado and California (see Note 5). All significant inter-company transactions and balances have been eliminated in consolidation. Other real estate investments entered into by the Partnership are recorded under the equity method of accounting.

Certain reclassifications not affecting net income have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

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

SFAS 152

In December 2004, the FASB issued SFAS 152, Accounting for Real Estate Time-Sharing Transactions. SFAS 152 amends SFAS 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA SOP 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS 152 is effective for fiscal years beginning after June 15, 2005. The Partnership does not expect the implementation of SFAS 152 to have a material impact on its consolidated financial position or results of operations.

SFAS 153

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. The Partnership does not expect the implementation of SFAS 153 to have a material impact on its consolidated financial position or results of operations.

Interpretation No. 46

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46") which was then revised in December 2003. Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Partnership’s financial position or results of operations.

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

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposition of Long-lived Assets, the Partnership periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. During the year ended December 31, 2004, the Partnership recorded an allowance for losses in the amount of $83,294 related to a hotel and casino received through foreclosure during 2004. This allowance was recovered when the property was sold during 2004. During the year ended December 31, 2003, the Partnership recorded an allowance for losses in the amount of $410,000 from its investment in the Oregon limited liability company (see Note 4). During the year ended December 31, 2002, the Partnership reduced the carrying value of a property located in Gresham, Oregon by approximately $70,000 to its fair market value and reversed a previously established reserve on a property located in Ione, California in the amount of $384,000.

(i)	Income Taxes

No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

(3)	Loans Secured by Trust Deeds

Loans secured by trust deeds as of December 31, 2004 and 2003 are as follows:

	2004	2003
Income-producing properties	$159,885,572	227,559,987
Construction	66,934,856	22,044,472
Unimproved land	31,396,474	14,309,747
Residential	215,000	2,460,000

	$258,431,902	266,374,206

First mortgages	$256,372,106	260,321,236
Second mortgages	2,059,796	6,052,970

	$258,431,902	266,374,206

Scheduled maturities of loans secured by trust deeds as of December 31, 2004 and the interest rate sensitivity of such loans are as follows:

	Fixed interest rate	Variable interest rate	Total
Year ending December 31:
2004 (past maturity)	$42,264,769	5,900,000	48,164,769
2005	104,527,529	176,075	104,703,604
2006	57,113,961	--	57,113,961
2007	13,083,192	33,245	13,116,437
2008	249,711	784,774	1,034,485
2009	5,440,458	--	5,440,458
Thereafter (through 2014)	1,033,552	27,824,636	28,858,188

	$223,713,172	34,718,730	258,431,902

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (2.77%, 3.65% and 4.29%, respectively, as of December 31, 2004), the prime rate (5.25% as of December 31, 2004) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (2.03% and 2.09%, respectively, as of December 31, 2004) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of December 31, 2004 and 2003:

	December 31, 2004 Balance	Portfolio Percentage	December 31, 2003 Balance	Portfolio Percentage
Arizona	$27,699,326	$0.72%	16,729,412	6.28%
California	157,309,967	60.87%	143,353,415	53.82%
Colorado	--	--	1,050,000	0.39%
Connecticut	--	--	2,382,607	0.89%
Hawaii	15,300,000	5.92%	15,300,000	5.74%
Idaho	1,721,726	0.67%	1,840,741	0.69%
Missouri	--	--	3,300,000	1.24%
North Carolina	18,715,000	7.24%	18,715,000	7.03%
Nevada	9,087,254	3.51%	37,128,615	13.94%
Oregon	--	--	1,750,000	0.66%
South Carolina	3,301,509	1.28%	3,301,509	1.24%
Texas	2,635,000	1.02%	2,635,000	0.99%
Utah	11,620,593	4.50%	8,080,057	3.03%
Virginia	3,185,000	1.23%	3,185,000	1.20%
Washington	7,856,527	3.04%	7,622,850	2.86%

	$258,431,902	100.00%	$266,374,206	100.00%

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

As of December 31, 2004 and 2003, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $10,886,000 and $23,182,000, respectively.

As of December 31, 2004 and 2003, the Partnership participated in 3 and 7 separate loans, respectively, with a total principal balance of $24,237,000 and $46,375,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on 3 and 4 of the loans, respectively, with a total principal balance of $24,237,000 and $32,500,000, respectively, the Partnership is guaranteed its share of interest and principal prior to any other investors participated in such loans.

The scheduled maturities for 2004 include approximately $48,165,000 of loans which are past maturity as of December 31, 2004, of which $24,582,000 represents loans for which interest payments are delinquent over 90 days. Of the total past maturity loans as of December 31, 2004, $11,621,000 was refinanced subsequent to year end.

During the years ended December 31, 2004 and 2003, the Partnership refinanced loans totaling $26,367,000 and $37,735,000, respectively, thereby extending the maturity dates of such loans.

The Partnership’s investment in impaired loans that were delinquent in payments greater than 90 days was approximately $37,319,000 and $22,828,000 as of December 31, 2004 and 2003, respectively. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $23,583,000 and $12,279,000 as of December 31, 2004 and 2003, respectively. Of the impaired loans, approximately $4,000,000 and $4,363,000, respectively, were in the process of foreclosure and $5,182,000 and $1,600,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2004 and 2003.

The Partnership’s allowance for loan losses was $4,100,000 as of December 31, 2004 and 2003, respectively. Of the total impaired loans as of December 31, 2004 and 2003, $10,937,000 and $11,617,000, respectively, had a specific related allowance for loan losses totaling $1,300,000. There was a non-specific allowance for loan losses of $2,800,000 for the remaining loans.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days and past maturity loans) was $52,334,000 and $57,862,000 as of December 31, 2004 and 2003, respectively. Interest income received on impaired loans during the years ended December 31, 2004, 2003 and 2002 was $7,407,000, $4,698,000, and $3,403,000, respectively.

In February 2005 (subsequent to year end), the Partnership sold two loans in the total amount of $8,660,000 to unrelated parties and collected all principal and outstanding interest. One of the loans with a principal balance of $2,900,000 was greater than 90 days delinquent in payments and in foreclosure as of December 31, 2004.

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Balance, beginning of year	$4,100,000	4,774,000	4,425,000
Provision	--	679,000	1,584,000
Charge-offs	--	(1,353,000)	(1,235,000)

Balance, end of year	$4,100,000	4,100,000	4,774,000

As of December 31, 2004 and 2003, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 53% ($135,867,000) and 46% ($122,031,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(4)	Real Estate Held for Sale

Real estate held for sale includes the following components as of December 31, 2004 and 2003:

	2004	2003
Real estate held for sale	$5,964,839	10,181,752
Investment in limited liability companies	3,069,739	2,981,822

	$9,034,578	13,163,574

Real estate properties held for sale as of December 31, 2004 and 2003 consists of the following properties acquired through foreclosure in 1994 through 2004:

	2004	2003
Commercial lot, Sacramento, California, net of valuation
allowance of $0 and $250,000 as of December 31, 2004
and 2003, respectively	$521,828	299,828

Manufactured home subdivision development, Ione,
California	1,042,971	1,420,584

Undeveloped land, Gresham, Oregon, net of valuation
allowance of $250,000 as of December 31, 2004	1,374,048	1,624,048

Commercial building, Albany, Oregon	--	1,800,000

Undeveloped land, San Jose, California	3,025,992	3,025,992

Industrial building, Santa Clara, California	--	2,011,300

	$5,694,839	10,181,752

The acquisition of certain real estate properties through foreclosure (including properties held for investment – see Note 5) resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of approximately $18,875,000, $3,300,000 and $9,370,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

2004 Foreclosure and Sales Activity

During the year ended December 31, 2004, fifteen lots (eleven including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $1,908,000, resulting in a gain to the Partnership of approximately $408,000.

During the year ended December 31, 2004, a commercial building located in Albany, Oregon that was acquired by the Partnership through foreclosure in 2002 was sold for $2,033,000, resulting in a gain to the Partnership of approximately $233,000.

During the year ended December 31, 2004, an industrial building located in Santa Clara, California that was acquired by the Partnership through foreclosure in 2003 was sold for $2,151,000, resulting in a gain to the Partnership of approximately $174,000.

Acquisition of Hotel and Casino through Foreclosure and Subsequent Sale

In February 2004, the Partnership and two co-lenders (the “Sellers”) participated in a loan with a principal balance of $22,200,000 which was foreclosed upon due to a violation of the bankruptcy stipulation by the borrower and obtained the underlying collateral, a hotel and casino located in Las Vegas, Nevada. The hotel and casino were closed at the time of foreclosure. The lenders were allowed to remove their cash collateral at the time of foreclosure, which totaled approximately $733,000 ($458,000 to the Partnership). Slot machines within the casino were sold at an auction in July 2004 for approximately $536,000 ($335,000 to the Partnership). Certain expenses were incurred on the property after foreclosure for utilities, security, maintenance and legal fees, among other items, in the amount of approximately $1,386,000 to the Partnership.

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

On October 1, 2004, escrows for the related transactions were closed and the Assignment and Amended Agreement were made effective. The Partnership received cash of approximately $13,409,000 as its portion of the net sales proceeds. The sale resulted in no gain or loss to the Partnership as an allowance for real estate losses in the amount of approximately $83,000 had been previously established during 2004.

In addition, during 2004 the Sellers received a promissory note from the guarantors on the loan in the amount of $1,600,000 ($1,000,000 to the Partnership) in exchange for their release of their personal guarantees. Since payments on the note do not begin until February 2006, the Partnership discounted the face value of its portion of the note to $846,134 based on a discount rate of 4.75%, which was recorded as other income in the accompanying consolidated statements of income.

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

During the year ended December 31, 2003, 22 lots (11 including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $1,894,000, resulting in a gain to the Partnership of approximately $433,000. There were 39 lots remaining to be sold on this property as of December 31, 2003.

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

During the year ended December 31, 2002, 22 lots (11 including houses) located in a manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $1,811,000, resulting in a gain to the Partnership of approximately $317,000. An allowance in the amount of $384,000 that was previously established on this property was reversed during the year ended December 31, 2002 as a result of management’s evaluation of the property’s fair market value based on recent sales. There were 61 lots remaining to be sold on this property as of December 31, 2002.

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

Changes in the allowance for real estate losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Balance, beginning of year	$660,000	250,000	634,000
Provision	83,294	584,532	--
Deductions	(83,294)	(174,532)	(384,000)

Balance, end of year	$660,000	660,000	250,000

(b)	Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased two houses located by the ocean in Lincoln City for renovation and ultimate sale.

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

2004 Activity

During the year ended December 31, 2004, the Partnership advanced an additional $49,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $310,000 primarily from collections on notes receivable. The net loss to the Partnership was approximately $26,000 for the year ended December 31, 2004. The Partnership’s investment in OLH real property was approximately $1,122,000 as of December 31, 2004.

2003 Activity

During the year ended December 31, 2003, the Partnership advanced an additional $1,037,000 to OLH for continued development and marketing of the condominium units and houses that have been for sale and received repayment of advances of $1,008,000 from sales and collections on notes receivable. During the year ended December 31, 2003, OLH sold the remaining one interest in the first ocean house and seven interests in the second ocean house for total cash proceeds of $670,000 and notes taken back in the amount of $420,000, resulting in gains in the total amount of $329,000. Both ocean houses were fully sold as of December 31, 2003. During the year ended December 31, 2003, OLH bought back the interests in three of the condominium units previously sold in 2002 for a total of $74,000 to allow OLH to sell the condominiums individually. As a result of an analysis performed based on projected sales proceeds, OLH recorded an allowance for losses in the amount of $410,000 on the condominium units during the year ended December 31, 2003. The net loss to the Partnership was approximately $373,000 for the year ended December 31, 2003. The Partnership’s investment in OLH real property was approximately $1,137,000 as of December 31, 2003.

2002 Activity

During the year ended December 31, 2002, the Partnership advanced an additional $936,000 to OLH (for a total of $1,537,000) for continued development and marketing of the condominium units and house that have been for sale. OLH sold three interests in the condominiums during the year ended December 31, 2002 for total cash proceeds of $74,000 and a note in the amount of $27,000. No gain or loss was recognized as a result of these sales. OLH sold six interests in the ocean house during the year ended December 31, 2002 for cash proceeds of $383,000 and three notes in the total amount of $296,000, and recognized gain in the amount of $198,000. The net loss to the Partnership (including gains on sales) was approximately $182,000 for the year ended December 31, 2002. The Partnership’s investment in the OLH real property was approximately $1,558,000 as of December 31, 2002.

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

The net operating loss to the Partnership was approximately $142,000, $149,000 and $184,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Dation paid $130,000 of loan interest payable to the Partnership during the year ended December 31, 2004. The remaining receivable in the amount of $62,257 as of December 31, 2004 is reported as due from affiliate in the accompanying consolidated balance sheets. The Partnership advanced an additional $316,000, $136,000 and $140,000, respectively, to Dation and received repayments from sales of lots in the amount of $70,000, $74,000 and $60,000, respectively, during the years ended December 31, 2004, 2003 and 2002. The Partnership’s total investment in Dation was approximately $1,948,000 and $1,845,000 as of December 31, 2004 and 2003, respectively.

(5)	Real Estate Held for Investment

Real estate held for investment as of December 31, 2004 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, a commercial building located in Roseville, California, and an assisted living facility located in Monterey, California and is comprised of the following as of December 31, 2004 and 2003:

	2004	2003
Land	$5,690,620	4,349,064
Buildings	14,699,653	9,373,890
Improvements	3,513,323	2,292,918
Other	701,574	190,791

	24,605,170	16,206,663
Less: Accumulated depreciation
and amortization	(1,282,430)	(812,370)

	$23,322,740	15,394,293

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

Depreciation and amortization expense was $470,000, $316,000 and $289,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Bayview Gardens, LLC

During the year ended December 31, 2004, the Partnership obtained a deed in lieu of foreclosure on a first mortgage loan secured by an assisted living facility located in Monterey, California in the amount of $5,000,000. The Partnership paid certain past due bills of the former borrower at the time of foreclosure of approximately $109,000, all of which were capitalized to the basis of the property.

At the time of foreclosure, the Partnership became subject to an existing 2nd deed of trust on the property with OFG as the lender, which is recorded as note payable to general partner on the accompanying balance sheet. The principal, accrued interest and other charges on this note of approximately $1,103,000 were capitalized to the basis of the property at the time of foreclosure. Pursuant to an amendment to the note between the Partnership and OFG dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, OFG will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the OFG note.

The Partnership created a new entity, Bayview Gardens, LLC (“Bayview”), which is wholly owned by the Partnership. Under the terms of a lease agreement between the Partnership and Bayview, the assisted living facility is leased to Bayview by the Partnership and the facility is managed by an outside property manager. The net loss to the Partnership from Bayview was $116,000 for the year ended December 31, 2004. The assets, liabilities, income and expenses of Bayview have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $6,166,000 as of December 31, 2004.

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

The net income to the Partnership was approximately $382,000, $418,000, and $291,000 during the years ended December 31, 2004, 2003 and 2002, respectively. The minority interest of the joint venture partner of approximately $179,000 and $124,000 as of December 31, 2004 and 2003, respectively, is reported in the accompanying consolidated balance sheet. The Partnership’s investment in 720 University real property was approximately $14,830,000 and $13,063,000 as of December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the Partnership loaned $210,000 to 720 University to pay certain expenses related to the refinancing of 720 University’s note payable. Per to the Operating Agreement, the loan earns interest at the rate of prime plus 2% per annum (7.25% at December 31, 2004) was repaid in the first quarter of 2005. This loan has been eliminated in the accompanying consolidated balance sheet as of December 31, 2004.

(6)	Note Payable

The Partnership has a note payable with a bank through its investment in the limited liability company (see note 5), which is secured by the retail development in Greeley, Colorado. The note requires monthly interest payments with the balance of unpaid principal and interest due on May 31, 2007. An additional $24,800 is required to be paid monthly and applied to principal ($28,900 beginning June 2006). The interest rate on the note is variable based on the LIBOR rate plus 2.75% (5.25% at December 31, 2004). Interest expense for the years ended December 31, 2004, 2003 and 2002 was approximately $407,000, $345,000 and $350,000, respectively. The principal balance on the note as of December 31, 2004 and 2003 was approximately $9,729,000 and $8,877,000, respectively. The Company also has the option to draw an additional $398,000 on the note for capital expenditures, tenant improvements or leasing commissions. The note contains certain covenants, which the Company has complied with as of December 31, 2004.

In February 2005 (subsequent to year end), 720 University obtained a new note with a financial institution in the amount of $10,500,000, which fully repaid its existing note payable (above) and provided additional funds for property improvements. The new note requires monthly interest payments until March 1, 2010. Commencing April 1, 2010, a constant payment of $56,816 per month is required, with the balance of unpaid principal due on March 1, 2015. The interest rate on the note is fixed at 5.07%.

(7)	Note Payable to General Partner

The Partnership has a note payable to OFG in the amount of $1,102,895 as a result of the deed in lieu of foreclosure obtained on a Partnership loan during the year ended December 31, 2004 (see note 5). This amount includes the original loan principal balance of $907,446 and accrued interest and late charges to the date of foreclosure of $195,449. The note was amended at the time of foreclosure in June 2004. The maturity date of the note is June 8, 2009. The principal balance of the original note bears interest at the rate of 12.0% per annum. All interest and other accrued charges are deferred until maturity. In addition, the amendment specifies that upon the sale of the property, OFG will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to this note.

(8)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. The balance outstanding on the line of credit was $0 and $6,000,000 as of December 31, 2004 and 2003, respectively. Borrowings under this line of credit bear interest at the bank’s prime rate, which was 5.25% as of December 31, 2004. Interest expense was approximately $711,000, $28,000 and $77,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The line of credit expires on July 31, 2005. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of December 31, 2004.

(9)	Partners’ Capital

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

The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $14,091,000, $13,855,000 and $14,270,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

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

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; OFG has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2004, OFG had made cash capital contributions of $1,419,000 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

The carried interest expense charged to the Partnership was $9,000, $20,000 and $40,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(10)	Contingency Reserves

In accordance with the Partnership Agreement and to satisfy the Partnership’s liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,419,000 as of December 31, 2004), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts will be available as an additional contingency reserve, if necessary.

The contingency reserves required as of December 31, 2004 and 2003 were approximately $5,694,000 and $5,641,000, respectively. Cash and cash equivalents as of the same dates were accordingly maintained as reserves.

(11)	Income Taxes

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	2004	2003
Partners’ capital per financial statements	$286,267,296	284,464,268
Accrued interest income	(1,988,076)	(3,148,479)
Allowance for loan losses	4,100,000	4,100,000
Allowance for real estate held for sale/investment	660,000	660,000
Accrued distributions	546,219	573,725
Accrued fees due to general partner	140,687	706,788
Tax-deferred gains on sales of real estate	(2,690,850)	(2,690,850)
Other	479,051	198,274

Partners’ capital per federal income tax return	$287,514,327	284,863,726

(12)	Transactions with Affiliates

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $5,266,000, $5,129,000 and $3,616,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $663,000, $635,000 and $611,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2004 and 2003, the Partnership owed management and servicing fees to OFG in the amounts of $669,000 and $1,162,000, respectively.

The maximum servicing fees were paid to OFG during the years ended December 31, 2004, 2003 and 2002. If the maximum management fees had been paid to OFG during the years ended December 31, 2004, 2003 and 2002, the management fees would have been $7,289,000 (increase of $2,023,000), $6,992,000 (increase of $1,863,000) and $6,724,000 (increase of $3,108,000), respectively, which would have reduced net income allocated to limited partners by approximately 10.1%, 8.5% and 14.3%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.06, $.07 and $.07, respectively.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Partnership loans totaled approximately $416,000, $347,000 and $649,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $50,000, $111,000 and $197,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $4,034,000, $6,829,000 and $5,815,000 on loans originated of approximately $144,801,000, $169,425,000 and $138,278,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Such fees as a percentage of loans purchased by the Partnership were 2.8%, 4.0% and 4.2% for the years ended December 31, 2004, 2003 and 2002, respectively.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the years ended December 31, 2004, 2003 and 2002 were $44,000, $134,000 and $217,000, respectively.

(13)	Net Income per Limited Partner Unit

Net income per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were 282,306,953, 280,643,964 and 274,891,723 for the years ended December 31, 2004, 2003 and 2002, respectively.

(14)	Rental Income

The Partnership’s real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to twenty-two years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2004, and thereafter is as follows:

Year ending December 31:
2005	$1,798,982
2006	1,476,343
2007	1,010,077
2008	993,274
2009	870,001
Thereafter (through 2026)	5,028,696

$11,177,373

(15)	Fair Value of Financial Instruments

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

The carrying value of these instruments of $258,432,000 approximates the fair value as of December 31, 2004. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $4,100,000 as of December 31, 2004 is also considered in evaluating the fair value of loans secured by trust deeds.

(c)	Note Payable and Note Payable to General Partner

The carrying value of the Partnership’s note payable in the amount of $9,729,000 and note payable to general partner of $1,103,000 approximates the fair value as of December 31, 2004. The fair value is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

(16)	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues:
2004	$7,790,596 $	8,113,342 $	8,140,413	$ 7,808,357	$31,852,708
2003	8,969,594	7,596,786	7,977,351	7,691,054	32,234,785

Expenses:
2004	2,243,636	3,080,477	3,528,607	3,007,747	11,860,467
2003	3,072,599	2,400,319	2,496,528	2,423,350	10,392,796

Net Income Allocated to
General Partner
2004	54,934	49,922	45,701	47,651	198,208
2003	58,402	51,352	54,562	52,359	216,765

Net Income Allocated to
Limited Partners
2004	5,492,026	4,982,943	4,566,105	4,752,959	19,794,033
2003	5,838,593	5,145,115	5,426,261	5,215,255	21,625,224

Net Income Allocated to
Limited Partners per
Weighted Average Limited
Partnership Unit
2004	0.02	0.02	0.01	0.02	0.07
2003	0.02	0.02	0.02	0.02	0.08

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PROVISION FOR LOAN LOSSES ROLLFORWARD

Balance at January 1, 2002	$4,425,000
Provision	1,584,000
Charge-offs	(1,235,000)

Balance at December 31, 2002	4,774,000
Provision	679,000
Charge-offs	(1,353,000)

Balance at December 31, 2003	4,100,000
Provision	--
Charge-offs	--

Balance at December 31, 2004	$4,100,000

PROVISION FOR LOSSES ON REAL ESTATE ROLLFORWARD

Balance at January 1, 2002	$634,000
Charges to costs and expenses	--
Deductions	(384,000)

Balance at December 31, 2002	250,000
Charges to costs and expenses	584,532
Deductions	(174,532)
Balance at December 31, 2003	660,000
Charges to costs and expenses	83,294
Deductions	(83,294)

Balance at December 31, 2004	$660,000

SCHEDULE IV

OWENS MORTGAGE INVESTMENT FUND
MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2004

Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF LOAN
Income Producing	5.25-14.50%	Current to Sept. 2014	$159,885,572	$31,869,429	$35,719,396
Construction	9.25-12.00%	Current to June 2014	66,934,856	11,620,593	--
Land	10.00-15.00%	Current to Nov. 2007	31,396,474	4,459,747	1,600,000
Residential	11.00-12.00%	Current to July 2005	215,000	215,000	--

TOTAL			$258,431,902	$48,164,769	$37,319,396

AMOUNT OF LOAN
$0-250,000	10.00-14.50%	Current to Sept. 2014	$1,866,260	$530,000	$--
$250,001-500,000	10.00-12.00%	Current to Feb. 2013	5,215,584	1,744,247	--
$500,001-1,000,000	5.25-13.00%	Current to July 2008	7,317,482	1,751,093	--
Over $1,000,000	8.00-15.00%	Current to June 2014	244,032,576	44,139,429	37,319,396

TOTAL			$258,431,902	$48,164,769	$37,319,396

POSITION OF LOAN
First	8.00-15.00%	Current to Sept. 2014	$256,372,106	$48,164,769	$37,319,396
Second	5.25-12.00%	Feb. 2005 to Aug. 2010	2,059,796	--	--

TOTAL			$258,431,902	$48,164,769	$37,319,396

NOTE 1:     All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.

NOTE 2:

Balance at beginning of period (1/1/02)	$213,703,469
Additions during period:
New mortgage loans	148,595,993

Subtotal	362,299,462
Deductions during period:
Collection of principal	92,718,348
Foreclosures	9,369,993

Balance at end of period (12/31/02)	$260,211,121

Balance at beginning of period (1/1/03)	$260,211,121
Additions during period:
New mortgage loans	168,074,409
Note taken back from sale of real estate property	1,480,000

Subtotal	429,765,530
Deductions during period:
Collection of principal	158,737,954
Charge-off of loans against allowance for loan losses	353,370
Foreclosures	4,300,000

Balance at end of period (12/31/03)	$266,374,206

Balance at beginning of period (1/1/04)	$266,374,206
Additions during period:
New mortgage loans	137,800,776

Subtotal	404,174,982
Deductions during period:
Collection of principal	126,868,080
Foreclosures	18,875,000

Balance at end of period (12/31/04)	$258,431,902

During the years ended December 31, 2004, 2003 and 2002, the Partnership refinanced loans totaling $26,367,000, $37,735,000 and $21,985,000, respectively, thereby extending the maturity date.

NOTE 3:     Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2004. There are no other loans that exceed 3% of the total loans as of December 31, 2004:

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Unimproved Land	12.00	9/29/05	Interest only,	None	$ 7,800,000	$ 7,800,000	$ 0
Simi Valley, California………			balance due at
			maturity

Assisted Living Facility	10.50	9/18/06	Interest only,	None	$ 8,175,555	$ 8,175,555	$ 0
Fresno, California……………			balance due at
			maturity

Hotel	12.00	10/16/04	Interest only,	None	$ 8,500,000	$ 8,500,000	$ 0
(Construction Loan)			balance due at
Wasatch County, Utah………			maturity

Office and Retail	12.00	2/1/13	Principal and	None	$13,240,000	$ 9,837,206	$ 9,837,206
Buildings in Seattle,			interest due
WA, Renton, WA, Nampa,			monthly				See Note 5
ID, Reno, NV, Olympia,
WA, Gig Harbor, WA,
Richland, WA and Idaho
Falls, ID…………………………

Retail Buildings	10.00	12/8/05	Interest only,	None	$13,615,000	$10,790,416	$ 0
(Construction Loan)			balance due at
Hanford, California…………			maturity

Hotel	12.00	12/31/05	Interest only,	None	$12,000,000	$12,000,000	$ 0
Sedona, Arizona………………			balance due at
			maturity

8 Cemeteries and	14.00	3/31/04	Interest only,	None	$34,000,000	$14,000,000	$14,000,000
Mortuaries			balance due at
Islands of Hawaii, Oahu,			maturity
and Maui…………………………

Mixed Commercial Building	9.25	6/24/14	Interest only,	None	$19,000,000	$17,891,246	$ 0
(Construction Loan)			balance due at
S. Lake Tahoe, California………			maturity

Housing Development	11.00	12/21/06	Interest only,	None	$25,401,000	$20,213,048	$ 0
(Construction Loan)			balance due at
Auburn, California…………			maturity

NOTE 4:     All amounts reported in this Schedule IV represent the aggregate cost for Federal income tax purposes.

NOTE 5:     A loan loss allowance in the amount of $1,000,000 has been established as of December 31, 2004 on the loan with a carrying amount of $9,837,206 under Note 3 above.