Form 10-Q
period 2005-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2005-05-12
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

Commission file number 000-17248

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership
(Exact Name of Registrant as Specified In Its Charter)

California (State or other jurisdiction of incorporation or organization)	68-0023931 (I.R.S. Employer Identification No.)
2221 Olympic Boulevard Walnut Creek, California (Address of principal executive offices)	94595 (Zip Code)
(925) 935-3840 Registrant's telephone number, including area code

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	(UNAUDITED) March 31 2005	December 31 2004
ASSETS
Cash and cash equivalents	$24,621,531	$9,008,819
Loans secured by trust deeds, net of allowance for
losses of $4,450,000 in 2005 and $4,100,000 in 2004	239,596,938	254,331,902
Interest and other receivables	3,542,021	3,196,324
Due from affiliate	14,931	62,257
Real estate held for sale, net of allowance for losses
of $660,000 in 2005 and 2004	9,273,421	9,034,578
Real estate held for investment, net of accumulated depreciation
and amortization of $1,509,166 in 2005 and $1,282,430 in 2004	23,428,864	23,322,740

	$300,477,706	$298,956,620

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$547,814	$546,219
Due to general partner	531,239	672,940
Accounts payable and accrued liabilities	376,698	459,700
Note payable	10,500,000	9,728,973
Note payable to general partner	1,102,895	1,102,895

Total Liabilities	13,058,646	12,510,727

Minority interest	176,469	178,597

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,827,118	2,815,190
Limited partners	284,415,473	283,452,106

Total partners’ capital	287,242,591	286,267,296

	$300,477,706	$298,956,620

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income

For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	For the Three Months Ended
	March 31 2005	March 31 2004
REVENUES:
Interest income on loans secured by trust deeds	$6,658,475	$7,069,716
Gain on sale of real estate, net	96,153	107,832
Rental and other income from real estate properties	1,007,717	587,829
Other income	70,471	25,219

Total revenues	7,832,816	7,790,596

EXPENSES:
Management fees to general partner	1,139,418	835,706
Servicing fees to general partner	156,731	173,414
Carried interest to general partner	8,302	--
Administrative	12,000	11,100
Legal and accounting	121,075	86,791
Rental and other expenses on real estate properties	1,033,192	930,220
Interest expense	224,196	286,297
Minority interest	(2,128)	(149)
Provision for loan losses	350,000	(100,000)
Other	29,238	20,257

Total expenses	3,072,024	2,243,636

Net income	$4,760,792	$5,546,960

Net income allocated to general partner	$47,113	$54,934

Net income allocated to limited partners	$4,713,679	$5,492,026

Net income allocated to limited partners
per weighted average limited partnership unit
(284,420,000 and 281,674,000 average units
in 2005 and 2004, respectively)	$.02	$.02

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004
(UNAUDITED)

	March 31 2005	March 31 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,760,792	$5,546,960
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(96,153)	(107,832)
Provision for loan losses	350,000	--
Depreciation and amortization	226,736	88,404
Changes in operating assets and liabilities:
Interest and other receivables	(345,697)	1,298,924
Due from affiliate	47,326	--
Accounts payable and accrued liabilities	(83,002)	78,156
Due to general partner	(141,701)	(958,932)

Net cash provided by operating activities	4,718,301	5,945,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans secured by trust deeds	(17,415,936)	(35,950,555)
Principal collected on loans	100,828	155,986
Loan payoffs	23,040,072	16,262,962
Sales of loans to third parties	8,660,000	--
Investment in real estate properties	(849,290)	(220,172)
Net proceeds from disposition of real estate properties	373,740	511,732
Minority interest in limited liability companies	(2,128)	(149)

Net cash provided by (used in) investing activities	13,907,286	(19,240,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	16,604	446,056
Accrued distributions payable	1,595	1,773
Repayments on note payable	(9,728,973)	(49,600)
Proceeds from origination of note payable	10,500,000	--
Net advances on line of credit	--	18,830,000
Partners’ cash distributions	(1,640,486)	(1,733,906)
Partners’ capital withdrawals	(2,161,615)	(4,104,139)

Net cash (used in) provided by financing activities	(3,012,875)	13,390,184

Net increase in cash and cash equivalents	15,612,712	95,668

Cash and cash equivalents at beginning of period	9,008,819	6,632,997

Cash and cash equivalents at end of period	$24,621,531	$6,728,665

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$133,142	$202,913

See notes 2 and 3 for supplemental disclosure of non-cash investing activities.

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2005

(1)	Summary of Significant Accounting Policies

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

(2)	Loans Secured by Trust Deeds and Allowance for Loan Losses

Loans secured by trust deeds as of March 31, 2005 and December 31, 2004 are as follows:

	2005	2004

Income-producing properties	$169,747,394	159,885,572
Construction	39,496,131	66,934,856
Unimproved land	34,588,413	31,396,474
Residential	215,000	215,000

	$244,046,938	258,431,902

First mortgages	$242,217,164	256,372,106
Second mortgages	1,829,774	2,059,796

	$244,046,938	258,431,902

Scheduled maturities of loans secured by trust deeds as of March 31, 2005 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total
Year ending March 31:
2005 (past maturity)	$32,176,937	5,900,000	38,076,937
2006	87,535,164	161,649	87,696,813
2007	67,899,535	--	67,899,535
2008	14,359,972	--	14,359,972
2009	235,541	784,774	1,020,315
2010	5,419,910	--	5,419,910
Thereafter (through 2014)	815,341	28,758,115	29,573,456

	$208,442,400	35,604,538	244,046,938

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2005 and December 31, 2004:

	March 31, 2005 Balance	Portfolio Percentage	December 31, 2004 Balance	Portfolio Percentage
Arizona	$27,699,326	1.35%	$27,699,326	10.72%
California	139,924,394	57.34%	157,309,967	60.87%
Hawaii	15,300,000	6.27%	15,300,000	5.92%
Idaho	1,698,974	0.70%	1,721,726	0.67%
North Carolina	18,715,000	7.67%	18,715,000	7.24%
Nevada	9,491,635	3.89%	9,087,254	3.51%
South Carolina	3,301,509	1.35%	3,301,509	1.28%
Texas	2,635,000	1.08%	2,635,000	1.02%
Utah	14,333,796	5.87%	11,620,593	4.50%
Virginia	3,185,000	1.30%	3,185,000	1.23%
Washington	7,762,304	3.18%	7,856,527	3.04%

	$244,046,938	100.00%	$258,431,902	100.00%

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (3.38%, 4.27% and 4.59%, respectively, as of March 31, 2005), the prime rate (5.75% as of March 31, 2005) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (2.32% and 2.12%, respectively, as of March 31, 2005) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

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

As of March 31, 2005, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $57,781,000.

As of March 31, 2005 and December 31, 2004, the Partnership participated in 4 and 3 loans, respectively, with a total principal balance of $27,419,000 and $24,237,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of the participated loans as of March 31, 2005 and December 31, 2004, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loans.

The scheduled maturities for 2005 include approximately $38,077,000 of loans that are past maturity as of March 31, 2005, of which $24,582,000 represents loans for which interest payments are delinquent over 90 days.

During the three months ended March 31, 2005 and 2004, the Partnership refinanced loans totaling $11,621,000 and $2,630,000, respectively.

The Partnership’s investment in impaired loans that were delinquent in monthly payments greater than ninety days was approximately $34,289,000 and $37,319,000 as of March 31, 2005 and December 31, 2004, respectively. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $13,495,000 and $23,583,000 as of March 31, 2005 and December 31, 2004, respectively. Of these impaired loans, approximately $15,100,000 and $4,000,000, respectively, were in the process of foreclosure and $5,182,000 and $5,182,000, respectively, involved borrowers who were in bankruptcy as of March 31, 2005 and December 31, 2004.

The Partnership’s investment in loans delinquent in monthly payments greater than ninety days consisted of six and seven loans as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, $10,807,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,800,000. There is a non-specific allowance for credit losses of $2,650,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days.

In February 2005, the Partnership sold two loans in the total amount of $8,660,000 to unrelated parties and collected all principal and outstanding interest. One of the loans with a principal balance of $2,900,000 was delinquent greater than ninety days and in foreclosure as of December 31, 2004.

Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Balance, beginning of period	$4,100,000	$4,100,000
Provision	350,000	(100,000)
Recovery of bad debts	--	100,000
Charge-off	--	--

Balance, end of period	$4,450,000	$4,100,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of March 31, 2005. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

As of March 31, 2005 and December 31, 2004, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 48% ($118,281,000) and 53% ($135,867,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(3)	Real Estate Held for Sale

Real estate held for sale includes the following components as of March 31, 2005:

Real estate held for sale	$6,102,359
Investment in limited liability companies	3,171,062

$9,273,421

During the quarter ended March 31, 2005, two lots (both including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $356,000, resulting in a gain to the Partnership of approximately $96,000.

Changes in the allowance for real estate losses for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Balance, beginning of period	$660,000	$660,000
Provision	--	--
Deductions for real estate sold	--	--

Balance, end of period	$660,000	$660,000

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

During the quarter ended March 31, 2005, the Partnership advanced an additional $42,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $5,000 from collections on notes receivable. The net loss to the Partnership was approximately $41,000 and $4,000 for the quarters ended March 31, 2005 and 2004, respectively. The Partnership’s investment in OLH real property was approximately $1,122,000 as of March 31, 2005 and December 31, 2004.

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

Dation sold one lot during the quarter ended March 31, 2005 and repaid $10,000 of the loan to the Partnership. In addition, Dation paid $47,000 of the interest payable to the Partnership during the quarter ended March 31, 2005. The net operating loss to the Partnership was approximately $34,000 and $39,000 during the quarters ended March 31, 2005 and 2004, respectively. The Partnership’s total investment in Dation was approximately $2,049,000 and $1,948,000 as of March 31, 2005 and December 31, 2004, respectively.

(4)	Real Estate Held for Investment

Real estate held for investment as of March 31, 2005 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, a commercial building located in Roseville, California, and an assisted living facility located in Monterey, California and is comprised of the following as of March 31, 2005 and December 31, 2004:

	2005	2004
Land	$5,690,620	5,690,620
Buildings	14,838,952	14,699,653
Improvements	3,756,518	3,513,323
Other	651,939	701,574

	24,938,029	24,605,170

Less: Accumulated depreciation
and amortization	(1,509,166)	(1,282,430)

	$23,428,863	23,322,740

Bayview Gardens, LLC

The Partnership is the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operates an assisted living facility located in Monterey, California (which was obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004). Under the terms of a lease agreement between the Partnership and Bayview, the assisted living facility is leased to Bayview by the Partnership and the facility is managed by an outside property manager. The net loss to the Partnership from Bayview operations was $40,000 for the three months ended March 31, 2005. The assets, liabilities, income and expenses of Bayview have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $6,122,000 and $6,166,000 as of March 31, 2005 and December 31, 2004, respectively.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net (loss) income to the Partnership was approximately $(26,000) and $35,000 during the quarters ended March 31, 2005 and 2004, respectively. The minority interest of the joint venture partner of approximately $176,000 and $179,000 as of March 31, 2005 and December 31, 2004, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $14,984,000 and $14,830,000 as of March 31, 2005 and December 31, 2004, respectively.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,139,000 and $836,000 for the three months ended March 31, 2005 and 2004, respectively. Service fee payments to OFG approximated $157,000 and $173,000 for the three months ended March 31, 2005 and 2004, respectively.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2005 and 2004. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2005, the management fees would have been $1,724,000 (increase of $585,000), which would have reduced net income allocated to limited partners by approximately 12.3% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2004, the management fees would have been $1,908,000 (increase of $1,072,000), which would have reduced net income allocated to limited partners by approximately 19.1% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $160,000 and $238,000 for the three months ended March 31, 2005 and 2004, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $5,000 and $23,000 for the three months ended March 31, 2005 and 2004, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $6,312,000 and $438,000 on loans originated of approximately $76,096,000 and $15,535,000 for the three months ended March 31, 2005 and 2004, respectively. Of the $6,312,000 and $438,000 in loan origination fees earned by OFG during the quarters ended March 31, 2005 and 2004, $4,000,000 and $79,000, respectively, were back-end fees that will not be collected until either some future date or when the related loans are paid in full.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended March 31, 2005 and 2004 were $12,000 and $11,000, respectively.

(6)	Note Payable

During the three months ended March 31, 2005, 720 University obtained a new note with a financial institution in the amount of $10,500,000, which fully repaid its existing note payable with a balance of $9,729,000 as of December 31, 2004 and provided additional funds for property improvements. The note payable is secured by 720 University’s retail development in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the quarters ended March 31, 2005 and 2004 was approximately $135,000 and $83,000, respectively. The note contains certain covenants, which the Company has complied with as of March 31, 2005.

(7)	Note Payable to General Partner

The Partnership has a note payable to the General Partner in the amount of $1,102,895 as of March 31, 2005 as a result of the deed in lieu of foreclosure obtained on a Partnership loan in June 2004. This amount includes the original loan principal balance of $907,446 and accrued interest and late charges to the date of foreclosure of $195,449. The note was amended at the time of foreclosure. The maturity date of the note is June 8, 2009. The principal balance of the original note bears interest at the rate of 12.0% per annum, which is to be accrued and deferred until maturity. As of March 31, 2005, the Partnership has accrued approximately $88,000 of interest on this note, which is included in Due to General Partner in the accompanying consolidated balance sheet. In addition, the amendment specifies that upon the sale of the property, the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to this note.

(8)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of March 31, 2005 and December 31, 2004. Interest expense for the quarters ended March 31, 2005 and 2004 was approximately $1,000 and $203,000, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 5.75% as of March 31, 2005. The line of credit expires on July 31, 2005. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of March 31, 2005.

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

Economic developments in the United States have generally been favorable in 2004 and 2005 and this has led to expansion and gains in employment. The strengthening demand has been a factor contributing to the rise in inflation. These and other factors led the Federal Reserve Board to increase the discount rate by a total of 1.75% between March 2004 and March 2005. The rates that the Partnership charges on its loans have not been impacted by these actions. In fact, the weighted average interest rate on Partnership loans declined slightly from 11.12% as of March 31, 2004 to 11.07% as of March 31, 2005. Presently, the General Partner does not expect a noticeable increase in the rates charged on Partnership loans, primarily because there continues to be a shortage of suitable loans for the Partnership to invest in.

This shortage is primarily due to there being fewer commercial real estate transactions suitable for Partnership lending and increased competition from other lenders. In general, the decrease in real estate transactions is partially due to real estate values having increased in relation to other investments. During the late 1990’s, investors had diverse investment opportunities, such as the stock market and fixed income investments. However, the stock market has become very volatile in the last few years, and yields on fixed income investments have dropped significantly. Owners of commercial real estate are therefore less willing to dispose of their properties, since alternative investments are not currently as attractive.

Increased competition has come both from existing lenders whose lending previously was not in competition with the Partnership, and from newly organized lenders seeking greater returns. Due to their unusually large supplies of cash available for lending, banks and other institutional lenders have become more aggressive in placing loans. Additionally, those investors seeking to maximize returns in a market with fewer acceptable investment opportunities have been willing to take increased risk to obtain ostensibly higher yields. These factors have resulted in decreased lending opportunities for the Partnership.

The Partnership has been closed to most new limited partner investments since September 2001, because there have not been enough suitable mortgage loans for the Partnership to invest in to remain fully invested for a sustained period of time. Remaining closed to new investments reduces the Partnership’s excess cash that would be invested in lower yielding investments, which could have the effect of decreasing the yield paid to existing limited partners.

If economic conditions worsen in 2005, the Partnership could experience an increase in loan defaults. This would reduce the amount of income available for distribution to partners. Recognizing this risk, the General Partner seeks to maintain a low loan-to-value ratio on its loans, which as of March 31, 2005 was 57% on a weighted average basis. By this means, the Partnership hopes to protect the value of loans in the event of default by providing an increased equity position in underlying real property in the event of foreclosure. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of March 31, 2005, 48.0% of loans were secured by real estate in Northern California, while 11.3% and 8.9% were secured by real estate in Arizona and Southern California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Commercial real estate markets in segmented areas of California have continued to prosper. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening economy, particularly in California and Arizona, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Three Months Ended March 31,
	2005	2004
Total revenues	$7,832,816	$7,790,596
Total expenses	3,072,024	2,243,636

Net income	$4,760,792	$5,546,960

Net income allocated to limited partners	$4,713,679	$5,492,026

Net income allocated to limited partners
per weighted average limited partnership
unit	$.02	$.02

Annualized rate of return to limited
partners (1)	6.6%	7.8%

Distribution per partnership unit (yield) (2)	7.3%	7.3%

Weighted average limited partnership units	284,420,000	281,674,000

(1)	The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of March 31, 2005 and 2004 divided by the number of months during the period and multiplied by twelve (12) months.

(2)	Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total Revenues

Interest income on loans secured by trust deeds decreased $411,000 (5.8%) during the three months ended March 31, 2005, as compared to the same period in 2004. This decrease was the result of a decrease in the weighted average balance of the loan portfolio of 9.6% during the three months ended March 31, 2005, as compared to 2004, and a decrease in the weighted average yield of the loan portfolio from 11.12% for the three months ended March 31, 2004 to 11.07% for the three months ended March 31, 2005.

The mortgage loan portfolio has decreased by $14,385,000 (5.6%) since December 31, 2004, due to loan payoffs without the origination of new loans of the same amount during the quarter ended March 31, 2005. If suitable replacement loans are not originated by the Partnership, the Partnership’s net income and distributions to partners may decrease, as the current yield on the Partnership’s money market accounts is substantially lower than the yields on mortgage loans.

Rental and other income from real estate properties increased $420,000 (71.4%) during the three months ended March 31, 2005, as compared to the same period in 2004, primarily as a result of revenue earned from the assisted living facility located in Monterey, California that was obtained via foreclosure in June 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Other income increased $45,000 (179.4%) during the three months ended March 31, 2005, as compared to the same period in 2004, due primarily to interest earned on money market investments. The Partnership has had an increased amount of cash and equivalents available during the quarter as a result of loan payoffs in excess of loan originations.

Total Expenses

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2002, 2003 and 2004 and the three months ended March 31, 2005 (annualized), the management fees were 1.46%, 2.01%, 2.00% and 1.81% of the average unpaid balance of mortgage loans, respectively.

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

If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2005, the management fees would have been $1,724,000 (increase of $585,000), which would have reduced net income allocated to limited partners by approximately 12.3% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

Legal and accounting expenses increased $34,000 (39.5%) due to accounting and consulting expenses incurred in the effort to ready the Partnership’s internal controls for audit pursuant to Rule 404 of the Sarbanes-Oxley Act. The Partnership will continue to incur accounting and consulting related fees that have not been incurred in the past as this project is continued into 2005 and 2006.

Rental and other expenses on real estate properties increased $103,000 (11.1%) during the three months ended March 31, 2005, as compared to the same period in 2004, primarily due to the acquisition through foreclosure of the assisted living facility located in Monterey, California in June 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Interest expense decreased $62,000 (21.7%) during the three months ended March 31, 2005, as compared to the same period in 2004, primarily because the Partnership did not utilize its line of credit to invest in loans secured by trust deeds during the quarter ended March 31, 2005.

The increase in the provision for loan losses of $450,000 during the three months ended March 31, 2005 was the result of an analysis performed on the loan portfolio, which resulted in an increase in the allowance for loan losses of $350,000 during the quarter. In addition, during the three months ended March 31, 2004, the Partnership collected $100,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement. No such amounts were collected during the quarter ended March 31, 2005.

Financial Condition

March 31, 2005 and December 31, 2004

Loan Portfolio

The number of Partnership mortgage investments decreased from 87 to 81, and the average loan balance increased from $2,970,000 to $3,013,000 between December 31, 2004 and March 31, 2005.

Approximately $34,289,000 (14.1%) and $37,319,000 (14.4%) of the loans invested in by the Partnership were more than ninety days delinquent in monthly payments as of March 31, 2005 and December 31, 2004, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $13,495,000 (5.5%) and $23,583,000 (9.3%) as of March 31, 2005 and December 31, 2004, respectively. Of the total impaired loans as of March 31, 2005, one loan in the amount of $4,300,000 was paid off in full subsequent to quarter end. Of the total past maturity loans as of March 31, 2005, one loan in the amount of $7,500,000 had the maturity date extended subsequent to quarter end. Of the impaired loans, approximately $15,100,000 (6.2%) and $4,000,000 (1.5%), respectively, were in the process of foreclosure, and approximately $5,182,000 (2.1%) and $5,182,000 (2.0%), respectively, involved loans to borrowers who were in bankruptcy.

Loans in the process of foreclosure as of December 31, 2004 consisted of two loans, of which one loan in the amount of $2,900,000 was sold to an unrelated party during the three months ended March 31, 2005 and one loan in the amount of $1,100,000 is still delinquent and in foreclosure. In addition, one loan in the amount of $14,000,000 entered into foreclosure during the three months ended March 31, 2005. This loan is secured by 4 cemeteries and 8 mortuaries located in Hawaii. The loan has been past maturity since March 31, 2004 and is delinquent in monthly interest payments by approximately six months as of March 31, 2005. The Partnership has participated in this loan with an unrelated mortgage investment group (the “Lead Lender”) that originated the loan with the borrower. The Partnership and the Lead Lender are subject to an Intercreditor Agreement, the terms of which state that the Partnership is guaranteed its share of interest and principal prior to any other lenders participated in the loan. The other lenders have an additional $20,000,000 invested in this loan. The General Partner has concluded that the underlying collateral is sufficient to protect the Partnership against a loss of principal in the event of foreclosure, and, thus, no specific allowance for loan losses was deemed necessary for this loan.

Loans involving borrowers in bankruptcy as of December 31, 2004 consisted of two loans, which are still in bankruptcy as of March 31, 2005.

As of March 31, 2005 and December 31, 2004, the Partnership held the following types of mortgages:

	March 31, 2005	December 31, 2004
1st Mortgages	$242,217,164	256,372,106
2nd Mortgages	1,829,774	2,059,796

Total	$244,046,938	$258,431,902

Income Producing Properties	$169,747,394	$159,885,572
Construction	39,496,131	66,934,856
Unimproved Land	34,588,413	31,396,474
Residential	215,000	215,000

Total	$244,046,938	$258,431,902

The Partnership’s total loan portfolio decreased by $14,385,000 (5.6%) since December 31, 2004 due to the full and partial payoff of several loans during the quarter ended March 31, 2005 without the origination of new loans of the same amount.

The Partnership’s investment in construction loans decreased by $27,439,000 (41.0%) during the three months ended March 31, 2005. This decrease was primarily due to partial payoffs received on one loan in the amount of $10,517,000 and the completion of construction (and reclassification to “Income Producing”) on properties securing two loans in the total amount of $22,342,000, net of additional advances on other construction loans during the quarter.

The Partnership’s investment in loans on unimproved land increased by $3,192,000 (10.2%) during the three months ended March 31, 2005. This increase was primarily the result of the origination of one new loan secured by unimproved land in the total amount of $3,390,000 during the three months ended March 31, 2005. All of the loans secured by unimproved land are first trust deeds.

Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Balance, beginning of period	$4,100,000	$4,100,000
Provision	350,000	(100,000)
Recovery of bad debts	--	100,000
Charge-off	--	--

Balance, end of period	$4,450,000	$4,100,000

Real Estate Properties Held for Sale and Investment

As of March 31, 2005, the Partnership held title to ten properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $32,702,000 (including properties held in four limited liability companies), net of allowance for losses of $660,000 and accumulated depreciation and amortization of $1,509,000. As of March 31, 2005, properties held for sale total $9,273,000 and properties held for investment total $23,429,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

During the three months ended March 31, 2005, two lots (both including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $356,000, resulting in a gain to the Partnership of approximately $96,000.

Changes in the allowance for real estate losses for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Balance, beginning of period	$660,000	$660,000
Provision	--	--
Deductions for real estate sold	--	--

Balance, end of period	$660,000	$660,000

Three of the Partnership’s ten properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $930,000 to $1,033,000 (11.1%) for the three months ended March 31, 2004 and 2005, respectively, and revenues associated with these properties have increased from $588,000 to $1,008,000 (71.4%), respectively.

The increase in revenue and expenses from real estate properties is due primarily to the acquisition through foreclosure of the assisted living facility located in Monterey, California in June 2004. Revenues and expenses for this property were approximately $356,000 and $444,000 (including depreciation), respectively, for the three months ended March 31, 2005. The increase in expenses from the assisted living facility was partially offset by a decrease in expenses of approximately $314,000 due to the sale of the hotel and casino located in Las Vegas, Nevada in October 2004.

Cash and Cash Equivalents

Cash and cash equivalents increased from approximately $9,009,000 as of December 31, 2004 to approximately $24,622,000 as of March 31, 2005 ($15,613,000 or 173.3%) due primarily to loan payoffs without the origination of new loans of the same amount during the quarter ended March 31, 2005.

Interest and Other Receivables

Interest and other receivables increased from approximately $3,196,000 as of December 31, 2004 to $3,542,000 as of March 31, 2005 ($346,000 or 10.8%) due primarily to the accrual of past due interest on certain delinquent loans during the three months ended March 31, 2005, as they were collected in April 2005.

Due from Affiliate

Due from affiliate decreased from approximately $62,000 as of December 31, 2004 to $15,000 ($47,000 or 76.0%) as of March 31, 2005 due to the collection of accrued interest from Dation as a result of lot and house sales during the three month period.

Due to General Partner

Due to General Partner decreased from approximately $673,000 as of December 31, 2004 to approximately $531,000 as of March 31, 2005 ($142,000 or 21.1%) due to decreased management fees owed to the General Partner as of March 31, 2005 pursuant to the Partnership Agreement (see “Results of Operations” above). This decrease was partially offset by an increase in interest payable to the General Partner pursuant to a note in the amount of $1,102,895, which the Partnership became subject to as a result of the deed in lieu of foreclosure of a Partnership loan in June 2004.

Note Payable

Note payable increased from approximately $9,728,000 as of December 31, 2004 to $10,500,000 ($772,000 or 7.9%) as of March 31, 2005 due to the refinancing of the note payable securing the Greeley, Colorado retail complex. The existing note payable was fully paid with the proceeds and the additional funds from the new loan have been or will be used for property improvements.

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

During the quarter ended March 31, 2005, the Partnership increased the allowance for loan losses in the amount of $350,000. As of March 31, 2005, management believes that the allowance for loan losses of $4,450,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

Liquidity and Capital Resources

Sales of Units to investors, portfolio loan payoffs, and advances on the Partnership’s line of credit provide the capital for new mortgage investments. If general market interest rates were to rise substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments. With the exception of the reinvestment of distributions, the Partnership has been closed to most new limited partner investments since September 2001, because there have not been enough suitable mortgage investments to allow the Partnership to remain fully invested in loans for a sustained period of time.

Withdrawal percentages have been 6.64%, 5.45%, 3.32%, 4.42%, 4.47% and 3.0% (annualized) for the years ended December 31, 2000, 2001, 2002, 2003, 2004 and the three months ended March 31, 2005, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of March 31, 2005. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of March 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the Partnership’s interest earning assets and interest bearing liabilities as of March 31, 2005. The presentation for each category aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and aggregates the information for all maturities arising after 2010. The carrying values of the assets and liabilities approximate their fair values as of March 31, 2005.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended March 31,

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning
assets:
Money market
accounts	$24,010,666	--	--	--	--	--	$24,010,666
Average interest rate	1.7%	--	--	--	--	--	1.7%
Loans secured by
trust deeds	$125,773,750	$67,899,535	$14,359,972	$1,020,315	$5,419,910	$29,573,456	$244,046,938
Average interest rate	11.6%	10.9%	10.7%	7.2%	9.5%	9.8%	11.1%

Interest bearing
liabilities:
Note payable to bank	--	--	--	--	--	$10,500,000	$10,500,000
Average interest rate	--	--	--	--	--	5.1%	5.1%
Note payable to
general partner	--	--	--	--	$1,102,895	--	$1,102,895
Average interest rate	--	--	--	--	12.0%	--	12.0%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The majority of the Partnership’s mortgage loans (85.4% as of March 31, 2005) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. None of the mortgage loans have prepayment penalties. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. The Partnership’s note payable bears interest at a fixed rate of 5.07%. The Partnership’s line of credit payable (currently no balance outstanding) bears interest at a variable rate, tied to the bank discount rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note and line of credit payable.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a)	There was no information required to be filed in a Form 8-K during the first quarter of 2005.

(b)	None

Item 6. Exhibits

(a)	Exhibits

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2005 and declared effective on April 28, 2005.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2005 and declared effective on April 28, 2005.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2005 and declared effective on April 28, 2005.

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certifications Pursuant to U.S.C. 18 Section 1350

*Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2005	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner
Dated: May 12, 2005	By: /s/ William C. Owens William C. Owens, President
Dated: May 12, 2005	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer
Dated: May 12, 2005	By: /s/ Melina A. Platt Melina A. Platt, Controller