Form 10-Q
period 2005-06-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2005-08-11
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Exhibit 10
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

	(UNAUDITED) June 30 2005	December 31 2004
ASSETS
Cash and cash equivalents	$8,898,284	$9,008,819
Loans secured by trust deeds, net of allowance for
losses of $4,450,000 in 2005 and $4,100,000 in 2004	257,153,994	254,331,902
Interest and other receivables	5,012,615	3,196,324
Due from affiliate	14,931	62,257
Real estate held for sale, net of allowance for losses
of $660,000 in 2005 and 2004	8,730,112	9,034,578
Real estate held for investment, net of accumulated depreciation
and amortization of $1,681,420 in 2005 and $1,282,430 in 2004	23,423,889	23,322,740

	$303,233,825	$298,956,620

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$541,046	$546,219
Due to general partner	2,630,004	672,940
Accounts payable and accrued liabilities	480,825	459,700
Note payable	10,500,000	9,728,973
Note and interest payable to general partner	1,218,443	1,102,895

Total Liabilities	15,370,318	12,510,727

Minority interest	176,744	178,597

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,833,165	2,815,190
Limited partners	284,853,598	283,452,106

Total Partners’ Capital	287,686,763	286,267,296

	$303,233,825	$298,956,620

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30 2005	June 30 2004	June 30 2005	June 30 2004
REVENUES:
Interest income on loans secured by trust deeds	$7,942,567	$6,756,302	$14,601,041	$13,826,018
Gain on sale of real estate	548,286	325,478	644,439	433,310
Rental and other income from real estate properties	1,035,917	1,016,231	2,043,634	1,604,060
Other income	112,477	15,331	182,948	40,550

Total revenues	9,639,247	8,113,342	17,472,062	15,903,938

EXPENSES:
Management fees to general partner	3,155,903	1,496,345	4,295,321	2,332,052
Servicing fees to general partner	159,754	166,472	316,485	339,887
Carried interest to general partner	4,439	--	12,741	--
Administrative	12,000	11,100	24,000	22,200
Legal and accounting	238,331	87,941	359,405	174,732
Rental and other expenses on real estate properties	921,969	944,832	1,955,161	1,875,052
Interest expense	161,790	269,594	385,986	555,890
Minority interest	3,875	68,102	1,747	67,953
Provision for loan losses	--	--	350,000	--
Provision for losses on real estate held for sale, net	--	--	--	--
Recovery of bad debts	--	--	--	(100,000)
Other	27,847	36,091	57,085	56,347

Total expenses	4,685,908	3,080,477	7,757,931	5,324,113

Net income	$4,953,339	$5,032,865	$9,714,131	$10,579,825

Net income allocated to general partner	$49,023	$49,922	$96,136	$104,856

Net income allocated to limited partners	$4,904,316	$4,982,943	$9,617,995	$10,474,969

Net income allocated to limited partners
per weighted average limited partnership unit	$.02	$.02	$.03	$.04

Weighted average limited partnership units	284,855,000	281,650,000	284,637,000	281,662,000

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004
(UNAUDITED)

	June 30 2005	June 30 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,714,131	$10,579,825
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(644,439)	(433,310)
Provision for loan losses	350,000	--
Depreciation and amortization	398,990	177,178
Changes in operating assets and liabilities:
Interest and other receivables	(1,816,291)	945,890
Due from affiliate	47,326	39,224
Accounts payable and accrued liabilities	21,125	195,927
Due to general partner	1,957,064	(164,823)
Interest payable to general partner	115,548	--

Net cash provided by operating activities	10,143,454	11,339,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(57,576,063)	(82,536,797)
Principal collected on loans	170,040	303,528
Loan payoffs	45,573,931	55,137,549
Sales of loans to third parties	8,660,000	--
Investment in real estate properties	(1,292,989)	(1,610,776)
Net proceeds from disposition of real estate properties	1,741,755	3,057,165
Minority interest in limited liability companies	(1,853)	67,953

Net cash used in investing activities	(2,725,179)	(25,581,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	199,982	451,110
Accrued distributions payable	(5,173)	(4,582)
Repayments on note payable	(9,728,973)	(101,203)
Proceeds from origination of note payable	10,500,000	--
Net advances on line of credit	--	24,843,755
Partners’ cash distributions	(3,276,667)	(3,453,052)
Partners’ capital withdrawals	(5,217,979)	(7,683,818)

Net cash (used in) provided by financing activities	(7,528,810)	14,052,210

Net decrease in cash and cash equivalents	(110,535)	(189,257)

Cash and cash equivalents at beginning of period	9,008,819	6,632,997

Cash and cash equivalents at end of period	$8,898,284	$6,443,740

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$269,187	$492,334

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2005

(1)	Summary of Significant Accounting Policies

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

(2)	Loans Secured by Trust Deeds and Allowance for Loan Losses

Loans secured by trust deeds as of June 30, 2005 and December 31, 2004 are as follows:

	2005	2004
Income-producing properties	$168,843,710	159,885,572
Construction	45,371,652	66,934,856
Unimproved land	47,173,632	31,396,474
Residential	215,000	215,000

	$261,603,994	258,431,902

First mortgages	$259,774,220	256,372,106
Second mortgages	1,829,774	2,059,796

	$261,603,994	258,431,902

Scheduled maturities of loans secured by trust deeds as of June 30, 2005 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total
Year ending June 30:
2005 (past maturity)	$57,457,557	1,600,000	59,057,557
2006	65,294,890	159,598	65,454,488
2007	85,451,881	--	85,451,881
2008	15,964,353	--	15,964,353
2009	5,401,929	784,774	6,186,703
2010	--	--	--
Thereafter (through 2014)	814,026	28,674,986	29,489,012

	$230,384,636	31,219,358	261,603,994

The following is a schedule by geographic location of loans secured by trust deeds as of June 30, 2005 and December 31, 2004:

	June 30, 2005 Balance	Portfolio Percentage	December 31, 2004 Balance	Portfolio Percentage
Arizona	$27,699,326	10.59%	$27,699,326	10.72%
California	140,890,441	53.86%	157,309,967	60.87%
Colorado	7,651,355	2.92%	--	--
Hawaii	15,300,000	5.85%	15,300,000	5.92%
Idaho	1,684,972	0.64%	1,721,726	0.67%
North Carolina	18,715,000	7.15%	18,715,000	7.24%
Nevada	11,748,484	4.49%	9,087,254	3.51%
South Carolina	3,301,509	1.26%	3,301,509	1.28%
Texas	2,635,000	1.01%	2,635,000	1.02%
Utah	21,088,587	8.06%	11,620,593	4.50%
Virginia	3,185,000	1.22%	3,185,000	1.23%
Washington	7,704,320	2.95%	7,856,527	3.04%

	$261,603,994	100.00%	$258,431,902	100.00%

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (3.40%, 3.77% and 4.00%, respectively, as of June 30, 2005), the prime rate (6.00% as of June 30, 2005) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (2.62% and 2.35%, respectively, as of June 30, 2005) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

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

As of June 30, 2005, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $54,656,000.

As of June 30, 2005 and December 31, 2004, the Partnership held a participation interest in five and three loans, respectively, with a total principal balance of $31,434,000 and $24,237,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of the participated loans as of June 30, 2005 and December 31, 2004, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loans. The Partnership received full repayment from the Lead Lender on one of these loans with a principal balance of $14,000,000 in July 2005 (subsequent to quarter end).

During the three months ended June 30, 2005 and 2004, the Partnership refinanced loans totaling $0 and $23,465,000, respectively.

The scheduled maturities for 2005 include approximately $59,058,000 of loans that are past maturity as of June 30, 2005, of which $7,702,000 represents loans for which interest payments are delinquent over 90 days.

The Partnership’s investment in impaired loans that were delinquent in monthly payments greater than ninety days was approximately $17,329,000 and $37,319,000 as of June 30, 2005 and December 31, 2004, respectively. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $51,356,000 and $23,583,000 as of June 30, 2005 and December 31, 2004, respectively. Of these impaired loans, approximately $1,100,000 and $4,000,000, respectively, were in the process of foreclosure and $5,182,000 involved borrowers who were in bankruptcy as of June 30, 2005 and December 31, 2004. Of the total past maturity loans, four loans with a total principal balance of approximately $27,923,000 were paid off in full in July 2005.

The Partnership’s investment in loans delinquent in monthly payments greater than ninety days consisted of six and seven loans as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, $10,727,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,800,000. There is a non-specific allowance for credit losses of $2,650,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days.

Changes in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$4,450,000	$4,100,000	$4,100,000	$4,100,000
Provision	--	--	350,000	(100,000)
Recovery of bad debts	--	--	--	100,000
Charge-off	--	--	--	--

Balance, end of period	$4,450,000	$4,100,000	$4,450,000	$4,100,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of June 30, 2005. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

As of June 30, 2005 and December 31, 2004, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 44% ($114,205,000) and 53% ($135,867,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(3)	Real Estate Held for Sale

Real estate held for sale includes the following components as of June 30, 2005 and December 31, 2004:

	2005	2004
Real estate held for sale	$5,546,278	$5,964,839
Investment in limited liability companies	3,183,834	3,069,739

	$8,730,112	$9,034,578

During the quarter ended June 30, 2005, three lots (two including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $415,000, resulting in a gain to the Partnership of approximately $99,000.

During the quarter ended June 30, 2005, a parcel of unimproved land located in Sacramento, California that was acquired by the Partnership through foreclosure in 1994 was sold for $1,000,000, resulting in a gain to the Partnership of approximately $449,000.

On June 10, 2005, the Partnership entered into a Purchase and Sale Agreement whereby the General Partner has agreed to sell the Partnership’s industrial land located in San Jose, California to a third party for $5,196,750, subject to certain conditions. The book value of this property was approximately $3,026,000 as of June 30, 2005. The sale is not expected to close until late 2005 or early 2006.

Changes in the allowance for real estate losses for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$660,000	$660,000	$660,000	$660,000
Provision	--	--	--	--
Recovery of bad debts	--	--	--	--
Charge-off	--	--	--	--

Balance, end of period	$660,000	$660,000	$660,000	$660,000

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) was formed in 2001 between the Partnership and an unrelated developer for the purpose of improving, marketing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. OLH also purchased two houses located by the ocean in Lincoln City for renovation and ultimate sale.

During the six months ended June 30, 2005, a Membership Interest Redemption Agreement was executed by the members of OLH whereby the Partnership’s joint venture partner was removed as a member of OLH for no consideration. There was no financial impact from the joint venture partner’s removal, as the joint venture partner did not have an equity balance in OLH. OLH will continue as a single member LLC and will continue to be consolidated into the Partnership’s consolidated balance sheet and statement of income.

During the quarter ended June 30, 2005, the Partnership advanced an additional $21,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $5,000 from collections on notes receivable. The net loss to the Partnership was approximately $10,000 and $8,000 for the quarters ended June 30, 2005 and 2004, respectively. The Partnership’s investment in OLH real property was approximately $1,122,000 as of June 30, 2005 and December 31, 2004.

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

The net operating loss to the Partnership was approximately $43,000 and $30,000 during the quarters ended June 30, 2005 and 2004, respectively. The Partnership’s total investment in Dation was approximately $2,062,000 and $1,948,000 as of June 30, 2005 and December 31, 2004, respectively.

(4)	Real Estate Held for Investment

Real estate held for investment as of June 30, 2005 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, a commercial building located in Roseville, California, and an assisted living facility located in Monterey, California held with Bayview Gardens, LLC (see below) and is comprised of the following as of June 30, 2005 and December 31, 2004:

	2005	2004
Land	$5,690,620	5,690,620
Buildings	14,888,991	14,699,653
Improvements	3,869,095	3,513,323
Other	656,603	701,574

	25,105,309	24,605,170

Less: Accumulated depreciation
and amortization	(1,681,420)	(1,282,430)

	$23,423,889	23,322,740

Bayview Gardens, LLC

The Partnership is the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operates an assisted living facility located in Monterey, California (which was obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004). Under the terms of a lease agreement between the Partnership and Bayview, the assisted living facility is leased to Bayview by the Partnership and the facility is managed by an outside property manager. The net loss to the Partnership from Bayview operations was $26,000 and $57,000 for the three months ended June 30, 2005 and 2004, respectively. The assets, liabilities, income and expenses of Bayview have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $6,082,000 and $6,166,000 as of June 30, 2005 and December 31, 2004, respectively.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $47,000 and $311,000 during the quarters ended June 30, 2005 and 2004, respectively. The minority interest of the joint venture partner of approximately $177,000 and $179,000 as of June 30, 2005 and December 31, 2004, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $15,008,000 and $14,830,000 as of June 30, 2005 and December 31, 2004, respectively.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $3,156,000 and $1,496,000 for the three months ended June 30, 2005 and 2004, respectively, and $4,295,000 and $2,332,000, for the six months ended June 30, 2005 and 2004, respectively. Service fees amounted to approximately $160,000 and $166,000 for the three months ended June 30, 2005 and 2004, respectively, and $316,000 and $340,000 for the six months ended June 30, 2005 and 2004, respectively.

The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2005 and 2004.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2002, 2003 and 2004 and the six months ended June 30, 2005 (annualized), the management fees were 1.46%, 2.01%, 2.00% and 3.35% of the average unpaid balance of mortgage loans, respectively. As of June 30, 2005, the management fees to the general partner on an annualized basis exceed the 2 ¾% maximum pursuant to the Partnership Agreement. However, these fees will be adjusted during the succeeding six months so that they will not exceed 2 ¾% for 2005.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $215,000 and $27,000 for the three months ended June 30, 2005 and 2004, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $5,000 and $20,000 for the three months ended June 30, 2005 and 2004, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,063,000 and $1,488,000 on loans originated of approximately $53,163,000 and $46,586,000 for the three months ended June 30, 2005 and 2004, respectively.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended June 30, 2005 and 2004 were $12,000 and $11,000, respectively.

(6)	Note Payable

During the six months ended June 30, 2005, 720 University obtained a new note with a financial institution in the amount of $10,500,000, which fully repaid its existing note payable with a balance of $9,729,000 as of December 31, 2004 and provided additional funds for property improvements. The note payable is secured by 720 University’s retail development in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended June 30, 2005 and 2004 was approximately $135,000 and $96,000, respectively. The note contains certain covenants, which the Company has complied with as of June 30, 2005.

(7)	Note and Interest Payable to General Partner

The Partnership has a note and interest payable to the General Partner in the total amount of approximately $1,218,000 as of June 30, 2005 as a result of the deed in lieu of foreclosure obtained on a Partnership loan in June 2004. The principal balance of the original note of $907,000 bears interest at the rate of 12.0% per annum, which is to be accrued and deferred until maturity. The Partnership recorded interest expense on this note of approximately $27,000 during the quarter ended June 30, 2005. The note was amended at the time of foreclosure in June 2004 to extend the maturity date to June 8, 2009 and specifies that upon the sale of the property the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to this note.

(8)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of June 30, 2005 and December 31, 2004. Interest expense for the quarters ended June 30, 2005 and 2004 was approximately $0 and $174,000, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 6.0% as of June 30, 2005. The line of credit expired on July 31, 2005 but an extension was granted until September 30, 2005 while the line of credit agreement is being revised. The Partnership does not expect any significant changes to the terms of the existing agreement. The Partnership is required to maintain non-interest bearing accounts in the total amount of $500,000 with two of the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of June 30, 2005.

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

Economic developments in the United States have generally been favorable in 2005 and this has led to expansion and gains in employment. The strengthening demand has been a factor contributing to the rise in inflation. These and other factors led the Federal Reserve Board to increase the discount rate by a total of 2.00% between June 2004 and June 2005. The rates that the Partnership charges on its loans have not been significantly impacted by these actions. The weighted average interest rate on Partnership loans increased only slightly from 11.10% as of June 30, 2004 to 11.15% as of June 30, 2005. Presently, the General Partner does not expect a noticeable increase in the rates charged on Partnership loans, primarily because there continues to be a shortage of suitable loans for the Partnership to invest in.

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

If economic conditions worsen in 2005, the Partnership could experience an increase in loan defaults. This would reduce the amount of income available for distribution to partners. Recognizing this risk, the General Partner seeks to maintain a low loan-to-value ratio on its loans, which as of June 30, 2005 was 56.1% on a weighted average basis. By this means, the Partnership hopes to protect the value of loans in the event of default by providing an increased equity position in underlying real property in the event of foreclosure. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of June 30, 2005, 43.7% of loans were secured by real estate in Northern California, while 10.6% and 10.2% were secured by real estate in Arizona and Southern California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Commercial real estate markets in segmented areas of California have continued to prosper. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening economy, particularly in California and Arizona, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$9,639,247	$8,113,342	$17,472,062	15,903,938
Total expenses	4,685,908	3,080,477	7,757,931	5,324,113

Net income	$4,953,339	$5,032,865	$9,714,131	$10,579,825

Net income allocated to limited partners	$4,904,316	$4,982,943	$9,617,995	$10,474,969

Net income allocated to limited partners
per weighted average limited partnership
unit	$.02	$.02	$.03	$.04

Annualized rate of return to limited
partners (1)	6.9%	7.1%	6.8%	7.4%

Distribution per partnership unit (yield) (2)	7.3%	7.3%	7.3%	7.3%

Weighted average limited partnership units	284,855,000	281,650,000	284,637,000	281,662,000

(1)	The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of June 30, 2005 and 2004 divided by the number of months during the period and multiplied by twelve (12) months.

(2)	Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Total Revenues

Interest income on loans secured by trust deeds increased $1,186,000 (17.6%) and $775,000 (5.6%) during the three and six months ended June 30, 2005, as compared to the same periods in 2004, primarily due to the collection of approximately $1,399,000 in delinquent interest on one loan in July 2005, which was accrued as of June 30, 2005. This increase was partially offset by a decrease in the weighted average balance of the loan portfolio of 4.0% and 6.9% during the three and six months ended June 30, 2005, respectively, as compared to 2004.

Gain on sales of real estate increased $223,000 (68.5%) and $211,000 (48.7%) during the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004, due primarily to the sale of unimproved land located in Sacramento, California in June 2005, which resulted in a gain of approximately $449,000 to the Partnership. See further discussion under “Real Estate Properties Held for Sale and Investment”below.

Rental and other income from real estate properties increased $440,000 (27.4%) during the six months ended June 30, 2005, as compared to the same period in 2004, primarily as a result of revenue earned from the assisted living facility located in Monterey, California that was obtained via foreclosure in June 2004.

Other income increased $97,000 (633.7%) and $142,000 (351.2%) during the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004, due primarily to interest earned on money market investments. The Partnership has had an increased amount of cash and equivalents available during 2005 (as compared to 2004) as a result of loan payoffs in excess of loan originations. In addition, the yields on these investments have increased in 2005.

Total Expenses

Management fees to the General Partner increased $1,660,000 (110.9%) and $1,963,269 (84.2%) during the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004, due primarily to the unexpected collection of delinquent interest of approximately $1,399,000 on one loan at the time of payoff in July 2005. See “Financial Condition – Loan Portfolio” below.

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2002, 2003 and 2004 and the six months ended June 30, 2005 (annualized), the management fees were 1.46%, 2.01%, 2.00% and 3.35% of the average unpaid balance of mortgage loans, respectively. As of June 30, 2005, the management fees to the general partner on an annualized basis exceed the 2 ¾% maximum pursuant to the Partnership Agreement. However, these fees will be adjusted during the succeeding six months so that they will not exceed 2 ¾% for 2005.

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

Legal and accounting expenses increased $150,000 (171.0%) and $185,000 (105.7%) during the three and six months ended June 30, 2005, respectively, as compared to the same period in 2004, due to accounting and consulting expenses incurred in the effort to ready the Partnership’s internal controls for audit pursuant to Rule 404 of the Sarbanes-Oxley Act. The Partnership will continue to incur accounting and consulting related fees that have not been incurred in the past as this project is continued into 2005 and 2006.

Rental and other expenses on real estate properties increased $80,000 (4.3%) during the six months ended June 30, 2005, as compared to the same period in 2004, primarily due to the acquisition through foreclosure of the assisted living facility located in Monterey, California in June 2004.

Interest expense decreased $108,000 (40.0%) and $170,000 (30.6%) during the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004, primarily because the Partnership did not utilize its line of credit to invest in loans secured by trust deeds during the six months ended June 30, 2005.

The increase in the provision for loan losses of $350,000 during the six months ended June 30, 2005, as compared to the same periods in 2004, was the result of an analysis performed on the loan portfolio, which resulted in an increase in the specific allowance for one delinquent loan in the amount of $500,000 and a decrease in the general allowance for loan losses in the amount of $150,000 during 2005.

Financial Condition

June 30, 2005 and December 31, 2004

Loan Portfolio

The number of Partnership mortgage investments decreased from 87 to 84, and the average loan balance increased from $2,970,000 to $3,114,000 between December 31, 2004 and June 30, 2005.

Approximately $17,329,000 (6.6%) and $37,319,000 (14.4%) of the loans invested in by the Partnership were more than ninety days delinquent in monthly payments as of June 30, 2005 and December 31, 2004, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $51,356,000 (19.6%) and $23,583,000 (9.3%) as of June 30, 2005 and December 31, 2004, respectively. Of the impaired loans, approximately $1,100,000 (0.4%) and $4,000,000 (1.5%), respectively, were in the process of foreclosure, and approximately $5,182,000 (2.0%) and $5,182,000 (2.0%), respectively, involved loans to borrowers who were in bankruptcy. Of the total past maturity loans as of June 30, 2005, four loans in the total amount of approximately $27,923,000 were paid off in full subsequent to quarter end.

Loans in the process of foreclosure as of December 31, 2004 consisted of two loans, of which one loan in the amount of $2,900,000 was sold to an unrelated party during the six months ended June 30, 2005 and one loan in the amount of $1,100,000 is still delinquent and in foreclosure.

One loan in the amount of $14,000,000 which had entered into foreclosure during the six months ended June 30, 2005 was paid off in full in July 2005 (subsequent to quarter end). The Partnership had participated in this loan with an unrelated mortgage investment group (the “Lead Lender”) that originated the loan with the borrower. The Partnership and the Lead Lender were subject to an Intercreditor Agreement, the terms of which stated that the Partnership was guaranteed its share of interest and principal prior to any other lenders participated in the loan. The loan had been past maturity since March 31, 2004 and, at the time of payoff, the Lead Lender paid the Partnership all of its delinquent interest on its portion of the loan of approximately $1,399,000. This interest has been accrued in the Partnership’s statement of income as of June 30, 2005.

Loans involving borrowers in bankruptcy as of December 31, 2004 consisted of two loans, which are still in bankruptcy as of June 30, 2005.

As of June 30, 2005 and December 31, 2004, the Partnership held the following types of mortgages:

	June 30, 2005	December 31, 2004
1st Mortgages	$259,774,220	256,372,106
2nd Mortgages	1,829,774	2,059,796

Total	$261,603,994	$258,431,902

Income Producing Properties	$168,843,710	$159,885,572
Construction	45,371,652	66,934,856
Unimproved Land	47,173,632	31,396,474
Residential	215,000	215,000

Total	$261,603,994	$258,431,902

The Partnership’s investment in construction loans decreased by $21,563,000 (32.2%) during the six months ended June 30, 2005. This decrease was primarily due to partial payoffs received on two loans in the total amount of approximately $9,443,000, the completion of construction (and reclassification to “Income Producing”) on properties securing three loans in the total amount of approximately $24,213,000, net of the origination of two new construction loans and additional construction advances on existing loans of approximately $12,093,000 during the six month period.

The Partnership’s investment in loans on unimproved land increased by $15,777,000 (50.3%) during the six months ended June 30, 2005. This increase was primarily the result of the origination of six new loans secured by unimproved land in the total amount of approximately $19,186,000 during the six months ended June 30, 2005, net of repayments on three loans in the total amount of approximately $3,409,000. All of the loans secured by unimproved land are first trust deeds.

Changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
Balance, beginning of period	$4,100,000	$4,100,000
Provision	350,000	(100,000)
Recovery of bad debts	--	100,000
Charge-off	--	--

Balance, end of period	$4,450,000	$4,100,000

Real Estate Properties Held for Sale and Investment

As of June 30, 2005, the Partnership held title to nine properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of $32,154,000 (including properties held in four limited liability companies), net of allowance for losses of $660,000 and accumulated depreciation and amortization of $1,681,000. As of June 30, 2005, properties held for sale total $8,730,000 and properties held for investment total $23,424,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. Three of the Partnership’s nine properties do not currently generate revenue.

During the quarter ended June 30, 2005, three lots (two including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $415,000, resulting in a gain to the Partnership of approximately $99,000.

During the quarter ended June 30, 2005, a parcel of unimproved land located in Sacramento, California that was acquired by the Partnership through foreclosure in 1994 was sold for $1,000,000, resulting in a gain to the Partnership of approximately $449,000.

On June 10, 2005, the Partnership entered into a Purchase and Sale Agreement whereby the General Partner agreed to sell the Partnership’s industrial land located in San Jose, California to a third party for $5,196,750, subject to certain conditions. The book value of this property was approximately $3,026,000 as of June 30, 2005. The sale is not expected to close until late 2005 or early 2006. The Purchase and Sale Agreement is included as Exhibit 10 to this Form 10-Q.

Changes in the allowance for real estate losses for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
Balance, beginning of period	$660,000	$660,000
Provision	--	--
Deductions for real estate sold	--	--

Balance, end of period	$660,000	$660,000

Interest and Other Receivables

Interest and other receivables increased from approximately $3,196,000 as of December 31, 2004 to $5,013,000 as of June 30, 2005 ($1,817,000 or 56.8%) due primarily to the accrual of past due interest of approximately $1,399,000 on a loan which was paid off in full in July 2005 (subsequent to quarter end). See “Financial Condition – Loan Portfolio” above.

Due from Affiliate

Due from affiliate decreased from approximately $62,000 as of December 31, 2004 to $15,000 ($47,000 or 76.0%) as of June 30, 2005 due to the collection of accrued interest from Dation as a result of lot and house sales during the six month period.

Due to General Partner

Due to General Partner increased from approximately $673,000 as of December 31, 2004 to approximately $2,630,000 as of June 30, 2005 ($1,957,000 or 290.8%) due to increased management fees owed to the General Partner as of June 30, 2005. See “Results of Operations” above.

Note Payable

Note payable increased from approximately $9,728,000 as of December 31, 2004 to $10,500,000 ($772,000 or 7.9%) as of June 30, 2005 due to the refinancing of the note payable securing the Greeley, Colorado retail complex. The existing note payable was fully paid with the proceeds and the additional funds from the new loan have been used for property improvements.

Note and Interest Payable to General Partner

Note and interest payable to general partner increased from approximately $1,103,000 as of December 31, 2004 to $1,218,000 ($115,000 or 10.5%) as of June 30, 2005 due to the accrual of interest on the note payable to the general partner during the six month period.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. During the six months ended June 30, 2005, the Partnership increased the allowance for loan losses in the amount of $350,000. As of June 30, 2005, management believes that the allowance for loan losses of $4,450,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

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

Withdrawal percentages have been 6.64%, 5.45%, 3.32%, 4.42%, 4.47% and 3.67% (annualized) for the years ended December 31, 2000, 2001, 2002, 2003, 2004 and the six months ended June 30, 2005, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of June 30, 2005. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of June 30, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the Partnership’s interest earning assets and interest bearing liabilities as of June 30, 2005. The presentation for each category aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and aggregates the information for all maturities arising after 2010. The carrying values of the assets and liabilities approximate their fair values as of June 30, 2005.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended June 30,

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning
assets:
Money market
accounts	$8,255,332	--	--	--	--	--	$8,255,332
Average interest rate	2.7%	--	--	--	--	--	2.7%
Loans secured by
trust deeds	$124,512,045	$85,451,881	$15,964,353	$6,186,703	$--	$29,489,012	$261,603,994
Average interest rate	11.7%	11.2%	10.7%	9.1%	--	9.8%	11.2%

Interest bearing
liabilities:
Note payable to bank	--	--	--	--	$37,360	$10,462,640	$10,500,000
Average interest rate	--	--	--	--	5.1%	5.1%	5.1%
Note payable to
general partner	--	--	--	$1,218,443	--	--	$1,218,443
Average interest rate	--	--	--	12.0%	--	--	12.0%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The majority of the Partnership’s mortgage loans (88.1% as of June 30, 2005) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. None of the mortgage loans have prepayment penalties. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

The Partnership’s note payable bears interest at a fixed rate of 5.07%. The Partnership’s line of credit payable (currently no balance outstanding) bears interest at a variable rate, tied to the bank’s prime rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note and line of credit payable.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a)	Information responsive to Item 1.01 of Form 8-K (Entry into a Material Definitive Agreement):

On June 10, 2005, as amended on August 9, 2005, the Partnership entered into a Purchase and Sale Agreement and Escrow Instructions (Agreement), as Seller of a property owned by it in San Jose, California (the Property), with Venture Development Corporation, an unrelated California corporation, as Buyer. The Agreement is filed as Exhibit 10 to this Form 10-Q.

The following is a brief description of the terms and conditions of the Agreement that are material to the Partnership.

The buyer has deposited $50,000 with the escrow holder, First American Title Guaranty Company, which is applicable to the purchase price of $5,196,750, subject to specific conditions to the completion of Buyer’s purchase and close of escrow on the sale on the Property.

The first of such conditions is the acceptance by Buyer of the preliminary title report, which has been delivered to the Buyer by the escrow holder in accordance with the Agreement. It contains exceptions to which the Buyer has made specific objections or are pending Buyer’s satisfaction as part of its feasibility study. As of August 11, 2005, the Partnership has elected to cure or delete certain of the exceptions in the preliminary title report at its expense. By the expiration of the feasibility period (see below), the Buyer may elect in writing to either waive the other objections to the preliminary title report and proceed with its purchase or terminate the Agreement, in which case it will be entitled to return of its deposit with the escrow holder.

The second condition to the Buyer’s purchase is that the Agreement, as amended on August 9, 2005, gives the Buyer until September 8, 2005 (the feasibility period) to conduct specified studies and investigations of the Property and the complete discretionary right to approve or disapprove of the economic feasibility of the Property within the feasibility period. Written disapproval of the Property by the Buyer within that period terminates the Agreement, and under the Agreement the deposit would be refunded to the Buyer. Acceptance in writing by the Buyer or the failure of the Buyer to give written notice of disapproval, within the feasibility period, would satisfy the condition, and the Buyer in order to proceed with its purchase would then be required to make an additional deposit of $50,000 to the escrow holder, within the feasibility period. If such deposit is not made, the second condition is not satisfied, and the Agreement would automatically terminate, with the buyer entitled to return of its initial deposit.

The purchase by the Buyer is also conditioned upon the furnishing of an acceptable title insurance policy at or before the close of escrow and upon the Partnership having complied with its obligations under the Agreement. The Partnership expects those conditions to be satisfied and the escrow to close. Prior to the close of escrow, the Buyer is required to deliver the balance of the purchase price in cash to the escrow holder.

Close of escrow will occur upon five days prior written notice from the Buyer, but must occur not later than ninety days following the satisfaction, or waiver in writing by the Buyer, of the feasibility period condition described above. The close of escrow is also subject to the satisfaction or waiver of the other conditions to Buyer’s purchase summarized above, and to the material performance, or written waiver by the Partnership, of all obligations of the Buyer required by the Agreement.

The Agreement contains other material provisions, such as representations and warranties of the Partnership, including with respect to its lack of knowledge of any hazardous materials on the Property, that are customary in similar types of real property purchase and sale agreements. The Agreement provides that the representations and warranties of the Partnership extend to the date that is six months following the close of escrow.

(b)	None

Item 6. Exhibits

(a)	Exhibits

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2005 and declared effective on April 28, 2005.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2005 and declared effective on April 28, 2005.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed April 17, 2005 and declared effective on April 28, 2005.

10	Purchase and Sale Agreement and Escrow Instructions

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certifications Pursuant to U.S.C. 18 Section 1350

*Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2005	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner
Dated: August 11, 2005	By: /s/ William C. Owens William C. Owens, President
Dated: August 11, 2005	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer
Dated: August 11, 2005	By: /s/ Melina A. Platt Melina A. Platt, Controller