Form 10-Q/A
period 2005-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2005-10-17
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment to the Partnership’s Form10-Q for the Quarterly Period ended March 31, 2005 has been filed to correct the contents of the certifications at Exhibits 31.1 and 31.2 required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

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

Item 4. Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of March 31, 2005, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Dated: October 17, 2005	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner
Dated: October 17, 2005	By: /s/ William C. Owens William C. Owens, President
Dated: October 17, 2005	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer
Dated: October 17, 2005	By: /s/ Melina A. Platt Melina A. Platt, Controller