Form 10-Q
period 2005-09-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2005-11-15
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

	(UNAUDITED) September 30 2005	December 31 2004
ASSETS
Cash and cash equivalents	$44,230,768	$9,008,819
Loans secured by trust deeds, net of allowance for
losses of $4,150,000 in 2005 and $4,100,000 in 2004	221,869,196	254,331,902
Interest and other receivables	3,129,971	3,196,324
Due from affiliate	14,931	62,257
Real estate held for sale, net of allowance for losses
of $660,000 in 2005 and 2004	8,457,398	9,034,578
Real estate held for investment, net of accumulated depreciation
and amortization of $1,856,364 in 2005 and $1,282,430 in 2004	23,376,955	23,322,740

	$301,079,219	$298,956,620

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$549,130	$546,219
Due to general partner	104,041	672,940
Accounts payable and accrued liabilities	466,820	459,700
Note payable	10,500,000	9,728,973
Note and interest payable to general partner	1,241,527	1,102,895

Total Liabilities	12,861,518	12,510,727

Minority interest	179,796	178,597

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,840,4075	2,815,190
Limited partners	285,197,498	283,452,106

Total Partners’ Capital	288,037,905	286,267,296

	$301,079,219	$298,956,620

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30 2005	September 30 2004	September 30 2005	September 30 2004
REVENUES:
Interest income on loans secured by trust deeds	$5,948,329	$7,075,888	$20,549,371	$20,901,906
Gain on sale of real estate	102,402	105,679	746,841	538,989
Rental and other income from real estate properties	1,113,225	933,990	3,156,859	2,538,051
Other income	238,284	24,856	421,232	65,405

Total revenues	7,402,240	8,140,413	24,874,303	24,044,351

EXPENSES:
Management fees to general partner	792,539	1,460,461	5,087,860	3,792,513
Servicing fees to general partner	143,702	165,129	460,186	505,016
Carried interest to general partner	2,240	5,995	14,981	5,995
Administrative	12,000	11,100	36,000	33,300
Legal and accounting	54,027	41,244	413,433	215,977
Rental and other expenses on real estate properties	927,297	1,309,360	2,882,458	3,184,412
Interest expense	159,128	424,002	545,114	979,892
Minority interest	6,652	12,857	8,399	80,810
Provision for loan losses	(300,000)	--	50,000	--
Provision for losses on real estate held for sale, net	--	83,294	--	83,294
Recovery of bad debts	--	--	--	(100,000)
Other	12,579	15,165	69,664	71,511

Total expenses	1,810,164	3,528,607	9,568,095	8,852,720

Net income	$5,592,076	$4,611,806	$15,306,208	$15,191,631

Net income allocated to general partner	$55,357	$45,701	$151,493	$150,557

Net income allocated to limited partners	$5,536,719	$4,566,105	$15,154,715	$15,041,074

Net income allocated to limited partners
per weighted average limited partnership unit	$.02	$.02	$.05	$.05

Weighted average limited partnership units	285,075,000	282,549,000	284,783,000	281,958,000

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004
(UNAUDITED)

	September 30 2005	September 30 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,306,208	$15,191,631
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(746,841)	(538,989)
Provision for loan losses	50,000	--
Provision for losses on real estate held for sale	--	83,294
Depreciation and amortization	573,934	319,471
Changes in operating assets and liabilities:
Interest and other receivables	66,353	1,281,668
Due from affiliate	47,326	130,390
Accounts payable and accrued liabilities	7,120	4,614,314
Due to general partner	(568,899)	25,057
Interest payable to general partner	138,632	--

Net cash provided by operating activities	14,873,833	21,106,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(80,209,130)	(100,303,163)
Principal collected on loans	231,804	451,678
Loan payoffs	89,730,032	101,563,947
Sales of loans to third parties	22,660,000	--
Investment in real estate properties	(1,422,010)	(2,910,893)
Net proceeds from disposition of real estate properties	2,117,882	3,931,154
Minority interest in limited liability companies	1,199	80,810

Net cash provided by investing activities	33,109,777	2,813,533

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	308,470	1,180,017
Accrued distributions payable	2,911	(18,640)
Advances on note payable	--	985,339
Repayments on note payable	(9,728,973)	(148,800)
Proceeds from origination of note payable	10,500,000	--
Net advances on line of credit	--	16,845,000
Partners’ cash distributions	(4,925,148)	(5,131,614)
Partners’ capital withdrawals	(8,918,921)	(9,960,045)

Net cash (used in) provided by financing activities	(12,761,661)	3,751,257

Net increase in cash and cash equivalents	35,221,949	27,671,626

Cash and cash equivalents at beginning of period	9,008,819	6,632,997

Cash and cash equivalents at end of period	$44,230,768	$34,304,623

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$405,232	$886,937

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

(1)	Summary of Significant Accounting Policies

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

(2)	Loans Secured by Trust Deeds and Allowance for Loan Losses

Loans secured by trust deeds as of September 30, 2005 and December 31, 2004 are as follows:

	2005	2004
Income-producing properties	$151,115,057	159,885,572
Construction	48,547,175	66,934,856
Unimproved land	26,141,964	31,396,474
Residential	215,000	215,000

	$226,019,196	258,431,902

First mortgages	$224,189,424	256,372,106
Second mortgages	1,829,772	2,059,796

	$226,019,196	258,431,902

Scheduled maturities of loans secured by trust deeds as of September 30, 2005 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total
Year ending September 30:
2005 (past maturity)	$36,746,130	1,756,773	38,502,903
2006	63,048,797	—	63,048,797
2007	81,265,818	—	81,265,818
2008	7,673,636	784,772	8,458,408
2009	5,383,356	—	5,383,356
2010	—	86,795	86,795
Thereafter (through 2014)	812,674	28,460,445	29,273,119

	$194,930,411	31,088,785	226,019,196

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2005 and December 31, 2004:

	September 30, 2005 Balance	Portfolio Percentage	December 31, 2004 Balance	Portfolio Percentage
Arizona	$19,287,576	8.53%	27,699,326	10.72%
California	124,786,523	55.21%	157,309,967	60.87%
Colorado	9,673,718	4.28	—	—
Hawaii	1,300,000	0.58%	15,300,000	5.92%
Idaho	1,663,176	0.74%	1,721,726	0.67%
North Carolina	18,715,000	8.28%	18,715,000	7.24%
Nevada	4,201,979	1.86%	9,087,254	3.51%
South Carolina	3,301,509	1.46%	3,301,509	1.28%
Texas	2,635,000	1.17%	2,635,000	1.02%
Utah	27,930,418	12.35%	11,620,593	4.50%
Virginia	3,185,000	1.41%	3,185,000	1.23%
Washington	9,339,297	4.13%	7,856,527	3.04%

	$226,019,196	100.00%	258,431,902	100.00%

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (3.97%, 4.13% and 4.30%, respectively, as of September 30, 2005), the prime rate (6.75% as of September 30, 2005) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (2.87% and 2.35%, respectively, as of September 30, 2005) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

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

As of September 30, 2005, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $47,349,000.

As of September 30, 2005 and December 31, 2004, the Partnership held a participation interest in one and three loans, respectively, with a total principal balance of $5,000,000 and $24,237,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to an Intercreditor Agreement between the Partnership and the Lead Lender on the participated loan as of September 30, 2005, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loan. During the quarter ended September 30, 2005, the Lead Lender purchased the Partnership’s interest in one participated loan for approximately $15,473,000 ($14,000,000 principal and approximately $1,473,000 of interest). A successor to another co-participant in that loan initiated a civil action in U.S. District Court, District of Nevada, against the Partnership and the Lead Lender on October 7, 2005. The suit seeks to set aside the purchase of the Partnership's participation in the loan and the payment to it of the accrued interest thereon by the Lead Lender, as well as for other associated relief, based on the plaintiff’s allegations that it refused to consent to the sale, that the Intercreditor Agreement required its consent, that the sale was nevertheless completed in July 2005, and the Lead Lender succeeded to the Partnership’s priority interest in the loan. The plaintiff also seeks its costs and attorneys fees incurred in the action. The Partnership, assisted by its legal counsel, is studying the allegations of the complaint and intends to make a timely response in the action. It is not possible at this time for the Partnership to make any assessment of the merits of the plaintiff’s complaint.

During the three months ended September 30, 2005 and 2004, the Partnership refinanced loans totaling $223,000 and $272,000, respectively.

The scheduled maturities for 2005 include approximately $38,503,000 of loans that are past maturity as of September 30, 2005, of which $6,602,000 represents loans for which interest payments are delinquent over 90 days.

The Partnership’s investment in impaired loans that were delinquent in monthly payments greater than ninety days was approximately $16,105,000 and $37,319,000 as of September 30, 2005 and December 31, 2004, respectively. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $31,901,000 and $23,583,000 as of September 30, 2005 and December 31, 2004, respectively. Of these impaired loans, approximately $0 and $4,000,000, respectively, were in the process of foreclosure and $5,182,000 involved borrowers who were in bankruptcy as of September 30, 2005 and December 31, 2004.

The Partnership’s investment in loans delinquent in monthly payments greater than ninety days consisted of five and seven loans as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, $10,229,000 of the delinquent loans has a specific allowance for credit losses totaling $1,500,000. There is a non-specific allowance for credit losses of $2,650,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days.

The allowance for loan losses was decreased by $300,000 during the quarter ended September 30, 2005 because one delinquent loan for which the Partnership had established a $300,000 specific allowance during 2003 was paid off in full by the junior lien holder.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance, beginning of period	$4,450,000	$4,100,000	$4,100,000	$4,100,000
Provision	(300,000)	—	50,000	(100,000)
Recovery of bad debts	—	—	—	100,000
Charge-off	—	—	—	—

Balance, end of period	$4,150,000	$4,100,000	$4,150,000	$4,100,000

The General Partner believes that the allowance for estimated loan losses is adequate as of September 30, 2005 and December 31, 2004. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

As of September 30, 2005 and December 31, 2004, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 47% ($105,097,000) and 53% ($135,867,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(3)	Real Estate Held for Sale

Real estate held for sale includes the following components as of September 30, 2005 and December 31, 2004:

	2005	2004
Real estate held for sale	$5,341,825	$5,964,839
Investment in limited liability companies	3,115,573	3,069,739

	$8,457,398	$9,034,578

During the three and nine months ended September 30, 2005, two and seven lots, respectively, (two and six including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $376,000 and $1,147,000, respectively, resulting in a gain to the Partnership of approximately $102,000 and $298,000, respectively.

During the nine months ended September 30, 2005, a parcel of unimproved land located in Sacramento, California that was acquired by the Partnership through foreclosure in 1994 was sold for $1,000,000, resulting in a gain to the Partnership of approximately $449,000.

On June 10, 2005, the Partnership entered into a Purchase and Sale Agreement whereby the General Partner agreed to sell the Partnership’s industrial land located in San Jose, California to a third party for $5,196,750, subject to certain conditions. In October 2005, the contract was cancelled by agreement of the buyer and the Partnership, and the buyer’s $50,000 deposit was returned by the title company.

Changes in the allowance for real estate losses for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance, beginning of period	$660,000	$660,000	$660,000	$660,000
Provision	—	—	—	—
Recovery of bad debts	—	—	—	—
Charge-off	—	—	—	—

Balance, end of period	$660,000	$660,000	$660,000	$660,000

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

During the nine months ended September 30, 2005, a Membership Interest Redemption Agreement was executed by the two members of OLH whereby the second member was removed for no consideration. There was no financial impact from the removal of the second member, as it did not have an equity balance in OLH. OLH will continue with the Partnership as the sole member and consolidated into the Partnership’s consolidated balance sheet and statement of income.

The net loss to the Partnership from OLH was approximately $39,000 and $3,000 for the three months ended September 30, 2005 and 2004, respectively, and $90,000 and $14,000 for the nine months ended September 30, 2005 and 2004, respectively. The Partnership’s investment in OLH real property was approximately $1,122,000 as of September 30, 2005 and December 31, 2004.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a mobile home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is co-manager. The Partnership receives 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership’s investment in Dation is accounted for under the equity method of accounting.

Dation sold one and two lots/houses, respectively, and repaid $10,000 and $20,000, respectively, of the loan to the Partnership during the quarters ended September 30, 2005 and 2004. Dation also repaid $50,000 of Partnership capital contributions during the quarter ended September 30, 2005. The Partnership advanced an additional $33,000 and $47,000 to Dation during the quarters ended September 30, 2005 and 2004, respectively.

The net loss to the Partnership was approximately $41,000 and $27,000 for the three months ended September 30, 2005 and 2004, respectively, and $118,000 and $96,000 for the nine months ended September 30, 2005 and 2004, respectively. The Partnership’s total investment in Dation was approximately $1,994,000 and $1,948,000 as of September 30, 2005 and December 31, 2004, respectively.

(4)	Real Estate Held for Investment

Real estate held for investment as of September 30, 2005 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below); a light industrial building located in Paso Robles, California; a commercial building located in Roseville, California; and an assisted living facility located in Monterey, California held with Bayview Gardens, LLC (see below); and is comprised of the following as of September 30, 2005 and December 31, 2004:

	2005	2004
Land	$5,690,620	5,690,620
Buildings	14,967,829	14,699,653
Improvements	3,916,920	3,513,323
Other	657,950	701,574

	25,233,319	24,605,170
Less: Accumulated depreciation
and amortization	(1,856,364)	(1,282,430)

	$23,376,955	23,322,740

Bayview Gardens, LLC

The Partnership is the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operates an assisted living facility located in Monterey, California (which was obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004). Under the terms of a lease agreement between the Partnership and Bayview, the assisted living facility is leased to Bayview by the Partnership and the facility is managed by an outside property manager. The net loss to the Partnership from Bayview operations was $32,000 and $102,000 for the three months ended September 30, 2005 and 2004, respectively, and $195,000 and $159,000 for the nine months ended September 30, 2005 and 2004, respectively. The assets, liabilities, income and expenses of Bayview have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $6,035,000 and $6,166,000 as of September 30, 2005 and December 31, 2004, respectively.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $93,000 and $143,000 for the three months ended September 30, 2005 and 2004, respectively, and $114,000 and $489,000 for the nine months ended September 30, 2005 and 2004, respectively. The minority interest of the joint venture partner of approximately $180,000 and $179,000 as of September 30, 2005 and December 31, 2004, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $15,007,000 and $14,830,000 as of September 30, 2005 and December 31, 2004, respectively.

(5)	Transactions with Affiliates

In consideration of the management services rendered to the Partnership, Owens Financial Group, Inc. (“OFG”), the General Partner, is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans.

All of the Partnership’s loans are serviced by OFG, in consideration for which OFG receives up to 0.25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $793,000 and $1,460,000 for the three months ended September 30, 2005 and 2004, respectively, and $5,088,000 and $3,793,000, for the nine months ended September 30, 2005 and 2004, respectively. Service fees amounted to approximately $144,000 and $165,000 for the three months ended September 30, 2005 and 2004, respectively, and $460,000 and $505,000 for the nine months ended September 30, 2005 and 2004, respectively.

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2005 and 2004.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2002, 2003 and 2004 and the nine months ended September 30, 2005 (annualized), the management fees were 1.46%, 2.01%, 2.00% and 2.76% of the average unpaid balance of mortgage loans, respectively. As of September 30, 2005, the management fees to the general partner on an annualized basis exceed the 2.75% maximum pursuant to the Partnership Agreement. However, these fees will be adjusted during the succeeding three months so that they will not exceed 2.75% for 2005.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $139,000 and $143,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $514,000 and $408,000 for the nine months ended September 30, 2005 and 2004, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $5,000 and $3,000 for the three months ended September 30, 2005 and 2004, respectively, and $15,000 and $46,000 for the nine months ended September 30, 2005 and 2004, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $482,000 and $360,000 on loans originated of approximately $29,340,000 and $17,763,000 for the three months ended September 30, 2005 and 2004, respectively, and $7,856,000 and $2,285,000 on loan originated of approximately $158,599,000 and $107,303,000 for the nine months ended September 30, 2005 and 2004, respectively.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were approximately $12,000 and $11,000 during the three months ended September 30, 2005 and 2004, respectively, and approximately $36,000 and $33,000 during the nine months ended September 30, 2005 and 2004, respectively.

(6)	Note Payable

In February 2005, 720 University obtained a new note with a financial institution in the amount of $10,500,000, which fully repaid its existing note payable with a balance of $9,729,000 as of December 31, 2004 and provided additional funds for property improvements. The note payable is secured by 720 University’s retail development in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $136,000 and $105,000 for the three months ended September 30, 2005 and 2004, respectively, and $406,000 and $284,000 for the nine months ended September 30, 2005 and 2004, respectively. The note contains certain covenants, which the Company has complied with as of September 30, 2005.

(7)	Note and Interest Payable to General Partner

The Partnership has a note and interest payable to the General Partner in the total amount of approximately $1,242,000 as of September 30, 2005 as a result of the deed in lieu of foreclosure obtained on a Partnership loan in June 2004. The principal balance of the original note of $907,000 bears interest at the rate of 12.0% per annum, which is to be accrued and deferred until maturity. The Partnership recorded interest expense on this note of approximately $23,000 and $139,000 during the three and nine months ended September 30, 2005, respectively. The note was amended at the time of foreclosure in June 2004 to extend the maturity date to June 8, 2009 and specifies that upon the sale of the property the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale, including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to this note.

(8)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of three banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of September 30, 2005 and December 31, 2004. Interest expense was approximately $0 and $319,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,000 and $696,000 for the nine months ended September 30, 2005 and 2004, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 6.75% as of September 30, 2005. On September 30, 2005, the line of credit agreement was extended until July 31, 2007. The Partnership is required to maintain deposit accounts in the total amount of $1,000,000 with the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of September 30, 2005.

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

Economic developments in the United States have generally been favorable in 2005 and this has led to expansion and gains in employment. The strengthening demand has been a factor contributing to the rise in inflation. These and other factors led the Federal Reserve Board to increase the discount rate by a total of 2.00% between September 2004 and September 2005. The rates that the Partnership charges on its loans have not been significantly impacted by these actions. In fact, the weighted average interest rate on Partnership loans decreased slightly from 11.04% as of September 30, 2004 to 10.94% as of September 30, 2005. Presently, the General Partner does not expect a noticeable increase in the rates charged on Partnership loans, primarily because there continues to be a shortage of suitable loans for the Partnership to invest in.

This shortage is primarily due to fewer commercial real estate transactions deemed suitable for Partnership lending and increased competition from other lenders. In general, the decrease in real estate transactions is partially due to increasing real estate values in relation to other investments. During the late 1990’s, investors had diverse investment opportunities, such as the stock market and fixed income investments. However, the stock market has become very volatile in the last few years, and yields on fixed income investments have dropped significantly. Owners of commercial real estate are therefore less willing to dispose of their properties, since alternative investments are not currently as attractive.

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

The Partnership has been closed to most new limited partner investments since September 2001, because there have not been enough suitable mortgage loans for the Partnership to invest in to remain fully invested for a sustained period of time. Remaining closed to new investments reduces the Partnership’s excess cash that would be invested in lower yielding investments.

If economic conditions for real estate worsen in 2005 and 2006, the Partnership could experience an increase in loan defaults. This would reduce the amount of income available for distribution to partners. Recognizing this risk, the General Partner seeks to maintain a low loan-to-value ratio on its loans, which as of September 30, 2005 was 59% on a weighted average basis. By this means, the Partnership hopes to protect the value of loans in the event of default by providing an increased equity position in underlying real property in the event of foreclosure. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of September 30, 2005, 46.5% of loans were secured by real estate in Northern California, while 12.4%, 8.7% and 8.5% were secured by real estate in Utah, Southern California and Arizona, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Commercial real estate markets in segmented areas of California have continued to prosper. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening real estate economy, particularly in California and Utah, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$7,402,240	$8,140,413	$24,874,303	$24,044,351
Total expenses	1,810,164	3,528,607	9,568,095	8,852,720

Net income	$5,592,076	$4,611,806	$15,306,208	$15,191,631

Net income allocated to limited partners	$5,536,719	$4,566,105	$15,154,715	$15,041,074

Net income allocated to limited partners
per weighted average limited partnership
unit	$.02	$.02	$.05	$.05

Annualized rate of return to limited
partners (1)	7.8%	6.4%	7.1%	7.1%

Distribution per partnership unit (yield) (2)	7.3%	7.3%	7.3%	7.3%

Weighted average limited partnership units	285,075,000	282,549,000	284,783,000	281,958,000

(1)	The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of September 30, 2005 and 2004 divided by the number of months during the period and multiplied by twelve (12) months.

(2)	Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Total Revenues

Interest income on loans secured by trust deeds decreased $1,128,000 (15.9%) and $353,000 (1.7%) during the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to a decrease in the average balance of the loan portfolio of 13.0% and 8.9% during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. This decrease was also the result of a decrease in the weighted average yield of the loan portfolio from 11.06% and 11.12% for the three and nine months ended September 30, 2004, respectively, to 10.96% and 11.05% for the three and nine months ended September 30, 2005, respectively.

Gain on sales of real estate increased $208,000 (38.6%) during the nine months ended September 30, 2005, respectively, as compared to the same period in 2004, due primarily to the sale of unimproved land located in Sacramento, California in June 2005, which resulted in a gain of approximately $449,000 to the Partnership. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Rental and other income from real estate properties increased $179,000 (19.2%) and $619,000 (24.4%) during the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily as a result of revenue earned from the assisted living facility located in Monterey, California that was obtained via foreclosure in June 2004.

Other income increased $213,000 (858.7%) and $356,000 (544.0%) during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, due primarily to interest earned on money market investments. The Partnership has had an increased amount of cash and equivalents available during 2005 (as compared to 2004) as a result of loan payoffs and sales in excess of loan originations. In addition, the yields on these investments have increased in 2005 as compared to 2004.

Total Expenses

Management fees to the General Partner increased $1,295,000 (34.2%) during the nine months ended September 30, 2005, as compared to the same period in 2004, due primarily to the collection of delinquent interest on a loan of approximately $1,400,000 at the time the loan was sold in July 2005. See “Financial Condition – Loan Portfolio” below.

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2002, 2003 and 2004 and the nine months ended September 30, 2005 (annualized), the management fees were 1.46%, 2.01%, 2.00% and 2.76% of the average unpaid balance of mortgage loans, respectively. As of September 30, 2005, the management fees to the general partner on an annualized basis slightly exceed the 2.75% maximum pursuant to the Partnership Agreement. However, these fees will be adjusted during the succeeding three months so that they will not exceed 2.75% for 2005.

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

Legal and accounting expenses increased $13,000 (31.0%) and $197,000 (91.4%) during the three and nine months ended September 30, 2005, respectively, as compared to the same period in 2004, due primarily to accounting and consulting expenses incurred in the effort to ready the Partnership’s internal controls for audit pursuant to Rule 404 of the Sarbanes-Oxley Act. The Partnership recently learned that the Securities and Exchange Commission has delayed the Rule 404 audit requirements for non-accelerated filers until 2007. However, management expects that the Partnership will continue to incur accounting and consulting related fees that have not been incurred in the past as this project is continued into 2006 and 2007.

Rental and other expenses on real estate properties decreased $382,000 (29.2%) and $302,000 (9.5%) during the three and nine months ended September 30, 2005, as compared to the same periods in 2004, primarily due to the sale of the hotel and casino co-owned by the Partnership in October 2004 ($1,190,000 decrease in expenses), net of additional 2005 expenses incurred on the assisted living facility located in Monterey, California that was obtained via foreclosure in June 2004 ($727,000 increase in expenses).

Interest expense decreased $265,000 (62.5%) and $435,000 (44.4%) during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, primarily because the Partnership did not utilize its line of credit to invest in loans secured by trust deeds during the nine months ended September 30, 2005.

The decrease in the provision for loan losses of $300,000 during the three months ended September 30, 2005, as compared to the same period in 2004, was due to the reversal of a specific allowance of $300,000 on a delinquent loan that was paid off by the junior lien holder during the quarter.

Financial Condition

September 30, 2005 and December 31, 2004

Loan Portfolio

The number of Partnership mortgage investments decreased from 87 to 77, and the average loan balance decreased from $2,970,000 to $2,935,000 between December 31, 2004 and September 30, 2005.

Approximately $16,105,000 (7.1%) and $37,319,000 (14.4%) of the loans invested in by the Partnership were more than ninety days delinquent in monthly payments as of September 30, 2005 and December 31, 2004, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $31,901,000 (14.1%) and $23,583,000 (9.3%) as of September 30, 2005 and December 31, 2004, respectively. Of the impaired loans as of September 30, 2005 and December 31, 2004, approximately $0 and $4,000,000 (1.5%), respectively, were in the process of foreclosure, and approximately $5,182,000 (2.3%) and $5,182,000 (2.0%), respectively, involved loans to borrowers who were in bankruptcy.

The Partnership had a $14,000,000 participation interest in a loan with an unrelated mortgage investment group (the “Lead Lender”) that originated the loan with the borrower. The loan had entered into foreclosure during the first half of 2005 and had been past maturity since March 31, 2004. In July 2005, the Lead Lender purchased the Partnership’s interest in the loan for the full principal amount plus accrued interest of approximately $1,473,000.

Loans in the process of foreclosure as of December 31, 2004 consisted of two loans, of which one loan in the amount of $2,900,000 was sold to an unrelated party and one loan in the amount of $1,100,000 was paid off in full by the junior lien holder during the nine months ended September 30, 2005.

Loans involving borrowers in bankruptcy as of December 31, 2004 consisted of two loans, which are still in bankruptcy as of September 30, 2005.

As of September 30, 2005 and December 31, 2004, the Partnership held the following types of mortgages:

	September 30, 2005	December 31, 2004
1st Mortgages	$224,189,424	256,372,106
2nd Mortgages	1,829,772	2,059,796

Total	$226,019,196	$258,431,902

Income Producing Properties	$151,115,057	$159,885,572
Construction	48,547,175	66,934,856
Unimproved Land	26,141,964	31,396,474
Residential	215,000	215,000

Total	$226,019,196	$258,431,902

The Partnership’s investment in loans decreased by $32,413,000 (12.5%) during the nine months ended September 30, 2005 as a result of loan payoffs and sales in excess of loan originations during the nine month period. As discussed above under “Results of Operations – Overview”, the Partnership continues to face a shortage of suitable loans for investment.

Changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Balance, beginning of period	$4,100,000	$4,100,000
Provision	50,000	(100,000)
Recovery of bad debts	—	100,000
Charge-off	—	—

Balance, end of period	$4,150,000	$4,100,000

Real Estate Properties Held for Sale and Investment

As of September 30, 2005, the Partnership held title to nine properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of $31,834,000 (including properties held in four limited liability companies), net of allowance for losses of $660,000 and accumulated depreciation and amortization of $1,856,000. As of September 30, 2005, properties held for sale total $8,457,000 and properties held for investment total $23,377,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. Three of the Partnership’s nine properties do not currently generate revenue.

During the nine months ended September 30, 2005, seven lots (six including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for $1,147,000, resulting in a gain to the Partnership of approximately $298,000.

During the nine months ended September 30, 2005, a parcel of unimproved land located in Sacramento, California that was acquired by the Partnership through foreclosure in 1994 was sold for $1,000,000, resulting in a gain to the Partnership of approximately $449,000.

On June 10, 2005, the Partnership entered into a Purchase and Sale Agreement whereby the General Partner agreed to sell the Partnership’s industrial land located in San Jose, California to a third party for $5,196,750, subject to certain conditions. In October 2005, the contract was cancelled by agreement of the buyer and the Partnership, and the buyer’s $50,000 deposit was returned by the title company.

Changes in the allowance for real estate losses for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Balance, beginning of period	$660,000	$660,000
Provision	—	—
Deductions for real estate sold	—	—

Balance, end of period	$660,000	$660,000

Cash and Cash Equivalents

Cash and cash equivalents increased from approximately $9,009,000 as of December 31, 2004 to approximately $44,231,000 as of September 30, 2005 (increase of $35,222,000 or 391.0%) due primarily to loan payoffs and loan sales without the origination of new loans of the same amount during the nine month period.

Due from Affiliate

Due from affiliate decreased from approximately $62,000 as of December 31, 2004 to $15,000 (decrease of $47,000 or 76.0%) as of September 30, 2005 due to the collection of accrued interest from Dation as a result of lot and house sales during the nine month period.

Due to General Partner

Due to General Partner decreased from approximately $673,000 as of December 31, 2004 to approximately $104,000 as of September 30, 2005 (decrease of $569,000 or 84.5%) due to decreased management fees owed to the General Partner as of September 30, 2005. See “Results of Operations” above.

Note Payable

Note payable increased from approximately $9,728,000 as of December 31, 2004 to $10,500,000 (increase of $772,000 or 7.9%) as of September 30, 2005 due to the refinancing of the note payable securing the Greeley, Colorado retail complex in February 2005. The pre-existing note payable was fully paid with the proceeds, and the additional funds from the new loan have been used for property improvements.

Note and Interest Payable to General Partner

Note and interest payable to general partner increased from approximately $1,103,000 as of December 31, 2004 to $1,242,000 (increase of $139,000 or 12.6%) as of September 30, 2005, due to the accrual of interest on the note payable to the General Partner during the nine month period.

Asset Quality

There is no precise method of predicting specific losses or amounts that ultimately may be charged off on specific loans or on segments of the loan portfolio. The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although lenders such as banks and savings and loans are subject to regulations that require them to perform ongoing analyses of their loan portfolios (including analyses of loan to value ratios, reserves, etc.), and to obtain current information regarding its borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership’s mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner’s evaluation of the risk inherent in the Partnership’s loan portfolio and current economic conditions in accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

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

During the three months ended September 30, 2005, the Partnership decreased the allowance for loan losses in the amount of $300,000 because one delinquent loan for which the Partnership had established a specific allowance of $300,000 during 2003 was paid off in full by the junior lien holder. As of September 30, 2005, management believes that the allowance for loan losses of $4,150,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

Liquidity and Capital Resources

Sales of Units to investors, portfolio loan payoffs, and advances on the Partnership’s line of credit provide the capital for new mortgage investments. If general market interest rates were to rise substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners, as the Partnership would be required to invest the additional funds in lower yielding, short term investments. With the exception of the reinvestment of distributions, the Partnership has been closed to most new limited partner investments since September 2001, because there have not been enough suitable mortgage investments to allow the Partnership to remain fully invested in loans for a sustained period of time.

Withdrawal percentages have been 6.64%, 5.45%, 3.32%, 4.42%, 4.47% and 4.18% (annualized) for the years ended December 31, 2000, 2001, 2002, 2003, 2004 and the nine months ended September 30, 2005, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of September 30, 2005. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of September 30, 2005.

During the nine months ended September 30, 2005, cash flows provided by operating activities approximated $14,874,000. Investing activities generated approximately $33,110,000 of net cash during the nine month period, as approximately $112,622,000 was received from the payoff or sale of loans, net of cash of approximately $80,209,000 used for investing in loans. Financing activities used approximately $12,762,000 of cash during the nine month period, as approximately $13,844,000 was distributed to limited partners in the form of income distributions and capital withdrawals, net of approximately $771,000 of cash generated from the refinancing of the note payable on the 720 University, LLC property.

Contingency Reserves

The Partnership is required to maintain cash and cash equivalents as contingency reserves in an aggregate amount of 2% of the limited partners’ capital accounts to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. Although the General Partner believes that contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments to cover such contingencies on terms which might not be favorable to the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the Partnership’s interest earning assets and interest bearing liabilities as of September 30, 2005. The presentation for each category aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and aggregates the information for all maturities arising after 2010. The carrying values of the assets and liabilities approximate their fair values as of September 30, 2005.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended September 30,

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning
assets:
Money market
accounts	$43,506,740	--	--	--	--	--	$43,506,740
Average interest rate	2.4%	--	--	--	--	--	2.4%
Loans secured by
trust deeds	$101,551,700	$81,265,818	$8,458,408	$5,383,356	$86,795	$29,273,119	$226,019,196
Average interest rate	11.4%	11.1%	9.3%	9.5%	11.0%	9.7%	11.0%

Interest bearing
liabilities:
Note payable to bank	--	--	--	--	$74,721	$10,425,279	$10,500,000
Average interest rate	--	--	--	--	5.1%	5.1%	5.1%
Note payable to
general partner	--	--	--	$1,241,527	--	--	$1,241,527
Average interest rate	--	--	--	12.0%	--	--	12.0%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The majority of the Partnership’s mortgage loans (86.3% as of September 30, 2005) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. None of the mortgage loans have prepayment penalties. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

The Partnership’s bank note payable bears interest at a fixed rate of 5.07%. The Partnership’s line of credit payable (currently no balance outstanding) bears interest at a variable rate, tied to the prime rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note and line of credit payable.

Item 4. Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of September 30, 2005, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective.

There have been no significant changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 7, 2005, a civil action was instituted in the United States District Court, District of Nevada, by plaintiff Sunset Financial Services, Inc., a Maryland corporation (Sunset), against the Partnership and Vestin Mortgage, Inc., a Nevada corporation (Vestin), as defendants.

The plaintiff has alleged in its complaint that in March 2003, a loan was made in an aggregate principal amount of approximately $34,000,000 by the Partnership, Vestin and a third lender, Bridge Capital, Inc. (Bridge), pursuant to a certain Intercreditor Agreement (Agreement), entered into by and among these three lenders, to a group of borrowers. On April 16, 2004, Bridge, through one or more intermediate assignees, sold and assigned a substantial portion of its interest in the loan to the plaintiff, Sunset. By letter in June 2005, Vestin notified Sunset of the intention of the Partnership and Vestin to sell the Partnership’s interest in the loan to Vestin.

Sunset alleges that it refused to consent to the sale, that the Agreement required its consent, that the sale was nevertheless completed in July 2005, and Vestin improperly succeeded to the Partnership’s priority interest in the loan. As Lead Lender under the Agreement, Vestin has initiated foreclosure proceedings in the State of Hawaii to enforce the security interest of the lenders in and to the security given as collateral for the repayment of the loan, on which the borrowers have defaulted. Sunset seeks to have the court rescind the sale of the Partnership’s interest in the loan to Vestin and enjoin any further assignment of its interest in the loan without first complying with the terms of the Agreement.

The plaintiff also alleges that Vestin, as Lead Lender under the Agreement, breached provisions in the Agreement by paying to the Partnership delinquent interest on its portion of the loan purchased by Vestin, and seeks a declaratory judgment that the Agreement entitles all parties to the Agreement to equal participation in the amounts recovered by Vestin through the foreclosure proceedings and to the interest paid by Vestin to the Partnership, without any party receiving a priority, unless and until the interest payable to each of the parties has been paid in full. The plaintiff also seeks its costs and attorney fees incurred in the action.

The Partnership, assisted by its legal counsel, is studying the allegations of the complaint and intends to make a timely response in the action. It is not possible at this time for the Partnership to make any assessment of the merits of the plaintiff’s complaint.

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

Dated: November 15, 2005	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner
Dated: November 15, 2005	By: /s/ William C. Owens William C. Owens, President
Dated: November 15, 2005	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer
Dated: November 15, 2005	By: /s/ Melina A. Platt Melina A. Platt, Controller