Form 10-K
period 2005-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2006-03-30
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):;

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE Certain exhibits filed with Registrant's Registration Statement No.333-69272 are incorporated by reference into Part IV.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	42

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

The following table shows the total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001 and 2000.

	Total Partners’ Capital	Mortgage Investments	Net Income
2005………………	$288,913,263	$276,411,258	$21,077,641
2004………………	$286,267,296	$258,431,902	$19,992,241
2003………………	$284,464,268	$266,374,206	$21,841,989
2002………………	$280,350,974	$260,211,121	$21,669,959
2001………………	$272,286,714	$213,703,469	$21,889,224
2000………………	$238,757,190	$223,273,464	$22,535,056

As of December 31, 2005, the Partnership held investments in 87 mortgage loans, secured by liens on title and leasehold interests in real property. 36% of the mortgage loans are located in Northern California. The remaining 64% are located in Southern California, Arizona, Colorado, Hawaii, Idaho, Nevada, North Carolina, South Carolina, Texas, Utah, Virginia and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2005:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS (As of December 31, 2005)

	Number of Loans	Amount	Percent
1st Mortgages……………………………………	80	$268,231,741	97.04%
2nd Mortgages……………………………………	7	8,179,517	2.96%

	87	$276,411,258	100.00%

Maturing on or before December 31, 2005………	23	$48,169,081	17.43%
Maturing on or between January 1, 2006
and December 31, 2007……………………………	53	198,614,094	71.85%
Maturing on or between January 1, 2008
and September 1, 2014……………………………	11	29,628,083	10.72%

	87	$276,411,258	100.00%

Income Producing Properties……………………	55	$157,571,480	57.01%
Construction………………………………………	7	52,078,648	18.84%
Unimproved Land…………………………………	23	66,297,768	23.98%
Residential…………………………………………	2	463,362	0.17%

	87	$276,411,258	100.00%

The average loan balance of the mortgage loan portfolio of $3,177,000 as of December 31, 2005 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured primarily by commercial real estate. Of such investments, 7.57% earn a variable rate of interest and 92.43% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

As of December 31, 2005, the Partnership was invested in construction loans in the amount of approximately $52,079,000 and in loans secured by leasehold interests of $24,079,000. As of December 31, 2005, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of $45,489,000.

The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

o	$7,139,000 in cash and cash equivalents required to transact the business of the Partnership and/or in conjunction with contingency reserve and compensating balance requirements;

o	$36,393,000 in real estate held for sale and investment; and

o	$3,249,000 in interest and other receivables.

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

As of December 31, 2005, the Partnership’s portfolio included $25,899,000 (compared with $37,319,000 as of December 31, 2004) of loans delinquent in payment greater than 90 days, representing 9.4% of the Partnership’s investment in mortgage loans. The balance of delinquent loans at December 31, 2005 includes no loans (compared with $4,000,000 as of December 31, 2004) in the process of foreclosure and $1,600,000 (compared with $5,182,000 as of December 31, 2004) involving loans to borrowers who are in bankruptcy. The General Partner believes that these loans may result in a loss of principal. However, the General Partner believes that the $4,150,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 2005 is sufficient to cover any potential losses of principal.

During the year ended December 31, 2005, the Partnership sold full interests in three loans at their face values to unrelated parties in the total amount of $22,660,000. The sales of these loans resulted in no gain or loss to the Partnership.

Of the $37,319,000 that was delinquent as of December 31, 2004, $11,437,000 remained delinquent as of December 31, 2005, $5,400,000 was paid off in full, $16,900,000 was sold at face values to unrelated parties, and $3,582,000 became real estate acquired through foreclosure of the Partnership.

Following is a table representing the Partnership’s delinquency experience (over 90 days) and foreclosures by the Partnership as of and during the years ended December 31, 2002, 2003, 2004 and 2005:

	2002	2003	2004	2005
Delinquent Loans………………………………	$26,327,000	$22,828,000	$37,319,000	$25,899,000
Loans Foreclosed………………………………	$9,370,000	$4,300,000	$18,875,000	$3,582,000
Total Mortgage Investments……………………	$260,211,000	$266,374,000	$258,432,000	$276,411,000
Percent of Delinquent Loans to Total Loans……	10.12%	8.57%	14.44%	9.37%

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

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2005, the management fees would have been $6,738,000 (increase of $1,184,000), which would have reduced net income allocated to limited partners by approximately 5.6%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.07.

If the maximum management fees had been paid to the General Partner during the years ended December 31, 2004 and 2003, the management fees would have been $7,289,000 (increase of $2,023,000) and $6,992,000 (increase of $1,863,000), respectively, which would have reduced net income allocated to limited partners by approximately 10.1% and 8.5%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.06 and $.07, respectively.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2000, 2001, 2002, 2003, 2004 and 2005, the management fees were 1.85%, 1.48%, 1.46%, 2.01%, 2.00% and 2.27% of the average unpaid balance of mortgage loans, respectively.

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

Table of Compensation and Reimbursed Expenses

The following table summarizes the compensation and reimbursed expenses paid to the General Partner or its affiliates for the years ended December 31, 2005 2004 and 2003, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms’-length negotiation.

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
Form of Compensation	Actual	Maximum Allowable	Actual	Maximum Allowable	Actual	Maximum Allowable
Paid by the Partnership:
Management Fees*	$5,554,000	$6,738,000	$5,266,000	$7,289,000	$5,129,000	$6,992,000
Servicing Fees	613,000	613,000	663,000	663,000	635,000	635,000
Carried Interest	15,000	15,000	9,000	9,000	20,000	20,000

Subtotal	$6,182,000	$7,366,000	$5,938,000	$7,961,000	$5,784,000	$7,647,000

Paid by Borrowers:
Loan Origination Fees	$10,170,000	$10,170,000	$4,034,000	$4,034,000	$6,829,000	$6,829,000
Late Payment Charges	545,000	545,000	416,000	416,000	347,000	347,000

Subtotal	$10,715,000	$10,715,000	$4,450,000	$4,450,000	$7,176,000	$7,176,000

Grand Total	$16,897,000	$18,081,000	$10,388,000	$12,411,000	$12,960,000	$14,823,000

Reimbursement by the Partnership of
Other Expenses	$48,000	$48,000	$44,000	$44,000	$134,000	$134,000

* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the limited partners.

Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2005, 2004 and 2003, exclusive of expense reimbursement, was $16,897,000, $10,388,000 and $12,960,000, respectively, or 5.8%, 3.6% and 4.6%, respectively, of partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $18,081,000, $12,411,000 and $14,823,000, respectively, or 6.3%, 4.3% and 5.2%, respectively, of partners’capital, which would have reduced net income allocated to limited partners by approximately 5.6%, 10.1% and 8.5%, respectively.

Loan origination fees as a percentage of loans originated or purchased by the Partnership were 4.0%, 2.5% and 4.0% for the years ended December 31, 2005, 2004, and 2003, respectively. Of the $10,170,000 in loan origination fees accrued during the year ended December 31, 2005, approximately $4,000,000 were back-end fees earned as of December 31, 2005 but will not be collected until the related loans are paid in full. Of the $4,034,000 in loan origination fees accrued during the year ended December 31, 2004, approximately $79,000 were back-end fees earned as of December 31, 2004 but will not be collected until the related loans are paid in full.

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

The General Partner locates, identifies and arranges virtually all mortgages the Partnership invests in and makes all investment decisions on behalf of the Partnership in its sole discretion. The limited partners are not entitled to act on any proposed investment. In evaluating prospective investments, the General Partner considers such factors as the following:

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

Substantially all investment loans of the Partnership are arranged by the General Partner, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, the General Partner is continuously evaluating prospective investments. The General Partner arranges loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. The Partnership may purchase or participate in existing loans that were originated by other lenders. Such a loan might be obtained by the Partnership from a third party at an amount equal to or less than its face value. The General Partner evaluates all potential mortgage loan investments to determine if the security for the loan and the loan-to-value ratio meet the standards established for the Partnership, and if the loan can meet the Partnership’s investment criteria and objectives.

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

Variable Rate Loans

Approximately 7.6% ($20,936,000) of the Partnership’s loans as of December 31, 2005 bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh or Twelfth District Savings Institutions (Federal Home Loan Bank Board).

The General Partner may negotiate spreads over these indices of from 2.5% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
One-year Treasury Constant Maturity Index	4.38%	2.77%
Five-year Treasury Constant Maturity Index	4.35%	3.65%
Ten-year Treasury Constant Maturity Index	4.39%	4.29%
Prime Rate Index	7.25%	5.25%
Monthly Weighted Average Cost of Funds for
Eleventh District Savings Institutions	3.19%	2.03%
Monthly Weighted Average Cost of Funds for
Twelfth District Savings Institutions	3.20%	2.09%

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

Prepayment Penalties and Exit Fees

The Partnership’s loans typically do not contain prepayment penalties or exit fees. If the Partnership’s loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds. While Partnership loans do not contain prepayment penalties, many instead require the borrower to notify the General Partner of the intent to payoff within a specified period of time prior to payoff (usually 30 to 120 days). If this notification is not made within the proper time frame, the borrower may be charged interest for that number of days that notification was not received.

Balloon Payment

A majority of the loans made or invested in by the Partnership (97.0% as of December 31, 2005) require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

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

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $50,000,000 ($10,000,000 was added to the line pursuant to a Modification Agreement in February 2006). The balance outstanding on the line of credit was $16,300,000 as of December 31, 2005. There was no balance outstanding on the line of credit as of December 31, 2004.

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

Competitive Conditions

The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part because the General Partner generates all of its loans and it is able to provide expedited loan approval, processing and funding. The General Partner has been in the business of making or investing in mortgage loans in Northern California since 1951 and has developed a reputation for performance and fairness within the field.

Over the past few years, there has been a shortage of suitable mortgage loans for the Partnership to invest in and this has resulted in the Partnership being closed to most new limited partner investments since September 2001. This shortage was primarily due to fewer commercial real estate transactions deemed suitable for Partnership lending and increased competition from other lenders. In general, the decrease in real estate transactions was partially due to increasing real estate values in relation to other investments. During the late 1990’s, investors had diverse investment opportunities, such as the stock market and fixed income investments. However, the stock market has become very volatile in the last few years, and yields on fixed income investments have dropped significantly. Owners of commercial real estate are therefore less willing to dispose of their properties, since alternative investments have not been as attractive.

Increased competition has come both from existing lenders whose lending previously was not in competition with the Partnership, and from newly organized lenders seeking greater returns. Due to their unusually large supplies of cash available for lending, banks and other institutional lenders have become more aggressive in placing loans. Additionally, those investors seeking to maximize returns in a market with fewer acceptable investment opportunities have been willing to take increased risk to obtain ostensibly higher yields. These factors resulted in decreased lending opportunities for the Partnership over the past few years, although Partnership lending activity began to increase near the end of 2005.

Employees

The Partnership does not have employees. The General Partner, Owens Financial Group, Inc., provides all of the employees necessary for the Partnership’s operations. As of December 31, 2005, the General Partner had 15 employees. All employees are at-will employees and none are covered by collective bargaining agreements.

Item 1A. Risk Factors

There are risks associated with investing in the Partnership, most of which the General Partner does not control, such as trends in the economy, general interest rates, income tax laws, governmental regulations, and the availability of satisfactory investment opportunities.

The following are some of the significant risks concerning the Partnership:

o	The mortgage lending business is highly competitive, and the Partnership competes with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than the General Partner. The Partnership encounters significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, and other lenders with objectives similar in whole or in part to those of the Partnership.

o	Defaults on Partnership mortgage loans will reduce Partnership income and distributions to limited partners. Since most of the assets of the Partnership are mortgage loans, failure of a borrower to pay interest or repay a loan will have adverse consequences to Partnership income.

o	Declines in real estate values could impair the Partnership’s security in outstanding loans, and if such a loan required foreclosure, it might reduce the amount we have available to distribute limited partners.

o	Concentration of mortgage loans in Northern California and other areas may expose the Partnership to greater risk than if the loan portfolio were more diversified.

o	Relatively larger individual loan amounts, which have been an increasing portion of the Partnership’s loan portfolio over the past few years, create greater risk because any default and foreclosure could have a proportionally larger negative impact on the Partnership’s earnings.

o	A majority of the loans made or invested in by the Partnership require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

o	The majority of the Partnership’s loans do not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty may lead borrowers to refinance higher interest rate loans in a market of falling interest rates. This would then require the Partnership to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to limited partners.

o	Any borrowing by the Partnership may increase the risk of limited partner’s investments and reduce the amount the Partnership has available to distribute to limited partners.

o	The General Partner controls the daily conduct of the Partnership’s business, and, although the General Partner may not change the nature of the Partnership’s business without majority approval by the limited partners, it may modify the Partnership’s investment objectives without approval of the limited partners.

o	The General Partner will receive substantial fees as a result of the Partnership’s investment in mortgage loans, including acquisition and origination fees. Because the General Partner receives all of these fees, the Partnership’s interests will diverge from those of the General Partner when the General Partner decides whether to charge the borrower a higher rate of interest on a loan or higher fees.

o	There is no public market for the Units, and there is no likelihood that one will ever develop. Further, limited partners are not free to sell or transfer Units at will, and they are likely not to be accepted by a lender as security for borrowing.

o	Limited partners must own their Units for at least one year before they can request the Partnership to repurchase any of those Units (with the exception of Units purchased through the Partnership’s Distribution Reinvestment Plan).

o	Limited partners must place total reliance for operating the Partnership on the General Partner. Thus, limited partners do not have the ability to exercise control over the Partnership’s affairs.

Item 2. Properties

Between 1993 and 2005, the Partnership foreclosed on $56,602,000 of delinquent mortgage loans and acquired title to 34 properties securing the loans. As of December 31, 2005, the Partnership still holds title to nine of these properties (either solely or through its investments in the limited liability companies discussed below) and one property that was purchased and is held within 720 University, LLC (see below). As of December 31, 2005, the total carrying amount of these properties was $36,393,000, net of an allowance for losses of $660,000. Four of the properties are being held for long-term investment and the remaining six properties are being marketed for sale. All of the properties individually have a book value less than 2% of total Partnership assets as of December 31, 2005, other than the property within 720 University, LLC (see below).

o	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.

o	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties acquired through foreclosure (other than within 720 University, LLC- see below).

o	Of the ten properties held, seven of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment).

o	Management of the General Partner believes that all properties owned by the Partnership are adequately covered by customary casualty insurance.

o	The Partnership maintains an allowance for losses on real estate held for sale in its financial statements of $660,000 as of December 31, 2005.

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

During the year ended December 31, 2005, a Membership Interest Redemption Agreement was executed by the two members of OLH whereby the second member was removed for no consideration. There was no financial impact from the removal of the second member, as it did not have an equity balance in OLH. OLH will continue with the Partnership as the sole member. The assets, liabilities, income and expenses of OLH have been consolidated into the Partnership’s consolidated balance sheet and statement of income.

During the year ended December 31, 2005, the Partnership advanced an additional $143,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $25,000 primarily from collections on notes receivable. The net loss to the Partnership from OLH was approximately $113,000, $26,000 and $373,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is co-manager. Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net losses since inception because its joint venture partner has no capital in Dation. The assets, liabilities, income and expenses of Dation have been consolidated into the consolidated balance sheet and income statement of the Partnership.

Dation sold three, seven and four lots/houses, respectively, and repaid $40,000, $70,000, and $74,000, respectively, of the loan to the Partnership during the years ended December 31, 2005, 2004 and 2003. Dation also repaid $120,000 of Partnership capital contributions during the year ended December 31, 2005 and $47,000 and $130,000, respectively, of loan interest payable to the Partnership during the years ended December 31, 2005 and 2004. The Partnership advanced an additional $452,000 and $316,000 to Dation during the years ended December 31, 2005 and 2004, respectively.

The net operating income (loss) to the Partnership was approximately $296,000, $(142,000) and $(149,000) during the years ended December 31, 2005, 2004 and 2003, respectively.

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

The net income to the Partnership was approximately $133,000, $382,000, and $418,000 (including depreciation of approximately $511,000, $320,000 and $264,000) during the years ended December 31, 2005, 2004 and 2003, respectively. The minority interest of the joint venture partner of approximately $160,000 and $179,000 as of December 31, 2005 and 2004, respectively, is reported in the Partnership’s consolidated balance sheet. The Partnership’s investment in 720 University real property was approximately $14,898,000 and $14,830,000 as of December 31, 2005 and 2004, respectively. During the year ended December 31, 2004, the Partnership loaned $210,000 to 720 University to pay certain expenses related to the refinancing of 720 University’s note payable. Per the Operating Agreement, the loan earned interest at the rate of prime plus 2% per annum (7.25% at December 31, 2004) and was repaid in the first quarter of 2005.

The Partnership has a note payable with a bank through its investment in 720 University, which is secured by the commercial retail property. During 2005, 720 University obtained a new note with a financial institution in the amount of $10,500,000, which fully repaid its existing note payable with a balance of $9,729,000 as of December 31, 2004 and provided additional funds for property improvements. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015.

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

At the time of foreclosure, the Partnership became subject to an existing 2nd deed of trust on the property with OFG as the lender, which is recorded as note and interest payable to general partner on the accompanying balance sheet. The principal, accrued interest and other charges on this note of approximately $1,103,000 were capitalized to the basis of the property at the time of foreclosure. Pursuant to an amendment to the note between the Partnership and OFG dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, OFG will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the OFG note.

The Partnership created a new entity, Bayview Gardens, LLC (“Bayview”), which is wholly owned by the Partnership. The facility operations are managed by an outside property manager. The net loss to the Partnership from Bayview was approximately $234,000 and $266,000 (including depreciation of approximately $191,000 and $99,000) for the years ended December 31, 2005 and 2004, respectively. The assets, liabilities, income and expenses of Bayview have been consolidated into the consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $5,991,000 and $6,166,000 as of December 31, 2005 and 2004 respectively.

Item 3. Legal Proceedings

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

The lawsuit is in its early stages and discovery has not been concluded. The Partnership appears to have valid defenses to Sunset’s claims. Nevertheless, and in an effort to terminate the lawsuit early and reduce the cost of litigation, Vestin and the Partnership have made a joint offer of judgment to Sunset for $25,000. The offer is not an admission of liability and, if accepted, the litigation will be terminated. If not accepted, the case will proceed to final termination by motion practice or trial. The Partnership feels that it has meritorious defenses to the claims and it intends to contest the case vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public market for the trading of Units.

Holders

As of December 31, 2005, 2,708 Limited Partners held 286,263,854 Units of limited partnership interests in the Partnership.

Dividends

The Partnership generally distributes all net income of the Partnership to Unit holders on a monthly basis. The Partnership made distributions of net income to Limited Partners of approximately $20,909,000 and $20,674,000 during 2004 and 2005, respectively.

It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders on a monthly basis.

Securities Authorized for Issuance under Equity Compensation Plans

None

Item 6. Selected Financial Data

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

	As of and for the year ended December 31
	2005	2004	2003	2002	2001
Loans secured by trust deeds	$276,411,258	$258,431,902	$266,374,206	$260,211,121	$213,703,469
Less: Allowance for loan losses	(4,150,000)	(4,100,000)	(4,100,000)	(4,774,000)	(4,425,000)
Real estate held for investment	23,214,707	23,322,740	15,394,293	16,200,449	14,064,664
Real estate held for sale .	13,838,505	9,694,578	13,823,574	15,791,632	14,768,961
Less: Allowance for losses on real
estate held for sale	(660,000)	(660,000)	(660,000)	(250,000)	(634,000)
Cash, cash equivalents and other
assets	10,387,908	12,267,400	10,584,566	10,053,851	43,812,645

Total assets	$319,043,378	$298,956,620	$301,416,639	$297,233,053	$281,290,739

Liabilities	$29,969,173	$12,510,727	$16,828,444	$16,750,541	$8,896,345
Minority interest	159,942	178,597	123,927	131,538	107,680
Partners’ capital	2,845,429	2,815,190	2,805,528	2,755,846	2,677,867
General partner
Limited partners	286,067,834	283,452,106	281,658,740	277,595,128	269,608,847

Total partners’ capital	288,913,263	286,267,296	284,464,268	280,350,974	272,286,714

Total liabilities /
Partners’ capital	$319,042,378	$298,956,620	$301,416,639	$297,233,053	$281,290,739

Revenues	$32,490,549	$31,852,708	$32,234,785	$31,078,295	$29,479,565
Expenses:
Carried interest	15,319	9,164	20,342	40,075	173,282
Management fees	5,554,255	5,266,194	5,129,039	3,616,102	3,437,684
Servicing fees	612,556	662,603	635,398	611,243	571,538
Rental and other expenses on
real estate properties	3,852,989	4,524,057	2,691,789	3,090,324	1,546,678
Interest expense	719,237	1,118,204	373,524	426,778	429,032
Minority interest	8,445	54,670	(7,611)	35,848	5,577
Other	600,107	382,281	286,413	317,543	386,895
Recovery of bad debts	--	(240,000)	--	--	--
Provision for losses on loans	50,000	--	679,370	1,584,000	1,039,645
Provision for (recovery of)
losses on real estate, net	--	83,294	584,532	(313.577)	--

Total Expenses	11,412,908	11,860,467	10,392,796	9,408,336	7,590,341

Net Income	$21,077,641	$19,992,241	$21,841,989	$21,669,959	$21,889,224

Net income allocated to general
partner	$208,687	$198,208	$216,765	$214,125	$214,147

Net income allocated to limited
partners	$20,868,954	$19,794,033	$21,625,224	$21,455,834	$21,675,077

Net income allocated to limited
partners per limited partnership
unit	$.07	$.07	$.08	$.08	$.08

The information in this table should be read in conjunction with the accompanying audited consolidated financial statements and notes to consolidated financial statements.

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

The Partnership’s operating results are affected primarily by:

o	the amount of cash available to invest in mortgage loans;

o	the amount of borrowing to finance mortgage loan investments;

o	the level of real estate lending activity in the markets serviced;

o	the ability to identify and lend to suitable borrowers;

o	the interest rates the Partnership is able to charge on loans;

o	the level of delinquencies on mortgage loans;

o	the level of foreclosures and related loan and real estate losses experienced; and

o	the income or losses from foreclosed properties prior to the time of disposal.

Economic developments in the United States have generally been favorable in 2005 and this has led to expansion and gains in employment despite the sharp increase in crude oil prices and the hurricanes that devastated the Gulf Coast in late summer 2005. Although the disruptions to energy production from the storms noticeably affected economic activity, the longer-term prospects for the U.S. economy remain favorable. It appears that inflation expectations have decreased somewhat which has allowed the Federal Reserve to achieve price stability in an environment of generally solid economic growth. Although the Federal Reserve increased the discount rate by a total of 2.00% between December 2004 and December 2005, this has not had a substantial impact on the rates that the Partnership is charging on its loans. In fact, the weighted average interest rate on Partnership loans decreased slightly from 11.08% as of December 31, 2004 to 10.76% as of December 31, 2005. Presently, the General Partner does not expect a substantial increase in the rates charged on Partnership loans.

Partnership lending volume increased near the end of 2005, which resulted in decreased available cash and an increase in amounts drawn on the Partnership’s line of credit to temporarily fund investments in new loans as of December 31, 2005 (balance of $16.3M outstanding). In the past few years, there has been a shortage of suitable loans for the Partnership to invest in resulting in increased cash. This shortage also resulted in the Partnership being closed to most new limited partner investments since September 2001. If the Partnership’s lending volume continues to increase at the same pace as the end of 2005 and there is not an increase in loan prepayments, the Partnership may reopen to new partner investments later in 2006.

If economic conditions for real estate worsen in 2006, the Partnership could experience an increase in loan defaults. This would reduce the amount of income available for distribution to partners. Recognizing this risk, the General Partner seeks to maintain a low loan-to-value ratio on its loans, which as of December 31, 2005 was approximately 58% on a weighted average basis. By this means, the Partnership hopes to protect the value of loans in the event of default by providing an increased equity position in underlying real property in the event of foreclosure. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2005, 36.3% of loans were secured by real estate in Northern California, while 14.2%, 10.5% and 9.3% were secured by real estate in Utah, Southern California and Texas, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Commercial real estate markets in segmented areas of California have continued to prosper. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening economy, particularly in California or Utah, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Year Ended December 31,
	2005	2004	2003
Total revenues	$32,490,549	$31,852,708	$32,234,785
Total expenses	11,412,908	11,860,467	10,392,796

Net income	$21,077,641	$19,992,241	$21,841,989

Net income allocated to limited partners	$20,868,954	$19,794,033	$21,625,224

Net income allocated to limited partners
per weighted average limited
partnership unit	$.07	$.07	$.08

Annualized rate of return to limited
partners (1)	7.3%	7.0%	7.7%

Distribution per partnership unit (yield) (2)	7.3%	7.3%	7.4%

Weighted average limited partnership units	285,018,000	282,307,000	280,644,000

(1)	The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of December 31, 2005, 2004 and 2003.

(2)	Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

2005 Compared to 2004

Total Revenues

Interest income on loans secured by trust deeds decreased $352,000 (1.3%) during the year ended December 31, 2005, as compared to 2004, primarily due to a decrease in the average balance of the loan portfolio of 7.6% during the year ended December 31, 2005 as compared to 2004. This decrease was also the result of a decrease in the weighted average yield of the loan portfolio from 11.10% for the year ended December 31, 2004 to 11.03% for the year ended December 31, 2005. This decrease was partially offset by the collection of approximately $1,473,000 of interest income on a participated loan at the time the loan was sold in July 2005 (of which approximately $490,000 was 2004 delinquent interest). See “Financial Condition” below.

Rental and other income from real estate properties increased $1,164,000 (33.4%) during the year ended December 31, 2005, as compared to 2004, primarily as a result of revenue earned from the assisted living facility located in Monterey, California that was obtained via foreclosure in June 2004.

Other income decreased $234,000 (23.6%) during the year ended December 31, 2005, as compared to 2004. This decrease was due to the receipt of a promissory note in 2004 from the guarantors on a foreclosed loan in the discounted amount of $846,000 in exchange for release of their personal guarantees. This decrease was partially offset by an increase in interest earned on money market investments during 2005 of approximately $585,000. The Partnership had an increased amount of cash and equivalents available during most of 2005 (as compared to 2004). In addition, the yields on these investments have increased in 2005 as compared to 2004.

Total Expenses

Management fees to the General Partner increased $288,000 (5.5%) during the year ended December 31, 2005, as compared to 2004. Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2003, 2004 and 2005, the management fees were 2.01%, 2.00%, and 2.27% of the average unpaid balance of mortgage loans, respectively.

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

Servicing fees to the General Partner decreased $50,000 (7.6%) during the year ended December 31, 2005, as compared to 2004. Servicing fees to the General Partner are paid pursuant to the Partnership Agreement at 0.25% per annum of the unpaid principal balance of the loans. The decrease during 2005 is due to a decrease in the average balance of the loan portfolio of 7.6% during the year ended December 31, 2005 as compared to 2004.

Legal and accounting expenses increased $218,000 (84.0%) during the year ended December 31, 2005, as compared to 2004, due primarily to accounting and consulting expenses incurred in the effort to ready the Partnership’s internal controls for audit pursuant to Rule 404 of the Sarbanes-Oxley Act. The Partnership learned in late 2005 that the Securities and Exchange Commission had delayed the Rule 404 audit requirements for non-accelerated filers until 2007. However, management expects that the Partnership will continue to incur accounting and consulting related fees that have not been incurred in the past as this project is continued into 2006 and 2007.

Rental and other expenses on real estate properties decreased $671,000 (14.8%) during the year ended December 31, 2005, as compared to 2004, primarily due to the sale of the hotel and casino co-owned by the Partnership in October 2004 ($1,390,000 decrease in expenses), net of additional 2005 expenses incurred on the assisted living facility located in Monterey, California that was obtained via foreclosure in June 2004 ($866,000 increase in expenses).

Interest expense decreased $399,000 (35.7%) during the year ended December 31, 2005, as compared to 2004, primarily because the Partnership did not utilize its line of credit to invest in loans secured by trust deeds until the end of December 2005.

The increase in the provision for loan losses of $50,000 during the year ended December 31, 2005, as compared to 2004, was due to the increase of a specific allowance for losses of $500,000 on one delinquent loan with a principal balance of approximately $9,353,000 due to an updated calculation of the present value of expected future cash flows on the loan. This increase was offset by a reversal of a specific allowance of $300,000 on a delinquent loan that was paid off by the junior lien holder during 2005 and a decrease in the general allowance for loan losses of $150,000 during 2005.

The decrease in the recovery of bad debts of $240,000 during the year ended December 31, 2005, as compared to 2004, was due to the collection of $240,000 from a former borrower of a defaulted loan pursuant to a guarantee agreement during 2004. No such amounts were collected during 2005.

Net Income and Annualized Rate of Return to Limited Partners

The Partnership’s net income increased 5.4% during the year ended December 31, 2005 and the annualized rate of return to limited partners also increased from 7.0% for 2004 to 7.3% for 2005, due primarily to an increase in net income from real estate operations during 2005. Expenses incurred during 2004 on the hotel/casino property located in Las Vegas, Nevada that was obtained through foreclosure in February 2004 were approximately $1,390,000 (with no corresponding revenues). The property was sold on October 1, 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

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

Financial Condition

December 31, 2005 and 2004

Loan Portfolio

At the end of 2003 and 2004 the number of Partnership mortgage investments was 95 and 87, respectively, and remained at 87 as of December 31, 2005. The average loan balance was $2,804,000 and $2,970,000 at the end of 2003 and 2004 respectively, and increased to $3,177,000 as of December 31, 2005. The average loan balance in the Partnership’s portfolio has been steadily increasing for several years.

As of December 31, 2005 and 2004, the Partnership participated in 4 and 3 separate loans, respectively, with a total principal balance of $23,000,000 and $24,237,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of these loans, the Partnership is guaranteed its share of interest and principal prior to any other investors participated in such loans.

During the year ended December 31, 2005, the Lead Lender purchased the Partnership’s interest in one participated loan for approximately $15,473,000 ($14,000,000 principal and approximately $1,473,000 of interest). A successor to another co-participant in that loan initiated a civil action in U.S. District Court, District of Nevada, against the Partnership and the Lead Lender on October 7, 2005. The suit seeks to set aside the purchase of the Partnership's participation in the loan and the accrued interest thereon by the Lead Lender, as well as for other associated relief, based on the plaintiff’s allegations that it refused to consent to the sale, that the Intercreditor Agreement required its consent, that the sale was nevertheless completed in July 2005, and the Lead Lender succeeded to the Partnership’s priority interest in the loan. The plaintiff also seeks its costs and attorneys fees incurred in the action. The lawsuit is in its early stages and discovery has not been concluded. The Partnership appears to have valid defenses to the claims. Nevertheless, and in an effort to terminate the lawsuit early and reduce the cost of litigation, the Lead Lender and the Partnership have made a joint offer of judgment to the plaintiff for $25,000. The offer is not an admission of liability and, if accepted, the litigation will be terminated. If not accepted, the case will proceed to final termination by motion practice or trial. The Partnership feels that it has meritorious defenses to the claims and it intends to contest the case vigorously.

During the year ended December 31, 2005, the Partnership sold full interests in three loans at their face values (including the $14,000,000 loan discussed above) to unrelated parties in the total amount of $22,660,000. The sales of these loans resulted in no gain or loss to the Partnership.

Approximately $25,899,000 (9.4%) and $37,319,000 (14.4%) of the loans invested in by the Partnership were more than 90 days delinquent in monthly payments as of December 31, 2005 and 2004, respectively. Of these amounts, approximately $0 and $4,000,000 (1.5%) were in the process of non-judicial foreclosure and approximately $1,600,000 (0.6%) and $5,182,000 (2.0%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $48,169,000 as of December 31, 2005. Of the total past maturity loans as of December 31, 2005, $6,413,000 was paid off and $13,999,000 was rewritten subsequent to year end.

The General Partner does not expect the delinquency rate on the Partnership’s loan portfolio to increase in the forseeable future. However, there is no precise method used by the General Partner to predict delinquency rates or losses on specific loans. Because any decision regarding the allowance for loan losses reflects judgment about the probablity of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Loans in the process of foreclosure decreased by $4,000,000 from December 31, 2004 to December 31, 2005. Loans in the process of foreclosure as of December 31, 2004 consisted of two loans, of which one loan in the amount of $1,100,000 was paid off by the junior lienholder during 2005 and one loan in the amount of $2,900,000 was sold at face value to an unrelated party.

Loans to borrowers who were in bankruptcy decreased by $3,582,000 from December 31, 2004 to December 31, 2005 because the Partnership foreclosed on a first mortgage loan in the amount of $3,582,000 and obtained title to the underlying property during 2005. As of December 31, 2005, one loan in the amount of $1,600,000 is still delinquent and in bankruptcy.

Management has considered the status of all loans in determining the allowance for loan losses.

As of December 31, 2005, 2004 and 2003, the Partnership held the following types of mortgages:

	December 31, 2005	December 31, 2004	December 31, 2003
1st Mortgages	$268,231,741	256,372,106	260,321,236
2nd Mortgages	8,179,517	2,059,796	6,052,970

Total	$276,411,258	$258,431,902	$266,347,206

Income Producing Properties	$157,571,480	$159,885,572	$227,559,987
Construction	52,078,648	66,934,856	22,044,472
Unimproved Land	66,297,768	31,396,474	14,309,747
Residential	463,362	215,000	2,460,000

Total	$276,411,258	$258,431,902	$266,347,206

As of December 31, 2005, 2004, and 2003, approximately 36%, 53% and 46% of the Partnership’s mortgage loans were secured by real property in Northern California.

The Partnership’s investment in loans increased by $17,979,000 (7.0%) during the year ended December 31, 2005 as a result of increased loan production during the end of 2005. See “Results of Operations – Overview”above.

The Partnership’s investment in loans on unimproved land increased by $34,901,000 (111.2%) since December 31, 2004. This increase was due to the origination of approximately $60,965,000 in new loans, net of repayments of loans received in the amount of approximately $26,064,000 during 2005. All of the loans secured by unimproved land are first trust deeds.

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Balance, beginning of period	$4,100,000	$4,100,000	$4,774,000
Provision	50,000	--	679,000
Charge-offs	--	--	(1,353,000)

Balance, end of period	$4,150,000	$4,100,000	$4,100,000

Real Estate Properties Held for Sale and Investment

The Partnership currently holds title to 10 properties that were foreclosed on or purchased between 1994 and 2005 in the amount of $36,393,000, net of allowance for losses of $660,000. During the year ended December 31, 2005, the Partnership acquired one property through foreclosure on which it had a trust deed of $3,582,000. As of December 31, 2005, properties held for sale total $13,179,000 (including the properties held in two limited liability companies) and properties held for investment total $23,215,000 (including the properties held in two limited liability companies). When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Three of the Partnership’s ten properties do not currently generate revenue. Expenses from real estate properties have decreased from approximately $4,524,000 to $3,853,000 (14.8%) for the years ended December 31, 2004 and 2005, respectively, and revenues associated with these properties have increased from $3,489,000 to $4,653,000 (33.4%), thus generating a net income from real estate properties of $800,000 during the year ended December 31, 2005 (compared to $1,035,000 net loss during 2004). The increase in net income from real estate properties during 2005 was primarily due to the sale of the hotel and casino co-owned by the Partnership in October 2004. Prior to sale, this property generated no revenue and resulted in a net loss to the Partnership of approximately $1,379,000 during 2004.

As of December 31, 2004 and 2003, the Partnership owned ten and eleven properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $16,971,000 and $15,771,000 in 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Partnership acquired certain properties through foreclosure on which it had trust deed investments totaling $18,875,000 and $4,300,000, respectively.

Changes in the allowance for real estate losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Balance, beginning of period	$660,000	$660,000	$250,000
Provision	--	83,294	584,532
Deductions	--	(83,294)	(174,532)

Balance, end of period	$660,000	$660,000	$660,000

2005 Foreclosure and Sales Activity

During the year ended December 31, 2005, the Partnership foreclosed on a first mortgage loan secured by industrial land and buildings located in Santa Clara, California in the amount of approximately $3,582,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan prior to foreclosure in the amount of approximately $148,000 and delinquent property taxes and legal fees in the amount of approximately $392,000 were capitalized to the basis in the property (total of approximately $4,122,000).

During the year ended December 31, 2005, nine lots (seven including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for approximately $1,409,000 resulting in a gain to the Partnership of approximately $369,000.

During the year ended December 31, 2005, a parcel of unimproved land located in Sacramento, California that was acquired by the Partnership through foreclosure in 1994 was sold for approximately $1,000,000, resulting in a gain to the Partnership of approximately $449,000.

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

During the year ended December 31, 2005, a Membership Interest Redemption Agreement was executed by the two members of OLH whereby the second member was removed for no consideration. There was no financial impact from the removal of the second member, as it did not have an equity balance in OLH. OLH will continue with the Partnership as the sole member and the assets, liabilities, income and expenses of OLH have been consolidated into the Partnership’s consolidated balance sheet and statement of income.

During the year ended December 31, 2005, the Partnership advanced an additional $143,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $25,000 primarily from collections on notes receivable. The net loss to the Partnership from OLH was approximately $113,000, $26,000 and $373,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is co-manager. Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net losses since inception because its joint venture partner has no capital in Dation. The assets, liabilities, income and expenses of Dation have been consolidated into the consolidated balance sheet and income statement of the Partnership.

Dation sold three, seven and four lots/houses, respectively, and repaid $40,000, $70,000, and $74,000, respectively, of the loan to the Partnership during the years ended December 31, 2005, 2004 and 2003. Dation also repaid $120,000 of Partnership capital contributions during the year ended December 31, 2005 and $47,000 and $130,000, respectively, of loan interest payable to the Partnership during the years ended December 31, 2005 and 2004. The Partnership advanced an additional $452,000 and $316,000 to Dation during the years ended December 31, 2005 and 2004, respectively.

The net operating income (loss) to the Partnership was approximately $296,000, $(142,000) and $(149,000) during the years ended December 31, 2005, 2004 and 2003, respectively.

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

The net income to the Partnership was approximately $133,000, $382,000, and $418,000 (including depreciation of approximately $511,000, $320,000 and $264,000) during the years ended December 31, 2005, 2004 and 2003, respectively. The minority interest of the joint venture partner of approximately $160,000 and $179,000 as of December 31, 2005 and 2004, respectively, is reported in the consolidated balance sheet. The Partnership’s investment in 720 University real property was approximately $14,898,000 and $14,830,000 as of December 31, 2005 and 2004, respectively. During the year ended December 31, 2004, the Partnership loaned $210,000 to 720 University to pay certain expenses related to the refinancing of 720 University’s note payable. Per the Operating Agreement, the loan earned interest at the rate of prime plus 2% per annum (7.25% at December 31, 2004) and was repaid in the first quarter of 2005.

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

At the time of foreclosure, the Partnership became subject to an existing 2nd deed of trust on the property with OFG as the lender, which is recorded as note and interest payable to general partner on the accompanying balance sheet. The principal, accrued interest and other charges on this note of approximately $1,103,000 were capitalized to the basis of the property at the time of foreclosure. Pursuant to an amendment to the note between the Partnership and OFG dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, OFG will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the OFG note.

The Partnership created a new entity, Bayview Gardens, LLC (“Bayview”), which is wholly owned by the Partnership. The facility operations are managed by an outside property manager. The net loss to the Partnership from Bayview was approximately $234,000 and $266,000 (including depreciation of approximately $191,000 and $99,000) for the years ended December 31, 2005 and 2004, respectively. The assets, liabilities, income and expenses of Bayview have been consolidated into the consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $5,991,000 and $6,166,000 as of December 31, 2005 and 2004 respectively.

Cash and Cash Equivalents

Cash and cash equivalents decreased from approximately $9,009,000 as of December 31, 2004 to approximately $7,139,000 as of December 31, 2005 ($1,870,000 or 20.8%) due primarily to an increase in investments in new mortgage loans during the month of December 2005.

Due to General Partner

Due to General Partner decreased from approximately $673,000 as of December 31, 2004 to $301,000 as of December 31, 2005 ($372,000 or 55.2%), due primarily to lower accrued management fees for the months of November and December 2005 as compared to November and December 2004. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $460,000 as of December 31, 2004 to $1,058,000 as of December 31, 2005 ($598,000 or 130.2%), due primarily to accrued delinquent property taxes and legal bills of approximately $414,000 on the property acquired through foreclosure in December 2005.

Note Payable

Note payable increased from approximately $9,729,000 as of December 31, 2004 to $10,500,000 as of December 31, 2005 ($771,000 or 7.9%), due to the refinancing of the note payable securing the Greeley, Colorado retail complex in February 2005. The pre-existing note payable was fully paid with the proceeds, and the additional funds from the new loan have been used for property improvements.

Note and Interest Payable to General Partner

Note and interest payable to general partner increased from approximately $1,103,000 as of December 31, 2004 to $1,269,000 (increase of $166,000 or 15.0%) as of December 31, 2005, due to the accrual of interest on the note payable to the General Partner during 2005.

Line of Credit Payable

Line of credit payable increased from no balance outstanding as of December 31, 2004 to $16,300,000 as of December 31, 2005 due to advances made on the line in December 2005 to enable the Partnership to invest in new mortgage loans. There was an additional $23,700,000 available to be advanced from the line of credit as of December 31, 2005.

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

As of December 31, 2005, management believes that the allowance for loan losses of $4,150,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

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

Withdrawal percentages have been 5.45%, 3.32%, 4.42%, 4.47% and 4.29% for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively. These percentages are the annual average of the limited partners’capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $50,000,000 ($10,000,000 was added to the line pursuant to a Modification Agreement in February 2006). There was $16,300,000 outstanding on the line of credit as of December 31, 2005. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of December 31, 2005.

As of December 31, 2005, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $45,489,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2007. The source of funds to fulfill these commitments will be payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

During the year ended December 31, 2005, cash flows provided by operating activities approximated $20,872,000. Investing activities used approximately $21,376,000 of net cash during the year, as approximately $176,565,000 was invested in mortgage loans, net of cash received of approximately $155,004,000 from the payoff or sale of mortgage loans during 2005. Financing activities used approximately $1,366,000 of cash during 2005, as approximately $18,792,000 was distributed to limited partners in the form of income distributions and capital withdrawals, net of $16,300,000 of cash advanced on the Partnership’s line of credit during 2005.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Partnership’s other financial instruments that are sensitive to changes in interest rates, including debt obligations, as of December 31, 2005. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2005.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended December 31,

	2006	2007	2008	2009	2010	Thereafter	Total
Interest earning
assets:
Money market
accounts	$6,382,800	--	--	--	--	--	$6,382,800
Average interest rate	3.8%	--	--	--	--	--	3.8%
Loans secured by
trust deeds	$177,630,078	$69,153,097	$5,018,035	$5,362,600	$83,490	$19,163,958	$276,411,258
Average interest rate	10.9%	10.8%	9.6%	9.5%	11.0%	10.4%	10.8%

Interest bearing
liabilities:
Note payable to bank	--	--	--	--	$113,994	$10,386,006	$10,500,000
Average interest rate	--	--	--	--	5.1%	5.1%	5.1%
Note and interest payable to
general partner	--	--	--	$1,268,750	--	--	$1,268,750
Average interest rate	--	--	--	12.0%	--	--	12.0%
Line of credit Payable	--	$16,300,000	--	--	--	--	$16,300,000
Average interest rate	--	7.25%	--	--	--	--	7.25%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The majority of the Partnership’s mortgage loans (92.4% as of December 31, 2005) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. The majority of Partnership loans do not have prepayment penalties for payoff prior to maturity, but many instead require the borrower to notify the General Partner of the intent to payoff within a specified period of time prior to payoff (usually 30 to 120 days). If this notification is not made within the proper time frame, the borrower may be charged interest for that number of days that notification was not received.

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

The Partnership’s note payable bears interest at a fixed rate of 5.07%. The Partnership’s line of credit payable ($16,300,000 at December 31, 2005) bears interest at a variable rate, tied to the bank prime rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit payable.

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

Item 9A. Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of December 31, 2005, which is the end of the period covered by this annual report on Form 10-K, the Partnership’s disclosure controls and procedures are effective.

There have been no significant changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Item 9B. Other Information

There was no information required to be filed in a Form 8-K during the fourth quarter of 2005.

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

The General Partner had a net worth of approximately $51,600,000 on December 31, 2005. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

o	William C. Owens – Mr. Owens, age 55, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

o	Bryan H. Draper – Mr. Draper, age 48, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the Board of Directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

o	William E. Dutra – Mr. Dutra, age 43, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

o	Andrew J. Navone – Mr. Navone, age 49, is a Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

o	Melina A. Platt – Ms. Platt, age 39, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

For these and certain other services the General Partner is entitled to receive a management fee of up to 2-3/4% per annum of the unpaid balance of the Partnership’s mortgage loans. The management fee is payable on all loans, including nonperforming or delinquent loans. The General Partner believes that a fee payable on delinquent loans is justified because of the expense involved in the administration of such loans. See “Compensation to the General Partner—Management Fees,” at page 7.

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

The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2005. Such fees were established by the General Partner and were not determined by arms-length negotiation.

	Year Ended December 31, 2005
Form of Compensation	Actual	Maximum Allowable
Paid by the Partnership:
Management Fees	$5,554,000	$6,738,000
Servicing Fees	613,000	612,000
Carried Interest	15,000	15,000

Subtotal	$6,182,000	$7,365,000

Paid by Borrowers:
Loan Origination Fees	$10,170,000	$10,170,000
Late Payment Charges	545,000	545,000

Subtotal	$10,715,000	$10,715,000

Grand Total	$16,897,000	$18,080,000

Reimbursement by the Partnership of
Other Expenses	$48,000	$48,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,749,000 units (1.3%) of the Partnership as of December 31, 2005. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

Item 13. Certain Relationships and Related Transactions

Transactions with Management and Others

Management Fee

The General Partner is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The amount of management fees to the General Partner for the year ended December 31, 2005 was approximately $5,554,000.

Servicing Fee

All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2005 was approximately $613,000.

Carried Interest

The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2004, the General Partner had made total cash capital contributions of $1,435,000 to the Partnership. During 2005, the Partnership incurred carried interest expense of $15,000.

Reimbursement of Other Expenses

The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement). During 2005, the Partnership reimbursed the General Partner for expenses in the amount of $48,000.

Compensation from Others

In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Loan Origination Fees

Loan origination fees, also called mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2005, the General Partner earned investment evaluation fees on Partnership loans in the amount of $10,170,000.

Late Payment Charges

All late payment charges paid by borrowers of delinquent mortgage loans, including additional interest and late payment fees, are retained by the General Partner. During 2005, the General Partner received late payment charges from borrowers of Partnership loans in the amount of $545,000.

Item 14. Principal Accounting Fees and Services

	2005	2004
Audit Fees	$96,324	$82,093

Audit-Related Fees	12,038	5,000

Tax Fees (1)	44,864	40,793

All Other Fees	--	--

Total	$152,226	$127,886

(1)	Tax services include tax research and compliance, tax planning and advice, and tax return preparation.

Before the accountant is engaged by the Partnership to render audit or non-audit services, the engagement is approved by the Board of Directors of the General Partner. All of the services listed above were approved by the Board of Directors of the General Partner of the Partnership.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a)(1)	List of Financial Statements:

Report of Registered Public Accounting Firm	F-1

Consolidated Balance Sheets - December 31, 2005 and 2004	F-2

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	F-3

Consolidated Statements of Partners’ Capital for the years ended December 31, 2005, 2004 and 2003	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-5

Notes to Consolidated Financial Statements	F-6

(2)	Schedule II- Valuation and Qualifying Accounts	F-25

Schedule IV- Mortgage Loans on Real Estate	F-26

(3)	Exhibits

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit
A to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed
April 18, 2005 and declared effective on April 28, 2005.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed
April 18, 2005 and declared effective on April 28, 2005.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to
Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed April
18, 2005 and declared effective on April 28, 2005.

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certification Pursuant to U.S.C. 18 Section 1350

*Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.

(b)	Exhibits:

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit
A to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed
April 18, 2005 and declared effective on April 28, 2005.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed
April 18, 2005 and declared effective on April 28, 2005.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to
Post-Effective Amendment No. 5 to the Form S-11 Registration Statement No. 333-69272 filed April
18, 2005 and declared effective on April 28, 2005.

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certification Pursuant to U.S.C. 18 Section 1350

(c)	Schedules:

Schedule II - Valuation and Qualifying Accounts Schedule IV - Mortgage Loans on Real Estate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

By: Owens Financial Group, Inc., General Partner

Dated: March 30, 2006	By: /s/ William C. Owens William C. Owens, Chief Executive Officer and President

Dated: March 30, 2006	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer and Secretary

Dated: March 30, 2006	By: /s/ Melina A. Platt Melina A. Platt, Controller

Report of Independent Registered Public Accounting Firm

The Partners Owens Mortgage Investment Fund

We have audited the accompanying consolidated balance sheets of Owens Mortgage Investment Fund, a California Limited Partnership, as of December 31, 2005 and 2004, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

San Francisco, California February 10, 2006

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

December 31, 2005 and 2004

Assets	2005	2004
Cash and cash equivalents	$7,139,028	$9,008,819

Loans secured by trust deeds, net of allowance for
losses of $4,150,000 in 2005 and $4,100,000 in 2004	272,261,258	254,331,902

Interest and other receivables	3,248,880	3,196,324
Due from affiliate	--	62,257
Real estate held for sale, net of allowance for
losses of $660,000 in 2005 and 2004	13,178,505	9,034,578
Real estate held for investment, net of accumulated depreciation
and amortization of $2,027,620 in 2005 and $1,282,430 in 2004	23,214,707	23,322,740

	$319,042,378	$298,956,620

Liabilities and Partners’ Capital
Liabilities:
Accrued distributions payable	$540,984	$546,219
Due to general partner	301,288	672,940
Accounts payable and accrued liabilities	1,058,151	459,700
Note payable	10,500,000	9,728,973
Note and interest payable to general partner	1,268,750	1,102,895
Line of credit payable	16,300,000	--

Total liabilities	29,969,173	12,510,727

Minority interest	159,942	178,597

Partners’ capital (units subject to redemption):
General partner	2,845,429	2,815,190
Limited partners
Authorized 500,000,000 units outstanding in 2005 and 2004;
487,538,570 and 472,687,651 units issued and 286,263,854 and
283,648,126 units outstanding in 2005 and 2004, respectively	286,067,834	283,452,106

Total partners’ capital	288,913,263	286,267,296

	$319,042,378	$298,956,620

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Income

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Interest income on loans secured by trust deeds	$26,208,059	$26,559,888	$27,538,573
Gain on sale of real estate, net	874,061	814,681	1,817,684
Rental and other income from real estate properties	4,652,671	3,488,580	2,712,791
Other income	755,758	989,559	165,737

Total revenues	32,490,549	31,852,708	32,234,785

Expenses:
Management fees to general partner	5,554,255	5,266,194	5,129,039
Servicing fees to general partner	612,556	662,603	635,398
Carried interest to general partner	15,319	9,164	20,342
Administrative	48,000	44,400	44,400
Legal and accounting	476,887	259,130	171,858
Rental and other expenses on real estate properties	3,852,989	4,524,057	2,691,789
Interest expense	719,237	1,118,204	373,524
Minority interest	8,445	54,670	(7,611)
Other	75,220	78,751	70,155
Recovery of bad debts	--	(240,000)	--
Provision for loan losses	50,000	--	679,370
Provision for losses on real estate properties
held for sale	--	83,294	584,532

Total expenses	11,412,908	11,860,467	10,392,796

Net income	$21,077,641	$19,992,241	$21,841,989

Net income allocated to general partner	$208,687	$198,208	$216,765

Net income allocated to limited partners	$20,868,954	$19,794,033	$21,625,224

Net income allocated to limited partners per
weighted average limited partnership unit	$0.07	$0.07	$0.08

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

Years Ended December 31, 2005, 2004 and 2003

				Total
	General	Limited partners		Partners’
	partner	Units	Amount	capital
Balances, December 31, 2002	$2,755,846	277,791,148	$277,595,128	$280,350,974

Net income	216,765	21,625,224	21,625,224	21,841,989
Sale of partnership units	40,684	1,394,732	1,394,732	1,435,416
Partners’ withdrawals	--	(12,090,578)	(12,090,578)	(12,090,578)
Partners’ distributions	(207,767)	(6,865,766)	(6,865,766)	(7,073,533)

Balances, December 31, 2003	2,805,528	281,854,760	281,658,740	284,464,268

Net income	198,208	19,794,033	19,794,033	19,992,241
Sale of partnership units	18,328	1,218,027	1,218,027	1,236,355
Partners’ withdrawals	--	(12,635,612)	(12,635,612)	(12,635,612)
Partners’ distributions	(206,874)	(6,583,082)	(6,583,082)	(6,789,956)

Balances, December 31, 2004	2,815,190	283,648,126	283,452,106	286,267,296

Net income	208,687	20,868,954	20,868,954	21,077,641
Sale of partnership units	30,638	330,150	330,150	360,788
Partners’ withdrawals	--	(12,243,806)	(12,243,806)	(12,243,806)
Partners’ distributions	(209,086)	(6,339,570)	(6,339,570)	(6,548,656)

Balances, December 31, 2005	$2,845,429	286,263,854	$286,067,834	$288,913,263

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$21,077,641	$19,992,241	$21,841,989
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sale of real estate properties	(874,061)	(814,681)	(1,817,684)
Provision for loan losses	50,000	--	679,370
Provision for losses on real estate properties
held for sale	--	83,294	584,532
Depreciation and amortization	755,512	470,060	315,790
Changes in operating assets and liabilities:
Interest and other receivables	(200,035)	582,174	(162,136)
Accounts payable and accrued liabilities	206,247	248,706	93,969
Due from affiliate	62,257	130,390	--
Due to general partner	(371,652)	(493,582)	209,722
Interest payable to general partner	165,855	--	--

Net cash provided by operating activities	20,871,764	20,198,602	21,745,552

Cash flows from investing activities:
Purchases of loans secured by trust deeds	(176,565,494)	(137,800,776)	(168,074,409)
Principal collected on loans	285,499	564,546	544,569
Loan payoffs	132,058,449	126,303,534	158,193,385
Sales of loans to third parties at face value	22,660,000	--	--
Investment in real estate properties	(2,493,387)	(3,566,179)	(4,874,689)
Net proceeds from disposition of real estate properties	2,697,915	19,986,374	2,680,715
Proceeds received from real estate joint venture	--	--	7,695,550
Minority interest in corporate joint venture	(18,655)	54,670	(7,611)

Net cash (used in) provided by investing activities	(21,375,673)	5,542,169	(3,842,490)

Cash flows from financing activities:
Proceeds from sale of partnership units	360,788	1,236,355	1,435,416
Accrued distributions payable	(5,235)	(27,506)	(45,509)
Advances on note payable	--	1,124,570	687,092
Repayments on note payable	(9,728,973)	(272,800)	--
Proceeds from origination of note payable	10,500,000	--	--
Advances on (repayments of) line of credit payable, net	16,300,000	(6,000,000)	(867,371)
Partners’ cash distributions	(6,548,656)	(6,789,956)	(7,073,533)
Partners’ capital withdrawals	(12,243,806)	(12,635,612)	(12,090,578)

Net cash used in financing activities	(1,365,882)	(23,364,949)	(17,954,483)

Net (decrease) increase in cash and cash equivalents	(1,869,791)	2,375,822	(51,421)

Cash and cash equivalents at beginning of year	9,008,819	6,632,997	6,684,418

Cash and cash equivalents at end of year	$7,139,028	$9,008,819	$6,632,997

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$554,746	$1,090,098	$389,273

See notes 3, 4 and 5 for supplemental disclosure of noncash investing and financing activities. The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 286,263,854, 283,648,126 and 281,854,760 as of December 31, 2005, 2004 and 2003, respectively.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies located in Oregon, Louisiana, Colorado and California (see Notes 4 and 5). All significant inter-company transactions and balances have been eliminated in consolidation.

Certain reclassifications not affecting net income have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

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

SFAS 154

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3. SFAS 154 replaces APB Opinion No. 20 and FASB Statement No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application of prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Partnership does not expect the implementation of SFAS 154 to have a material impact on its consolidated financial position or results of operations.

SOP 03-3

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Partnership will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The implementation of SOP 03-3 did not have a material impact on the Partnership’s consolidated financial position or results of operations.

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

The Partnership maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed Federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Real estate held for sale includes real estate acquired through foreclosure (including two properties within consolidated limited liability companies). These investments are carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

Real estate held for investment includes real estate purchased or acquired through foreclosure and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value. Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements (5-39 years). Depreciation of tenant improvements and amortization of lease commissions is provided on the straight-line method over the lives of the related leases.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Partnership periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. During the year ended December 31, 2004, the Partnership recorded an allowance for losses in the amount of $83,294 related to a hotel and casino received through foreclosure during 2004. This allowance was recovered when the property was sold during 2004. During the year ended December 31, 2003, the Partnership recorded an allowance for losses in the amount of $410,000 from its investment in the Oregon limited liability company (see Note 4).

(i)	Income Taxes

No provision is made for income taxes since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

(3)	Loans Secured by Trust Deeds

Loans secured by trust deeds as of December 31, 2005 and 2004 are as follows:

	2005	2004
Income-producing properties	$157,571,480	159,885,572
Construction	52,078,648	66,934,856
Unimproved land	66,297,768	31,396,474
Residential	463,362	215,000

	$276,411,258	258,431,902

First mortgages	$268,231,741	256,372,106
Second mortgages	8,179,517	2,059,796

	$276,411,258	258,431,902

Scheduled maturities of loans secured by trust deeds as of December 31, 2005 and the interest rate sensitivity of such loans are as follows:

	Fixed interest rate	Variable interest rate	Total
Year ending December 31:
2005 (past maturity)	$46,454,274	1,714,807	48,169,081
2006	129,460,997	--	129,460,997
2007	69,153,097	--	69,153,097
2008	4,233,263	784,772	5,018,035
2009	5,362,600	--	5,362,600
2010	--	83,490	83,490
Thereafter (through 2014)	811,282	18,352,676	19,163,958

	$255,475,513	20,935,745	276,411,258

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (4.38%, 4.35% and 4.39%, respectively, as of December 31, 2005), the prime rate (7.25% as of December 31, 2005) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (3.19% and 3.20%, respectively, as of December 31, 2005) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of December 31, 2005 and 2004:

	December 31, 2005 Balance	Portfolio Percentage	December 31, 2004 Balance	Portfolio Percentage
Arizona	$21,024,788	$7.61%	27,699,326	10.72%
California	129,127,604	46.72%	157,309,967	60.87%
Colorado	12,129,520	4.39%	--	--
Hawaii	1,300,000	0.47%	15,300,000	5.92%
Idaho	1,636,923	0.59%	1,721,726	0.67%
North Carolina	15,465,000	5.60%	18,715,000	7.24%
Nevada	14,936,952	5.40%	9,087,254	3.51%
South Carolina	3,301,509	1.19%	3,301,509	1.28%
Texas	25,635,000	9.27%	2,635,000	1.02%
Utah	39,329,651	14.23%	11,620,593	4.50%
Virginia	3,185,000	1.15%	3,185,000	1.23%
Washington	9,339,311	3.38%	7,856,527	3.04%

	$276,411,258	100.00%	$258,431,902	100.00%

As of December 31, 2005 and 2004, $268,072,000 (97.0%) and $249,430,000 (96.5%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

As of December 31, 2005 and 2004, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $45,489,000 and $10,886,000, respectively.

As of December 31, 2005 and 2004, the Partnership participated in 4 and 3 separate loans, respectively, with a total principal balance of $23,000,000 and $24,237,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of these loans, the Partnership is guaranteed its share of interest and principal prior to any other investors participated in such loans. During the year ended December 31, 2005, the Lead Lender purchased the Partnership’s interest in one participated loan for approximately $15,473,000 ($14,000,000 principal and approximately $1,473,000 of interest). A successor to another co-participant in that loan initiated a civil action in U.S. District Court, District of Nevada, against the Partnership and the Lead Lender on October 7, 2005. The suit seeks to set aside the purchase of the Partnership's participation in the loan and the accrued interest thereon by the Lead Lender, as well as for other associated relief, based on the plaintiff’s allegations that it refused to consent to the sale, that the Intercreditor Agreement required its consent, that the sale was nevertheless completed in July 2005, and the Lead Lender succeeded to the Partnership’s priority interest in the loan. The plaintiff also seeks its costs and attorneys fees incurred in the action. The lawsuit is in its early stages and discovery has not been concluded. The Partnership appears to have valid defenses to the claims. Nevertheless, and in an effort to terminate the lawsuit early and reduce the cost of litigation, the Lead Lender and the Partnership have made a joint offer of judgment to the plaintiff for $25,000. The offer is not an admission of liability and, if accepted, the litigation will be terminated. If not accepted, the case will proceed to final termination by motion practice or trial. The Partnership feels that it has meritorious defenses to the claims and it intends to contest the case vigorously.

During the year ended December 31, 2005, the Partnership sold full interests in three loans at their face values (including the $14,000,000 loan discussed above) to unrelated parties in the total amount of $22,660,000. The sales of these loans resulted in no gain or loss in the accompanying consolidated financial statements.

The scheduled maturities for 2005 include approximately $48,169,000 of loans which are past maturity as of December 31, 2005, of which $15,820,000 represents loans for which interest payments are delinquent over 90 days. Of the total past maturity loans as of December 31, 2005, $6,413,000 was paid off and $13,999,000 was rewritten subsequent to year end.

During the years ended December 31, 2005 and 2004, the Partnership refinanced loans totaling $11,843,000 and $26,367,000, respectively, thereby extending the maturity dates of such loans.

The Partnership’s investment in impaired loans that were delinquent in payments greater than 90 days was approximately $25,899,000 and $37,319,000 as of December 31, 2005 and 2004, respectively. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $32,349,000 and $23,583,000 as of December 31, 2005 and 2004, respectively. Of the impaired loans, approximately $0 and $4,000,000, respectively, were in the process of foreclosure and $1,600,000 and $5,182,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2005 and 2004.

The Partnership’s allowance for loan losses was $4,150,000 and $4,100,000 as of December 31, 2005 and 2004, respectively. Of the total impaired loans as of December 31, 2005 and 2004, $10,079,000 and $10,937,000, respectively, had a specific related allowance for loan losses totaling $1,500,000 and $1,300,000, respectively. There was a non-specific allowance for loan losses of $2,650,000 and $2,800,000, respectively, for the remaining loans.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days and past maturity loans) was approximately $56,279,000 and $52,334,000 as of December 31, 2005 and 2004, respectively. Interest income received on impaired loans during the years ended December 31, 2005, 2004 and 2003 was approximately $9,843,000, $7,407,000, and $4,698,000, respectively.

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Balance, beginning of year	$4,100,000	4,100,000	4,774,000
Provision	50,000	--	679,000
Charge-offs	--	--	(1,353,000)

Balance, end of year	$4,150,000	4,100,000	4,100,000

As of December 31, 2005 and 2004, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 36% ($100,218,000) and 53% ($135,867,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(4)	Real Estate Held for Sale

Real estate properties held for sale as of December 31, 2005 and 2004 consists of the following properties acquired through foreclosure from 1994 through 2005:

	2005	2004
Commercial lot, Sacramento, California	$--	$521,828

Manufactured home subdivision development, Ione,
California	840,374	1,042,971

Undeveloped land, Gresham, Oregon, net of valuation
allowance of $250,000	1,374,048	1,374,048

Undeveloped land, San Jose, California	3,025,992	3,025,992

Industrial land and buildings, Santa Clara, California	4,121,873	--

Eight condominium units, Lincoln City, Oregon, net of valuation allowance of $410,000 (held within Oregon Leisure Homes, LLC)	1,117,924	1,121,784

Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,698,294	1,947,955

	$13,178,505	9,034,578

The acquisition of certain real estate properties through foreclosure (including properties held for investment – see Note 5) resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of approximately $3,582,000, $18,875,000 and $3,300,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

2005 Foreclosure and Sales Activity

During the year ended December 31, 2005, the Partnership foreclosed on a first mortgage loan secured by industrial land and buildings located in Santa Clara, California in the amount of approximately $3,582,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan prior to foreclosure in the amount of approximately $148,000 and delinquent property taxes and legal fees in the amount of approximately $392,000 were capitalized to the basis in the property (total of approximately $4,122,000).

During the year ended December 31, 2005, nine lots (seven including houses) located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for approximately $1,409,000 resulting in a gain to the Partnership of approximately $369,000.

During the year ended December 31, 2005, a parcel of unimproved land located in Sacramento, California that was acquired by the Partnership through foreclosure in 1994 was sold for approximately $1,000,000, resulting in a gain to the Partnership of approximately $449,000.

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

Changes in the allowance for real estate losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Balance, beginning of year	$660,000	660,000	250,000
Provision	--	83,294	584,532
Deductions	--	(83,294)	(174,532)

Balance, end of year	$660,000	660,000	660,000

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

During the year ended December 31, 2005, a Membership Interest Redemption Agreement was executed by the two members of OLH whereby the second member was removed for no consideration. There was no financial impact from the removal of the second member, as it did not have an equity balance in OLH. OLH will continue with the Partnership as the sole member and consolidated into the Partnership’s consolidated balance sheet and statement of income.

2005 Activity

During the year ended December 31, 2005, the Partnership advanced an additional $143,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $25,000 primarily from collections on notes receivable. The net loss to the Partnership from OLH was approximately $113,000 for the year ended December 31, 2005.

2004 Activity

During the year ended December 31, 2004, the Partnership advanced an additional $49,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $310,000 primarily from collections on notes receivable. The net loss to the Partnership was approximately $26,000 for the year ended December 31, 2004.

2003 Activity

During the year ended December 31, 2003, the Partnership advanced an additional $1,037,000 to OLH for continued development and marketing of the condominium units and houses and received repayment of advances of $1,008,000 from sales and collections on notes receivable. During the year ended December 31, 2003, OLH sold the remaining one interest in the first ocean house and seven interests in the second ocean house for total cash proceeds of $670,000 and notes taken back in the amount of $420,000, resulting in gains in the total amount of $329,000. Both ocean houses were fully sold as of December 31, 2003.

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

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is co-manager. Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net losses since inception because its joint venture partner has no capital in Dation. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership.

Dation sold three, seven and four lots/houses, respectively, and repaid $40,000, $70,000, and $74,000, respectively, of the loan to the Partnership during the years ended December 31, 2005, 2004 and 2003. Dation also repaid $120,000 of Partnership capital contributions during the year ended December 31, 2005 and $47,000 and $130,000, respectively, of loan interest payable to the Partnership during the years ended December 31, 2005 and 2004. The Partnership advanced an additional $452,000 and $316,000 to Dation during the years ended December 31, 2005 and 2004, respectively.

The net operating income (loss) to the Partnership was approximately $296,000, $(142,000) and $(149,000) during the years ended December 31, 2005, 2004 and 2003, respectively.

(5)	Real Estate Held for Investment

Real estate held for investment as of December 31, 2005 and 2004 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, a commercial building located in Roseville, California, and an assisted living facility located in Monterey, California as follows:

	2005	2004
Land	$5,690,620	5,690,620
Buildings	14,983,248	14,699,653
Improvements	3,907,427	3,513,323
Other	661,032	701,574

	25,242,327	24,605,170
Less: Accumulated depreciation
and amortization	(2,027,620)	(1,282,430)

	$23,214,707	23,322,740

During the year ended December 31, 2003, the Partnership sold an office building and undeveloped land located in Monterey, California (in separate transactions) for total proceeds of $2,965,000, resulting in a total gain of $961,000.

Depreciation and amortization expense was $756,000, $470,000 and $316,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

At the time of foreclosure, the Partnership became subject to an existing 2nd deed of trust on the property with OFG as the lender, which is recorded as note and interest payable to general partner on the accompanying balance sheet. The principal, accrued interest and other charges on this note of approximately $1,103,000 were capitalized to the basis of the property at the time of foreclosure. Pursuant to an amendment to the note between the Partnership and OFG dated June 8, 2004, the maturity date on the note was extended to June 8, 2009 and all interest and other accrued charges were deferred until maturity. In addition, the amendment specifies that upon the sale of the property, OFG will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to the OFG note.

The Partnership created a new entity, Bayview Gardens, LLC (“Bayview”), which is wholly owned by the Partnership. The facility operations are managed by an outside property manager. The net loss to the Partnership from Bayview was approximately $234,000 and $266,000 (including depreciation of approximately $191,000 and $99,000) for the years ended December 31, 2005 and 2004, respectively. The assets, liabilities, income and expenses of Bayview have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $5,991,000 and $6,166,000 as of December 31, 2005 and 2004 respectively.

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

The net income to the Partnership was approximately $133,000, $382,000, and $418,000 (including depreciation of approximately $511,000, $320,000 and $264,000) during the years ended December 31, 2005, 2004 and 2003, respectively. The minority interest of the joint venture partner of approximately $160,000 and $179,000 as of December 31, 2005 and 2004, respectively, is reported in the accompanying consolidated balance sheet. The Partnership’s investment in 720 University real property was approximately $14,898,000 and $14,830,000 as of December 31, 2005 and 2004, respectively. During the year ended December 31, 2004, the Partnership loaned $210,000 to 720 University to pay certain expenses related to the refinancing of 720 University’s note payable. Per the Operating Agreement, the loan earned interest at the rate of prime plus 2% per annum (7.25% at December 31, 2004) and was repaid in the first quarter of 2005.

(6)	Note Payable

The Partnership has a note payable with a bank through its investment in 720 University (see note 5), which is secured by the retail development located in Greeley, Colorado. During 2005, 720 University obtained a new note with a financial institution in the amount of $10,500,000, which fully repaid its existing note payable with a balance of $9,729,000 as of December 31, 2004 and provided additional funds for property improvements. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the years ended December 31, 2005, 2004 and 2003 was approximately $542,000, $407,000 and $345,000, respectively. The note contains certain covenants, which the Company has complied with as of December 31, 2005.

(7)	Note and Interest Payable to General Partner

The Partnership has a note and interest payable to the General Partner in the total amount of approximately $1,269,000 and $1,103,000 as of December 31, 2005 and 2004, respectively, as a result of the deed in lieu of foreclosure obtained on a Partnership loan in June 2004. The principal balance of the original note of $907,000 bears interest at the rate of 12.0% per annum, which is to be accrued and deferred until maturity. The Partnership recorded interest expense on this note of approximately $166,000 during the year ended December 31, 2005. The note was amended at the time of foreclosure in June 2004 to extend the maturity date to June 8, 2009 and specifies that upon the sale of the property the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale, including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to this note.

(8)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. All assets of the Partnership are pledged as security for the line of credit. The balance outstanding on the line of credit was $16,300,000 and $0 as of December 31, 2005 and 2004, respectively. Borrowings under this line of credit bear interest at the bank’s prime rate, which was 7.25% as of December 31, 2005. The interest rate will be increased by 2% upon an event of default of the Partnership. Interest expense was approximately $12,000, $711,000 and $28,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The line of credit expires on July 31, 2007. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of December 31, 2005.

In February 2006, the Partnership’s line of credit agreement was modified and increased by $10,000,000 (to $50,000,000) to provide interim financing for the acquisition of mortgage loans by the Partnership. The terms and conditions of the existing credit agreement were maintained with the modification except the additional $10,000,000 available expires on July 31, 2006.

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

The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $14,569,000, $14,091,000 and $13,855,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

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

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; OFG has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2005, OFG had made cash capital contributions of $1,435,000 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

The carried interest expense charged to the Partnership was $15,000, $9,000 and $20,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(10)	Contingency Reserves

In accordance with the Partnership Agreement and to satisfy the Partnership’s liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,435,000 as of December 31, 2005), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts will be available as an additional contingency reserve, if necessary.

The contingency reserves required as of December 31, 2005 and 2004 were approximately $5,746,000 and $5,694,000, respectively. Cash and cash equivalents as of the same dates were accordingly maintained as reserves.

(11)	Income Taxes

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	2005	2004
Partners’ capital per financial statements	$288,913,263	286,267,296
Accrued interest income	(1,774,152)	(1,988,076)
Allowance for loan losses	4,150,000	4,100,000
Allowance for real estate held for sale/investment	660,000	660,000
Accrued distributions	540,984	546,219
Accrued fees due to general partner	(21,165)	140,687
Tax-deferred gains on sales of real estate	(2,690,850)	(2,690,850)
Other	373,997	479,051

Partners’ capital per federal income tax return	$290,152,077	287,514,327

(12)	Transactions with Affiliates

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed (1)/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $5,554,000, $5,266,000 and $5,129,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $613,000, $663,000 and $635,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2005 and 2004, the Partnership owed management and servicing fees to OFG in the amounts of $284,000 and $669,000, respectively.

The maximum servicing fees were paid to OFG during the years ended December 31, 2005, 2004 and 2003. If the maximum management fees had been paid to OFG during the years ended December 31, 2005, 2004 and 2003, the management fees would have been $6,738,000 (increase of $1,184,000), $7,289,000 (increase of $2,023,000) and $6,992,000 (increase of $1,863,000), respectively, which would have reduced net income allocated to limited partners by approximately 5.6%, 10.1% and 8.5%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.07, $.06 and $.07, respectively.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Partnership loans totaled approximately $545,000, $416,000 and $347,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $25,000, $50,000 and $111,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $10,170,000, $4,034,000 and $6,829,000 on loans originated of approximately $255,184,000, $144,801,000 and $169,425,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Such fees as a percentage of loans purchased by the Partnership were 2.4%, 2.8% and 4.0% for the years ended December 31, 2005, 2004 and 2003, respectively.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the years ended December 31, 2005, 2004 and 2003 were $48,000, $44,000 and $134,000, respectively.

(13)	Net Income per Limited Partner Unit

Net income per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were approximately 285,018,000, 282,307,000 and 280,644,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(14)	Rental Income

The Partnership’s real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to twenty-one years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2005, and thereafter is as follows:

Year ending December 31:
2006	$1,920,836
2007	1,431,768
2008	1,129,232
2009	923,186
2010	617,652
Thereafter (through 2026)	4,240,370

$10,263,044

(15)	Fair Value of Financial Instruments

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

The carrying value of these instruments of $276,411,000 approximates the fair value as of December 31, 2005. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $4,150,000 as of December 31, 2005 is also considered in evaluating the fair value of loans secured by trust deeds.

(c)	Note Payable and Note Payable to General Partner

The carrying value of the Partnership’s line of credit payable of $16,300,000, note payable of $10,500,000 and note and interest payable to general partner of $1,269,000 approximate the fair values as of December 31, 2005. The fair values are estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

(16)	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues:
2005	$7,832,816	$9,639,247	$7,402,240	$7,616,246	$32,490,549
2004	7,790,596	8,113,342	8,140,413	7,808,357	31,852,708

Expenses:
2005	3,072,024	4,685,908	1,810,164	1,844,812	11,412,908
2004	2,243,636	3,080,477	3,528,607	3,007,747	11,860,467

Net Income Allocated to
General Partner
2005	47,113	49,023	55,357	57,194	208,687
2004	54,934	49,922	45,701	47,651	198,208

Net Income Allocated to
Limited Partners
2005	4,713,679	4,904,316	5,536,719	5,714,240	20,868,954
2004	5,492,026	4,982,943	4,566,105	4,752,959	19,794,033

Net Income Allocated to
Limited Partners per
Weighted Average Limited
Partnership Unit
2005	0.01	0.02	0.02	0.02	0.07
2004	0.02	0.02	0.01	0.02	0.07

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PROVISION FOR LOAN LOSSES ROLLFORWARD

Balance at January 1, 2003	$4,774,000
Provision	679,000
Charge-offs	(1,353,000)

Balance at December 31, 2003	4,100,000
Provision	--
Charge-offs	--

Balance at December 31, 2004	4,100,000
Provision	50,000
Charge-offs	--

Balance at December 31, 2005	$4,150,000

PROVISION FOR LOSSES ON REAL ESTATE ROLLFORWARD

Balance at January 1, 2003	$250,000
Charges to costs and expenses	584,532
Deductions	(174,532)

Balance at December 31, 2003	660,000
Charges to costs and expenses	83,294
Deductions	(83,294)

Balance at December 31, 2004	660,000
Charges to costs and expenses	--
Deductions	--

Balance at December 31, 2005	$660,000

SCHEDULE IV

OWENS MORTGAGE INVESTMENT FUND
MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2005

Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF LOAN
Income Producing	7.25-14.50%	Current to Sept. 2014	$157,571,480	$42,620,834	$24,299,216
Construction	10.00-12.00%	July 2006 to Mar. 2008	52,078,648	--	--
Land	10.00-15.00%	Current to Dec. 2007	66,297,768	5,333,247	1,600,000
Residential	10.00-12.00%	Current to Dec. 2007	463,362	215,000	--

TOTAL			$276,411,258	$48,169,081	$25,899,216

AMOUNT OF LOAN
$0-250,000	10.00-14.50%	Current to Sept. 2014	$1,728,698	$644,807	$496,540
$250,001-500,000	10.00-12.00%	Current to Feb. 2013	6,458,447	2,617,747	350,000
$500,001-1,000,000	7.25-12.50%	Current to July 2008	5,916,973	2,582,201	--
Over $1,000,000	8.00-15.00%	Current to June 2014	262,307,140	42,324,326	25,052,676

TOTAL			$276,411,258	$48,169,081	$25,899,216

POSITION OF LOAN
First	8.00-15.00%	Current to Sept. 2014	$268,231,741	$48,169,081	$25,899,216
Second	7.25-12.00%	July 2006 to July 2008	8,179,517	--	--

TOTAL			$276,411,258	$48,169,081	$25,899,216

NOTE 1:	All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.

NOTE 2:

Balance at beginning of period (1/1/03)	$260,211,121
Additions during period:
New mortgage loans	168,074,409
Note taken back from sale of real estate property	1,480,000

Subtotal	429,765,530
Deductions during period:
Collection of principal	158,737,954
Charge-off of loans against allowance for loan losses	353,370
Foreclosures	4,300,000

Balance at end of period (12/31/03)	$266,374,206

Balance at beginning of period (1/1/04)	$266,374,206
Additions during period:
New mortgage loans	137,800,776

Subtotal	404,174,982
Deductions during period:
Collection of principal	126,868,080
Foreclosures	18,875,000

Balance at end of period (12/31/04)	$258,431,902

Balance at beginning of period (1/1/05)	$258,431,902
Additions during period:
New mortgage loans	176,565,494

Subtotal	434,997,396
Deductions during period:
Collection of principal	132,343,948
Sales of loans to third parties at face value	22,660,000
Foreclosures	3,582,190

Balance at end of period (12/31/05)	$276,411,258

During the years ended December 31, 2005, 2004 and 2003, the Partnership refinanced loans totaling $11,843,000, $26,367,000 and $37,735,000, respectively, thereby extending the maturity date.

NOTE 3:	Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2005. There are no other loans that exceed 3% of the total loans as of December 31, 2005:

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Condominiums and Resort Hotel (Construction Loan) Midway, Utah………	12.00%	1/6/07	Interest only, balance due at maturity	None	$62,200,000	$27,236,213	$ 0

Improved Residential Lots and Golf Course (Construction Loan) Auburn, California………	11.00%	12/21/06	Interest only, balance due at maturity	None	$25,401,000	$14,861,394	$ 0

Hotel Sedona, Arizona………	12.00%	12/31/05	Interest only, balance due at maturity	None	$12,000,000	$12,000,000	$12,000,000

Apartment Complex Austin, Texas………	8.00%	12/31/06	Interest only, balance due at maturity	None	$11,700,000	$11,700,000	$ 0

Office and Retail Buildings in Seattle, WA, Renton, WA, Nampa, ID, Reno, NV, Olympia, WA, Gig Harbor, WA, Richland, WA & Idaho Falls, ID	12.00%	2/1/13	Principal and interest due monthly	None	$13,240,000	$9,352,676	$ 9,352,676 See Note 5

Unimporved Land Gypsum, CO………	12.00%	7/1/06	Interest only, balance due at maturity	None	$11,000,000	$ 9,129,520	$ 0

Mixed Commercial Building S. Lake Tahoe, California………	8.50%	6/24/14	Interest only, balance due at maturity	None	$19,000,000	$ 9,000,000	$ 0

NOTE 4:	All amounts reported in this Schedule IV represent the aggregate cost for Federal income tax purposes.

NOTE 5:	A loan loss allowance in the amount of $1,500,000 has been established as of December 31, 2005 on the loan with a carrying amount of $9,352,676 under Note 3 above.