Form 10-Q
period 2006-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2006-05-15
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

	(UNAUDITED) March 31 2006	December 31 2005
ASSETS
Cash and cash equivalents	$7,472,354	$7,139,028
Loans secured by trust deeds, net of allowance for
losses of $4,150,000 in 2006 and 2005	276,717,656	272,261,258
Interest and other receivables	4,081,617	3,248,880
Real estate held for sale, net of allowance for losses
of $660,000 in 2006 and 2005	13,358,624	13,178,505
Real estate held for investment, net of accumulated depreciation
and amortization of $2,211,218 in 2006 and $2,027,620 in 2005	23,204,012	23,214,707

	$324,834,263	$319,042,378

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$555,047	$540,984
Due to general partner	848,175	301,288
Accounts payable and accrued liabilities	780,279	1,058,151
Note payable	10,500,000	10,500,000
Line of credit payable	21,056,000	16,300,000
Note and interest payable to general partner	1,295,974	1,268,750

Total Liabilities	35,035,475	29,969,173

Minority interest	162,940	159,942

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,853,153	2,845,429
Limited partners	286,782,695	286,067,834

Total partners’ capital	289,635,848	288,913,263

	$324,834,263	$319,042,378

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income

For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	For the Three Months Ended
	March 31 2006	March 31 2005
REVENUES:
Interest income on loans secured by trust deeds	$7,272,404	$6,658,475
Gain on sale of real estate	22,395	96,153
Rental and other income from real estate properties	1,287,850	1,007,717
Other income	81,950	70,471

Total revenues	8,664,599	7,832,816

EXPENSES:
Management fees to general partner	1,170,295	1,139,418
Servicing fees to general partner	182,246	156,731
Carried interest to general partner	3,319	8,302
Administrative	12,000	12,000
Legal and accounting	87,778	121,075
Rental and other expenses on real estate properties	1,040,109	1,033,192
Interest expense	654,838	224,196
Minority interest	9,198	(2,128)
Provision for loan losses	--	(350,000)
Other	14,750	29,238

Total expenses	3,174,533	3,072,024

Net income	$5,490,066	$4,760,792

Net income allocated to general partner	$54,365	$47,113

Net income allocated to limited partners	$5,435,701	$4,713,679

Net income allocated to limited partners
per weighted average limited partnership unit
(286,562,000 and 284,420,000 average units
in 2006 and 2005, respectively)	$.02	$.02

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

	March 31 2006	March 31 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,490,066	$4,760,792
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(22,395)	(96,153)
Provision for loan losses	--	350,000
Depreciation and amortization	190,789	226,736
Changes in operating assets and liabilities:
Interest and other receivables	(832,737)	(345,697)
Due from affiliate	--	47,326
Accounts payable and accrued liabilities	(277,872)	(83,002)
Interest payable to general partner	27,224	--
Due to general partner	546,887	(141,701)

Net cash provided by operating activities	5,121,962	4,718,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans secured by trust deeds	(60,437,565)	(17,415,936)
Principal collected on loans	40,962	100,828
Loan payoffs	46,940,205	23,040,072
Sales of loans to third parties	9,000,000	8,660,000
Investment in real estate properties	(849,290)	(220,172)
Net proceeds from disposition of real estate properties	82,994	373,740
Minority interest in limited liability companies	2,998	(2,128)

Net cash provided by (used in) investing activities	(4,791,218)	13,907,286

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	6,638	16,604
Accrued distributions payable	14,063	1,595
Repayments on note payable	--	(9,728,973)
Proceeds from origination of note payable	--	10,500,000
Net advances on line of credit	4,756,000	--
Partners’ cash distributions	(1,647,473)	(1,640,486)
Partners’ capital withdrawals	(3,126,646)	(2,161,615)

Net cash provided by (used in) financing activities	2,582	(3,012,875)

Net increase in cash and cash equivalents	333,326	15,612,712

Cash and cash equivalents at beginning of period	7,139,028	9,008,819

Cash and cash equivalents at end of period	$7,472,354	$24,621,531

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$488,895	$133,142

See note 2 for supplemental disclosure of non-cash investing activities.

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2005

(1)	Summary of Significant Accounting Policies

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

(2)	Loans Secured by Trust Deeds and Allowance for Loan Losses

Loans secured by trust deeds as of March 31, 2006 and December 31, 2005 are as follows:

	2006	2005

Income-producing properties	$165,332,465	157,571,480
Construction	59,311,840	52,078,648
Unimproved land	55,874,689	66,297,760
Residential	348,662	463,362

	$280,867,656	276,411,258

First mortgages	$271,201,199	268,231,741
Second mortgages	9,666,457	8,179,517

	$280,867,656	276,411,258

Scheduled maturities of loans secured by trust deeds as of March 31, 2006 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total
Year ending March 31:
2006 (past maturity)	$26,178,750	1,600,000	27,778,750
2007	149,698,239	--	149,698,239
2008	78,203,631	--	78,203,631
2009	--	784,772	784,772
2010	5,339,646	--	5,339,646
2011	--	80,093	80,093
Thereafter (through 2014)	809,849	18,172,676	18,982,525

	$260,230,115	20,637,541	280,867,656

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2006 and December 31, 2005:

	March 31, 2006 Balance	Portfolio Percentage	December 31, 2005 Balance	Portfolio Percentage
Arizona	$35,630,246	12.69%	$21,024,788	7.61%
California	131,738,907	46.90%	129,127,604	46.72%
Colorado	13,463,689	4.79%	12,129,520	4.39%
Hawaii	1,300,000	0.46%	1,300,000	0.47%
Idaho	1,605,419	0.57%	1,636,923	0.59%
North Carolina	15,465,000	5.51%	15,465,000	5.60%
Nevada	8,918,920	3.18%	14,936,952	5.40%
South Carolina	3,301,509	1.18%	3,301,509	1.19%
Texas	19,835,000	7.06%	25,635,000	9.27%
Utah	37,148,217	13.23%	39,329,651	14.23%
Virginia	3,185,000	1.13%	3,185,000	1.15%
Washington	9,275,749	3.30%	9,339,311	3.38%

	$280,867,656	100.00%	$276,411,258	100.00%

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (4.82%, 4.82% and 4.86%, respectively, as of March 31, 2006), the prime rate (7.75% as of March 31, 2006) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (3.62% and 3.45%, respectively, as of March 31, 2006) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

As of March 31, 2006 and December 31, 2005, approximately $272,681,000 (97.1%) and $268,072,000 (97.0%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

As of March 31, 2006, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $42,091,000.

As of March 31, 2006 and December 31, 2005, the Partnership participated in two and four loans, respectively, with a total principal balance of $13,000,000 and $23,000,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of the participated loans as of March 31, 2006 and December 31, 2005, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loans. During the three months ended March 31, 2006, the Lead Lender purchased in full the Partnership’s participation interest in two participated loans with a total principal balance of $9,000,000. In addition, in April 2006 (subsequent to quarter end), the Lead Lender purchased in full the two remaining participated loans with a total principal balance of $13,000,000. The scheduled maturities for 2006 include approximately $27,779,000 of loans that are past maturity as of March 31, 2006, of which $15,820,000 represents loans for which interest payments are delinquent over 90 days. Of the total past maturity loans as of March 31, 2006, $120,000 was paid off subsequent to quarter end.

During the three months ended March 31, 2006 and 2005, the Partnership refinanced loans totaling $16,500,000 and $11,621,000, respectively.

The Partnership’s investment in impaired loans that were delinquent in monthly payments greater than ninety days was approximately $25,599,000 and $25,899,000 as of March 31, 2006 and December 31, 2005, respectively. In addition, the Partnership’s investment in impaired loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $11,959,000 and $32,349,000 as of March 31, 2006 and December 31, 2005, respectively. Of these impaired loans, none were in the process of foreclosure and $1,600,000 involved borrowers who were in bankruptcy as of March 31, 2006 and December 31, 2005.

The Partnership’s investment in loans delinquent in monthly payments greater than ninety days consisted of nine and ten loans as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, $9,899,000 of the delinquent loans has a specific related allowance for credit losses totaling $1,500,000.

There is a non-specific allowance for credit losses of $2,650,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days.

Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 were as follows

	2006	2005
Balance, beginning of period	$4,150,000	$4,100,000
Provision	--	350,000
Recovery of bad debts	--	--
Charge-off	--	--

Balance, end of period	$4,150,000	$4,450,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of March 31, 2006. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

As of March 31, 2006 and December 31, 2005, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 41% ($114,514,000) and 36% ($100,218,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(3)	Real Estate Held for Sale

Real estate held for sale as of March 31, 2006 and December 31, 2005 consists of the following properties acquired through foreclosure from 1997 through 2005:

	2006	2005
Manufactured home subdivision development, Ione,
California	857,765	840,374
Undeveloped land, Gresham, Oregon, net of valuation
allowance of $250,000	1,374,048	1,374,048
Undeveloped land, San Jose, California	3,025,992	3,025,992
Industrial land and buildings, Santa Clara, California	4,258,407	4,121,873
Eight condominium units, Lincoln City, Oregon, net of
valuation allowance of $410,000 (held within Oregon
Leisure Homes, LLC)	1,117,924	1,117,924
Manufactured home subdivision development, Lake Charles,
Louisiana (held within Dation, LLC)	2,724,488	2,698,294

	$13,358,624	$13,178,505

Changes in the allowance for real estate losses for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Balance, beginning of period	$660,000	$660,000
Provision	--	--
Deductions for real estate sold	--	--

Balance, end of period	$660,000	$660,000

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) is an Oregon limited liability company formed in 2001 for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is the sole member in OLH. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership.

During the three months ended March 31, 2006, the Partnership advanced an additional $21,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $5,000 from collections on notes receivable. The net loss to the Partnership was approximately $29,000 and $41,000 for the three months ended March 31, 2006 and 2005, respectively.

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

Dation sold one lot during the three months ended March 31, 2006 and 2005, and repaid $0 and $10,000 of the loan to the Partnership, respectively. The Partnership advanced an additional $46,000 and $145,000 to Dation during the three months ended March 31, 2006 and 2005, respectively.

The net income (loss) to the Partnership was approximately $61,000 and $(34,000) for the three months ended March 31, 2006 and 2005, respectively.

(4)	Real Estate Held for Investment

Real estate held for investment as of March 31, 2006 and December 31, 2005 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, a commercial building located in Roseville, California, and an assisted living facility located in Monterey, California as follows:

	2006	2005
Land	$5,690,620	5,690,620
Buildings	15,000,463	14,983,248
Improvements	4,007,701	3,907,427
Other	716,446	661,032

	25,415,230	25,242,327

Less: Accumulated depreciation
and amortization	(2,211,218)	(2,027,620)

	$23,204,012	23,214,707

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

The net loss to the Partnership from Bayview operations was $62,000 and $89,000 (including depreciation of approximately $48,000 and $47,000) for the three months ended March 31, 2006 and 2005, respectively. The assets, liabilities, income and expenses of Bayview have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The Partnership’s investment in Bayview real property was approximately $5,990,000 and $5,991,000 as of March 31, 2006 and December 31, 2005, respectively.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income (loss) to the Partnership was approximately $132,000 and $(26,000) (including depreciation and amortization of $121,000 and $166,000) for the three months ended March 31, 2006 and 2005, respectively. The minority interest of the joint venture partner of approximately $163,000 and $160,000 as of March 31, 2006 and December 31, 2005, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $14,887,000 and $14,898,000 as of March 31, 2006 and December 31, 2005, respectively.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,170,000 and $1,139,000 for the three months ended March 31, 2006 and 2005, respectively. Service fee payments to OFG approximated $182,000 and $157,000 for the three months ended March 31, 2006 and 2005, respectively.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2006 and 2005. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2006, the management fees would have been $2,005,000 (increase of $835,000), which would have reduced net income allocated to limited partners by approximately 15.2% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2005, the management fees would have been $1,724,000 (increase of $585,000), which would have reduced net income allocated to limited partners by approximately 12.3% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $36,000 and $160,000 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $15,000 and $5,000 for the three months ended March 31, 2006 and 2005, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,998,000 and $6,312,000 on loans originated of approximately $83,189,000 and $76,096,000 for the three months ended March 31, 2006 and 2005, respectively. Of the $1,998,000 and $6,312,000 in loan origination fees earned by OFG during the three months ended March 31, 2006 and 2005, $420,000 and $4,000,000, respectively, were back-end fees that will not be collected until either some future date or when the related loans are paid in full.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended March 31, 2006 and 2005 were $12,000 and $12,000, respectively.

(6)	Note Payable

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 4), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended March 31, 2006 and 2005 was approximately $133,000 and $135,000, respectively. The note contains certain covenants, which the Company has complied with as of March 31, 2006.

(7)	Note Payable to General Partner

The Partnership has a note and interest payable to the General Partner in the total amount of approximately $1,296,000 and $1,269,000 as of March 31, 2006 and December 31, 2005, respectively, as a result of the deed in lieu of foreclosure obtained on a Partnership loan in June 2004. The principal balance of the original note of $907,000 bears interest at the rate of 12.0% per annum, which is to be accrued and deferred until maturity. The Partnership recorded interest expense on this note of approximately $27,000 during the three months ended March 31, 2006. The note was amended at the time of foreclosure in June 2004 to extend the maturity date to June 8, 2009 and specifies that upon the sale of the property the General Partner will only be paid the amounts due under the note after the Partnership recovers its basis in the property at the time of sale, including any capital improvements made after foreclosure, but excluding the amounts capitalized pursuant to this note.

(8)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The amount of credit available under this line of credit is $50,000,000. The line of credit expires on July 31, 2007. The Partnership’s line of credit agreement was modified and increased by $10,000,000 (to $50,000,000) in February 2006. The terms and conditions of the existing credit agreement were maintained with the modification except the additional $10,000,000 available expires on July 31, 2006. The balance outstanding on the line of credit was $21,056,000 and $16,300,000 as of March 31, 2006 and December 31, 2005, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 7.75% as of March 31, 2006. Interest expense for the three months ended March 31, 2006 and 2005 was approximately $495,000 and $1,000, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of March 31, 2006.

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

Economic developments in the United States have generally been favorable in 2005 and early 2006 and this has led to expansion and gains in employment despite the sharp increase in crude oil prices and the hurricanes that devastated the Gulf Coast in late summer 2005. Although the disruptions to energy production from the storms noticeably affected economic activity, the longer-term prospects for the U.S. economy remain favorable. It appears that inflation expectations have decreased somewhat which has allowed the Federal Reserve to achieve price stability in an environment of generally solid economic growth. Although the Federal Reserve increased the discount rate by a total of 2.00% between March 2005 and March 2006, this has not had a substantial impact on the rates that the Partnership is charging on its loans. In fact, the weighted average interest rate on Partnership loans decreased slightly from 11.07% as of March 31, 2005 to 10.67% as of March 31, 2006. Presently, the General Partner does not expect a substantial increase in the rates charged on Partnership loans.

Partnership lending volume increased near the end of 2005 and the first quarter of 2006, which resulted in decreased available cash and an increase in amounts drawn on the Partnership’s line of credit to temporarily fund investments in new loans as of March 31, 2006 (balance of $21.1M outstanding). In the past few years, there has been a shortage of suitable loans for the Partnership to invest in resulting in increased cash. This shortage also resulted in the Partnership being closed to most new limited partner investments since September 2001.

If economic conditions for real estate worsen in 2006, the Partnership could experience an increase in loan defaults. This would reduce the amount of income available for distribution to partners. Recognizing this risk, the General Partner seeks to maintain a low loan-to-value ratio on its loans, which as of March 31, 2006 was approximately 59% on a weighted average basis. By this means, the Partnership hopes to protect the value of loans in the event of default by providing an increased equity position in underlying real property in the event of foreclosure. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of March 31, 2006, 40.8% of loans were secured by real estate in Northern California, while 13.2%, 12.7% , 7.1% and 6.1% were secured by real estate in Utah, Arizona, Texas and Southern California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Commercial real estate markets in segmented areas of California have continued to prosper. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening economy, particularly in California, Utah or Arizona, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Three Months Ended March 31,
	2006	2005
Total revenues	$8,664,599	$7,832,816
Total expenses	3,174,533	3,072,024

Net income	$5,490,066	$4,760,792

Net income allocated to limited partners	$5,435,701	$4,713,679

Net income allocated to limited partners
per weighted average limited partnership
unit	$.02	$.02

Annualized rate of return to limited
partners (1)	7.6%	6.6%

Distribution per partnership unit (yield) (2)	7.4%	7.3%

Weighted average limited partnership units	286,562,000	284,420,000

(1)	The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of March 31, 2006 and 2005 divided by the number of months during the period and multiplied by twelve (12) months.

(2)	Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total Revenues

Interest income on loans secured by trust deeds increased $614,000 (9.2%) during the three months ended March 31, 2006, as compared to the same period in 2005. This increase was the result of an increase in the weighted average balance of the loan portfolio of 16.3% during the three months ended March 31, 2006, as compared to 2005. This increase was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.07% for the three months ended March 31, 2005 to 10.66% for the three months ended March 31, 2006.

Gain on sales of real estate decreased $74,000 (76.7%) during the three months ended March 31, 2006, as compared to the same period in 2005, as only one lot in the manufactured home park within Dation, LLC was sold during the three months ended March 31, 2006, resulting in a gain of approximately $22,000 to the Partnership. During the three months ended March 31, 2005, two lots in the manufactured home park located in Ione, California were sold resulting in a gain of approximately $96,000 to the Partnership.

Rental and other income from real estate properties increased $280,000 (27.8%) during the three months ended March 31, 2006, as compared to the same period in 2005, as a result of increased rental revenue from the retail property within 720 University, LLC and the manufactured home park within Dation, LLC. There have been increased rental rates as a result of lease renewals and tenant turnover at the 720 University property and increased occupancy at the Dation property over the past year.

Total Expenses

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2003, 2004 and 2005 and the three months ended March 31, 2006 (annualized), the management fees were 2.01%, 2.00%, 2.27% and 1.61% of the average unpaid balance of mortgage loans, respectively.

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

If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2006, the management fees would have been $2,005,000 (increase of $835,000), which would have reduced net income allocated to limited partners by approximately 15.2% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

Servicing fees to the General Partner increased $26,000 (16.3%) due to the increase in the weighted average balance of the loan portfolio of 16.3% during the three months ended March 31, 2006, as compared to 2005, as the servicing fees are calculated and paid at the rate of 0.25% per annum of the unpaid principal balance of the loans, pursuant to the Partnership Agreement.

Legal and accounting expenses decreased $33,000 (27.5%) due to accounting and consulting expenses incurred in the effort to ready the Partnership’s internal controls for audit pursuant to Rule 404 of the Sarbanes-Oxley Act during the three months ended March 31, 2005. Such expenses were not incurred during the three months ended March 31, 2006, however, the Partnership expects to incur further accounting and consulting related fees due to Rule 404 in 2006 and beyond.

Interest expense increased $431,000 (192.1%) during the three months ended March 31, 2006, as compared to the same period in 2005, because the Partnership utilized its line of credit to invest in loans secured by trust deeds over most of the three months ended March 31, 2006 (balance of $21,056,000 as of March 31, 2006), while the Partnership did not utilize the line of credit during the three months ended March 31, 2005.

The decrease in the provision for loan losses of $350,000 during the three months ended March 31, 2006 was the result of an analysis performed on the loan portfolio, which resulted in no increase in the allowance for loan losses during the quarter. During the three months ended March 31, 2005, the allowance for loan losses was increased by $350,000.

Financial Condition

March 31, 2006 and December 31, 2005

Loan Portfolio

The number of Partnership mortgage investments decreased from 87 to 78, and the average loan balance increased from $3,177,000 to $3,601,000 between December 31, 2005 and March 31, 2006.

Approximately $25,599,000 (9.1%) and $25,899,000 (9.4%) of the loans invested in by the Partnership were more than ninety days delinquent in monthly payments as of March 31, 2006 and December 31, 2005, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $11,959,000 (4.3%) and $32,349,000 (11.7%) as of March 31, 2006 and December 31, 2005, respectively. Of the total past maturity loans as of March 31, 2006, one loan in the amount of $120,000 was paid off in full subsequent to quarter end. Of the impaired loans as of March 31, 2006 and December 31, 2005, none were in the process of foreclosure, and approximately $1,600,000 (0.6%) involved loans to borrowers who were in bankruptcy.

As of March 31, 2006 and December 31, 2005, the Partnership participated in two and four loans, respectively, with a total principal balance of $13,000,000 and $23,000,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of the participated loans as of March 31, 2006 and December 31, 2005, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loans. During the three months ended March 31, 2006, the Lead Lender purchased in full the Partnership’s participation interest in two participated loans with a total principal balance of $9,000,000. In addition, in April 2006 (subsequent to quarter end), the Lead Lender purchased in full the two remaining participated loans with a total principal balance of $13,000,000.

As of March 31, 2006 and December 31, 2005, the Partnership held the following types of mortgages:

	2006	2005
1st Mortgages	$271,201,199	268,231,741
2nd Mortgages	9,699,457	8,179,517

Total	$280,867,656	$276,411,258

Income Producing Properties	$165,332,465	$157,571,480
Construction	59,311,840	52,078,648
Unimproved Land	55,874,689	66,297,768
Residential	348,662	463,362

Total	$280,867,656	$276,411,258

Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Balance, beginning of period	$4,150,000	$4,100,000
Provision	--	350,000
Recovery of bad debts	--	--
Charge-off	--	--

Balance, end of period	$4,150,000	$4,450,000

Real Estate Properties Held for Sale and Investment

As of March 31, 2006, the Partnership held title to ten properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $36,563,000 (including properties held in four limited liability companies), net of allowance for losses of $660,000 and accumulated depreciation and amortization of approximately $2,211,000. As of March 31, 2006, properties held for sale total $13,359,000 and properties held for investment total $23,204,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

During the three months ended March 31, 2006, one lot (including a house) located in the manufactured home park in Dation, LLC was sold for approximately $83,000, resulting in a gain to the Partnership of approximately $22,000.

Changes in the allowance for real estate losses for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Balance, beginning of period	$660,000	$660,000
Provision	--	--
Deductions for real estate sold	--	--

Balance, end of period	$660,000	$660,000

Three of the Partnership’s ten properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $1,033,000 to $1,040,000 (0.7%) for the three months ended March 31, 2005 and 2006, respectively, and revenues associated with these properties have increased from $1,008,000 to $1,288,000 (27.8%), respectively.

The increase in revenues from real estate properties is due primarily to increased rental revenue from the retail property within 720 University, LLC and the manufactured home park within Dation, LLC. There have been increased rental rates as a result of tenant turnover at the 720 University property and increased occupancy at the Dation property over the past year.

Interest and Other Receivables

Interest and other receivables increased from approximately $3,249,000 as of December 31, 2005 to $4,082,000 as of March 31, 2006 ($833,000 or 25.6%) due primarily to an increase in the balance of the loan portfolio of approximately 1.6% between December 31, 2005 and March 31, 2006 and due to the accrual of interest payments on certain delinquent loans as of March 31, 2006 (which were collected in April 2006).

Due to General Partner

Due to General Partner increased from approximately $301,000 as of December 31, 2005 to approximately $848,000 as of March 31, 2006 ($547,000 or 181.5%) due to increased management fees owed to the General Partner as of March 31, 2006 pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $1,058,000 as of December 31, 2005 to approximately $780,000 as of March 31, 2006 ($278,000 or 26.3%) due primarily to accrued property taxes on the Santa Clara, California industrial property obtained via foreclosure in December 2005, that were paid during the three months ended March 31, 2006.

Note Payable and Interest Payable to General Partner

Note and interest payable to general partner increased from approximately $1,269,000 as of December 31, 2005 to $1,296,000 (increase of $27,000 or 2.2%) as of March 31, 2006, due to the accrual of interest on the note payable to the General Partner during the three months ended March 31, 2006.

Line of Credit Payable

Line of credit payable increased from $16,300,000 as of December 31, 2005 to $21,056,000 as of March 31, 2006 (increase of $4,756,000 or 29.2%) due to advances made on the line of credit during the three months ended March 31, 2006 to enable the Partnership to invest in new mortgage loans. There was an additional $28,944,000 available to be advanced from the line of credit as of March 31, 2006.

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

As of March 31, 2006, management believes that the allowance for loan losses of $4,150,000 and the allowance for real estate losses in the amount of $660,000 are adequate.

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

Withdrawal percentages have been 5.45%, 3.32%, 4.42%, 4.47%, 4.29% and 4.36% (annualized) for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and the three months ended March 31, 2006, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $50,000,000. There was $21,056,000 outstanding on the line of credit as of March 31, 2006. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of March 31, 2006.

As of March 31, 2006, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $42,091,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2007. The source of funds to fulfill these commitments will be payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

During the three months ended March 31, 2006, cash flows provided by operating activities approximated $5,122,000. Investing activities used approximately $4,791,000 of net cash during the three month period, as approximately $60,438,000 was used for investing in loans, net of $55,981,000 received from the payoff or sale of loans. Approximately $3,000 was provided by financing activities, as approximately $4,763,000 of cash was generated from advances on the Partnership’s line of credit and sales of units to the general partner, net of approximately $4,760,000 of cash distributed to limited partners in the form of income distributions and capital withdrawals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table provides information about the Partnership’s other financial instruments that are sensitive to changes in interest rates, including debt obligations, as of March 31, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011. The carrying values of these assets and liabilities approximate their fair values as of March 31, 2006.

Interest Earning Assets and Interest Bearing Liabilities,
Aggregated by Maturity Date
Twelve Months Ended March 31,

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning
assets:
Money market
accounts	$6,752,529	--	--	--	--	--	$6,752,529
Average interest rate	4.3%	--	--	--	--	--	4.3%
Loans secured by
trust deeds	$177,476,988	$78,203,631	$784,772	$5,339,646	$80,094	$18,982,525	$280,867,656
Average interest rate	10.9%	10.3%	7.8%	9.5%	11.0%	10.3%	10.7%

Interest bearing
liabilities:
Note payable to bank	--	--	--	--	$152,964	$10,347,036	$10,500,000
Average interest rate	--	--	--	--	5.1%	5.1%	5.1%
Note and interest payable
to general partner	--	--	--	$1,295,974	--	--	$1,295,974
Average interest rate	--	--	--	12.0%	--	--	12.0%
Line of credit
payable	--	$21,056,000	--	--	--	--	$21,056,000
Average interest rate	--	7.75%	--	--	--	--	7.75%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The majority of the Partnership’s mortgage loans (92.7% as of March 31, 2006) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. The majority of Partnership loans do not have prepayment penalties for payoff prior to maturity, but many instead require the borrower to notify the General Partner of the intent to payoff within a specified period of time prior to payoff (usually 30 to 120 days). If this notification is not made within the proper time frame, the borrower may be charged interest for that number of days that notification was not received.

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

The Partnership’s note payable bears interest at a fixed rate of 5.07%. The Partnership’s line of credit payable ($21,056,000 at March 31, 2006) bears interest at a variable rate, tied to the bank prime rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit payable.

Item 4. Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of March 31, 2006, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes or developments to the legal proceeding previously disclosed in the Partnership’s Form 10-K as of and for the year ended December 31, 2005.

Item 1A. Risk Factors

There have been no material changes in the Partnership’s risk factors as previously disclosed in the Partnership’s Form 10-K as of and for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a)	None.

(b)	None

Item 6. Exhibits

(a)	Exhibits

3	Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 6 to the Form S-11 Registration Statement No. 333-69272 filed May 3, 2006 and declared effective on May 10, 2006.

3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*

3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*

3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*

3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*

3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*

3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1994*

4.1	Sixth Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to Post-Effective Amendment No. 6 to the Form S-11 Registration Statement No. 333-69272 filed May 3, 2006 and declared effective on May 10, 2006.

4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 6 to the Form S-11 Registration Statement No. 333-69272 filed May 3, 2006 and declared effective on May 10, 2006.

31.1	Section 302 Certification of William C. Owens

31.2	Section 302 Certification of Bryan H. Draper

32	Certifications Pursuant to U.S.C. 18 Section 1350

*Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner
Dated: May 15, 2006	By: /s/ William C. Owens William C. Owens, President
Dated: May 15, 2006	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer
Dated: May 15, 2006	By: /s/ Melina A. Platt Melina A. Platt, Controller