Form 10-Q/A
period 2006-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2006-08-16
CIK 841501

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

EXPLANATORY NOTE

This Amendment to the Partnership’s Form 10-Q for the Quarterly Period ended March 31, 2006 has been filed to correct certain amounts (not totals) on the statements of income and cash flows and the heading date on the financial statement notes. These corrections are clerical in nature and do not change the financial condition or results of operations of the Partnership.

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

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income

For the Three Months Ended March 31, 2006 and 2005 (UNAUDITED)

	For the Three Months Ended
	March 31 2006	March 31 2005
REVENUES:
Interest income on loans secured by trust deeds	$7,272,404	$6,658,475
Gain on sale of real estate	22,395	96,153
Rental and other income from real estate properties	1,287,850	1,007,717
Other income	81,950	70,471

Total revenues	8,664,599	7,832,816

EXPENSES:
Management fees to general partner	1,170,295	1,139,418
Servicing fees to general partner	182,246	156,731
Carried interest to general partner	3,319	8,302
Administrative	12,000	12,000
Legal and accounting	87,778	121,075
Rental and other expenses on real estate properties	1,040,109	1,033,192
Interest expense	654,838	224,196
Minority interest	9,198	(2,128)
Provision for loan losses	--	350,000
Other	14,750	29,238

Total expenses	3,174,533	3,072,024

Net income	$5,490,066	$4,760,792

Net income allocated to general partner	$54,365	$47,113

Net income allocated to limited partners	$5,435,701	$4,713,679

Net income allocated to limited partners
per weighted average limited partnership unit
(286,562,000 and 284,420,000 average units
in 2006 and 2005, respectively)	$.02	$.02

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005
(UNAUDITED)

	March 31 2006	March 31 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,490,066	$4,760,792
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sale of real estate properties	(22,395)	(96,153)
Provision for loan losses	--	350,000
Depreciation and amortization	190,789	226,736
Changes in operating assets and liabilities:
Interest and other receivables	(832,737)	(345,697)
Due from affiliate	--	47,326
Accounts payable and accrued liabilities	(277,872)	(83,002)
Interest payable to general partner	27,224	--
Due to general partner	546,887	(141,701)

Net cash provided by operating activities	5,121,962	4,718,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans secured by trust deeds	(60,437,565)	(17,415,936)
Principal collected on loans	40,962	100,828
Loan payoffs	46,940,205	23,040,072
Sales of loans to third parties	9,000,000	8,660,000
Investment in real estate properties	(420,812)	(849,290)
Net proceeds from disposition of real estate properties	82,994	373,740
Minority interest in limited liability companies	2,998	(2,128)

Net cash provided by (used in) investing activities	(4,791,218)	13,907,286

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	6,638	16,604
Accrued distributions payable	14,063	1,595
Repayments on note payable	--	(9,728,973)
Proceeds from origination of note payable	--	10,500,000
Net advances on line of credit	4,756,000	--
Partners’ cash distributions	(1,647,473)	(1,640,486)
Partners’ capital withdrawals	(3,126,646)	(2,161,615)

Net cash provided by (used in) financing activities	2,582	(3,012,875)

Net increase in cash and cash equivalents	333,326	15,612,712

Cash and cash equivalents at beginning of period	7,139,028	9,008,819

Cash and cash equivalents at end of period	$7,472,354	$24,621,531

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$488,895	$133,142

See note 2 for supplemental disclosure of non-cash investing activities.

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

March 31, 2006

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

(2)	Loans Secured by Trust Deeds and Allowance for Loan Losses

Loans secured by trust deeds as of March 31, 2006 and December 31, 2005 are as follows:

	2006	2005

Income-producing properties	$165,332,465	157,571,480
Construction	59,311,840	52,078,648
Unimproved land	55,874,689	66,297,768
Residential	348,662	463,362

	$280,867,656	276,411,258

First mortgages	$271,201,199	268,231,741
Second mortgages	9,666,457	8,179,517

	$280,867,656	276,411,258

Scheduled maturities of loans secured by trust deeds as of March 31, 2006 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total
Year ending March 31:
2006 (past maturity)	$26,178,750	1,600,000	27,778,750
2007	149,698,239	--	149,698,239
2008	78,203,631	--	78,203,631
2009	--	784,772	784,772
2010	5,339,646	--	5,339,646
2011	--	80,093	80,093
Thereafter (through 2014)	809,849	18,172,676	18,982,525

	$260,230,115	20,637,541	280,867,656

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2006 and December 31, 2005:

	March 31, 2006 Balance	Portfolio Percentage	December 31, 2005 Balance	Portfolio Percentage
Arizona	$35,630,246	12.69%	$21,024,788	7.61%
California	131,738,907	46.90%	129,127,604	46.72%
Colorado	13,463,689	4.79%	12,129,520	4.39%
Hawaii	1,300,000	0.46%	1,300,000	0.47%
Idaho	1,605,419	0.57%	1,636,923	0.59%
North Carolina	15,465,000	5.51%	15,465,000	5.60%
Nevada	8,918,920	3.18%	14,936,952	5.40%
South Carolina	3,301,509	1.18%	3,301,509	1.19%
Texas	19,835,000	7.06%	25,635,000	9.27%
Utah	37,148,217	13.23%	39,329,651	14.23%
Virginia	3,185,000	1.13%	3,185,000	1.15%
Washington	9,275,749	3.30%	9,339,311	3.38%

	$280,867,656	100.00%	$276,411,258	100.00%

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

Dated: August 16, 2006	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership By: Owens Financial Group, Inc., General Partner
Dated: August 16, 2006	By: /s/ William C. Owens William C. Owens, President
Dated: August 16, 2006	By: /s/ Bryan H. Draper Bryan H. Draper, Chief Financial Officer
Dated: August 16, 2006	By: /s/ Melina A. Platt Melina A. Platt, Controller