Form 10-Q
period 2006-06-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2006-08-16
CIK 841501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 000-17248

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

(Exact Name of Registrant as Specified In Its Charter)

California	68-0023931
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2221 Olympic Boulevard
Walnut Creek, California	94595
(Address of principal executive offices)	(Zip Code)

(925) 935-3840
Registrant’s telephone number,
including area code

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [	] No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Page

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

Exhibit 31.1

Exhibit 31.2

Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(UNAUDITED)

	June 30 2006	December 31 2005
ASSETS
Cash and cash equivalents	$5,457,193	$6,139,028
Restricted cash	1,000,000	1,000,000
Loans secured by trust deeds, net of allowance for losses of $4,150,000 in 2006 and 2005	267,263,004	272,261,258
Interest and other receivables	4,718,903	3,248,880
Real estate held for sale, net of allowance for losses of $660,000 in 2006 and 2005	13,342,254	13,178,505
Real estate held for investment, net of accumulated depreciation and amortization of $2,008,233 in 2006 and $2,027,620 in 2005	17,136,239	23,214,707
	$308,917,593	$319,042,378

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$558,493	$540,984
Due to general partner	2,427,657	301,288
Accounts payable and accrued liabilities	595,121	1,058,151
Deferred gain on sale of real estate	902,680	—
Note payable	10,500,000	10,500,000
Note and interest payable to general partner	—	1,268,750
Line of credit payable	4,576,000	16,300,000
Total Liabilities	19,559,951	29,969,173

Minority interest	156,204	159,942

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,849,467	2,845,429
Limited partners	286,351,971	286,067,834
Total Partners’ Capital	289,201,438	288,913,263
	$308,917,593	$319,042,378

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2006 and 2005

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

REVENUES:
Interest income on loans secured by trust deeds	$8,101,783	$7,942,567	$15,374,187	$14,601,041
Gain on sale of real estate	54,563	548,286	76,959	644,439
Rental and other income from real estate properties	900,196	677,965	1,806,525	1,329,208
Other income	90,883	112,477	172,832	182,948
Total revenues	9,147,425	9,281,295	17,430,503	16,757,636

EXPENSES:
Management fees to general partner	2,754,521	3,155,903	3,924,816	4,295,321
Servicing fees to general partner	170,022	159,754	352,268	316,485
Carried interest to general partner	1,097	4,439	4,416	12,741
Administrative	12,000	12,000	24,000	24,000
Legal and accounting	58,855	238,331	146,633	359,405
Rental and other expenses on real estate properties	657,262	490,368	1,254,245	1,077,914
Interest expense	475,622	161,790	1,130,461	385,986
Minority interest	(336)	3,875	8,862	1,747
Provision for loan losses	—	—	—	350,000
Other	20,240	27,847	34,990	57,085
Total expenses	4,149,283	4,254,307	6,880,691	6,880,684

Net income from continuing operations	$4,998,142	$5,026,988	$10,549,812	$9,876,952

Net loss from discontinued operations	(154,761)	(73,649)	(216,365)	(162,821)

Net income	$4,843,381	$4,953,339	$10,333,447	$9,714,131

Net income allocated to general partner	$47,970	$49,023	$102,335	$96,136

Net income allocated to limited partners	$4,795,411	$4,904,316	$10,231,112	$9,617,995

Net income allocated to limited partners per weighted average limited partnership unit	$.02	$.02	$.04	$.03

Weighted average limited partnership units	286,575,000	284,855,000	286,568,000	284,637,000

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(UNAUDITED)

	June 30	June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,333,447	$9,714,131
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate properties	(76,959)	(644,439)
Gain on sale of discontinued operation	(4,048)	—
Provision for loan losses	—	350,000
Depreciation and amortization	370,617	398,990
Changes in operating assets and liabilities:
Interest and other receivables	(1,470,023)	(1,816,291)
Due from affiliate	—	47,326
Accounts payable and accrued liabilities	(463,030)	21,125
Due to general partner	2,126,369	1,957,064
Interest payable to general partner	27,223	115,548
Net cash provided by operating activities	10,843,596	10,143,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(102,337,414)	(57,576,063)
Principal collected on loans	89,360,668	45,743,971
Sales of loans to third parties	23,000,000	8,660,000
Investment in real estate properties	(570,857)	(1,292,989)
Net proceeds from disposition of real estate properties	777,673	1,741,755
Minority interest in limited liability companies	(3,738)	(1,853)
Net cash provided by (used in) investing activities	10,226,332	(2,725,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	129,832	199,982
Accrued distributions payable	17,509	(5,173)
Repayments on note payable	—	(9,728,973)
Proceeds from origination of note payable	—	10,500,000
Net repayments on line of credit	(11,724,000)	—
Partners’ cash distributions	(3,309,033)	(3,276,667)
Partners’ capital withdrawals	(6,866,071)	(5,217,979)
Net cash used in financing activities	(21,751,763)	(7,528,810)

Net decrease in cash and cash equivalents	(681,835)	(110,535)

Cash and cash equivalents at beginning of period	6,139,028	8,008,819

Cash and cash equivalents at end of period	$5,457,193	$7,898,284

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,076,236	$269,187

See notes 4 and 7 for supplemental disclosure of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2006

(1)	Summary of Significant Accounting Policies

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale and investment. Actual results could differ from those estimates.

(2)	Loans Secured by Trust Deeds and Allowance for Loan Losses

Loans secured by trust deeds as of June 30, 2006 and December 31, 2005 are as follows:

	2006	2005
Income-producing properties	$154,853,252	$157,571,480
Construction	65,637,530	52,078,648
Unimproved land	49,772,222	66,297,768
Residential	1,150,000	463,362

	$271,413,004	$276,411,258

First mortgages	$257,779,546	$268,231,741
Second mortgages	13,633,458	8,179,517

	$271,413,004	$276,411,258

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2006

Scheduled maturities of loans secured by trust deeds as of June 30, 2006 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total

12 month period ending June 30:
2006 (past maturity)	$21,458,750	$1,600,000	$23,058,750
2007	139,202,674	—	139,202,674
2008	79,197,721	—	79,197,721
2009	5,320,147	784,772	6,104,919
2010	—	—	—
2011	—	76,603	76,603
Thereafter (through 2014)	754,661	23,017,676	23,772,337

	$245,933,953	$25,479,051	$271,413,004

The following is a schedule by geographic location of loans secured by trust deeds as of June 30, 2006 and December 31, 2005:

	June 30, 2006 Balance	Portfolio Percentage	December 31, 2005 Balance	Portfolio Percentage

Arizona	$33,171,710	12.22%	$21,024,788	7.61%
California	148,676,617	54.78%	129,127,604	46.72%
Colorado	13,980,527	5.15%	12,129,520	4.39%
Hawaii	1,300,000	0.48%	1,300,000	0.47%
Idaho	2,769,610	1.02%	1,636,923	0.59%
North Carolina	15,465,000	5.70%	15,465,000	5.60%
Nevada	900,887	0.33%	14,936,952	5.40%
South Carolina	3,301,509	1.22%	3,301,509	1.19%
Texas	2,635,000	0.97%	25,635,000	9.27%
Utah	34,115,476	12.57%	39,329,651	14.23%
Virginia	2,230,000	0.82%	3,185,000	1.15%
Washington	12,866,668	4.74%	9,339,311	3.38%

	$271,413,004	100.00%	$276,411,258	100.00%

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (5.21%, 5.10% and 5.15%, respectively, as of June 30, 2006), the prime rate (8.25% as of June 30, 2006) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (3.88% and 2.95%, respectively, as of June 30, 2006) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2006

As of June 30, 2006 and December 31, 2005, approximately $258,290,000 (95.2%) and $268,072,000 (97.0%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

As of June 30, 2006, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $33,642,000.

As of December 31, 2005, the Partnership participated in loans with a total principal balance of $23,000,000 with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner received the monthly interest payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of the participated loans as December 31, 2005, the Partnership was guaranteed its share of interest and principal prior to any other investors participating in such loans. During the six months ended June 30, 2006, the Lead Lender purchased in full at face values the Partnership’s participation interests in all of the participated loans with a total principal balance of $23,000,000.

During the six months ended June 30, 2006 and 2005, the Partnership refinanced loans totaling $16,500,000 and $11,621,000, respectively, thereby extending the maturity dates of such loans. During the three months ended June 30, 2006 and 2005, the Partnership did not refinance any loans.

The scheduled maturities for 2006 include approximately $23,059,000 of loans that are past maturity as of June 30, 2006, of which $2,900,000 represents loans for which interest payments are delinquent over 90 days.

As of March 31, 2006 and December 31, 2005, the Partnership had eight and ten loans, respectively, that were delinquent in monthly payments greater than ninety days totaling approximately $15,019,000 and $25,899,000, respectively. In addition, as of March 31, 2006 and December 31, 2005, the Partnership had eight and eighteen loans, respectively, that were past maturity (delinquent in principal) but current in monthly payments totaling approximately $20,159,000 and $32,349,000, respectively (combined total of delinquent loans of $35,178,000 and $58,248,000, respectively). Of these loans, approximately $2,400,000 and $0, respectively, were in the process of foreclosure and $1,600,000 involved borrowers who were in bankruptcy as of June 30, 2006 and December 31, 2005.

Of the total past maturity loans, two loans with a total principal balance of approximately $8,222,000 were paid off in full in July 2006 (subsequent to quarter end).

As of June 30, 2006, $9,719,000 of the delinquent loans is considered to be impaired and has a specific related allowance for credit losses totaling $1,500,000. There is a non-specific allowance for credit losses of $2,650,000 for the remaining delinquent balance and for other loans. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2006

Changes in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$4,150,000	$4,450,000	$4,150,000	$4,100,000
Provision	—	—	—	350,000
Recovery of bad debts	—	—	—	—
Charge-off	—	—	—	—
Balance, end of period	$4,150,000	$4,450,000	$4,150,000	$4,450,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of June 30, 2006 and December 31, 2005. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

As of June 30, 2006 and December 31, 2005, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 47% ($126,605,000) and 36% ($100,218,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

(3)	Real Estate Held for Sale

Real estate held for sale as of June 30, 2006 and December 31, 2005 consists of the following properties acquired through foreclosure from 1997 through 2006:

	2006	2005
Manufactured home subdivision development, Ione, California	$869,450	$840,374
Undeveloped land, Gresham, Oregon, net of valuation allowance of $250,000	1,374,048	1,374,048
Undeveloped land, San Jose, California	3,025,992	3,025,992
Industrial land and buildings, Santa Clara, California	4,258,407	4,121,873
Eight condominium units, Lincoln City, Oregon, net of valuation allowance of $410,000 (held within Oregon Leisure Homes, LLC)	1,117,924	1,117,924
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,696,433	2,698,294
	$13,342,254	$13,178,505

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2006

During the quarter ended June 30, 2006, one lot located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $50,000, resulting in a gain to the Partnership of approximately $36,000.

Changes in the allowance for real estate losses for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$660,000	$660,000	$660,000	$660,000
Provision	—	—	—	—
Recovery of bad debts	—	—	—	—
Charge-off	—	—	—	—
Balance, end of period	$660,000	$660,000	$660,000	$660,000

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) is an Oregon limited liability company formed in 2001 for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is the sole member in OLH. The assets, liabilities, income and expenses of OLH have been consolidated into the accompanying consolidated balance sheets and income statements of the Partnership.

During the three months ended June 30, 2006, the Partnership advanced an additional $21,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $5,000 from collections on notes receivable. The net loss to the Partnership from OLH was approximately $19,000 and $10,000 for the three months ended June 30, 2006 and 2005, respectively, and $48,000 and $51,000 for the six months ended June 30, 2006 and 2005, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is co-manager. Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheets and income statements of the Partnership.

Dation sold one lot and one model home during the three months ended June 30, 2006, resulting in gain on sale to the Partnership of approximately $18,000. Dation repaid $10,000 of the loan to the Partnership and repaid $70,000 in OMIF capital contributions during the three months ended June 30, 2006. The Partnership advanced an additional $27,000 and $56,000 to Dation during the three months ended June 30, 2006 and 2005, respectively.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2006

The net income (loss) to the Partnership from Dation was approximately $84,000 and $(43,000) for the three months ended June 30, 2006 and 2005, respectively, and $145,000 and $(77,000) for the six months ended June 30, 2006 and 2005, respectively.

(4)	Real Estate Held for Investment

Real estate held for investment as of June 30, 2006 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, and a commercial building located in Roseville, California and is comprised of the following as of June 30, 2006 and December 31, 2005:

	2006	2005
Land	$4,349,063	$5,690,620
Buildings	10,099,490	14,983,248
Improvements	4,017,940	3,907,427
Other	677,979	661,032
	19,144,472	25,242,327
Less: Accumulated depreciation and amortization	(2,008,233)	(2,027,620)
	$17,136,239	$23,214,707

Bayview Gardens, LLC

The Partnership is the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California (which was obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004). In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000 (net proceeds of $5,592,000 after selling costs). The Partnership has also agreed to provide construction advances to the buyer under the loan in an amount not to exceed $550,000 for certain improvements to be made to the property. The terms of the loan require interest only payments for the first year at the rate of 8% per annum and then will require fully amortizing loan payments over the next 20 years with a 10 year maturity (balloon payment due). The interest rate will be adjusted annually to 2% above the prime rate beginning in June 2011 (with an 8% floor rate).

At the time of sale, the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was canceled in full by the General Partner (see note 7). Pursuant to the amended note agreement, the repayment of the note to the General Partner was fully dependent upon the proceeds from the sale of the Bayview property. The amended agreement required the net sale proceeds be applied first to the Partnership’s basis in the property and second to the General Partner note. Based on the amended agreement, the maximum amount the General Partner could collect on the note as a result of the sale was reduced to approximately $352,000. The General Partner chose to cancel the remaining balance of the note as it would not be collected until the Partnership received final payment on the note to the buyer. The debt cancellation amount decreased the Partnership’s basis in the property to $4,685,000, resulting in a net gain to the Partnership from the sale of approximately $907,000. Approximately $4,000 of this amount was recorded as current gain to the Partnership and the remaining $903,000 was deferred and will be recognized as principal payments are received on the loan under the installment method.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2006

The net loss to the Partnership from Bayview operations was $155,000 and $74,000 (including depreciation of approximately $32,000 and $48,000) for the three months ended June 30, 2006 and 2005, respectively, and $216,000 and $163,000 (including depreciation of approximately $80,000 and $95,000) for the six months ended June 30, 2006 and 2005, respectively. These amounts include the gain on sale of the property of approximately $4,000 for the three and six months ended June 30, 2006 and have been reported as net loss from discontinued operations in the accompanying consolidated statements of income.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $41,000 and $47,000 (including depreciation and amortization of $126,000 and $112,000) for the three months ended June 30, 2006 and 2005, respectively, and $173,000 and $21,000 (including depreciation and amortization of $248,000 and $278,000) for the six months ended June 30, 2006 and 2005, respectively. The minority interest of the joint venture partner of approximately $156,000 and $160,000 as of June 30, 2006 and December 31, 2005, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $14,819,000 and $14,898,000 as of June 30, 2006 and December 31, 2005, respectively.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $2,755,000 and $3,156,000 for the three months ended June 30, 2006 and 2005, respectively, and $3,925,000 and $4,295,000, for the six months ended June 30, 2006 and 2005, respectively. Service fees amounted to approximately $170,000 and $160,000 for the three months ended June 30, 2006 and 2005, respectively, and $352,000 and $316,000 for the six months ended June 30, 2006 and 2005, respectively. The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2006 and 2005.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2003, 2004 and 2005 and the six months ended June 30, 2006 (annualized), the management fees were 2.01%, 2.00%, 2.27% and 2.79% of the average unpaid balance of mortgage loans, respectively. As of June 30, 2006, the management fees to the general partner on an annualized basis exceed the 2.75% maximum pursuant to the Partnership Agreement. However, these fees will be adjusted during the succeeding six months so that they will not exceed 2.75% for 2006.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2006

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $262,000 and $215,000 for the three months ended June 30, 2006 and 2005, respectively, and $298,000 and $375,000 for the six months ended June 30, 2006 and 2005, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $39,000 and $5,000 for the three months ended June 30, 2006 and 2005, respectively, and $54,000 and $10,000 for the six months ended June 30, 2006 and 2005, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,802,000 and $1,063,000 on loans originated of approximately $25,852,000 and $53,163,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $3,800,000 and $7,374,000 on loans originated of approximately $109,040,000 and $129,259,000 for the six months ended June 30, 2006 and 2005, respectively. Of the $3,800,000 and $7,374,000 in loan origination fees earned by OFG during the six months ended June 30, 2006 and 2005, $870,000 and $4,000,000, respectively, were back-end fees that will not be collected until either some future date or when the related loans are paid in full.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were approximately $12,000 and $12,000 during the three months ended June 30, 2006 and 2005, respectively, and approximately $24,000 and $24,000 during the six months ended June 30, 2006 and 2005, respectively.

(6)	Note Payable

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 4), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended June 30, 2006 and 2005 was approximately $135,000 and $135,000, respectively, and approximately $268,000 and $270,000 for the six months ended June 30, 2006 and 2005, respectively. The note contains certain covenants, which the Company has complied with as of June 30, 2006.

(7)	Note and Interest Payable to General Partner

The Partnership had a note and interest payable to the General Partner in the total amount of approximately $1,269,000 as of December 31, 2005, as a result of the deed in lieu of foreclosure obtained on a Partnership loan in June 2004. The Partnership recorded interest expense on this note of approximately $27,000 during the six months ended June 30, 2006. When the Bayview property was sold in June 2006 (see note 4), the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was canceled in full by the General Partner. The cancellation of the debt was recorded as a reduction in the basis of the property, resulting in a deferred gain on sale of approximately $903,000, which is reported on the accompanying consolidated balance sheet.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

June 30, 2006

(8)	Line of Credit Payable

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The amount of credit available under this line of credit was $50,000,000 as of June 30, 2006. The line of credit expires on July 31, 2007. The Partnership’s line of credit agreement was modified and increased by $10,000,000 (to $50,000,000) in February 2006. The terms and conditions of the existing credit agreement were maintained with the modification except the additional $10,000,000 available expired on July 31, 2006. The balance outstanding on the line of credit was $4,576,000 and $16,300,000 as of June 30, 2006 and December 31, 2005, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% and 6.0% as of June 30, 2006 and 2005, respectively. Interest expense was approximately $341,000 and $0 for the three months ended June 30, 2006 and 2005, respectively, and approximately $836,000 and $1,000 for the six months ended June 30, 2006 and 2005, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q and in the most recent Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2006, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The Partnership’s operating results are affected primarily by:

•	the amount of cash available to invest in mortgage loans;
•	the level of real estate lending activity in the markets serviced;
•	the ability to identify and lend to suitable borrowers;
•	the interest rates the Partnership is able to charge on loans;
•	the level of delinquencies on mortgage loans;
•	the level of foreclosures and related loan and real estate losses experienced; and
•	the income or losses from foreclosed properties prior to the time of disposal.

Economic developments in the United States have generally been favorable in 2006 and this has led to expansion and gains in employment despite the continued increase in crude oil prices. The long-term prospects for the U.S. economy continue to remain favorable. Although the Federal Reserve increased the discount rate by a total of 2.25% between June 2005 and June 2006, this has not had a substantial impact on the rates that the Partnership is charging on its loans. In fact, the weighted average interest rate on Partnership loans decreased from 11.15% as of June 30, 2005 to 10.72% as of June 30, 2006. Presently, the General Partner does not expect a substantial increase in the rates charged on Partnership loans.

Partnership lending volume increased near the end of 2005 and the first half of 2006, which resulted in decreased available cash and an increase in amounts drawn on the Partnership’s line of credit to temporarily fund investments in new loans as of June, 2006 (balance of $4.6M outstanding). In the past few years, there has been a shortage of suitable loans for the Partnership to invest in resulting in increased cash. This shortage also resulted in the Partnership being closed to most new limited partner investments since September 2001.

If economic conditions for real estate worsen in 2006, the Partnership could experience an increase in loan defaults. This would reduce the amount of income available for distribution to partners. Recognizing this risk, the General Partner seeks to maintain a low loan-to-value ratio on its loans, which as of June 30, 2006 was approximately 57% on a weighted average basis. By this means, the Partnership hopes to protect the value of loans in the event of default by providing an increased equity position in underlying real property in the event of foreclosure. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of June 30, 2006, 46.7% of loans were secured by real estate in Northern California, while 12.6%, 12.2% and 8.1% were secured by real estate in Utah, Arizona and Southern California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Commercial real estate markets in segmented areas of California have continued to prosper. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening real estate economy, particularly in California, Utah or Arizona, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Total revenues	$9,147,425	$9,281,295	$17,430,503	$16,757,636
Total expenses	4,149,283	4,254,307	6,880,691	6,880,684

Net income from continuing operations	$4,998,142	$5,026,988	$10,549,812	$9,876,952

Net loss from discontinued operations	(154,761)	(73,649)	(216,365)	(162,821)

Net income	$4,843,381	$4,953,339	$10,333,447	$9,714,131

Net income allocated to limited partners	$4,795,411	$4,904,316	$10,231,112	$9,617,995

Net income allocated to limited partners per weighted average limited partnership unit	$.02	$.02	$.04	$.03

Annualized rate of return to limited partners (1)	6.7%	6.9%	7.1%	6.8%

Distribution per partnership unit (yield) (2)	7.5%	7.3%	7.5%	7.3%

Weighted average limited partnership units	286,575,000	284,855,000	286,568,000	284,637,000

(1)

The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of June 30, 2006 and 2005 divided by the number of months during the period and multiplied by twelve (12) months.

(2)

Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Total Revenues

Interest income on loans secured by trust deeds increased $159,000 (2.0%) and $773,000 (5.3%) during the three and six months ended June 30, 2006, as compared to the same periods in 2005, primarily due to an increase in the weighted average balance of the loan portfolio of 6.4% and 11.3% during the three and six months ended June 30, 2006 and 2005, respectively, as compared to 2005. This increase was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.1% for the six months ended June 30, 2005 to 10.7% for the six months ended June 30, 2006.

Gain on sales of real estate decreased $494,000 (90.1%) and $567,000 (88.1%) during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, due primarily to the sale of unimproved land located in Sacramento, California in June 2005, which resulted in a gain of approximately $449,000 to the Partnership. There were no large recognized gains resulting from sales during the three or six months ended June 30, 2006. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Other income decreased $22,000 (19.2%) and $10,000 (5.5%) during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, due primarily to a decrease in interest earned on money market investments. The Partnership has had a decreased amount of cash and equivalents available during 2006 (as compared to 2005) as a result of an increase in loan originations in late 2005 and 2006.

Total Expenses

Management fees to the General Partner decreased $401,000 (12.7%) and $371,000 (8.6%) during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, due primarily to the collection of delinquent interest on a loan of approximately $1,400,000 at the time the loan was sold in July 2005. This resulted in a greater amount of management fee accrued as of June 30, 2005. The Partnership collected approximately $1,100,000 of delinquent interest on three loans that were paid off in full in June and July 2006.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2003, 2004 and 2005 and the six months ended June 30, 2006 (annualized), the management fees were 2.01%, 2.00%, 2.27% and 2.79% of the average unpaid balance of mortgage loans, respectively. As of June 30, 2006, the management fees to the general partner on an annualized basis exceed the 2.75% maximum pursuant to the Partnership Agreement. However, these fees will be adjusted during the succeeding six months so that they will not exceed 2.75% for 2006.

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

Servicing fees to the General Partner increased $36,000 (11.3%) due to the increase in the weighted average balance of the loan portfolio of 11.3% during the six months ended June 30, 2006, as compared to 2005, as the servicing fees are calculated and paid at the rate of 0.25% per annum of the unpaid principal balance of the loans, pursuant to the Partnership Agreement.

Legal and accounting expenses decreased $179,000 (75.3%) and $213,000 (59.2%) during the three and six months ended June 30, 2006, as compared to the same periods in 2005, due to accounting and consulting expenses incurred in the effort to ready the Partnership’s internal controls for audit pursuant to Rule 404 of the Sarbanes-Oxley Act during the three and six months ended June 30, 2005. Such expenses were not incurred during the three and six months ended June 30, 2006, however, the Partnership expects to incur further accounting and consulting related fees due to Rule 404 in 2006 and beyond.

Interest expense increased $314,000 (194%) and $744,000 (193%) during the three and six months ended June 30, 2006, as compared to the same periods in 2005, because the Partnership utilized its line of credit to invest in loans secured by trust deeds over most of the three and six months ended June 30, 2006 (balance of $4,576,000 as of June 30, 2006), while the Partnership did not utilize the line of credit during the three and six months ended June 30, 2005.

The decrease in the provision for loan losses of $350,000 during the six months ended June 30, 2006 was the result of an analysis performed on the loan portfolio, which resulted in no increase in the allowance for loan losses during the six month period. During the six months ended June 30, 2005, the allowance for loan losses was increased by $350,000.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties increased $55,000 (29.5%) and $301,000 (119.8%) during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, as a result of increased rental revenue from the Partnership’s investment properties and the manufactured home park within Dation, LLC. There have been increased rental rates as a result of lease renewals and tenant turnover at the 720 University property and other commercial properties held by the Partnership and increased occupancy at the Dation property over the past year. Approximately $182,000 of Dation’s net income during the six months ended June 30, 2006 was generated from a FEMA hurricane relief contract (rental of vacant lots in the manufactured home park) that will expire in March 2007. Thus, unless Dation is able to secure new tenants on these lots or if the FEMA contract is not extended, this revenue stream will not continue past March 2007.

Net Loss from Discontinued Operations

Net loss from discontinued operations is related to the Bayview Gardens, LLC assisted living facility located in Monterey, California, which was sold in June 2006. The increase in the net loss of $81,000 (110.1%) and $54,000 (32.9%) during the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, was a result of the winding down of operations at the facility prior to the sale closing. Certain residents moved out of the facility, because the buyer decided to change the focus of the care facility from Alzheimer’s care to general assisted living.

Financial Condition

June 30, 2006 and December 31, 2005

Loan Portfolio

The number of Partnership mortgage investments decreased from 87 to 83, and the average loan balance increased from $3,177,000 to $3,270,000 between December 31, 2005 and June 30, 2006.

Approximately $15,019,000 (5.5%) and $25,899,000 (9.4%) of the loans invested in by the Partnership were more than ninety days delinquent in monthly payments as of June 30, 2006 and December 31, 2005, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $20,159,000 (7.4%) and $32,349,000 (11.7%) as of June 30, 2006 and December 31, 2005, respectively. Of the impaired loans, approximately $2,400,000 (0.9%) and $0 (0%), respectively, were in the process of foreclosure, and approximately $1,600,000 (0.6%), involved loans to borrowers who were in bankruptcy. Of the total past maturity loans as of June 30, 2006, two loans in the total amount of approximately $8,222,000 were paid off in full subsequent to quarter end.

Loans involving borrowers in bankruptcy as of December 31, 2005 consisted of one loan with a total principal balance of $1,600,000, which is still in bankruptcy as of June 30, 2006.

As of June 30, 2006 and December 31, 2005, the Partnership held the following types of mortgages:

	June 30,	December 31,
	2006	2005
1st Mortgages	$257,779,546	$268,231,741
2nd Mortgages	13,633,458	8,179,517
Total	$271,413,004	$276,411,258

Income Producing Properties	$154,853,252	$157,571,480
Construction	65,637,530	52,078,648
Unimproved Land	49,772,222	66,297,768
Residential	1,150,000	463,362
Total	$271,413,004	$276,411,258

Changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Balance, beginning of period	$4,150,000	$4,100,000
Provision	—	350,000
Recovery of bad debts	—	—
Charge-off	—	—
Balance, end of period	$4,150,000	$4,450,000

Real Estate Properties Held for Sale and Investment

As of June 30, 2006, the Partnership held title to nine properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of approximately $30,478,000 (including properties held in three limited liability companies), net of allowance for losses of $660,000 and accumulated depreciation and amortization of $2,008,000. As of June 30, 2006, properties held for sale total $13,342,000 and properties held for investment total $17,136,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. Three of the Partnership’s nine properties do not currently generate revenue.

During the quarter ended June 30, 2006, one lot located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $50,000, resulting in a gain to the Partnership of approximately $36,000.

During the quarter ended June 30, 2006, Dation sold one lot and one model home, resulting in gain on sale to the Partnership (consolidated) of approximately $18,000.

Bayview Gardens, LLC

The Partnership is the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California (which was obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004). In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000. The Partnership has also agreed to provide construction advances to the buyer under the loan in an amount not to exceed $550,000 for certain improvements to be made to the property. The terms of the loan require interest only payments for the first year at the rate of 8% per annum and then will require fully amortizing loan payments over the next 20 years with a 10 year maturity (balloon payment due). The interest rate will be adjusted annually to 2% above the prime rate beginning in June 2011 (with an 8% floor rate).

At the time of sale, the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was canceled in full by the General Partner (see note 7). Pursuant to the amended note agreement, the repayment of the note to the General Partner was fully dependent upon the proceeds from the sale of the Bayview property. The amended agreement required the net sale proceeds be applied first to the Partnership’s basis in the property and second to the General Partner note. Based on the amended agreement, the maximum amount the General Partner could collect on the note as a result of the sale was reduced to approximately $352,000. The General Partner chose to cancel the remaining balance of the note as it would not be collected until the Partnership received final payment on the note to the buyer. The debt cancellation amount decreased the Partnership’s basis in the property to $4,685,000, resulting in a net gain to the Partnership from the sale of approximately $907,000. Approximately $4,000 of this amount was recorded as current gain to the Partnership and the remaining $903,000 was deferred and will be recognized as principal payments are received on the loan under the installment method.

Changes in the allowance for real estate losses for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Balance, beginning of period	$660,000	$660,000
Provision	—	—
Deductions for real estate sold	—	—
Balance, end of period	$660,000	$660,000

Interest and Other Receivables

Interest and other receivables increased from approximately $3,249,000 as of December 31, 2005 to $4,719,000 as of June 30, 2006 ($1,470,000 or 45.3%) due primarily to the accrual of delinquent interest of approximately $890,000 on two loans which were paid off in full in July 2006 (subsequent to quarter end) and the growth in the loan portfolio during the six months ended June 30, 2006.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $1,058,000 as of December 31, 2005 to approximately $595,000 as of June 30, 2006 ($463,000 or 43.8%) due primarily to accrued property taxes on the Santa Clara, California industrial property obtained via foreclosure in December 2005, that were paid during the six months ended June 30, 2006.

Due to General Partner

Due to General Partner increased from approximately $301,000 as of December 31, 2005 to approximately $2,428,000 as of June 30, 2006 ($2,126,000 or 706%) due to an increase in management fees owed to the General Partner as of June 30, 2006, primarily as a result of approximately $1,100,000 of delinquent interest collected on three loans at the time they were paid off in June and July 2006 and the net taxable income from the sale of Bayview Gardens and the resulting debt cancellation between the Partnership and the General Partner in June 2006. See “Results of Operations” above.

Line of Credit Payable

Line of credit payable decreased from approximately $16,300,000 as of December 31, 2005 to $4,576,000 ($11,724,000 or 71.9%) as of June 30, 2006 due to loan payoffs received and loan sales in excess of loan originations during the six months ended June 30, 2006, thereby allowing the Partnership to pay down its line of credit.

Note and Interest Payable to General Partner

Note and interest payable to general partner decreased from approximately $1,269,000 as of December 31, 2005 to $0 as of June 30, 2006 due to the cancellation of the debt by the general partner at the time the Bayview property was sold in June 2006. The amount of debt cancellation reduced the Partnership’s basis in the property at the time of sale. See “Real Estate Properties Held for Sale and Investment – Bayview Gardens, LLC” above.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2006, management believes that the allowance for loan losses of $4,150,000 is adequate. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of June 30, 2006, eight loans totaling $15,019,000 were delinquent in monthly payments greater than ninety days. This includes two matured loans totaling $2,900,000. In addition, eight loans totaling $20,159,000 were also past maturity but current in monthly payments as of June 30, 2006 (combined total of $35,178,000 in loans that are past maturity and delinquent in payments greater than ninety days).

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

Withdrawal percentages have been 5.45%, 3.32%, 4.42%, 4.47%, 4.29% and 4.79% (annualized) for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and the six months ended June 30, 2006, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $50,000,000 ($10,000,000 of which expired on July 31, 2006). There was $4,576,000 outstanding on the line of credit as of June 30, 2006. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of June 30, 2006.

As of June 30, 2006, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $33,642,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2007. The source of funds to fulfill these commitments will be payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

During the six months ended June 30, 2006, cash flows provided by operating activities approximated $10,844,000. Investing activities provided approximately $10,226,000 of net cash during the six month period, as approximately $102,337,000 was used for investing in loans, net of $112,361,000 received from the payoff or sale of loans. Approximately $21,752,000 was used in financing activities, as approximately $11,724,000 of cash was used to pay down the Partnership’s line of credit and approximately $10,175,000 of cash was distributed to limited partners in the form of income distributions and capital withdrawals, net of proceeds from the sale of Partnership units of approximately $130,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table contains information about the Partnership’s interest earning assets and interest bearing liabilities as of June 30, 2006. The presentation for each category aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2006 through 2010 and aggregates the information for all maturities arising after 2010. The carrying values of the assets and liabilities approximate their fair values as of June 30, 2006.

Interest Earning Assets and Interest Bearing Liabilities

Aggregated by Maturity Date

Twelve Months Ended June 30

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$5,709,067	—	—	—	—	—	$5,709,067
Average interest rate	4.8%	—	—	—	—	—	4.8%
Loans secured by trust deeds	$162,261,424	$79,197,721	$6,104,919	—	$76,603	$23,772,337	$271,413,004
Average interest rate	11.1%	10.3%	9.3%	—	11.0%	9.8%	10.7%

Interest bearing liabilities:
Note payable to bank	—	—	—	$37,519	$154,911	$10,307,570	$10,500,000
Average interest rate	—	—	—	5.1%	5.1%	5.1%	5.1%
Line of credit payable	$4,576,000	—	—	—	—	—	$4,576,000
Average interest rate	8.3%	—	—	—	—	—	8.3%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The majority of the Partnership’s mortgage loans (90.6% as of June 30, 2006) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. None of the mortgage loans have prepayment penalties. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. As interest rates increase, although the interest rates the Partnership obtains from reinvested funds will generally increase, the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. As interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.

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

Item 4. Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of June 30, 2006, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective.

There have been no significant changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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