Form 10-Q
period 2006-11-14
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2006-11-14
CIK 841501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [	] No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Page

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 6.	Exhibits	29

Exhibit 31.1

Exhibit 31.2

Exhibit 32

Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(UNAUDITED)

	September 30 2006	December 31 2005
ASSETS
Cash and cash equivalents	$15,251,995	$6,139,028
Restricted cash	1,000,000	1,000,000
Loans secured by trust deeds, net of allowance for losses of $4,225,000 in 2006 and $4,150,000 in 2005	253,963,734	272,261,258
Interest and other receivables	4,069,740	3,248,880
Real estate held for sale, net of allowance for losses of $405,388 in 2006 and $660,000 in 2005	12,971,429	13,178,505
Real estate held for investment, net of accumulated depreciation and amortization of $2,152,149 in 2006 and $2,027,620 in 2005	17,060,813	23,214,707
	$304,317,711	$319,042,378

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$566,357	$540,984
Due to general partner	1,032,129	301,288
Accounts payable and accrued liabilities	876,160	1,058,151
Deferred gain on sale of real estate	902,680	—
Note payable	10,500,000	10,500,000
Note and interest payable to general partner	—	1,268,750
Line of credit payable	—	16,300,000
Total Liabilities	13,877,326	29,969,173

Minority interest	149,843	159,942

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,854,179	2,845,429
Limited partners	287,436,363	286,067,834
Total Partners’ Capital	290,290,542	288,913,263
	$304,317,711	$319,042,378

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2006 and 2005

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

REVENUES:
Interest income on loans secured by trust deeds	$6,615,539	$5,948,329	$21,989,726	$20,549,371
Gain on sale of real estate	301,889	102,402	378,848	746,841
Rental and other income from real estate properties	862,772	721,921	2,669,298	2,051,129
Other income	121,563	238,284	294,395	421,232
Total revenues	7,901,763	7,010,936	25,332,267	23,768,573

EXPENSES:
Management fees to general partner	1,243,482	792,539	5,168,298	5,087,860
Servicing fees to general partner	165,621	143,702	517,889	460,186
Carried interest to general partner	2,068	2,240	6,484	14,981
Administrative	12,000	12,000	36,000	36,000
Legal and accounting	50,025	54,027	196,658	413,433
Rental and other expenses on real estate properties	592,901	503,767	1,847,146	1,581,681
Interest expense	194,561	159,128	1,325,022	545,114
Minority interest	9,039	6,652	17,901	8,399
Provision for loan losses	75,000	(300,000)	75,000	50,000
Recovery of losses on real estate held for sale	(43,059)	—	(43,059)	—
Other	5,768	12,579	40,758	69,664
Total expenses	2,307,406	1,386,634	9,188,097	8,267,318

Net income from continuing operations	$5,594,357	$5,624,302	$16,144,170	$15,501,255

Net loss from discontinued operations	(22,542)	(32,226)	(238,908)	(195,047)

Net income	$5,571,815	$5,592,076	$15,905,262	$15,306,208

Net income allocated to general partner	$55,187	$55,357	$157,522	$151,493

Net income allocated to limited partners	$5,516,628	$5,536,719	$15,747,740	$15,154,715

Net income allocated to limited partners per weighted average limited partnership unit	$.02	$.02	$.05	$.05

Weighted average limited partnership units	286,936,000	285,075,000	286,691,000	284,783,000

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(UNAUDITED)

	September 30	September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,905,262	$15,306,208
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate properties	(378,848)	(746,841)
Gain on sale of discontinued operation	(4,048)	—
Provision for loan losses	75,000	50,000
Recovery of losses on real estate held for sale	(43,059)	—
Depreciation and amortization	525,371	573,934
Changes in operating assets and liabilities:
Interest and other receivables	(820,860)	66,353
Due from affiliate	—	47,326
Accounts payable and accrued liabilities	(181,991)	7,120
Due to general partner	730,841	(568,899)
Interest payable to general partner	27,223	138,632
Net cash provided by operating activities	15,834,891	14,873,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(126,851,049)	(80,209,130)
Principal collected on loans	127,098,573	89,961,836
Sales of loans to third parties	23,000,000	22,660,000
Investment in real estate properties	(862,310)	(1,422,010)
Net proceeds from disposition of real estate properties	1,705,571	2,117,882
Minority interest in limited liability companies	(10,099)	1,199
Net cash provided by investing activities	24,080,686	33,109,777

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	133,968	308,470
Accrued distributions payable	25,373	2,911
Repayments on note payable	—	(9,728,973)
Proceeds from origination of note payable	—	10,500,000
Net repayments on line of credit	(16,300,000)	—
Partners’ cash distributions	(4,996,780)	(4,925,148)
Partners’ capital withdrawals	(9,665,171)	(8,918,921)
Net cash used in financing activities	(30,802,610)	(12,761,661)

Net increase in cash and cash equivalents	9,112,967	35,221,949

Cash and cash equivalents at beginning of period	6,139,028	9,008,819

Cash and cash equivalents at end of period	$15,251,995	$44,230,768

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,273,948	$405,232

See notes 4 and 7 for supplemental disclosure of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the consolidated financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation.

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, and the valuation of real estate held for sale and investment. Actual results could differ significantly from these estimates.

Income Taxes

No provision for federal and state income taxes (other than the $800 state minimum tax) is made in the consolidated financial statements since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of September 30, 2006 and December 31, 2005 are as follows:

	2006	2005
Income-producing properties	$154,831,037	$157,571,480
Construction	55,232,130	52,078,648
Unimproved land	46,710,567	66,297,768
Residential	1,415,000	463,362

	$258,188,734	$276,411,258

First mortgages	$241,289,615	$268,231,741
Second mortgages	16,899,119	8,179,517

	$258,188,734	$276,411,258

Scheduled maturities of loans secured by trust deeds as of September 30, 2006 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total
12 month period ending September 30:
2006 (past maturity)	$39,015,516	$1,600,000	$40,615,516
2007	102,722,093	—	102,722,093
2008	85,105,559	784,772	85,890,331
2009	5,300,540	—	5,300,540
2010	—	73,015	73,015
2011	—	—	—
Thereafter (through 2016)	749,563	22,837,676	23,587,239

	$232,893,271	$25,295,463	$258,188,734

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2006 and December 31, 2005:

	September 30, 2006 Balance	Portfolio Percentage	December 31, 2005 Balance	Portfolio Percentage
Arizona	$28,674,632	11.11%	$21,024,788	7.61%
California	144,598,093	56.01%	129,127,604	46.72%
Colorado	14,000,000	5.42%	12,129,520	4.39%
Hawaii	1,300,000	0.50%	1,300,000	0.47%
Idaho	2,891,434	1.12%	1,636,923	0.59%
Nevada	882,855	0.34%	14,936,952	5.40%
North Carolina	15,465,000	5.99%	15,465,000	5.60%
South Carolina	3,301,509	1.28%	3,301,509	1.19%
Tennessee	7,361,225	2.85%	—	—
Texas	2,635,000	1.02%	25,635,000	9.27%
Utah	21,448,808	8.31%	39,329,651	14.23%
Virginia	2,230,000	0.86%	3,185,000	1.15%
Washington	13,400,178	5.19%	9,339,311	3.38%

	$258,188,734	100.00%	$276,411,258	100.00%

As of September 30, 2006 and December 31, 2005, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 47% ($122,475,000) and 36% ($100,218,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (4.91%, 4.59% and 4.64%, respectively, as of September 30, 2006), the prime rate (8.25% as of September 30, 2006) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (4.28% and 3.0%, respectively, as of September 30, 2006) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

As of September 30, 2006 and December 31, 2005, approximately $245,104,000 (94.9%) and $268,072,000 (97.0%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

As of September 30, 2006, the Partnership has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $28,409,000.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

As of December 31, 2005, the Partnership participated in loans with a total principal balance of $23,000,000 with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of the participated loans as December 31, 2005, the Partnership was guaranteed its share of interest and principal prior to any other investors participating in such loans. During the nine months ended September 30, 2006, the Lead Lender purchased in full at face values the Partnership’s participation interests in all of the participated loans with a total principal balance of $23,000,000.

During the nine months ended September 30, 2006 and 2005, the Partnership refinanced loans totaling $16,500,000 and $11,844,000, respectively, thereby extending the maturity dates of such loans. During the three months ended September 30, 2006 and 2005, the Partnership refinanced loans totaling $0 and $223,000, respectively.

The scheduled maturities for 2006 include fifteen past maturity loans totaling approximately $40,616,000 as of September 30, 2006, of which two loans totaling approximately $2,900,000 represent loans for which interest payments are delinquent greater than ninety days. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.

As of September 30, 2006 and December 31, 2005, the Partnership had nine and ten impaired loans, respectively, that were delinquent in monthly payments greater than ninety days totaling approximately $21,165,000 and $25,899,000, respectively. In addition, as of September 30, 2006 and December 31, 2005, the Partnership had thirteen and eighteen loans, respectively, that were past maturity (delinquent in principal) but current in monthly payments totaling approximately $37,716,000 and $32,349,000, respectively (combined total of delinquent loans of $58,881,000 and $58,248,000, respectively). The Partnership has begun foreclosure proceedings by filing a notice of default on two impaired loans with aggregate principal balances totaling approximately $8,726,000 as of September 30, 2006. In addition, one loan with a principal balance of $1,600,000 involves a borrower in bankruptcy as of September 30, 2006.

Of the total past maturity loans, two loans with a total principal balance of approximately $700,000 were paid off in full in October 2006 (subsequent to quarter end).

The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money on these loans as of September 30, 2006. There are six loans totaling approximately $26,839,000 in workout agreements as of September 30, 2006.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $20,595,000 and $22,575,000 as of September 30, 2006 and 2005, respectively. For the three and nine months ended September 30, 2006 and 2005, interest income recognized on impaired loans totaled approximately $233,000 and $2,300,000, respectively, and approximately $560,000 and $2,900,000, respectively. For the three and nine months ended September 30, 2006 and 2005, interest income received on impaired loans totaled approximately $1,002,000 and $1,884,000, respectively and $1,966,000 and $2,900,000, respectively. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

As of September 30, 2006 and December 31, 2005, $9,539,000 and $10,079,000, respectively, of the impaired loans has a specific related allowance for credit losses totaling $1,500,000 and $1,500,000, respectively. There was a non-specific allowance for credit losses of $2,725,000 and $2,650,000 for the remaining delinquent balance and for other loans as of September 30, 2006 and December 31, 2005, respectively.

The allowance for loan losses was increased by $75,000 during the three and nine months ended September 30, 2006 due to management’s decision to make an additional provision as a result of an increase in past maturity loans and loans in the process of foreclosure since March 2006.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$4,150,000	$4,450,000	$4,150,000	$4,100,000
Provision	75,000	(300,000)	75,000	50,000
Recovery of bad debts	—	—	—	—
Charge-off	—	—	—	—
Balance, end of period	$4,225,000	$4,150,000	$4,225,000	$4,150,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of September 30, 2006 and December 31, 2005. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

NOTE 3 - REAL ESTATE HELD FOR SALE

Real estate held for sale as of September 30, 2006 and December 31, 2005 consists of the following properties acquired through foreclosure from 1997 through 2006:

	2006	2005
Manufactured home subdivision development, Ione, California	$869,450	$840,374
Undeveloped land, Gresham, Oregon, net of valuation allowance of $250,000	1,374,048	1,374,048
Undeveloped land, San Jose, California	3,025,992	3,025,992
Industrial land and buildings, Santa Clara, California	4,258,407	4,121,873
Four and eight condominium units, Lincoln City, Oregon, net of valuation allowance of $155,388 and $410,000, respectively (held within Oregon Leisure Homes, LLC)	590,066	1,117,924
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,853,466	2,698,294
	$12,971,429	$13,178,505

Changes in the allowance for real estate losses for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$660,000	$660,000	$660,000	$660,000
Provision	—	—	—	—
Deductions for real estate sold	(254,612)	—	(254,612)	—
Balance, end of period	$405,388	$660,000	$405,388	$660,000

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

During the three months ended September 30, 2006 and 2005, the Partnership advanced an additional $31,000 and $29,000, respectively, to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $721,000 and $5,000, respectively, from collections on notes receivable and sales of condominium units. During the three months ended September 30, 2006, OLH sold four condominium units for total sales proceeds of approximately $868,000 and gain on sale in the total amount of approximately $297,000. As of September 30, 2006, OLH reversed a valuation allowance of $43,000 related specifically to a unit, that was fully recovered at the time of sale in October 2006 and such recovery of bad debt has been recorded in the accompanying consolidated statements of income.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

The net income (loss) to the Partnership from OLH was approximately $331,000 and $(39,000) for the three months ended September 30, 2006 and 2005, respectively, and $282,000 and $(90,000) for the nine months ended September 30, 2006 and 2005, respectively.

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

Dation sold one house (without lot) and one house (with lot), respectively, during the three months ended September 30, 2006 and 2005, resulting in gain on sale of approximately $5,000 and $18,000, respectively. Dation repaid $0 and $10,000, respectively, of the loan to the Partnership and repaid $63,000 and $50,000, respectively, in OMIF capital contributions during the three months ended September 30, 2006 and 2005. The Partnership advanced an additional $24,000 and $33,000, respectively, to Dation during the three months ended September 30, 2006 and 2005.

The net income (loss) to the Partnership from Dation was approximately $33,000 and $(41,000) for the three months ended September 30, 2006 and 2005, respectively, and $177,000 and $(118,000) for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of September 30, 2006 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, and a commercial building located in Roseville, California and is comprised of the following as of September 30, 2006 and December 31, 2005:

	2006	2005
Land	$4,349,063	$5,690,620
Buildings	10,102,131	14,983,248
Improvements	4,083,789	3,907,427
Other	677,979	661,032
	19,212,962	25,242,327
Less: Accumulated depreciation and amortization	(2,152,149)	(2,027,620)
	$17,060,813	$23,214,707

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

Bayview Gardens, LLC

The Partnership is the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004. In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000 (net proceeds of $5,592,000 after selling costs). The Partnership has also agreed to provide construction advances to the buyer under the loan in an amount not to exceed $550,000 for certain improvements to be made to the property. The terms of the loan require interest only payments for the first year at the rate of 8% per annum and then will require fully amortizing loan payments over the next 20 years with a 10 year maturity (balloon payment due). The interest rate will be adjusted annually to 2% above the prime rate beginning in June 2011 (with an 8% floor rate).

At the time of sale, the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was canceled in full by the General Partner (see note 7). Pursuant to that note agreement, the repayment of the note to the General Partner was fully dependent upon the proceeds from the sale of the Bayview property. The agreement required the net sale proceeds be applied first to the Partnership’s basis in the property and second to the General Partner note. Based on the agreement, the maximum amount the General Partner could have collected on the note as a result of the sale was approximately $352,000. The General Partner chose to cancel the remaining balance of the note as it would not be collected until the Partnership received final payment on the note to the buyer. The debt cancellation amount decreased the Partnership’s basis in the property to $4,685,000, resulting in a net gain to the Partnership from the sale of approximately $907,000. Approximately $4,000 of this amount was recorded as current gain to the Partnership and the remaining $903,000 was deferred and will be recognized as principal payments are received on the loan under the installment method.

The net loss to the Partnership from Bayview operations was $23,000 and $32,000 (including depreciation of approximately $0 and $48,000) for the three months ended September 30, 2006 and 2005, respectively, and $239,000 and $195,000 (including depreciation of approximately $80,000 and $143,000) for the nine months ended September 30, 2006 and 2005, respectively. These amounts include the gain on sale of the property of approximately $4,000 for the three and nine months ended September 30, 2006 and have been reported as net loss from discontinued operations in the accompanying consolidated statements of income.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $76,000 and $93,000 (including depreciation and amortization of $129,000 and $114,000) for the three months ended September 30, 2006 and 2005, respectively, and $249,000 and $114,000 (including depreciation and amortization of $377,000 and $392,000) for the nine months ended September 30, 2006 and 2005, respectively. The minority interest of the joint venture partner of approximately $150,000 and $160,000 as of September 30, 2006 and December 31, 2005, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $14,703,000 and $14,898,000 as of September 30, 2006 and December 31, 2005, respectively.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

NOTE 5 - TRANSACTIONS WITH AFFILIATES

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $1,243,000 and $793,000 for the three months ended September 30, 2006 and 2005, respectively, and $5,168,000 and $5,088,000, for the nine months ended September 30, 2006 and 2005, respectively. Service fees amounted to approximately $166,000 and $144,000 for the three months ended September 30, 2006 and 2005, respectively, and $518,000 and $460,000 for the nine months ended September 30, 2006 and 2005, respectively.

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2006 and 2005. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2006, the management fees would have been $1,822,000 (increase of $579,000) and $5,697,000 (increase of $529,000), respectively, which would have reduced net income allocated to limited partners by approximately 10.4% and 3.3%, respectively. Net income allocated to limited partners per weighted average limited partner unit would not have changed from those reported in the accompanying consolidated statements of income.

For the years 2003, 2004 and 2005 and the nine months ended September 30, 2006 (annualized), the management fees were 2.01%, 2.00%, 2.27% and 2.50% of the average unpaid balance of mortgage loans, respectively.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $659,000 and $139,000 for the three months ended September 30, 2006 and 2005, respectively, and $956,000 and $514,000 for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $23,000 and $5,000 for the three months ended September 30, 2006 and 2005, respectively, and $77,000 and $15,000 for the nine months ended September 30, 2006 and 2005, respectively.

OFG originates all loans the Partnership invests in, with the exception of loans participated with outside entities, and receives loan origination fees directly from borrowers or from advances on such loans. Such fees earned by OFG amounted to approximately $756,000 and $482,000 on loans originated of approximately $24,480,000 and $29,340,000 for the three months ended September 30, 2006 and 2005, respectively, and approximately $4,556,000 and $7,856,000 on loans originated of approximately $133,521,000 and $158,599,000 for the nine months ended September 30, 2006 and 2005, respectively. Of the $4,556,000 and $7,856,000 in loan origination fees earned by OFG during the nine months ended September 30, 2006 and 2005, $870,000 and $4,000,000, respectively, were back-end fees that will not be collected until either some future date or when the related loans are paid in full.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were approximately $12,000 and $12,000 during the three months ended September 30, 2006 and 2005, respectively, and approximately $36,000 and $36,000 during the nine months ended September 30, 2006 and 2005, respectively.

NOTE 6 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 4), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended September 30, 2006 and 2005 was approximately $136,000 and $136,000, respectively, and approximately $404,000 and $406,000 for the nine months ended September 30, 2006 and 2005, respectively. The note contains certain covenants, which 720 University has complied with as of September 30, 2006.

NOTE 7 - NOTE AND INTEREST PAYABLE TO GENERAL PARTNER

The Partnership had a note and interest payable to the General Partner in the total amount of approximately $1,269,000 as of December 31, 2005, as a result of the deed in lieu of foreclosure obtained on a Partnership loan in June 2004. The Partnership recorded interest expense on this note of approximately $27,000 during the nine months ended September 30, 2006. When the property securing the loan (Bayview) was sold in June 2006 (see note 4), the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was canceled in full by the General Partner. The cancellation of the debt was recorded as a reduction in the basis of the property, resulting in a deferred gain on sale of approximately $903,000, which is reported on the accompanying consolidated balance sheet.

NOTE 8 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The amount of credit available under this line of credit is $40,000,000. The line of credit expires on July 31, 2007. The balance outstanding on the line of credit was $0 and $16,300,000 as of September 30, 2006 and December 31, 2005, respectively. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% and 6.75% as of September 30, 2006 and 2005, respectively. Interest expense was approximately $59,000 and $0 for the three months ended September 30, 2006 and 2005, respectively, and approximately $894,000 and $1,000 for the nine months ended September 30, 2006 and 2005, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of September 30, 2006.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements

September 30, 2006 (UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. As of September 30, 2006, there were $28,409,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans, line of credit draws or capital contributions from limited partners. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

PART I – Item 2.

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

Related Parties

The General Partner of the Partnership is Owens Financial Group, Inc. (“OFG” or the “General Partner”). All Partnership business is conducted through the General Partner, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership. The fees received by the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner, subject to the limitations imposed by the Partnership Agreement. In the past, the General Partner has elected not to take the maximum compensation. The following is a list of various Partnership activities for which related parties are compensated.

•

Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $1,243,000 and $793,000 for the three months ended September 30, 2006 and 2005, respectively.

•

Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $166,000 and $144,000 for the three months ended September 30, 2006 and 2005, respectively.

•

Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $756,000 and $482,000 on loans originated of approximately $24,480,000 and $29,340,000 for the three months ended September 30, 2006 and 2005, respectively.

•

Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees). The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff. These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $659,000 and $139,000 for the three months ended September 30, 2006 and 2005, respectively.

•

Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $23,000 and $5,000 for the three months ended September 30, 2006 and 2005, respectively.

•

Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to the General Partner by the Partnership were approximately $12,000 and $12,000 during the three months ended September 30, 2006 and 2005, respectively.

•

Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of September 30, 2006, the General Partner has made cash capital contributions of $1,441,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. The carried interest expense charged to the Partnership was $2,000 and $2,000 for the three months ended September 30, 2006 and 2005, respectively.

Results of Operations

Overview

The Partnership invests in mortgage loans on real property located in the United States that are primarily originated by the General Partner.

The Partnership’s primary objective is to generate monthly income from its investment in mortgage loans. The Partnership’s focus is on making mortgage loans to owners and developers of real property whose financing needs are often not met by traditional mortgage lenders. These include borrowers that traditional lenders may not normally consider because of perceived credit risks based on ratings or experience levels, and borrowers who require faster loan decisions and funding. One of the Partnership’s competitive advantages is the ability to approve loan applications and fund more quickly than traditional lenders.

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

During 2005 and the first three quarters of 2006, the U.S. economy has shown favorable performance. As part of the increased economic activity, the national unemployment rate declined from about 6.0% three years ago to about 4.4% today. The California unemployment rate declined to 4.8% in September 2006 from 5.2% in September of 2005. The 2005 and first quarter 2006 Gross Domestic Product increased at an annualized rate of 3.5% and 5.6%, respectively. Although inflation continues to be a concern, the Gross Domestic Product slowed from 5.6% in the first quarter to 2.6% in the second quarter and 1.6% in the third quarter of 2006. This has been in response to the Federal Reserve’s increase in the federal funds rate seventeen consecutive times from June 2004 through July 2006, increasing the rate to 5.25% as of September 30, 2006. This effort has led to reduced inflationary concerns as the Federal Reserve maintained the federal funds rate at 5.25% at the August, September and October 2006 meetings.

Short term interest rates have responded quickly to the increases in the federal funds rate over the past two years. However, longer term interest rates have been slower to react. These rate increases have not had a substantial impact on the rates that the Partnership has charged on its loans. In fact, the weighted average interest rate on Partnership loans decreased from 10.9% as of September 30, 2005 to 10.6% as of September 30, 2006. Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

Partnership lending volume increased near the end of 2005 and the first half of 2006, which resulted in decreased available cash and an increase in amounts drawn on the Partnership’s line of credit to temporarily fund investments in new loans during 2006. During the quarter ended September 30, 2006, the Partnership was able to fully pay down the balance on the line of credit as a result of loan payoffs received in excess of loan originations during the quarter. In the past few years, there has been a shortage of suitable loans for the Partnership to invest in resulting in increased cash. This shortage has resulted in the Partnership being closed to most new limited partner investments since September 2001.

For Partnership loans outstanding as of September 30, 2006, the Partnership had an average loan-to-value ratio of approximately 57%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of September 30, 2006, 47.4% of loans were secured by real estate in Northern California, while 11.1%, 8.6% and 8.3% were secured by real estate in Arizona, Southern California and Utah, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

While the residential real estate market is beginning to slow in California, the commercial real estate market continues to improve. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening real estate economy, particularly in California, Arizona or Utah, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Total revenues	$7,901,763	$7,010,936	$25,332,267	$23,768,573
Total expenses	2,307,406	1,386,634	9,188,097	8,267,318

Net income from continuing operations	$5,594,357	$5,624,302	$16,144,170	$15,501,255

Net loss from discontinued operations	(22,542)	(32,226)	(238,908)	(195,047)

Net income	$5,571,815	$5,592,076	$15,905,262	$15,306,208

Net income allocated to limited partners	$5,516,628	$5,536,719	$15,747,740	$15,154,715

Net income allocated to limited partners per weighted average limited partnership unit	$.02	$.02	$.05	$.05

Annualized rate of return to limited partners (1)	7.7%	7.8%	7.3%	7.1%

Distribution per partnership unit (yield) (2)	7.6%	7.3%	7.5%	7.3%

Weighted average limited partnership units	286,936,000	285,075,000	286,691,000	284,783,000

(1)

The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of September 30, 2006 and 2005 divided by the number of months during the period and multiplied by twelve (12) months.

(2)

Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Total Revenues

Interest income on loans secured by trust deeds increased $667,000 (11.2%) and $1,440,000 (7.0%) during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, primarily due to an increase in the weighted average balance of the loan portfolio of 15.3% and 12.5% during the three and nine months ended September 30, 2006, as compared to 2005. This increase was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.1% for the nine months ended September 30, 2005 to 10.7% for the nine months ended September 30, 2006.

Gain on sale of real estate increased $199,000 (194.8%) and decreased $368,000 (49.3%) during the three and nine months ended September 30, 2006, respectively, as compared to the same period in 2005. During the three months ended September 30, 2006, four condominium units owned by OLH and one house owned by Dation were sold for gains totaling approximately $302,000. In the same period in 2005, two lots/houses in the manufactured home park in Ione, California were sold for gains totaling approximately $102,000. During the nine months ended September 30, 2006, four condominium units owned by OLH and four lots/houses owned by Dation were sold for gains totaling approximately $379,000. In the same period in 2005, land in Sacramento, California and seven lots/houses in the manufactured home park in Ione, California were sold for gains totaling approximately $747,000. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Other income decreased $117,000 (49.0%) and $127,000 (30.1%) during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, due primarily to a decrease in interest earned on money market investments. The Partnership has had a decreased amount of cash and equivalents available during 2006 (as compared to 2005) as a result of an increase in loan originations in late 2005 and 2006.

Total Expenses

Management fees to the General Partner increased $451,000 (56.9%) and $80,000 (1.6%) during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, due primarily to an increase in the weighted average balance of the loan portfolio of 15.3% and 12.5% during the three and nine months ended September 30, 2006, as compared to 2005. The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2006, the management fees would have been $1,822,000 (increase of $579,000) and $5,697,000 (increase of $529,000), respectively, which would have reduced net income allocated to limited partners by approximately 10.4% and 3.3%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.02 and $.05, respectively.

For the years 2003, 2004 and 2005 and the nine months ended September 30, 2006 (annualized), the management fees were 2.01%, 2.00%, 2.27% and 2.50% of the average unpaid balance of mortgage loans, respectively.

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

Servicing fees to the General Partner increased $22,000 (15.3%) and $58,000 (12.5%) due to an increase in the weighted average balance of the loan portfolio of 15.3% and 12.5% during the three and nine months ended September 30, 2006, as compared to 2005, as the servicing fees are calculated and paid at the rate of 0.25% per annum of the unpaid principal balance of the loans, pursuant to the Partnership Agreement.

Legal and accounting expenses decreased $217,000 (52.4%) during the nine months ended September 30, 2006, as compared to the same period in 2005, due to accounting and consulting expenses incurred in the effort to ready the Partnership’s internal controls for audit pursuant to Rule 404 of the Sarbanes-Oxley Act during the nine months ended September 30, 2005. Such expenses were not incurred during the nine months ended September 30, 2006; however, the Partnership expects to incur further accounting and consulting related fees due to Rule 404 in 2007 and beyond.

Interest expense increased $35,000 (22.3%) and $265,000 (16.8%) during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, because the Partnership utilized its line of credit to invest in loans secured by trust deeds during the three and nine months ended September 30, 2006, while the Partnership did not utilize the line of credit during the three and nine months ended September 30, 2005.

The increase in the provision for loan losses of $75,000 during the three and nine months ended September 30, 2006 was due to management’s decision to make an additional provision as a result of an increase in past maturity loans and loans in the process of foreclosure since March 2006. During the nine months ended September 30, 2005, the allowance for loan losses was increased by $50,000.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties increased $52,000 (23.7%) and $353,000 (75.1%) during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, as a result of increased rental revenue from the Partnership’s investment properties and the manufactured home park within Dation, LLC. There have been increased rental rates as a result of lease renewals and tenant turnover at the 720 University property and other commercial properties held by the Partnership and increased occupancy at the Dation property over the past year. Approximately $268,000 of Dation’s net income during the nine months ended September 30, 2006 was generated from a FEMA hurricane relief contract (rental of vacant lots in the manufactured home park) that will expire in March 2007. Thus, unless Dation is able to secure new tenants on these lots or if the FEMA contract is not extended, this revenue stream will not continue past March 2007.

Net Loss from Discontinued Operations

Net loss from discontinued operations is related to the Bayview Gardens, LLC assisted living facility located in Monterey, California, which was sold in June 2006. The increase in the net loss of $44,000 (22.5%) during the nine months ended September 30, 2006, respectively, as compared to the same period in 2005, was a result of the winding down of operations at the facility prior to the sale closing. Certain residents moved out of the facility, because the buyer decided to change the focus of the care facility from Alzheimer’s care to general assisted living.

Financial Condition

September 30, 2006 and December 31, 2005

Loan Portfolio

The number of Partnership mortgage investments decreased from 87 to 84, and the average loan balance decreased from $3,177,000 to $3,074,000 between December 31, 2005 and September 30, 2006. The Partnership’s loan portfolio consists primarily of short-term (one to five year), fixed rate loans secured by real estate.

Approximately $21,165,000 (8.2%) and $25,899,000 (9.4%) of the loans invested in by the Partnership were more than ninety days delinquent in monthly payments as of September 30, 2006 and December 31, 2005, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $37,716,000 (14.6%) and $32,349,000 (11.7%) as of September 30, 2006 and December 31, 2005, respectively. Of these loans, approximately $8,726,000 (3.4%) and $0 (0%), respectively, were in the process of foreclosure, and approximately $1,600,000 (0.62%) and $1,600,000 (0.58%), respectively, involved loans to borrowers who were in bankruptcy as of September 30, 2006 and December 31, 2005. Of the total past maturity loans as of September 30, 2006, two loans in the total amount of approximately $700,000 were paid off in full subsequent to quarter end.

Loans involving borrowers in bankruptcy as of December 31, 2005 consisted of one loan with a total principal balance of $1,600,000, which is still in bankruptcy as of September 30, 2006.

As of September 30, 2006 and December 31, 2005, the Partnership held the following types of mortgages:

	September 30,	December 31,
	2006	2005
1st Mortgages	$241,289,615	$268,231,741
2nd Mortgages	16,899,119	8,179,517
Total	$258,188,734	$276,411,258

Income Producing Properties	$154,831,037	$157,571,480
Construction	55,232,130	52,078,648
Unimproved Land	46,710,567	66,297,768
Residential	1,415,000	463,362
Total	$258,188,734	$276,411,258

Changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
Balance, beginning of period	$4,150,000	$4,100,000
Provision	75,000	50,000
Recovery of bad debts	—	—
Charge-off	—	—
Balance, end of period	$4,225,000	$4,150,000

Real Estate Properties Held for Sale and Investment

As of September 30, 2006, the Partnership held title to nine properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of approximately $30,032,000 (including properties held in three limited liability companies), net of allowance for losses of $405,000 and accumulated depreciation and amortization of $2,152,000. As of September 30, 2006, properties held for sale total $12,971,000 and properties held for investment total $17,061,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. Three of the Partnership’s nine properties do not currently generate revenue.

During the quarter ended September 30, 2006, OLH sold four condominium units for total sales proceeds of approximately $868,000 and gain on sale in the total amount of approximately $297,000. As of September 30, 2006, OLH reversed the valuation allowance previously established on one of the remaining units that was sold in October 2006 in the amount of approximately $43,000.

During the quarter ended September 30, 2006, Dation sold one house (without lot), resulting in gain on sale to the Partnership of approximately $5,000.

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

Changes in the allowance for real estate losses for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
Balance, beginning of period	$660,000	$660,000
Provision	—	—
Deductions for real estate sold	(254,612)	—
Balance, end of period	$405,388	$660,000

Interest and Other Receivables

Interest and other receivables increased from approximately $3,249,000 as of December 31, 2005 to $4,070,000 as of September 30, 2006 ($821,000 or 25.3%) due primarily to an increase in the weighted average balance of the loan portfolio of 12.5% during the nine months ended September 30, 2006, as compared to 2005. The increase was also due to a receivable in the amount of approximately $228,000 recorded for the sale of one of the condominium units at OLH on September 29, 2006. The title company did not remit the sales proceeds to the Partnership until October 2, 2006 (subsequent to quarter end).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $1,058,000 as of December 31, 2005 to approximately $876,000 as of September 30, 2006 ($182,000 or 17.2%) due primarily to accrued property taxes on the Santa Clara, California industrial property obtained via foreclosure in December 2005, that were paid during the nine months ended September 30, 2006.

Due to General Partner

Due to General Partner increased from approximately $301,000 as of December 31, 2005 to approximately $1,032,000 as of September 30, 2006 ($731,000 or 243%) due to increased management fees owed to the General Partner as of September 30, 2006 pursuant to the Partnership Agreement (see “Results of Operations” above).

Line of Credit Payable

Line of credit payable decreased from approximately $16,300,000 as of December 31, 2005 to $0 as of September 30, 2006 due to loan payoffs received and loan sales in excess of loan originations during the nine months ended September 30, 2006, thereby allowing the Partnership to fully pay down its line of credit.

Note and Interest Payable to General Partner

Note and interest payable to General Partner decreased from approximately $1,269,000 as of December 31, 2005 to $0 as of September 30, 2006 due to the cancellation of the debt by the general partner at the time the Bayview property was sold in June 2006. The amount of debt cancellation reduced the Partnership’s basis in the property at the time of sale. See “Real Estate Properties Held for Sale and Investment – Bayview Gardens, LLC” above.

Asset Quality

A consequence of lending activities is that occasionally losses will be experienced and that the amount of such losses will vary from time to time, depending on the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers. Many of these factors are beyond the control of the General Partner. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on specific loans or on segments of the loan portfolio.

The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to regulations that, among other things, require them to perform ongoing analyses of their loan portfolios (including analyses of loan-to-value ratios, reserves, etc.), and to obtain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership’s mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner’s evaluation of the risk inherent in the Partnership’s loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2006, management believes that the allowance for loan losses of $4,225,000 is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of September 30, 2006, nine loans totaling $21,165,000 were delinquent in monthly payments greater than ninety days. This includes two matured loans totaling $2,900,000. In addition, thirteen loans totaling $37,716,000 were also past maturity but current in monthly payments as of September 30, 2006 (combined total of $58,881,000 in loans that are past maturity and delinquent in payments greater than ninety days).

Liquidity and Capital Resources

During the nine months ended September 30, 2006, cash flows provided by operating activities approximated $15,835,000. Investing activities provided approximately $24,081,000 of net cash during the nine month period, as approximately $150,980,000 was received from the payoff or sale of loans, net of approximately $126,851,000 used for investing in loans. Approximately $30,803,000 was used in financing activities, as $16,300,000 of cash was used to pay down the Partnership’s line of credit and approximately $14,662,000 of cash was distributed to limited partners in the form of income distributions and capital withdrawals, net of proceeds from the sale of Partnership units of approximately $134,000.

Sales of Units to investors, portfolio loan payoffs, and advances on the Partnership’s line of credit provide the capital for new mortgage investments. If general market interest rates were to increase substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments. With the exception of the reinvestment of distributions, the Partnership has been closed to most new limited partner investments since September 2001, because there have not been enough suitable mortgage investments to allow the Partnership to remain fully invested in loans for a sustained period of time. The Partnership to a lesser degree relies upon its line of credit to fund loans. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate could increase to a rate above the average portfolio rate of interest. Should such an event occur, the General Partner would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the Partnership.

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of September 30, 2006. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of September 30, 2006.

As of September 30, 2006, the Partnership has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $28,409,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2007. The source of funds to fulfill these commitments will be payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

Limited partner withdrawal percentages have been 5.45%, 3.32%, 4.42%, 4.47%, 4.29% and 4.49% (annualized) for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and the nine months ended September 30, 2006, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

PART I - Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the Partnership’s interest earning assets and interest bearing liabilities as of September 30, 2006. The presentation for each category aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and aggregates the information for all maturities arising after 2011. The carrying values of the assets and liabilities approximate their fair values as of September 30, 2006.

Interest Earning Assets and Interest Bearing Liabilities

Aggregated by Maturity Date

Twelve Months Ended September 30

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$14,958,874	—	—	—	—	—	$14,958,874
Average interest rate	4.6%	—	—	—	—	—	4.6%
Loans secured by trust deeds	$143,337,609	$85,890,331	$5,300,540	$73,015	—	$23,587,239	$258,188,734
Average interest rate	10.9%	10.0%	9.5%	11.0%	—	9.8%	10.6%

Interest bearing liabilities:
Note payable to bank	—	—	—	$75,515	$156,883	$10,267,602	$10,500,000
Average interest rate	—	—	—	5.1%	5.1%	5.1%	5.1%
Line of credit payable	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership’s mortgage loans (90.2% as of September 30, 2006) earn interest at fixed rates. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. This risk is mitigated to the extent that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance loans with the Partnership at a time when the Partnership is unable to reinvest in loans of comparable value.

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

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of September 30, 2006, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective.

There have been no significant changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Dated:	November 14, 2006	OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

By: OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated:	November 14, 2006	By: /s/ William C. Owens
William C. Owens, President

Dated:	November 14, 2006	By: /s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated:	November 14, 2006	By: /s/ Melina A. Platt
Melina A. Platt, Controller