Form 10-K
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2007-03-29
CIK 841501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-------------------------------------

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Limited Partnership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2006, the aggregate value of limited partnership units held by non-affiliates was approximately $285,428,771. This calculation is based on the capital account balances of the limited partners and excludes limited partnership units held by the general partner.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with Registrant’s S-11 Registration Statement No.333-69272 are incorporated by reference into Part IV.

TABLE OF CONTENTS

PART I

Page

Item 1.	Business	4
Item 1A.	Risk Factors	15
Item 2.	Properties	25
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27

PART II

Item 5.	Market for Registrant’s Limited Partnership Units, Related Unit Holder Matters and
Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Consolidated Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	45

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	45
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
Related Unit Holder Matters	47
Item 13.	Certain Relationships and Related Transactions, and Director Independence	48
Item 14.	Principal Accountant Fees and Services	50

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules	50

Consolidated Financial Statements and Supplementary Information	F-1

Exhibit 10.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32

PART I – Item 1. BUSINESS

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

Owens Financial Group, Inc. (the General Partner) arranges, services and maintains the loan portfolio for the Partnership. The Partnership’s mortgage loans are secured by mortgages on unimproved, improved, income-producing and non-income-producing real property, such as apartments, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.

The following table shows the total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001.

	Total Partners’ Capital	Mortgage Investments	Net Income
2006	$290,804,278	$250,143,631	$21,988,245
2005	$288,913,263	$276,411,258	$21,077,641
2004	$286,267,296	$258,431,902	$19,992,241
2003	$284,464,268	$266,374,206	$21,841,989
2002	$280,350,974	$260,211,121	$21,669,959
2001	$272,286,714	$213,703,469	$21,889,224

As of December 31, 2006, the Partnership held investments in 72 mortgage loans, secured by liens on title and leasehold interests in real property. Forty-five percent (45%) of the mortgage loans are located in Northern California. The remaining 55% are located in Southern California, Arizona, Colorado, Hawaii, Idaho, Nevada, Tennessee, Texas, Utah, Virginia and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2006:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS

(As of December 31, 2006)

	Number of Loans	Amount	Percent

1st Mortgages	64	$231,040,770	92.36%
2nd Mortgages	8	19,102,861	7.64%
	72	$250,143,631	100.00%

Maturing on or before December 31, 2006	13	$58,581,919	23.42%
Maturing on or between January 1, 2007 and December 31, 2008	47	155,053,691	61.99%
Maturing on or between January 1, 2009 and June 1, 2016	12	36,508,021	14.59%
	72	$250,143,631	100.00%

Income Producing Properties	46	$139,726,746	55.86%
Construction	10	61,513,760	24.59%
Unimproved Land	14	48,253,125	19.29%
Residential	2	650,000	0.26%
	72	$250,143,631	100.00%

The average loan balance of the mortgage loan portfolio of $3,474,000 as of December 31, 2006 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured primarily by commercial real estate. Of such investments, 10.0% earn a variable rate of interest and 90.0% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

As of December 31, 2006, the Partnership was invested in construction loans in the amount of approximately $61,514,000 and in loans secured by leasehold interests of $23,359,000. As of December 31, 2006, the Partnership has commitments to advance additional funds for construction, rehabilitation and other loans in the total amount of approximately $18,790,000.

The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

•	$24,284,000 in cash and cash equivalents required to transact the business of the Partnership and/or in conjunction with contingency reserve and compensating balance requirements;
•	$29,700,000 in real estate held for sale and investment; and
•	$3,989,000 in interest and other receivables.

Delinquencies

The General Partner does not regularly examine the existing loan portfolio to see if acceptable loan-to-value ratios are being maintained because the majority of loans mature in a period of only 1-3 years and the average loan-to-value ratio of the loan portfolio is generally low . The General Partner will perform an internal review on a loan secured by property in the following circumstances:

•	payments on the loan become delinquent;

•	the loan is past maturity;
•	it learns of physical changes to the property securing the loan or to the area in which the property is located; or
•	it learns of changes to the economic condition of the borrower or of leasing activity of the property securing the loan.

A review includes a physical evaluation of the property securing the loan and the area in which the property is located, the financial stability of the borrower, and the property’s occupancy.

As of December 31, 2006, the Partnership’s portfolio included $18,835,000 (compared with $25,899,000 as of December 31, 2005) of loans delinquent in payment greater than 90 days, representing 7.5% of the Partnership’s investment in mortgage loans. The aforementioned balance of delinquent loans at December 31, 2006 includes no loans in the process of foreclosure (compared with none as of December 31, 2005) and $8,176,000 (compared with $1,600,000 as of December 31, 2005) involving loans to borrowers who are in bankruptcy. The General Partner believes that the $4,225,000 allowance for losses on loans which is maintained in the financial statements of the Partnership as of December 31, 2006 is sufficient to cover any potential losses of principal.

During the year ended December 31, 2006, the Partnership sold full interests in four loans at their face values to unrelated parties in the total amount of $23,000,000. The sales of these loans resulted in no gain or loss to the Partnership.

Of the $25,899,000 that was delinquent as of December 31, 2005, $12,979,000 remained delinquent as of December 31, 2006 and $12,920,000 was paid off in full.

Following is a table representing the Partnership’s delinquency experience (over 90 days) and foreclosures by the Partnership as of and during the years ended December 31, 2003, 2004, 2005 and 2006:

	2003	2004	2005	2006
Delinquent Loans	$22,828,000	$37,319,000	$25,899,000	$18,835,000
Loans Foreclosed	$4,300,000	$18,875,000	$3,582,000	$0
Total Mortgage Investments	$266,374,000	$258,432,000	$276,411,000	$250,144,000
Percent of Delinquent Loans to Total Loans	8.57%	14.44%	9.37%	7.53%

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

Compensation and Reimbursement from the Partnership

Management Fees

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The management fee is paid monthly and cannot exceed 2¾% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the 12 months in the calendar year. Since this fee is paid monthly, it could exceed 2¾% in one or more months, but the total fee in any one year is limited to a maximum of 2¾%, and any amount paid above this must be repaid by the General Partner to the Partnership. The General Partner is entitled to receive a management fee on all loans, including those that are delinquent. The General Partner believes this is justified by the added effort associated with such loans. In order to maintain a competitive yield for the Partnership, the General Partner in the past has chosen not to take the maximum allowable compensation. A number of factors are considered in the General Partner’s monthly meeting to determine the yield to pay to partners. These factors include:

•	Interest rate environment and recent trends in interest rates on loans and similar investment vehicles;

•	Delinquencies on Partnership loans;
•	Level of cash held pending investment in mortgage loans; and
•	Real estate activity, including net operating income from real estate and gains/losses from sales.

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

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2006, the management fees would have been $7,569,000 (increase of $1,953,000), which would have reduced net income allocated to limited partners by approximately 8.9%, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.07.

If the maximum management fees had been paid to the General Partner during the years ended December 31, 2005 and 2004, the management fees would have been $6,738,000 (increase of $1,184,000) and $7,289,000 (increase of $2,023,000), respectively, which would have reduced net income allocated to limited partners by approximately 5.6% and 10.1%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.07 and $.06, respectively.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2001, 2002, 2003, 2004, 2005 and 2006, the management fees were 1.48%, 1.46%, 2.01%, 2.00%, 2.27% and 2.04% of the average unpaid balance of mortgage loans, respectively.

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

Carried Interest and Contributed Capital

The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts, and together with its carried interest has an interest equal to 1% of the limited partners’ capital accounts. The General Partner receives a carried interest of 0.5% of the aggregate capital accounts of the limited partners, which is additional compensation to the General Partner. The carried interest is recorded as an expense of the Partnership and as a contribution to the General Partner’s capital account as additional compensation. The carried interest is increased each month by 0.5% of the net increase in the capital accounts of the limited partners. If there is a net decrease in the capital accounts for a particular month, no carried interest is allocated for that month and the allocation to carried interest is “trued-up” to the correct 0.5% amount in the next month that there is an increase in the net change in capital accounts. Thus, if the Partnership generates an annual yield on capital of the limited partners of 10%, the General Partner would receive additional distributions on its carried interest of approximately $150,000 per year if $300,000,000 of Units were outstanding. In addition, if the Partnership were liquidated, the General Partner could receive up to $1,500,000 in capital distributions without having made equivalent cash contributions as a result of its carried interest. These capital distributions, however, will be made only after the limited partners have received capital distributions equaling 100% of their capital contributions.

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

Acquisition and Origination Fees

The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. These fees may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership.

Late Payment Charges

The General Partner is entitled to receive all late payment charges paid by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees). The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff. These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. Generally, on the majority of the Partnership’s loans, the late payment fee charged to the borrower for late payments is 10% of the payment amount. In addition, on the majority of the Partnership’s loans, the additional interest charge required to be paid by borrowers once a loan is past maturity is in the range of 3%-5% (paid in addition to the pre-default interest rate).

Other Miscellaneous Fees

The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees).

Table of Compensation and Reimbursed Expenses

The following table summarizes the compensation and reimbursed expenses paid to the General Partner for the years ended December 31, 2006, 2005 and 2004, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms’-length negotiation.

	Year Ended		Year Ended		Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Maximum		Maximum		Maximum
Form of Compensation	Actual	Allowable	Actual	Allowable	Actual	Allowable
Paid by the Partnership:
Management Fees*	$5,616,000	$7,569,000	$5,554,000	$6,738,000	$5,266,000	$7,289,000
Servicing Fees	688,000	688,000	613,000	613,000	663,000	663,000
Carried Interest	10,000	10,000	15,000	15,000	9,000	9,000
Subtotal	$6,314,000	$8,267,000	$6,182,000	$7,366,000	$5,938,000	$7,961,000

Paid by Borrowers:
Acquisition and Origination Fees	$5,684,000	$5,684,000	$10,170,000	$10,170,000	$4,034,000	$4,034,000
Late Payment Charges	1,088,000	1,088,000	545,000	545,000	416,000	416,000
Miscellaneous Fees	97,000	97,000	25,000	25,000	50,000	50,000
Subtotal	$6,869,000	$6,869,000	$10,740,000	$10,740,000	$4,500,000	$4,500,000

Grand Total	$13,183,000	$15,136,000	$16,922,000	$18,106,000	$10,438,000	$12,461,000

Reimbursement by the Partnership of Other Expenses	$48,000	$48,000	$48,000	$48,000	$44,000	$44,000

* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the limited partners.

Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2006, 2005 and 2004, exclusive of expense reimbursement, was $13,183,000, $16,922,000 and $10,438,000, respectively, or 4.5%, 5.9% and 3.6%, respectively, of partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $15,136,000, $18,106,000 and $12,461,000, respectively, or 5.2%, 6.3% and 4.4%, respectively, of partners’ capital, which would have reduced net income allocated to limited partners by approximately 8.9%, 5.6% and 10.1%, respectively.

Acquisition and origination fees as a percentage of loans originated or purchased by the Partnership were 3.2%, 4.0% and 2.8% for the years ended December 31, 2006, 2005, and 2004, respectively. Of the $5,684,000 in acquisition and origination fees accrued during the year ended December 31, 2006, approximately $870,000 were back-end fees earned as of December 31, 2006 but will not be collected until the related loans are paid in full. Of the $10,170,000 in acquisition and origination fees accrued during the year ended December 31, 2005, approximately $4,000,000 were back-end fees that were collected when the related loan paid off in 2006.

The General Partner believes that the maximum allowable compensation payable to it is commensurate with the services provided. However, in order to maintain a competitive yield for the Partnership, the General Partner in the past has chosen not to take the maximum allowable compensation. If it chooses to take the maximum allowable in the future, the amount of net income available for distribution to limited partners could be reduced.

Principal Investment Objectives

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

The Partnership invests primarily in mortgage loans on commercial, industrial and residential income-producing real property and land. Substantially all mortgage loans of the Partnership are arranged by the General Partner, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, the General Partner is continuously evaluating prospective investments. The General Partner arranges loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. The Partnership may purchase or participate in existing loans that were originated by other lenders. Such a loan might be obtained by the Partnership from a third party at an amount equal to or less than its face value. The General Partner evaluates all potential mortgage loan investments to determine if the security for the loan and the loan-to-value ratio meet the standards established for the Partnership, and if the loan can meet the Partnership’s investment criteria and objectives.

The General Partner locates, identifies and arranges virtually all mortgages the Partnership invests in and makes all investment decisions on behalf of the Partnership in its sole discretion. The limited partners are not entitled to act on any proposed investment. In evaluating prospective investments, the General Partner considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured;
•	the property’s potential for capital appreciation;
•	expected levels of rental and occupancy rates;
•	current and projected cash flow generated by the property;
•	potential for rental rate increases;
•	the marketability of the investment;
•	geographic location of the property;
•	the condition and use of the property;
•	the property’s income-producing capacity;
•	the quality, experience and creditworthiness of the borrower;
•	general economic conditions in the area where the property is located; and
•	any other factors that the General Partner believes are relevant.

The Partnership requires that each borrower obtain a title insurance policy as to the priority of the mortgage and the condition of title. The Partnership obtains an appraisal from a qualified, independent appraiser for each property securing a Partnership loan, which may have been commissioned by the borrower and also may precede the placement of the loan with the Partnership. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination. Completed, written appraisals are not always obtained on Partnership loans prior to original funding, due to the quick underwriting and funding required on the majority of the Partnership’s loans. Appraisals will ordinarily take into account factors such as property location, age, condition, estimated replacement cost, community and site data, valuation of land, valuation by cost, valuation by income, economic market analysis, and correlation of the foregoing valuation methods. Appraisals are only estimates of value and cannot be relied on as measures of realizable value. Thus, an officer or employee of the General Partner will review each appraisal report, will conduct a physical inspection of each property and will rely on his or her own independent analysis in determining whether or not to make a particular mortgage loan.

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

Construction and Rehabilitation Loans

Construction and rehabilitation loans are loans made for both original development and renovation of property. Construction and rehabilitation loans invested in by the Partnership are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the mortgaged property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value.

The Partnership will not usually disburse funds on a construction or rehabilitation loan until work in the previous phase of the project has been completed, and an independent inspector has verified completion of work to be paid for. In addition, the Partnership requires the submission of signed labor and material lien releases by the contractor in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds.

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

Variable Rate Loans

Approximately 10% ($25,112,000) and 7.6% ($20,936,000) of the Partnership’s loans as of December 31, 2006 and 2005, respectively, bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh or Twelfth District Savings Institutions (Federal Home Loan Bank Board).

The General Partner may negotiate spreads over these indices of from 2.5% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005

One-year Treasury Constant Maturity Index	5.00%	4.38%

Five-year Treasury Constant Maturity Index	4.70%	4.35%

Ten-year Treasury Constant Maturity Index	4.71%	4.39%

Prime Rate Index	8.25%	7.25%

Monthly Weighted Average Cost of Funds for Eleventh District Savings Institutions	4.36%	3.19%

Monthly Weighted Average Cost of Funds for Twelfth District Savings Institutions	3.00%	3.20%

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

Balloon Payment

A majority of the loans made or invested in by the Partnership (94.8% as of December 31, 2006) require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

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

•

such suit, action or proceeding relates to or arises out of any action or inaction on the part of the Indemnified Party in the performance of its duties or provision of its services on behalf of the Partnership;

•	such suit, action or proceeding is initiated by a third party who is not a Limited Partner; and
•

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

•

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

•	The Partnership will limit any single mortgage loan and limit its mortgage loans to any one borrower to not more than 10% of the total Partnership assets as of the date the loan is made or purchased.

•	The Partnership may not invest in or make mortgage loans on unimproved real property is an amount in excess of 25% of the total Partnership assets.

At times when there is a decline in mortgage originations by the General Partner and the Partnership has funds to invest in new loans, the General Partner may purchase loans from or participate in loans with other lending institutions such as banks or mortgage bankers.

Borrowing

The Partnership may incur indebtedness for the purpose of:

•	investing in mortgage loans;
•	to prevent default under mortgage loans that are senior to the Partnership’s mortgage loans;
•	to discharge senior mortgage loans if this becomes necessary to protect the Partnership’s investment in mortgage loans; or
•	to operate or develop a property that the Partnership acquires under a defaulted loan.

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit as of December 31, 2006 was $40,000,000. There was no balance outstanding as of December 31, 2006. The balance outstanding on the line of credit was $16,300,000 as of December 31, 2005. In February 2007, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $60,000,000 through July 31, 2007. The line of credit expires on July 31, 2007 and will need to be renegotiated by the General Partner.

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

Miscellaneous Policies and Procedures

The Partnership will not:

•	issue securities senior to the Units or issue any Units or other securities for other than cash;
•	invest in the securities of other issuers for the purpose of exercising control, except in connection with the exercise of its rights as a secured lender;
•	underwrite securities of other issuers; or

•	offer securities in exchange for property.

Competitive Conditions

The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, and other entities both larger and smaller than the Partnership. The Partnership is competitive in large part because the General Partner generates substantially all of its loans and it is able to provide expedited loan approval, processing and funding. The General Partner has been in the business of making or investing in mortgage loans in Northern California since 1951 and has developed a reputation for performance and fairness within the field.

Over the past few years, the average weighted maturity of Partnership loans has declined from 1.89 years in 2004 to 1.35 years in 2006 resulting in the General Partner having to generate more loans to maintain income to the Partnership. Primarily due to this, the Partnership has continued to remain closed to new limited partnership investments. In general, the decrease in the average weighted maturity of Partnership loans is due to increased competition from other lenders.

Increased competition has come both from existing lenders whose lending previously was not in competition with the Partnership, and from newly organized lenders seeking greater returns. Due to their unusually large supplies of cash available for lending, banks and other institutional lenders have become more aggressive in placing loans. Additionally, those investors seeking to maximize returns in a market with fewer acceptable investment opportunities have been willing to take increased risk to obtain ostensibly higher yields. These factors resulted in decreased lending opportunities for the Partnership over the past few years.

Employees

The Partnership does not have employees. The General Partner, Owens Financial Group, Inc., provides all of the employees necessary for the Partnership’s operations. As of December 31, 2006, the General Partner had 16 employees. All employees are at-will employees and none are covered by collective bargaining agreements.

PART I - Item 1A. RISK FACTORS

Risks Associated with the Business of the Partnership

The Partnership invests primarily in mortgage loans secured by real property and interests in real property. It is therefore subject to the usual risks associated with real estate financing, as well as certain special risks, as described below.

Our Results are Subject to Fluctuations in Interest Rates and Other Economic Conditions Which Affect Yields

The Partnership’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets. If the economy is healthy, more people are expected to borrow money to acquire, develop and renovate real property. However, if the economy enters a recession, real estate development may slow. A slowdown in real estate lending may mean the Partnership will have fewer loans to acquire, thus reducing revenues and distributions to partners.

Our Loans Permit Prepayment Which May Lower Yields

The majority of the Partnership’s loans do not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty in the Partnership’s loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates. This would then require the Partnership to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower yield to partners. However, since the majority of Partnership loans have interest rates that are higher than competing lenders, most borrowers would not make loans with the Partnership if they were required to pay a prepayment penalty.

Intense Competition in the Partnership’s Business Affects Availability of Suitable Loans

The mortgage lending business is highly competitive, and the Partnership competes with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than the General Partner. The Partnership encounters significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, and other lenders with objectives similar in whole or in part to those of the Partnership. Strong competitive conditions tend to lower interest rates on Partnership loans.

Interim Investments, Pending Investment in Suitable Mortgage Loans, Provide Lower Yields

The decrease in lending opportunities to the Partnership over the past few years has resulted, at times, in an increase in excess cash that must be invested in lower yielding liquid investments. Interest returns on short-term interim investments, pending investment in suitable mortgage loans, are lower than returns on mortgage loans, which may reduce the yield to holders of Partnership Units, depending on how long these non-mortgage investments are held. The Partnership has been closed to most new limited partner contributions since September 2001, in an effort to reduce the amount of excess cash that must be invested in lower yielding investments.

When the Partnership invests in non-mortgage, short-term investments, using proceeds from the sale of Units, the purchasers of those Units will nevertheless participate equally in income distributions from the Partnership with holders of Units whose sale proceeds have been invested in mortgage loans, based solely on relative capital account amounts. This will favor, for a time, holders of Units whose purchase monies were invested in non-mortgage investments, to the detriment of holders of Units whose purchase monies are invested in normally higher-yielding mortgage loans.

Geographical Concentration of Mortgages May Result in Additional Delinquencies

Northern California real estate secured approximately 44.5% of the total mortgage loans held by the Partnership as of December 31, 2006. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those. In addition, 11.8%, 12.2% and 7.8% of total mortgage loans were secured by Arizona, Southern California and Nevada real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

•	economic recession in that area;

•	overbuilding of commercial properties; and

•	relocations of businesses outside the area, due to factors such as costs, taxes and the regulatory environment.

These factors also tend to make more commercial real estate available on the market and reduce values, making suitable mortgages less available to the Partnership. In addition, such factors could tend to increase defaults on existing loans.

Commercial real estate markets in segmented areas of California have continued to prosper. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening economy, particularly in California and Arizona, could adversely affect the Partnership’s operating results.

Defaults on our mortgage loans will reduce our income and your distributions

Since most of the assets of the Partnership are mortgage loans, failure of a borrower to pay interest or repay a loan will have adverse consequences to the Partnership’s income. Examples of these are the following:

•	Any failure by a borrower to repay loans or interest on loans will reduce the Partnership’s income and distributions to partners;
•

Since the General Partner retains all late payment charges collected on defaulted loans, the Partnership will not be able to partially offset any loss of income from the defaulted loans with these fees;

•	The General Partner is entitled to continue to receive management and loan servicing fees on delinquent loans;
•	The Partnership may not be able to resolve the default prior to foreclosure of the property securing the loan;
•	Properties foreclosed upon may not generate sufficient income from operations to meet expenses and other debt service;
•	Operation of foreclosed properties may require the Partnership to spend substantial funds for an extended period;

•	Subsequent income and capital appreciation from the foreclosed properties to the Partnership may be less than competing investments; and
•	The proceeds from sales of foreclosed properties may be less than the Partnership’s investment in the properties.

Investments in construction loans may be riskier than loans secured by operating properties

Construction mortgage loans may be riskier than loans secured by properties with an operating history, because:

•	The application of the loan proceeds to the construction project must be assured;
•	The completion of planned construction may require additional financing by the borrower; and
•	Permanent financing of the property may be required in addition to the construction loan.

As of December 31, 2006, the Partnership’s loan portfolio contains approximately 24.6% in construction loans.

Investments in loans secured by leasehold interests may be riskier than loans secured by fee interests in properties

Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and the Partnership’s rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease. As of December 31, 2006, the Partnership’s loan portfolio contained approximately 9.3% in loans secured by leasehold interests.

Investments in second, third and wraparound mortgage loans may be riskier than loans secured by first deeds of trust

Second, third and wraparound mortgage loans (those under which the Partnership generally makes the payments to the holders of the prior liens) are riskier than first mortgage loans because of:

•	Their subordinate position in the event of default;

•	There could be a requirement to cure liens of a senior loan holder and, if not done, the Partnership would lose its entire interest in the loan.

As of December 31, 2006, the Partnership’s loan portfolio contained 7.6% in second mortgage loans and no third mortgage loans. As of December 31, 2006, the Partnership was invested in no wraparound mortgage loans.

Larger Loans Result in Less Diversity and May Increase Risk

As of December 31, 2006, the Partnership was invested in a total of 72 mortgage loans, with an aggregate face value of $250,143,631. The average value of those loans was approximately $3,474,000, and the median value was $2,261,000. There were eleven of such loans with a face value each of 3% or more of the aggregate face value of all loans, and the largest loan had a face value of 7.5% of the aggregate. The Partnership Agreement permits investment in any single mortgage loan with a face value up to 10% of the total Partnership assets as of the date the loan is made.

As of December 31, 2006, mortgage loans of approximately $18,835,000 were more than 90 days delinquent in payments, which represented a decrease from December 31, 2005, of $7,064,000. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $55,682,000 as of December 31, 2006. Of the total past maturity loans as of December 31, 2006, $13,742,000 was paid off subsequent to year end.

The Partnership can as a general rule decrease risk of loss from delinquent mortgage loans by investing in a greater total number of loans. Investing in fewer, larger loans generally decreases diversification of the portfolio and increases risk of loss and possible reduction of yield to investors in the Partnership in the case of a delinquency of such a loan. However, since larger loans generally will carry a somewhat higher interest rate to the Partnership, the General Partner may determine, from time to time, that a relatively larger loan is advisable for the Partnership, particularly, as has occurred at times in the recent past, when smaller loans that are appropriate for investment by the Partnership are not available.

Loans with Balloon Payments Involve a Higher Risk of Default

A majority of the loans made or invested in by the Partnership (94.8% as of December 31, 2006) require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

Incorrect Original Collateral Assessment (Valuation) Could Result in Losses and Decreased Distributions to You

Appraisals are obtained from qualified, independent appraisers on all properties securing trust deeds, which may have been commissioned by the borrower and also may precede the placement of the loan with the Partnership. However, there is a risk that the appraisals prepared by these third parties are incorrect, which could result in defaults and/or losses related to these loans.

Completed, written appraisals are not always obtained on Partnership loans prior to original funding, due to the quick underwriting and funding required on the majority of Partnership loans. Although the loan officers often discuss value with the appraisers and perform other due diligence and calculations to determine property value prior to funding, there is a risk that the Partnership may make a loan on a property where the appraised value is less than estimated, which could increase the loan’s LTV ratio and subject the Partnership to additional risk.

The Partnership may make a loan secured by a property on which the borrower previously commissioned an appraisal. Although the Partnership generally requires such appraisal to have been made within one year of funding the loan, there is a risk that the appraised value is less than actual value, increasing the loan’s LTV ratio and subjecting the Partnership to additional risk.

Unexpected Declines in Values of Secured Properties Could Cause Losses in Event of Foreclosures and Decreased Distributions to You

Declines in real estate values could impair the Partnership’s security in outstanding loans, and if such a loan required foreclosure, it might reduce the amount we have available to distribute to limited partners.

The Partnership generally makes its loans with the following maximum loan to appraised value ratios:

•	First Mortgage Loans ---

80% of improved residential property,

50% of unimproved property,

75% of commercial property;

•	Second and Wraparound Loans ---

total indebtedness of 75%; and

•	Third Mortgage Loans ---

total indebtedness of 70%.

Values of properties can decline below their appraised values during the term of the associated Partnership loans. In addition, appraisals are only opinions of the appraisers of property values at a certain time. Material declines in values could result in Partnership loans being undersecured with subsequent losses if such loans must be foreclosed. The General Partner may vary from the above ratios in evaluating loan requests in its sole discretion.

Equity or Cash Flow Participation in Loans Could Result in Loss of Secured Position in Loans

The Partnership sometimes obtains participation in the appreciation in value or in the cash flow from a secured property. If a borrower defaults and claims that this participation makes the loan comparable to equity (like stock) in a joint venture, the Partnership might lose its secured position as lender in the property. Other creditors of the borrower might then wipe out or substantially reduce the Partnership’s investment. The Partnership could also be exposed to the risks associated with being an owner of real property. The Partnership is not presently involved in any such arrangements.

If a third party were to assert successfully that a Partnership loan was actually a joint venture with the borrower, there might be a risk that the Partnership could be liable as joint venturer for the wrongful acts of the borrower toward the third party.

Some Losses That Might Occur to Borrowers May Not be Insured and May Result in Defaults

Partnership loans require that borrowers carry adequate hazard insurance for the benefit of the Partnership. Some events are however either uninsurable or insurance coverage is economically not practicable. Losses from earthquakes, floods or mudslides, for example, which occur in California, may be uninsured and cause losses to the Partnership on entire loans. No such loan loss has occurred to date.

If a borrower allows insurance to lapse, an event of loss could occur before the Partnership knows of the lapse and has time to obtain insurance itself.

Insurance coverage may be inadequate to cover property losses, even though the General Partner imposes insurance requirements on borrowers that it believes are adequate.

Proceeds of this Offering are Not Committed to Specific Loans

The Partnership’s assets are presently invested primarily in a portfolio of mortgage loans. The majority of the proceeds of the offering will be invested in additional mortgage loans once they become available to the Partnership by the General Partner. As of the date of this Prospectus, no specific mortgage loans have been identified for investment. As a result, partners will not have an opportunity to evaluate the value of the real properties securing the loans or the creditworthiness of the borrowers. The General Partner has sole authority and control to choose loans for the Partnership, including their type and amount. Limited partners will be informed concerning the Partnership’s loan portfolio in annual reports provided by the General Partner.

Foreclosures Create Additional Ownership Risks

When the Partnership acquires property by foreclosure, it has economic and liability risks as the owner, such as:

•	Earning less income and reduced cash flows on foreclosed properties than could be earned and received on mortgage loans;
•	Not being able to realize sufficient amounts from sales of the properties to avoid losses;
•

Properties being acquired with one or more co-owners (called tenants-in-common) where development or sale requires written agreement or consent by all; without timely agreement or consent, the Partnership could suffer a loss from being unable to develop or sell the property;

•	Maintaining occupancy of the properties;
•	Controlling operating expenses;
•	Coping with general and local market conditions;
•	Complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection; and
•	Possible liability for injury to persons and property.

Development on Property Acquired by the Partnership Creates Risks of Ownership a Lender Does Not Have

When the Partnership has acquired property by foreclosure or otherwise as a lender, it may develop the property, either singly or in combination with other persons or entities. This could be done in the form of a joint venture, limited liability company or partnership, with the General Partner and/or unrelated third parties. This development can create the following risks:

•	Reliance upon the skill and financial stability of third-party developers and contractors;
•	Inability to obtain governmental permits;

•	Delays in construction of improvements;
•	Increased costs during development; and
•	Economic and other factors affecting sale or leasing of developed property.

Hazardous or Toxic Substances Could Impose Unknown Liabilities on the Partnership

Various federal, state and local laws can impose liability on owners, operators, and sometimes lenders for the cost of removal or remediation of certain hazardous or toxic substances on property. Such laws often impose liability whether or not the person knew of, or was responsible for, the presence of the substances.

When the Partnership forecloses on a mortgage loan, it becomes the owner of the property. As owner, the Partnership could become liable for remediating any hazardous or toxic contamination, which costs could exceed the value of the property. Other costs or liabilities that could result include the following:

•	damages to third parties or a subsequent purchaser of the property;
•	loss of revenues during remediation;
•	loss of tenants and rental revenues;
•	payment for clean up;
•	substantial reduction in value of the property;
•	inability to sell the property; or
•	default by a borrower if it must pay for remediation.

Any of these could create a material adverse affect on Partnership assets and/or profitability.

Partnership Borrowing Involves Risks if Defaults Occur and Your Distributions May Decrease

Any borrowing by the Partnership may increase the risk of limited partner investments and reduce the amount the Partnership has available to distribute to limited partners. We have obtained a bank line of credit, under authority granted by the Partnership Agreement, which we expect to use from time to time to acquire or make mortgage loans. We may also incur other indebtedness to:

•	prevent defaults under senior loans or discharge them entirely if that becomes necessary to protect the Partnership’s interests; or

•	assist in the development or operation of any real property, which the Partnership has taken over as a result of a default.

The total amount of such borrowing cannot exceed at any time 50% of the aggregate fair market value of all Partnership mortgage loans.

Borrowing by the Partnership under its bank line of credit is likely to be secured with recourse by the lending bank to all Partnership assets. The Partnership and limited partners could face increased risk from our bank line of credit.

If the interest rates we are able to charge on our mortgage loans decrease below the interest rates we must pay on our line of credit, payments of interest due on our line of credit will decrease our income otherwise available for distribution to limited partners. In addition, if one of our mortgage loans goes into default and we are unable to obtain repayment of the principal amount of the loan through foreclosure or otherwise, payments of principal required on our line of credit will decrease the amount of cash we have available and could reduce the amounts we otherwise would have available for repurchases of Units from limited partners.

Lack of Liquidity of Your Investment Increases its Risk

General

You may not be able to obtain cash for Units you own on a timely basis. There are a number of restrictions on your ability to sell or transfer your Units or to have them repurchased by the Partnership. These are summarized in this Risk Factor.

No Free Tradability of Units

The Units are restricted as to free tradability under the Federal Income Tax Laws. In order to preserve the Partnership’s status as a limited partnership and prevent being taxable as a corporation, you will not be free to sell or transfer your Units at will, and they are likely not to be accepted by a lender as security for borrowing.

There is no market for the Units, public or private, and there is no likelihood that one will ever develop. You must be prepared to hold your Units as a long-term investment.

To comply with applicable tax laws, the General Partner may refuse on advice of tax counsel to consent to a transfer or assignment of Units. The General Partner must consent to any assignment that gives the assignee the right to become a limited partner, and its consent to that transaction may be withheld in its absolute discretion.

The California Commissioner of Corporations has also imposed a restriction on sale or transfer, except to specified persons, because of the investor suitability standards that apply to a purchaser of Units who is a resident of California. Units may not be sold or transferred without consent of the Commissioner, except to family members, other holders of Units, and the Partnership.

Repurchase of Units by the Partnership is Restricted

If you purchase Units, you must own them for at least one year before you can request the Partnership to repurchase any of those Units. This restriction does not apply to Units purchased through the Partnership’s Distribution Reinvestment Plan. Some of the other restrictions on repurchase of Units are the following:

•	You must give a written request to withdraw at least 60 days prior to the withdrawal;
•	Payments only return all or the requested portion of your Capital Account and are not affected by the value of the Partnership’s assets, except upon final liquidation of the Partnership;
•	Payments are made only to the extent the Partnership has available cash;
•	There is no reserve fund for repurchases;
•	You may withdraw a maximum of $100,000 during any calendar quarter;
•	The total amount withdrawn by all limited partners during any calendar year cannot exceed 10% of the aggregate capital accounts of the limited partners.
•

Any withdrawal that reduces a limited partners’ capital account below $2,000 ($2,500 for residents of North Carolina) may lead to the General Partner distributing all remaining amounts in the account to close it out.

•	All withdrawal payments are made on a “first-come, first-served” basis.
•	Payments are only made by the Partnership on the last day of any month.

If the Partnership does not sell sufficient Units or if principal payments on existing loans decrease, your ability to have your Units repurchased may be adversely affected, especially if the total amount of requested withdrawals should increase substantially. To help prevent lack of such liquidity, the Partnership will not refinance or invest in new loans using payments of loan principal by borrowers or new invested capital of limited partners, unless it has sufficient funds to cover previously requested withdrawals.

Limited Partners Have No Control Over Operations of the Partnership

California law prevents limited partners from involvement in the conduct of our business.

Under California limited partnership law, you cannot exercise any control over the day to day conduct of business of the Partnership. The General Partner has the sole power to do so. However, a majority of the limited partners can take action and bind the Partnership to:

•	dissolve the Partnership,
•	change the nature of the Partnership’s business,
•	remove and replace the General Partner,
•	amend the Partnership Agreement, or
•	approve a merger with another entity or sell all of the assets of the Partnership.

Removal or withdrawal of the General Partner could terminate the Partnership.

The Partnership has only one General Partner, Owens Financial Group, Inc. If it withdraws or is terminated as General Partner by its dissolution or bankruptcy, the Partnership itself will be dissolved unless a majority of the limited partners agree to continue the Partnership, and, within six months, admit one or more successor general partners.

Only the General Partner selects mortgage loans.

The General Partner has sole discretion in selecting the mortgage loans to be invested in by the Partnership, so the limited partners have no control over the choice of mortgage loans to be acquired with their invested funds.

There are currently only four loan brokers obtaining loans for the Partnership, three employed by the General Partner and one commissioned broker. If any one of these brokers were to leave the General Partner or become ill for a long period of time, it could impact the amount of new loans originations and the monitoring of existing loans for the Partnership.

The General Partner could choose loans with less favorable terms.

The General Partner in selecting mortgage loans for the Partnership has the discretion to set or negotiate the terms of the loans, such as interest rates, term and loan-to-value ratios, that could vary from the targeted values that it has otherwise established .

The Partnership relies exclusively on the General Partner to originate or arrange loans to be invested in by the Partnership.

The General Partner originates or arranges all of the mortgage loans purchased by the Partnership. The General Partner receives referrals for loans from existing and prior borrowers and commercial loan brokers and occasionally purchases loans from other lending institutions on behalf of the Partnership.

The General Partner can change our investment objectives and controls the daily conduct of the Partnership’s business.

Although the General Partner may not change the nature of the Partnership’s business without majority approval by the limited partners, it does establish our investment objectives and may modify those without the approval of the limited partners.

Conflicts of Interest Risks

The General Partner and its affiliates are subject to various conflicts of interest in managing the Partnership. The Partnership pays the General Partner substantial fees that are not determined by arms’-length negotiations.

Payment of Fees to General Partner

Acquisition and origination fees to the General Partner are generally payable up front from payments made by third party borrowers. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at placement, extension or refinancing of the loan or at the time of final repayment of the loan. Such fees may create a conflict of interest for the General Partner when determining whether particular loans are suitable as investments for the Partnership. Because the General Partner receives all of these fees, the Partnership’s interests will diverge from those of the General Partner when the General Partner decides whether it should charge the borrower a higher rate of interest on a loan or higher fees. The General Partner could negotiate higher loan origination fees for itself in exchange for a lower interest rate to the detriment of the Partnership. The General Partner employs no formal procedures to address this potential conflict of interest and the limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in this situation. Substantial amounts were earned by the General Partner in 2005 and 2006 from loan origination fees.

Maximum Compensation Not Received by General Partner

The monthly management and loan servicing fees are paid to the General Partner, as determined by the General Partner within the limits set by the Partnership Agreement. These are obligations of the Partnership. Accordingly, the General Partner may continue to receive these fees even if the Partnership is generating insufficient income to make distributions to the limited partners.

In prior periods, the General Partner has elected to receive less than the maximum management fees it is entitled to pursuant to the Partnership Agreement, which is 2 ¾% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each month. Because the General Partner has not elected to receive all of the management fees that it was otherwise entitled to receive in all prior periods, the Partnership’s performance (and yield/distributions to limited partners) in those prior periods may be better than the Partnership’s performance in future periods in which the General Partner elects to receive up to the maximum management fees. In 2006, the General Partner elected to receive a management fee of 2.04%, compared to 2.27% in 2005. The limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in those situations.

General Partner Not Full Time

The Partnership does not have its own officers, directors, or employees. The General Partner supervises and controls the business affairs of the Partnership, locates investment opportunities for the Partnership and renders certain other services. The General Partner devotes only such time to the Partnership’s affairs as may be reasonably necessary to conduct its business. The General Partner conducts business as a real estate broker separate from the Partnership. It does not act as the general partner or sponsor of any other real estate mortgage investment program.

Taxation Risks

Tax consequences can vary among investors.

The tax consequences of investing in the Partnership may differ materially, depending on whether the limited partner is an individual, corporation, trust, partnership or tax-exempt entity. You should consult your own tax advisor about investing in the Partnership.

Your cash flow and distributions will be reduced if we are taxed as a corporation.

Tax counsel to the Partnership has given its opinion as of May 2, 2006, that under Treasury Regulations adopted in 1996, the Partnership will retain its previous classification as a partnership for tax purposes. Tax counsel has also given its opinion as of that date that the Partnership will not be classified as a “publicly traded partnership”, taxable as a corporation.

Of course, it is possible that this treatment might change because of future changes in tax laws or regulations. The Partnership will not apply for a ruling from the IRS that it agrees with tax counsel’s opinion.

If the Partnership were taxable as a corporation, it would be subject to federal income tax on its taxable income at regular corporate tax rates. The limited partners would then not be able to deduct their share of the Partnership’s deductions and credits. They would be taxed on the distributions they receive from the Partnership’s income. Taxation as a corporation would result in a reduction in yield and cash flow, if any, of the Units.

If the Partnership were not engaged in a trade or business, your share of expense deductions would be reduced.

The IRS might assert that the Partnership is not engaged in a trade or business. If it is not, then your share of expenses would be deductible only to the extent all your other “miscellaneous itemized deductions” exceed 2% of your adjusted gross income.

If you finance the purchase of your Units, interest you pay might not be deductible

Under the “investment interest” limitation of the tax code, the IRS might disallow any deductions you take on any financing you use to purchase Units. Thus, you may not be able to deduct those financing costs from your taxable income.

An IRS audit of our return, books and records could result in an audit of your tax returns.

If we are audited by the IRS and it makes determinations adverse to us, including disallowance of deductions we have taken, the IRS may decide to audit your income tax returns. Any such audit could result in adjustments to your tax return for items of income, deductions or credits, and the imposition of penalties and interest for the adjustments and additional expenses for filing amended income tax returns.

Equity participation in mortgage loans may result in limited partners reporting taxable income and gains from these properties.

If the Partnership participates under a mortgage loan in any appreciation of the property securing the loan or its cash flow and the IRS characterizes this participation as “equity”, the Partnership might have to recognize income, gains and other items from the property. The limited partners will then be considered to have received these additional taxable items.

Inconsistencies between federal, state and local tax rules may adversely affect your cash flow, if any, from investment in our Units.

If we are treated as a partnership for federal income tax purposes but as a corporation for state or local income tax purposes, or if deductions that are allowed by the IRS are not allowed by state or local regulators, your cash flow and distributions from our Units would be adversely affected.

Unrelated business income of the Partnership would subject tax-exempt investors to taxation of Partnership income.

If you as an investor are a tax-exempt entity, and all or a portion of Partnership income were to be deemed “unrelated trade or business income”, you would be subject to tax on that income.

Retirement Plan Risks

An investment in the Partnership may not qualify as an appropriate investment under all retirement plans.

There are special considerations that apply to pension or profit sharing plans or IRAs investing in Units. If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in the Partnership, you could incur liability or subject the plan to taxation if:

•	your investment is not consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;
•	your investment is not made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;
•	your investment does not satisfy the prudence and diversification requirements of Sections 40(a)(1)(B) and 404(A)(1)(C) of ERISA;
•	your investment impairs the liquidity of the plan; or
•	your investment produces “unrelated business taxable income” for the plan or IRA.

PART I - Item 2. PROPERTIES

Between 1993 and 2006, the Partnership foreclosed on $56,602,000 of delinquent mortgage loans and acquired title to 34 properties securing the loans. As of December 31, 2006, the Partnership still holds title to eight of these properties (either solely or through its investments in the limited liability companies discussed below) and one property that was purchased and is held within 720 University, LLC (see below). As of December 31, 2006, the total carrying amount of these properties was $29,700,000, net of an allowance for losses of $405,000. Three of the properties are being held for long-term investment and the remaining six properties are being marketed for sale. All of the properties individually have a book value less than 2% of total Partnership assets as of December 31, 2006, other than the property within 720 University, LLC (see below).

•	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.
•	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties acquired through foreclosure (other than within 720 University, LLC- see below).
•

Of the nine properties held, six of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment).

•	Management of the General Partner believes that all properties owned by the Partnership are adequately covered by customary casualty insurance.
•	The Partnership maintains an allowance for losses on real estate held for sale in its financial statements of $405,000 as of December 31, 2006.

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

Investment in Limited Liability Companies

Oregon Leisure Homes, LLC

Oregon Leisure Homes, LLC (OLH) is an Oregon limited liability company formed in 2001 for the purpose of developing and selling eight condominium units located in Lincoln City, Oregon, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership is the sole member in OLH. The assets, liabilities, income and expenses of OLH have been consolidated into the consolidated balance sheets and income statements of the Partnership.

During the years ended December 31, 2006 and 2005, the Partnership advanced an additional $87,000 and $143,000, respectively, to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $1,183,000 and $25,000, respectively, from collections on notes receivable and sales of condominium units. During the year ended December 31, 2006, OLH sold five condominium units for total sales proceeds of approximately $1,085,000 and gain on sale in the total amount of approximately $340,000.

The net income (loss) to the Partnership from OLH was approximately $317,000, $(113,000) and $(26,000) for the years ended December 31, 2006, 2005 and 2004, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is co-manager. Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the consolidated balance sheets and income statements of the Partnership.

Dation sold six and five houses and/or lots, respectively, during the years ended December 31, 2006 and 2005 resulting in gain on sale of approximately $49,000 and $56,000, respectively. Dation repaid $10,000 and $40,000, respectively, of the loan to the Partnership and repaid $153,000 and $120,000, respectively, in OMIF capital contributions during the years ended December 31, 2006 and 2005. The Partnership advanced an additional $97,000 and $452,000, respectively, to Dation during the years ended December 31, 2006 and 2005.

The net income (loss) to the Partnership from Dation was approximately $208,000, $296,000 and $(142,000) during the years ended December 31, 2006, 2005 and 2004, respectively.

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

The net income to the Partnership was approximately $225,000, $133,000, and $382,000 (including depreciation of approximately $556,000, $511,000 and $320,000) during the years ended December 31, 2006, 2005 and 2004, respectively. The minority interest of the joint venture partner of approximately $140,000 and $160,000 as of December 31, 2006 and 2005, respectively, is reported in the Partnership’s consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $14,550,000 and $14,898,000 as of December 31, 2006 and 2005, respectively.

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

Bayview Gardens, LLC

The Partnership is the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004. In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000 (net proceeds of $5,592,000 after selling costs). The Partnership also agreed to provide construction advances to the buyer under the loan in an amount not to exceed $550,000 for certain improvements to be made to the property. The terms of the loan require interest only payments for the first year at the rate of 8% per annum and then will require fully amortizing loan payments over the next 20 years with a 10 year maturity (balloon payment due). The interest rate will be adjusted annually to 2% above the prime rate beginning in June 2011 (with an 8% floor rate).

At the time of sale, the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was settled in full by the General Partner. Pursuant to that note agreement, the repayment of the note to the General Partner was fully dependent upon the proceeds from the sale of the Bayview property. The agreement required the net sale proceeds be applied first to the Partnership’s basis in the property and second to the General Partner note. Based on the terms of the agreement, the maximum amount the General Partner could have collected on the note as a result of the sale was approximately $352,000. The General Partner chose to cancel the remaining unsettled balance of the note as it would not be collected until the Partnership received final payment on the note to the buyer. The debt cancellation amount decreased the Partnership’s basis in the property to $4,685,000, resulting in a net gain to the Partnership from the sale of approximately $919,000. Approximately $4,000 of this amount was recorded as current gain to the Partnership and the remaining $915,000 was deferred and will be recognized as principal payments are received on the loan under the installment method.

The net loss to the Partnership from Bayview operations was $239,000, $234,000 and $226,000 (including depreciation of approximately $80,000, $191,000 and $99,000) for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts include the gain on sale of the property of approximately $4,000 for the year ended December 31, 2006 and have been reported as net loss from discontinued operations in the consolidated statements of income.

PART I - Item 3. LEGAL PROCEEDINGS

In the normal course of business, the Partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust. None of these actions would typically be of any material importance. As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

On October 7, 2005, a civil action was instituted in the United States District Court, District of Nevada, by plaintiff Sunset Financial Services, Inc., a Maryland corporation (Sunset), against the Partnership and Vestin Mortgage, Inc., a Nevada corporation (Vestin), as defendants.

The plaintiff alleged in its complaint that in March 2003, a loan was made in an aggregate principal amount of approximately $34,000,000 by the Partnership, Vestin and a third lender, Bridge Capital, Inc. (Bridge), pursuant to a certain Intercreditor Agreement (Agreement), entered into by and among these three lenders, to a group of borrowers. On April 16, 2004, Bridge, through one or more intermediate assignees, sold and assigned a substantial portion of its interest in the loan to the plaintiff, Sunset. By letter in June 2005, Vestin notified Sunset of the intention of the Partnership and Vestin to sell the Partnership’s interest in the loan to Vestin.

Sunset alleged that it refused to consent to the sale, that the Agreement required its consent, that the sale was nevertheless completed in July 2005, and Vestin improperly succeeded to the Partnership’s priority interest in the loan. As Lead Lender under the Agreement, Vestin initiated foreclosure proceedings in the State of Hawaii to enforce the security interest of the lenders in and to the security given as collateral for the repayment of the loan, on which the borrowers have defaulted. Sunset sought to have the court rescind the sale of the Partnership’s interest in the loan to Vestin and enjoin any further assignment of its interest in the loan without first complying with the terms of the Agreement.

The plaintiff also alleged that Vestin, as Lead Lender under the Agreement, breached provisions in the Agreement by paying to the Partnership delinquent interest on its portion of the loan purchased by Vestin, and sought a declaratory judgment that the Agreement entitles all parties to the Agreement to equal participation in the amounts recovered by Vestin through the foreclosure proceedings and to the interest paid by Vestin to the Partnership, without any party receiving a priority, unless and until the interest payable to each of the parties has been paid in full. The plaintiff also sought its costs and attorney fees incurred in the action.

The lawsuit was settled in March 2007 for $500,000, which was paid to the plaintiff entirely by the Lead Lender and there was no expense to the Partnership.

PART I - Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II - Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public market for the trading of Units.

Holders

As of December 31, 2006, 2,635 Limited Partners held 288,133,368 Units of limited partnership interests in the Partnership.

Dividends

The Partnership generally distributes all tax basis net income of the Partnership to Unit holders on a monthly basis. Partners have the ability to reinvest their distributions into new Units of the Partnership pursuant to the Reinvested Distributions Plan. The Partnership made cash distributions of net income to Limited Partners and the General Partner of approximately $6,698,000 and $6,554,000 during 2006 and 2005, respectively.

It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders on a monthly basis.

Securities Authorized for Issuance under Equity Compensation Plans

None

PART II - Item 6. SELECTED FINANCIAL DATA

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

	As of and for the year ended December 31,
	2006	2005	2004	2003	2002
Loans secured by trust deeds	$250,143,631	$276,411,258	$258,431,902	$266,374,206	$260,211,121
Less: Allowance for loan losses	(4,225,000)	(4,150,000)	(4,100,000)	(4,100,000)	(4,774,000)
Real estate held for investment	16,945,692	23,214,707	23,322,740	15,394,293	16,200,449
Real estate held for sale	13,160,091	13,838,505	9,694,578	13,823,574	15,791,632
Less: Allowance for losses on real estate held for sale	(405,388)	(660,000)	(660,000)	(660,000)	(250,000)
Cash, cash equivalents and other assets	28,272,414	10,387,908	12,267,400	10,584,566	10,053,851
Total assets	$303,891,440	$319,042,378	$298,956,620	$301,416,639	$297,233,053

Liabilities	$12,946,777	$29,969,173	$12,510,727	$16,828,444	$16,750,541
Minority interest	140,385	159,942	178,597	123,927	131,538
Partners’ capital
General partner	2,866,930	2,845,429	2,815,190	2,805,528	2,755,846
Limited partners	287,937,348	286,067,834	283,452,106	281,658,740	277,595,128
Total partners’ capital	290,804,278	288,913,263	286,267,296	284,464,268	280,350,974
Total liabilities/Partners’ capital	$303,891,440	$319,042,378	$298,956,620	$301,416,639	$297,233,053

Revenues	$33,082,601	$30,989,834	$31,209,711	$32,234,785	$31,078,295
Expenses:
Carried interest	10,191	15,319	9,164	20,342	40,075
Management fees	5,616,282	5,554,255	5,266,194	5,129,039	3,616,102
Servicing fees	688,121	612,556	662,603	635,398	611,243
Rental and other expenses on real estate properties	2,525,764	2,118,085	3,654,762	2,691,789	3,090,324
Interest expense	1,638,240	719,237	1,118,204	373,524	426,778
Minority interest	16,843	8,445	54,670	(7,611)	35,848
Other	327,939	600,107	382,281	286,413	317,543
Recovery of bad debts	—	—	(240,000)	—	—
Provision for losses on loans	75,000	50,000	—	679,370	1,584,000
Provision for (recovery of) losses on real estate, net	(43,059)	—	83,294	584,532	(313,577)
Total Expenses	10,855,321	9,678,004	10,991,172	10,392,796	9,408,336
Net income from continuing operations	22,227,280	21,311,830	20,218,539	21,841,989	21,669,959
Net loss from discontinued operations	(239,035)	(234,189)	(226,298)	—	—

Net income	$21,988,245	$21,077,641	$19,992,241	$21,841,989	$21,669,959
Net income allocated to general partner	$217,751	$208,687	$198,208	$216,765	$214,125
Net income allocated to limited partners	$21,770,494	$20,868,954	$19,794,033	$21,625,224	$21,455,834
Net income allocated to limited partners per limited partnership unit	$.08	$.07	$.07	$.08	$.08

The information in this table should be read in conjunction with the accompanying audited consolidated financial statements and notes to consolidated financial statements.

PART II - Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in this Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The Partnership’s operating results are affected primarily by:

•	the amount of cash available to invest in mortgage loans;
•	the level of real estate lending activity in the markets serviced;
•	the ability to identify and lend to suitable borrowers;
•	the interest rates the Partnership is able to charge on loans;
•	the amount of borrowing to finance mortgage loan investments;
•	the level of delinquencies on mortgage loans;
•	the level of foreclosures and related loan and real estate losses experienced; and
•	the income or losses from foreclosed properties prior to the time of disposal.

During 2006, the U.S. economy showed favorable performance. As part of the increased economic activity, the national unemployment rate declined from about 6.0% three years ago to about 4.6% today. The California unemployment rate declined to 4.8% in December 2006 from 5.1% in December 2005. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 5.6% in the first quarter of 2006 to 2.2% by the end of the third quarter of 2006. This has been in response to the Federal Reserve’s increase in the federal funds rate seventeen consecutive times from June 2004 through July 2006, increasing the rate to 5.25% as of December 31, 2006. This effort has led to reduced inflationary concerns as the Federal Reserve maintained the federal funds rate at 5.25% at the August through December 2006 meetings.

Short term interest rates have responded quickly to the increases in the federal funds rate over the past two years. However, longer term interest rates have been slower to react. These rate increases have not had a substantial impact on the rates that the Partnership has charged on its loans. In fact, the weighted average interest rate on Partnership loans decreased from 11.03% as of December 31, 2005 to 10.68% as of December 31, 2006. Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

Partnership lending volume increased near the end of 2005 and the first half of 2006, which resulted in decreased available cash and an increase in amounts drawn on the Partnership’s line of credit to temporarily fund investments in new loans during 2006. By December 31, 2006, the Partnership was able to fully pay down the balance on the line of credit as a result of loan payoffs received in excess of loan originations.

Over the past few years, the average weighted maturity of Partnership loans has declined from 1.89 years in 2004 to 1.35 years in 2006 resulting in the General Partner having to generate more loans to maintain income to the Partnership. Primarily due to this, the Partnership has continued to remain closed to new limited partnership investments.

If economic conditions for real estate worsen in 2007, the Partnership could experience an increase in loan defaults. This would reduce the amount of income available for distribution to partners. Recognizing this risk, the General Partner seeks to maintain low loan-to-value ratios on its loans, which as of December 31, 2006, was approximately 55%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made. This low average loan-to-value ratio should assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2006, 44.5% of loans were secured by real estate in Northern California, while 11.8%, 12.2% and 7.8% were secured by real estate in Arizona, Southern California and Nevada, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

While the residential real estate market is beginning to slow in California, the commercial real estate market continues to improve. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening real estate economy, particularly in California, Arizona or Nevada, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Year Ended December 31,
	2006	2005	2004
Total revenues	$33,082,601	$30,989,834	$31,209,711
Total expenses	10,855,321	9,678,004	10,991,172

Net income from continuing operations	$22,227,280	$21,311,830	$20,218,539

Net loss from discontinued operations	(239,035)	(234,189)	(226,298)

Net income	$21,988,245	$21,077,641	$19,992,241

Net income allocated to limited partners	$21,770,494	$20,868,954	$19,794,033

Net income allocated to limited partners per weighted average limited partnership unit	$.08	$.07	$.07

Annualized rate of return to limited partners (1)	7.6%	7.3%	7.0%

Distribution per partnership unit (yield) (2)	7.5%	7.3%	7.3%

Weighted average limited partnership units	286,915,000	285,018,000	282,307,000

(1)

The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of December 31, 2006, 2005 and 2004.

(2)

Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

2006 Compared to 2005

Total Revenues

Interest income on loans secured by trust deeds increased $2,483,000 (9.5%) during the year ended December 31, 2006, as compared to 2005, primarily due to an increase in the average balance of the loan portfolio of 12.3% during the year ended December 31, 2006 as compared to 2005. This increase was partially offset by a decrease in the weighted average yield of the loan portfolio from 11.03% for the year ended December 31, 2005 to 10.68% for the year ended December 31, 2006.

Gain on sale of real estate decreased $449,000 (51.4%) during the year ended December 31, 2006, as compared to the same period in 2005. During the year ended December 31, 2006, one lot in the manufactured home park in Ione, California, five condominium units owned by OLH and six lots and/or houses owned by Dation were sold for gains totaling approximately $425,000. During 2005, land in Sacramento, California and eleven lots/houses in the manufactured home park in Ione, California were sold for gains totaling approximately $874,000. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Other income decreased $282,000 (37.4%) during the year ended December 31, 2006, as compared to 2005. This decrease was due primarily to a decrease in interest earned on money market investments. The Partnership had a decreased amount of cash and equivalents available during 2006 (as compared to 2005) as a result of an increase in loan originations in late 2005 and 2006.

Total Expenses

Management fees to the General Partner increased $62,000 (1.1%) during the year ended December 31, 2006, as compared to 2005. Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2004, 2005 and 2006, the management fees were 2.00%, 2.27%, and 2.04% of the average unpaid balance of mortgage loans, respectively.

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

Servicing fees to the General Partner increased $76,000 (12.3%) during the year ended December 31, 2006, as compared to 2005. The increase during 2006 is due to an increase in the average balance of the loan portfolio of 12.3% during the year ended December 31, 2006 as compared to 2005, as the servicing fees are calculated and paid at the rate of 0.25% per annum of the unpaid principal balance of the loans, pursuant to the Partnership Agreement.

Legal and accounting expenses decreased $243,000 (51.0%) during the year ended December 31, 2006, as compared to 2005, due primarily to accounting and consulting expenses incurred during 2005 in the effort to prepare the Partnership to comply with internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”). The Securities and Exchange Commission has extended the dates for compliance with these internal control reporting requirements for non-accelerated filers, such as the Partnership. However, management expects that the Partnership will continue to incur accounting and consulting related fees that have not been incurred in the past as this project is continued into 2007 and beyond.

Interest expense increased $919,000 (127.8%) during the year ended December 31, 2006, as compared to 2005, because the Partnership utilized its line of credit to invest in loans secured by trust deeds frequently during 2006, while the Partnership did not utilize the line of credit in 2005 until the end of December.

The increase in the provision for loan losses of $75,000 during the year ended December 31, 2006 was due to management’s decision to make an additional provision as a result of an increase in past maturity loans and loans involving borrowers in bankruptcy in 2006. During the year ended December 31, 2005, the allowance for loan losses was increased by $50,000.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties decreased $66,000 (6.3%) during the year ended December 31, 2006, as compared to 2005. This decrease was primarily the result of an $81,000 net operating loss incurred on the property located in Santa Clara, California, which was obtained via foreclosure in late December 2005.

Net Loss from Discontinued Operations

Net loss from discontinued operations is related to the Bayview Gardens, LLC assisted living facility located in Monterey, California, which was sold in June 2006. The net loss of $239,000 for the approximate six month period in 2006 until the property was sold in June, as compared to the net loss of $234,000 for the entire year of 2005, was a result of the winding down of operations at the facility prior to the sale closing. Certain residents moved out of the facility, because the buyer decided to change the focus of the care facility from Alzheimer’s care to general assisted living. This resulted in decreased revenue in 2006.

Net Income and Annualized Rate of Return to Limited Partners

The Partnership’s net income increased 4.3% during the year ended December 31, 2006 and the annualized rate of return to limited partners also increased from 7.3% for 2005 to 7.6% for 2006 (4.1% increase), due primarily to an increase in interest income on loans secured by trust deeds, net of an increase in interest expense incurred on the Partnership’s line of credit to fund the origination of loans secured by trust deeds during 2006.

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

Rental and other income from real estate properties increased $306,000 (10.8%) during the year ended December 31, 2005, as compared to 2004, primarily as a result of increased revenue earned from Dation, LLC and two of the Partnership’s investment properties during 2005.

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

Total Expenses

Management fees to the General Partner increased $288,000 (5.5%) during the year ended December 31, 2005, as compared to 2004. As discussed above, management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner, subject to a maximum management fee permitted under the Partnership Agreement of 2.75% per year of the average unpaid balance of mortgage loans. For the years 2004 and 2005, the management fees were 2.00%, and 2.27% of the average unpaid balance of mortgage loans, respectively.

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

Legal and accounting expenses increased $218,000 (84.0%) during the year ended December 31, 2005, as compared to 2004, due primarily to accounting and consulting expenses incurred in the effort to prepare the Partnership to comply with internal control reporting requirements for audit pursuant to Section 404 of the Sarbanes-Oxley Act.

Rental and other expenses on real estate properties decreased $1,537,000 (42.0%) during the year ended December 31, 2005, as compared to 2004, primarily due to the sale of the hotel and casino co-owned by the Partnership in October 2004 ($1,390,000 decrease in expenses).

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

Net Income and Annualized Rate of Return to Limited Partners

The Partnership’s net income increased 5.4% during the year ended December 31, 2005, as compared to 2004, and the annualized rate of return to limited partners also increased from 7.0% for 2004 to 7.3% for 2005, due primarily to an increase in net income from real estate operations during 2005. Expenses incurred during 2004 on the hotel/casino property located in Las Vegas, Nevada that was obtained through foreclosure in February 2004 were approximately $1,390,000 (with no corresponding revenues). The property was sold on October 1, 2004. See further discussion under “Real Estate Properties Held for Sale and Investment” below.

Financial Condition

December 31, 2006 and 2005

Loan Portfolio

At the end of both 2004 and 2005 the number of Partnership mortgage investments was 87 and decreased to 72 as of December 31, 2006. The average loan balance was $2,970,000 and $3,177,000 at the end of 2004 and 2005, respectively, and increased to $3,474,000 as of December 31, 2006. The average loan balance in the Partnership’s portfolio has been steadily increasing for several years.

As of December 31, 2006 and 2005, the Partnership participated in 1 and 4 separate loans, respectively, with a total principal balance of $18,670,000 and $23,000,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of these loans, the Partnership is guaranteed its share of interest and principal prior to any other investors participated in such loans. During the year ended December 31, 2006, the Lead Lender purchased in full at face values the Partnership’s participation interests in the four participated loans outstanding as of December 31, 2005 with a total principal balance of $23,000,000, resulting in no gain or loss to the Partnership.

During the year ended December 31, 2005, the Lead Lender purchased the Partnership’s interest in one participated loan for approximately $15,473,000 ($14,000,000 principal and approximately $1,473,000 of interest). A successor to another co-participant in that loan initiated a civil action in U.S. District Court, District of Nevada, against the Partnership and the Lead Lender on October 7, 2005. The suit sought to set aside the purchase of the Partnership’s participation in the loan and the accrued interest thereon by the Lead Lender, as well as for other associated relief, based on the plaintiff’s allegations that it refused to consent to the sale, that the Intercreditor Agreement required its consent, that the sale was nevertheless completed in July 2005, and the Lead Lender succeeded to the Partnership’s priority interest in the loan. The plaintiff also sought its costs and attorneys fees incurred in the action. The lawsuit was settled in January 2007 for $500,000, which was paid to the plaintiff entirely by the Lead Lender and there was no expense to the Partnership.

During the year ended December 31, 2005, the Partnership sold full interests in three loans at their face values (including the $14,000,000 loan discussed above) to unrelated parties in the total amount of $22,660,000. The sales of these loans resulted in no gain or loss to the Partnership.

Approximately $18,835,000 (7.5%) and $25,899,000 (9.4%) of the loans invested in by the Partnership were more than ninety days delinquent in monthly payments as of December 31, 2006 and 2005, respectively. Of these amounts, approximately $8,176,000 (3.3%) and $1,600,000 (0.6%), respectively, involved loans to borrowers who were in bankruptcy. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $55,682,000 and $48,169,000 as of December 31, 2006 and 2005, respectively (combined total of $74,517,000 and $58,248,000, respectively, that are past maturity and delinquent in payments greater than ninety days). Of the total past maturity loans as of December 31, 2006, three loans totaling approximately $13,742,000 were paid off in full subsequent to year end.

The scheduled maturities for 2006 include thirteen past maturity loans totaling approximately $58,582,000 as of December 31, 2006, of which two loans totaling approximately $2,900,000 represent loans for which interest payments are delinquent greater than ninety days. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.

The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional money on these loans as of December, 2006. There are six loans totaling approximately $26,659,000 in workout agreements as of December 31, 2006.

As of December 31, 2006, 2005 and 2004, the Partnership held the following types of mortgages:

	December 31,	December 31,	December 31,
	2006	2005	2004
1st Mortgages	$231,040,770	$268,231,741	$256,372,106
2nd Mortgages	19,102,861	8,179,517	2,059,796
Total	$250,143,631	$276,411,258	$258,431,902

Income Producing Properties	$139,726,746	$157,571,480	$159,885,572
Construction	61,513,760	52,078,648	66,934,856
Unimproved Land	48,253,125	66,297,768	31,396,474
Residential	650,000	463,362	215,000
Total	$250,143,631	$276,411,258	$258,431,902

As of December 31, 2006, 2005, and 2004, approximately 45%, 36% and 53% of the Partnership’s mortgage loans were secured by real property in Northern California.

The Partnership’s investment in loans decreased by $26,268,000 (9.5%) during the year ended December 31, 2006 as a result of increased loan payoffs received during the end of 2006.

Loans to borrowers who are in bankruptcy increased by $6,576,000 from December 31, 2005 to December 31, 2006. The Partnership had begun foreclosure proceedings by filing a notice of default on one impaired loan with a principal balance of $6,576,000 during 2006. However, the borrower filed for bankruptcy as of December 31, 2006, which stayed the foreclosure process.

There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans. The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient. Because any decision regarding the allowance for loan losses reflects judgment about the probablity of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Balance, beginning of year	$4,150,000	$4,100,000	$4,100,000
Provision	75,000	50,000	—
Charge-offs	—	—	—
Balance, end of year	$4,225,000	$4,150,000	$4,100,000

Real Estate Properties Held for Sale and Investment

The Partnership currently holds title to nine properties that were foreclosed on or purchased between 1995 and 2006 in the amount of $29,700,000, net of allowance for losses of $405,000. No properties were acquired through foreclosure during 2006. During the year ended December 31, 2005, the Partnership acquired one property through foreclosure on which it had a trust deed of $3,582,000. As of December 31, 2006, properties held for sale total $12,755,000 (including the properties held in two limited liability companies) and properties held for investment total $16,945,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Three of the Partnership’s nine properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $2,118,000 to $2,526,000 (19.3%) for the years ended December 31, 2005 and 2006, respectively, and revenues associated with these properties have increased from $3,152,000 to $3,494,000 (10.9%), thus generating a net income from real estate properties of $968,000 during the year ended December 31, 2006 (compared to $1,033,000 during 2005).

As of December 31, 2005 and 2004, the Partnership owned ten and ten properties, respectively. Prior to foreclosure, these properties secured Partnership loans aggregating $20,553,000 and $16,971,000 in 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, the Partnership acquired certain properties through foreclosure on which it had trust deed investments totaling $3,582,000 and $18,875,000, respectively. The Partnership acquired no properties through foreclosure in 2006.

Changes in the allowance for real estate losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Balance, beginning of year	$660,000	$660,000	$660,000
Provision	—	—	83,294
Recovery for real estate sold	(254,612)	—	(83,294)
Balance, end of year	$405,388	$660,000	$660,000

The recovery for real estate sold in 2006 relates to the sales of condominium units in Oregon Leisure Homes, LLC (see “Investments in Limited Liability Companies – Oregon Leisure Homes, LLC” below). Of the total recovery amount, $211,553 was recorded as gain on sale of real estate and $43,059 was recorded as recovery of losses on real estate held for sale in the consolidated statements of income.

2006 Foreclosure and Sales Activity

During the year ended December 31, 2006, one lot located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $50,000, resulting in a gain to the Partnership of approximately $36,000.

During 2006, the Partnership also sold the property in Bayview Gardens, LLC (see “Investments in Limited Liability Companies – Bayview Gardens, LLC” below) and five condominium units in Oregon Leisure Homes, LLC (see “Investments in Limited Liability Companies – Oregon Leisure Homes, LLC” below).

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

In addition, during 2004 the Sellers received a promissory note from the guarantors on the loan in the amount of $1,600,000 ($1,000,000 to the Partnership) in exchange for their release of their personal guarantees. Since payments on the note did not begin until February 2006, the Partnership discounted the face value of its portion of the note to $846,134 based on a discount rate of 4.75%, which was recorded as other income in the consolidated statements of income.

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

During the years ended December 31, 2006, 2005 and 2004, the Partnership advanced an additional $87,000, $143,000 and $49,000, respectively, to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of approximately $1,183,000, $25,000 and $310,000, respectively, from collections on notes receivable and sales of condominium units. During the year ended December 31, 2006, OLH sold five condominium units for total sales proceeds of approximately $1,085,000 resulting in gain on sale in the total amount of approximately $340,000. The net income (loss) to the Partnership from OLH was approximately $317,000, $(113,000) and $(26,000) during the years ended December 31, 2006, 2005 and 2004, respectively.

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

Dation sold six, five and seven lots and/or houses, respectively, during the years ended December 31, 2006, 2005 and 2004, resulting in total gain on sale of approximately $49,000, $56,000 and $108,000, respectively. Dation repaid $10,000, $40,000, and $70,000, respectively, of the loan to the Partnership and repaid $153,000, $120,000 and $0, respectively, of Partnership capital contributions during the years ended December 31, 2006, 2005 and 2004. Dation also paid $0, $47,000 and $130,000, respectively, of loan interest payable to the Partnership during the years ended December 31, 2006, 2005 and 2004. The Partnership advanced an additional $97,000, $452,000 and $316,000 to Dation during the years ended December 31, 2006, 2005 and 2004, respectively.

The net operating income (loss) to the Partnership was approximately $208,000, $296,000 and $(142,000) during the years ended December 31, 2006, 2005 and 2004, respectively.

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

The net income to the Partnership was approximately $225,000, $133,000, and $382,000 (including depreciation and amortization totaling approximately $556,000, $511,000 and $320,000) during the years ended December 31, 2006, 2005 and 2004, respectively. The minority interest of the joint venture partner of approximately $140,000 and $160,000 as of December 31, 2006 and 2005, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $14,550,000 and $14,898,000 as of December 31, 2006 and 2005, respectively.

Bayview Gardens, LLC

The Partnership is the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004. In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000 (net proceeds of $5,592,000 after selling costs). The Partnership also agreed to provide construction advances to the buyer under the loan in an amount not to exceed $550,000 for certain improvements to be made to the property. The terms of the loan require interest only payments for the first year at the rate of 8% per annum and then will require fully amortizing loan payments over the next 20 years with a 10 year maturity (balloon payment due). The interest rate will be adjusted annually to 2% above the prime rate beginning in June 2011 (with an 8% floor rate).

At the time of sale, the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was settled in full by the General Partner. Pursuant to that note agreement, the repayment of the note to the General Partner was fully dependent upon the proceeds from the sale of the Bayview property. The agreement required the net sale proceeds be applied first to the Partnership’s basis in the property and second to the General Partner note. Based on the terms of the agreement, the maximum amount the General Partner could have collected on the note as a result of the sale was approximately $352,000. The General Partner chose to cancel the remaining unsettled balance of the note as it would not be collected until the Partnership received final payment on the note to the buyer. The debt cancellation amount decreased the Partnership’s basis in the property to $4,685,000, resulting in a net gain to the Partnership from the sale of approximately $919,000. Approximately $4,000 of this amount was recorded as current gain to the Partnership and the remaining $915,000 was deferred and will be recognized as principal payments are received on the loan under the installment method.

The net loss to the Partnership from Bayview operations was $239,000, $234,000 and $266,000 (including depreciation of approximately $80,000, $191,000 and $99,000) for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts include the gain on sale of the property of approximately $4,000 for the year ended December 31, 2006 and have been reported as net loss from discontinued operations in the consolidated statements of income.

Cash and Cash Equivalents

Cash and cash equivalents increased from approximately $6,139,000 as of December 31, 2005 to approximately $23,284,000 as of December 31, 2006 ($17,145,000 or 279.3%) due primarily to an increase in the repayment of mortgage loans during the end of 2006.

Due to General Partner

Due to General Partner decreased from approximately $301,000 as of December 31, 2005 to $231,000 as of December 31, 2006 ($70,000 or 23.2%), due primarily to lower accrued management fees for the months of November and December 2006 as compared to November and December 2005. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $1,058,000 as of December 31, 2005 to $727,000 as of December 31, 2006 ($331,000 or 31.3%), due primarily to accrued delinquent property taxes and legal bills of approximately $414,000 on the property acquired through foreclosure in December 2005.

Note and Interest Payable to General Partner

Note and interest payable to General Partner decreased from approximately $1,269,000 as of December 31, 2005 to no balance as of December 31, 2006 due to the settlement and partial cancellation of the debt by the General Partner at the time the Bayview property was sold in June 2006. The amount of debt cancellation reduced the Partnership’s basis in the property at the time of sale. See “Real Estate Properties Held for Sale and Investment – Bayview Gardens, LLC” above.

Line of Credit Payable

Line of credit payable decreased from $16,300,000 as of December 31, 2005 to no balance outstanding as of December 31, 2006 due to repayment of the line of credit from loan payoffs received during the end of 2006.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2006, management believes that the allowance for loan losses of $4,225,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of December 31, 2006, eight loans totaling $18,835,000 were delinquent in monthly payments greater than ninety days. This includes two matured loans totaling $2,900,000. In addition, eleven loans totaling $55,682,000 were also past maturity but current in monthly payments as of December 31, 2006 (combined total of $74,517,000 in loans that are past maturity and delinquent in payments greater than ninety days). Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time. Of the total past maturity loans as of December 31, 2006, three loans totaling approximately $13,742,000 were paid off in full subsequent to year end.

Liquidity and Capital Resources

During the year ended December 31, 2006, cash flows provided by operating activities approximated $21,206,000. Investing activities provided approximately $32,303,000 of net cash during the year, as approximately $207,007,000 was received from the payoff or sale of loans, net of approximately $175,714,000 used for investing in loans. Approximately $36,364,000 was used in financing activities, as $16,300,000 of cash was used to pay down the Partnership’s line of credit and approximately $20,206,000 of cash was distributed to limited partners in the form of income distributions and capital withdrawals, net of proceeds from the sale of Partnership units of approximately $141,000.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of three banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was no balance outstanding on the line of credit as of December 31, 2006. In February 2007, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $60,000,000 through July 31, 2007. The line of credit expires on July 31, 2007 and will need to be renegotiated by the General Partner. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of December 31, 2006.

As of December 31, 2006, the Partnership has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $18,790,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2007. The source of funds to fulfill these commitments will be from payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

Limited partner withdrawal percentages have been 5.45%, 3.32%, 4.42%, 4.47%, 4.29% and 4.70% for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and 2006, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

Contractual Obligations

A summary of the contractual obligations of the Partnership as of December 31, 2006 is set forth below:

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term obligations:
Line of credit payable	$—	$—	$—	$—	$—
Note payable	10,500,000	—	—	272,874	10,227,126
Advances on construction and rehabilitation loans	18,789,753	18,789,753	—	—	—

Total	$29,289,753	$18,789,753	$—	$272,874	$10,227,126

PART II - Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Partnership’s other financial instruments that are sensitive to changes in interest rates, including debt obligations, as of December 31, 2006. The presentation, for each category of information, aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2007 through 2011 and separately aggregates the information for all maturities arising after 2011. The carrying values of these assets and liabilities approximate their fair values as of December 31, 2006.

Interest Earning Assets and Interest Bearing Liabilities

Aggregated by Maturity Date

Twelve Months Ended December 31,

	2007	2008	2009	2010	2011	Thereafter	Total
Interest earning assets:
Money market accounts	$22,934,462	—	—	—	—	—	$22,934,462
Average interest rate	4.7%	—	—	—	—	—	4.7%
Loans secured by trust deeds	$162,705,942	$50,929,667	$13,054,478	$69,328	—	$23,384,216	$250,143,631
Average interest rate	10.9%	10.5%	10.8%	11.0%	—	9.8%	10.7%

Interest bearing liabilities:
Note payable to bank	—	—	—	113,994	$158,880	$10,227,126	$10,500,000
Average interest rate	—	—	—	5.1%	5.1%	5.1%	5.1%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership’s mortgage loans (90% as of December 31, 2006) earn interest at fixed rates. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. This risk is mitigated to the extent that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance loans with the Partnership at a time when the Partnership is unable to reinvest in loans of comparable value.

The Partnership’s note payable bears interest at a fixed rate of 5.07%. The Partnership’s line of credit payable ($0 at December 31, 2006) bears interest at a variable rate, tied to the bank’s prime rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note and line of credit payable.

PART II - Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are indexed in Item 15 of this report.

PART II - Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership filed a current report on Form 8-K on July 6, 2006 to report a change in the Partnership’s certifying accountant from Grant Thornton LLP to Moss Adams LLP. There were no disagreements with accountants or other events reportable under 304(b) of Regulation S-K.

PART II - Item 9A. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of December 31, 2006, which is the end of the period covered by this annual report on Form 10-K, the Partnership’s disclosure controls and procedures are effective.

There have been no significant changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II - Item 9B. OTHER INFORMATION

There was no information required to be filed in a Form 8-K during the fourth quarter of 2006.

PART III - Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The General Partner is Owens Financial Group, Inc., a California corporation, 2221 Olympic Blvd., Walnut Creek, CA 94595. Its telephone number is (925) 935-3840.

The Partnership has no officers or directors and, accordingly, does not have a compensation committee, audit committee or audit committee financial expert. The General Partner manages and controls the affairs of the Partnership and has general responsibility and final authority in all matters affecting the Partnership’s business. These duties include dealings with limited partners, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management duties. The General Partner may also, at its sole discretion and subject to change at any time,

•	purchase from the Partnership the interest receivable or principal on delinquent mortgage loans held by the Partnership;
•	purchase from a senior lienholder the interest receivable or principal on mortgage loans senior to mortgage loans held by the Partnership; and
•	use its own funds to cover any other costs associated with mortgage loans held by the Partnership such as property taxes, insurance and legal expenses.

In order to assure that the limited partners will not have personal liability as a General Partner, limited partners have no right to participate in the management or control of the Partnership’s business or affairs other than to exercise the limited voting rights provided for in the Partnership Agreement. Limited partners do not have the right to elect the General Partner or its directors on an annual or other continuing basis, and the General Partner may not be removed except in compliance with the requirements of the Partnership Agreement. The General Partner has primary responsibility for the initial selection, evaluation and negotiation of mortgage investments for the Partnership. The General Partner provides all executive, supervisory and certain administrative services for the Partnership’s operations, including servicing the mortgage loans held by the Partnership. The Partnership’s books and records are maintained by the General Partner, subject to audit by independent certified public accountants.

The General Partner had a net worth of approximately $56,000,000 on December 31, 2006. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

•

William C. Owens – Mr. Owens, age 56, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

•

Bryan H. Draper – Mr. Draper, age 49, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the Board of Directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

•

William E. Dutra – Mr. Dutra, age 44, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

•

Andrew J. Navone – Mr. Navone, age 50, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

•

Melina A. Platt – Ms. Platt, age 40, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

The General Partner has adopted a code of business conduct for officers (including the General Partner’s Chief Executive Officer, Chief Financial Officer and Controller) and employees, known as the Code of Conduct (the “Code”). The General Partner will provide a copy of the Code to any person without charge upon request. The request should be made in writing and addressed to Bryan Draper, Chief Financial Officer of Owens Financial Group, Inc., at 2221 Olympic Blvd., Walnut Creek, California 94595.

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

Partnership Management

The General Partner is responsible for the Partnership’s investment portfolio. Its services include:

•	the creation and implementation of Partnership investment policies;
•	preparation and review of budgets, economic surveys, cash flow and taxable income or loss projections and working capital requirements;
•	preparation and review of Partnership reports and regulatory filings;

•	communications with limited partners;
•	supervision and review of Partnership bookkeeping, accounting, internal controls and audits;
•	supervision and review of Partnership state and federal tax returns; and
•	supervision of professionals employed by the Partnership in connection with any of the foregoing, including attorneys, accountants and appraisers.

For these and certain other services the General Partner is entitled to receive a management fee of up to 2 ¾ % per annum of the unpaid balance of the Partnership’s mortgage loans. The management fee is payable on all loans, including nonperforming or delinquent loans. The General Partner believes that a fee payable on delinquent loans is justified because of the expense involved in the administration of such loans. See “Compensation to the General Partner—Management Fees,” at page 6.

PART III - Item 11. EXECUTIVE COMPENSATION

The Partnership does not have a compensation committee or other group providing a similar function, and does not have compensation policies or pay any compensation to any persons other than fees paid to the General Partner. The Partnership has not issued, awarded or otherwise paid to any General Partner, any options, stock appreciation rights, securities, or any other direct or indirect form of compensation other than the management and service fees and carried interest permitted under the Partnership Agreement.

The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2006. Such fees were established by the General Partner and were not determined by arms-length negotiation.

	Year Ended
	December 31, 2006
		Maximum
Form of Compensation	Actual	Allowable
Paid by the Partnership:
Management Fees	$5,616,000	$7,569,000
Servicing Fees	688,000	688,000
Carried Interest	10,000	10,000
Subtotal	$6,314,000	$8,267,000

Paid by Borrowers:
Acquisition and Origination Fees	$5,684,000	$5,684,000
Late Payment Charges	1,088,000	1,088,000
Miscellaneous Fees	97,000	97,000
Subtotal	$6,869,000	$6,869,000

Grand Total	$13,183,000	$15,136,000

Reimbursement by the Partnership of Other Expenses	$48,000	$48,000

PART III - Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,829,000 units (1.3%) of the Partnership as of December 31, 2006. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

PART III - Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Partnership engages in a variety of transactions with the General Partner which are reviewed by the officers of the General Partner to ensure they are permitted by the terms of the Partnership Agreement.

Management Fee

The General Partner is entitled to receive from the Partnership a management fee of up to 2 ¾ % per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership. The amount of management fees to the General Partner for the year ended December 31, 2006 was approximately $5,616,000.

Servicing Fee

All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2006 was approximately $688,000.

Carried Interest

The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2006, the General Partner had made total cash capital contributions of $1,445,000 to the Partnership. During 2006, the Partnership incurred carried interest expense of $10,000.

Reimbursement of Other Expenses

The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement). During 2006, the Partnership reimbursed the General Partner for expenses in the amount of $48,000.

Loan Participated with General Partner

In January 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan. Owens Financial Group, Inc., the General Partner, is also a co-lender in the subject loan with a $10,000,000 portion of the loan and is party to the Agreement. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority over all other co-lenders in such loan and shall receive their share of principal and interest in the loan prior to any other co-lender. As of the date of this filing, the Partnership’s and General Partner’s remaining principal balance in the subject loan was $28,668,549 and $9,556,183, respectively, as $1,331,451 and $443,817, respectively, of principal had been repaid by the borrower. The Partnership and General Partner have collected interest income of $236,575 and $78,858, respectively, since the loan was originated. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum.

Second Deeds of Trust Held by General Partner

During 2006, the General Partner held two second deeds of trust secured by the same property (and to the same borrower) on which the Partnership had first deeds of trust. The largest aggregate amount of principal outstanding during 2006 on the General Partner’s second deeds was approximately $1,400,000 and $2,698,000 and the Partnership’s first deeds was approximately $5,600,000 and $30,000,000. There is no amount currently outstanding on the General Partner’s second deeds and $5,600,000 and $0 currently outstanding on the Partnership’s first deeds. Principal repayments of $1,400,000 and

$2,698,000 were received on the General Partner’s second deeds and $0 and $30,000,000 were received on the Partnership’s first deeds during 2006. The General Partner collected interest income of approximately $9,000 and $4,000 on its second trust deeds and the Partnership collected interest income of approximately $552,000 and $2,537,000 on its first trust deeds during 2006. The interest rates on the General Partner’s second trust deeds were both 12% and the Partnership’s first deeds were 10% and 12% per annum.

In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Acquisition and Origination Fees

Acquisition and origination fees, also called loan fees, mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2006, the General Partner earned acquisition and origination fees on Partnership loans in the amount of $5,684,000, on loans originated of approximately $176,283,000. Of this amount, $870,000 were back-end fees that will not be collected by the General Partner until either some future date or when the related loans are paid in full.

Late Payment Charges

Pursuant to the Partnership Agreement, the General Partner receives all late payment charges, including additional interest and late payment fees, from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by the General Partner for such charges totaled approximately $1,088,000 for the year ended December 31, 2006.

Deeds of Trust Held by President of General Partner

In February 2007, William C. Owens, President of the General Partner, funded a $600,000 second deed of trust secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,400,000. The President of the General Partner has collected $3,200 in interest income since the loan was originated. The interest rate on the subject loan is 12% per annum.

In addition, during 2006, the President of the General Partner, held second, third, fourth, fifth and sixth deeds of trusts in the total amount of approximately $12,850,000 that were secured by the same property (and to the same borrower) on which the Partnership had a first deed of trust in the amount of $8,225,000. The Partnership’s loan was paid off in full by the borrower in July 2006. The President of the General Partner continues to hold interests in the aforementioned loans in the total amount of approximately $12,692,000, as $1,406,000 was repaid and an additional $1,248,000 was funded during 2006. The President of the General Partner did not collect any interest income on the aforementioned loans during 2006. The interest rates on all of the loans held by the President of the General Partner is 15% per annum.

PART III - Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2006	2005

Audit Fees	$127,172	$96,324

Audit-Related Fees	8,464	12,038

Tax Fees (1)	62,136	44,864

All Other Fees	—	—

Total	$197,772	$153,226

(1) Tax services include tax research and compliance, tax planning and advice, and tax return preparation.

Before the accountant is engaged by the Partnership to render audit or non-audit services, the engagement is approved by the Board of Directors of the General Partner. All of the services listed above were approved by the Board of Directors of the General Partner of the Partnership.

PART IV - Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits:
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

	10.1	Credit Agreement By and Among Owens Mortgage Investment Fund, California Bank & Trust, As Agent, and the Lenders Parties Thereto Dated as of August 31, 2001
Modification to Credit Agreement as of February 28, 2002
Second Modification to Credit Agreement as of August 16, 2002
Modification to Credit Agreement as of July 31, 2003
Modification to Credit Agreement as of July 31, 2005
Modification to Credit Agreement as of September 30, 2005
Modification to Credit Agreement as of February 9, 2006
Modification to Credit Agreement as of August 15, 2006
Modification to Credit Agreement as of February 23, 2007
	31.1	Section 302 Certification of General Partner Chief Executive Officer
	31.2	Section 302 Certification of General Partner Chief Financial Officer
	32	Certification Pursuant to U.S.C. 18 Section 1350
*Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.

(b)	Exhibits:
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

	10.1	Credit Agreement By and Among Owens Mortgage Investment Fund, California Bank & Trust, As Agent, and the Lenders Parties Thereto Dated as of August 31, 2001
Modification to Credit Agreement as of February 28, 2002
Second Modification to Credit Agreement as of August 16, 2002
Modification to Credit Agreement as of July 31, 2003
Modification to Credit Agreement as of July 31, 2005
Modification to Credit Agreement as of September 30, 2005
Modification to Credit Agreement as of February 9, 2006
Modification to Credit Agreement as of August 15, 2006
Modification to Credit Agreement as of February 23, 2007
	31.1	Section 302 Certification of General Partner Chief Executive Officer
	31.2	Section 302 Certification of General Partner Chief Financial Officer
	32	Certification Pursuant to U.S.C. 18 Section 1350

(c)	Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts
Schedule IV - Mortgage Loans on Real Estate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2007	OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

By: OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated:	March 29, 2007	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President

Dated:	March 29, 2007	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer and Secretary

Dated:	March 29, 2007	By:	/s/ Melina A. Platt
Melina A. Platt, Controller

Report of Independent Registered Public Accounting Firm

The Partners

Owens Mortgage Investment Fund

We have audited the accompanying consolidated balance sheet of Owens Mortgage Investment Fund as of December 31, 2006 and the related consolidated statements of income, partners’ capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2006 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2005 and 2004 consolidated financial statements to retrospectively apply the reporting of discontinued operations, as described in Note 5, paragraph 5. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 and 2004 consolidated financial statements of the Partnership other than with respect to the discontinued operations adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 and 2004 consolidated financial statements taken as a whole.

Our audit was conducted for the purpose of forming an opinion on the basis financial statements taken as a whole. Schedules II and IV are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Moss Adams LLP

San Francisco, California

March 29, 2007

Report of Independent Registered Public Accounting Firm

The Partners

Owens Mortgage Investment Fund

We have audited the accompanying consolidated balance sheet of Owens Mortgage Investment Fund, a California Limited Partnership, as of December 31, 2005, and the related consolidated statements of income, partners’ capital and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules II and IV as of and for the two years ended December 31, 2005 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP

San Francisco, California

February 10, 2006

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

December 31,

Assets	2006	2005

Cash and cash equivalents	$23,283,770	$6,139,028
Restricted cash	1,000,000	1,000,000
Loans secured by trust deeds, net of allowance for losses of $4,225,000 in 2006 and $4,150,000 in 2005	245,918,631	272,261,258
Interest and other receivables	3,988,644	3,248,880
Real estate held for sale, net of allowance for losses of $405,388 in 2006 and $660,000 in 2005	12,754,703	13,178,505
Real estate held for investment, net of accumulated depreciation and amortization of $2,345,871 in 2006 and $2,027,620 in 2005	16,945,692	23,214,707

	$303,891,440	$319,042,378

Liabilities and Partners’ Capital

Liabilities:
Accrued distributions payable	$573,908	$540,984
Due to general partner	231,439	301,288
Accounts payable and accrued liabilities	726,525	1,058,151
Deferred gain	914,905	—
Note payable	10,500,000	10,500,000
Note and interest payable to general partner	—	1,268,750
Line of credit payable	—	16,300,000

Total liabilities	12,946,777	29,969,173

Minority interest	140,385	159,942

Partners’ capital (units subject to redemption):
General partner	2,866,930	2,845,429
Limited partners
Authorized 500,000,000 units outstanding in 2006 and 2005; 502,775,602 and 487,538,570 units issued and 288,133,368 and 286,263,854 units outstanding in 2006 and 2005, respectively	287,937,348	286,067,834

Total partners’ capital	290,804,278	288,913,263

	$303,891,440	$319,042,378

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Income

Years Ended December 31,

	2006	2005	2004

Revenues:
Interest income on loans secured by trust deeds	$28,690,590	$26,208,059	$26,559,888
Gain on sale of real estate, net	424,576	874,061	814,681
Rental and other income from real estate properties	3,494,058	3,151,956	2,845,583
Other income	473,377	755,758	989,559

Total revenues	33,082,601	30,989,834	31,209,711

Expenses:
Management fees to general partner	5,616,282	5,554,255	5,266,194
Servicing fees to general partner	688,121	612,556	662,603
Carried interest to general partner	10,191	15,319	9,164
Administrative	48,000	48,000	44,400
Legal and accounting	233,511	476,887	259,130
Rental and other expenses on real estate properties	2,525,764	2,118,085	3,654,762
Interest expense	1,638,240	719,237	1,118,204
Minority interest	16,843	8,445	54,670
Other	46,428	75,220	78,751
Recovery of bad debts	—	—	(240,000)
Provision for loan losses	75,000	50,000	—
Provision for (recovery of) losses on real estate properties held for sale	(43,059)	—	83,294

Total expenses	10,855,321	9,678,004	10,991,172

Net income from continuing operations	$22,227,280	$21,311,830	$20,218,539

Net loss from discontinued operations	(239,035)	(234,189)	(226,298)

Net income	$21,988,245	$21,077,641	$19,992,241

Net income allocated to general partner	$217,751	$208,687	$198,208

Net income allocated to limited partners	$21,770,494	$20,868,954	$19,794,033

Net income allocated to limited partners per weighted average limited partnership unit	$0.08	$0.07	$0.07

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

Years Ended December 31,

	General	Limited partners		Total Partners’
	partner	Units	Amount	capital

Balances, December 31, 2003	$2,805,528	281,854,760	$281,658,740	$284,464,268

Net income	198,208	19,794,033	19,794,033	19,992,241
Sale of partnership units	18,328	1,218,027	1,218,027	1,236,355
Partners’ withdrawals	—	(12,635,612)	(12,635,612)	(12,635,612)
Partners’ distributions	(206,874)	(6,583,082)	(6,583,082)	(6,789,956)

Balances, December 31, 2004	2,815,190	283,648,126	283,452,106	286,267,296

Net income	208,687	20,868,954	20,868,954	21,077,641
Sale of partnership units	30,638	330,150	330,150	360,788
Partners’ withdrawals	—	(12,243,806)	(12,243,806)	(12,243,806)
Partners’ distributions	(209,086)	(6,339,570)	(6,339,570)	(6,548,656)

Balances, December 31, 2005	2,845,429	286,263,854	286,067,834	288,913,263

Net income	217,751	21,770,494	21,770,494	21,988,245
Sale of partnership units	20,382	121,000	121,000	141,382
Partners’ withdrawals	—	(13,507,911)	(13,507,911)	(13,507,911)
Partners’ distributions	(216,632)	(6,514,069)	(6,514,069)	(6,730,701)

Balances, December 31, 2006	$2,866,930	288,133,368	$287,937,348	$290,804,278

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

Years ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net income	$21,988,245	$21,077,641	$19,992,241
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate properties	(424,576)	(874,061)	(814,681)
Gain on sale of property of discontinued operations	(4,048)	—	—
Provision for loan losses	75,000	50,000	—
Provision for (recovery of) losses on real estate properties held for sale	(43,059)	—	83,294
Depreciation and amortization	728,260	755,512	470,060
Changes in operating assets and liabilities:
Interest and other receivables	(739,764)	(200,035)	582,174
Accounts payable and accrued liabilities	(331,626)	206,247	248,706
Due from affiliate	—	62,257	130,390
Due to general partner	(69,849)	(371,652)	(493,582)
Interest payable to general partner	27,223	165,855	—
Net cash provided by operating activities	21,205,806	20,871,764	20,198,602

Cash flows from investing activities:
Purchases of loans secured by trust deeds	(175,713,928)	(176,565,494)	(137,800,776)
Principal collected on loans	184,006,555	132,343,948	126,868,080
Sales of loans to third parties	23,000,000	22,660,000	—
Investment in real estate properties	(987,624)	(2,493,387)	(3,566,179)
Net proceeds from disposition of real estate properties	2,017,796	2,697,915	19,986,374
Minority interest in limited liability company	(19,557)	(18,655)	54,670
Net cash provided by (used in) investing activities	32,303,242	(21,375,673)	5,542,169

Cash flows from financing activities
Proceeds from sale of partnership units	141,382	360,788	1,236,355
Advances on note payable	—	—	1,124,570
Repayments on note payable	—	(9,728,973)	(272,800)
Proceeds from origination of note payable	—	10,500,000	—
Advances on (repayments of) line of credit payable	(16,300,000)	16,300,000	(6,000,000)
Partners’ cash distributions	(6,697,777)	(6,553,891)	(6,817,462)
Partners’ capital withdrawals	(13,507,911)	(12,243,806)	(12,635,612)
Net cash used in financing activities	(36,364,306)	(1,365,882)	(23,364,949)

Net increase (decrease) in cash and cash equivalents	17,144,742	(1,869,791)	2,375,822

Cash and cash equivalents at beginning of year	6,139,028	8,008,819	5,632,997

Cash and cash equivalents at end of year	$23,283,770	$6,139,028	$8,008,819

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,610,249	$554,746	$1,090,098

See notes 3, 4 and 5 for supplemental disclosure of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

NOTE 1 – ORGANIZATION

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 288,133,368, 286,263,854 and 283,648,126 as of December 31, 2006, 2005 and 2004, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies located in Oregon, Louisiana, Colorado and California (see Notes 4 and 5). All significant inter-company transactions and balances have been eliminated in consolidation.

Certain reclassifications not affecting net income have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

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

New Accounting Pronouncements

SAB 108

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Partnership’s consolidated financial position or results of operations.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

SFAS 157

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial position or results of operations.

SFAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial position or results of operations.

Loans Secured by Trust Deeds

Loans secured by trust deeds are recorded at cost. Interest income on loans is accrued by the simple interest method. The Partnership does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. A loan is impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than 90 days. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have likely occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral, if collateral dependent.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Partnership periodically compares the carrying value of real estate held for investment to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. During the year ended December 31, 2006, the Partnership reversed a valuation allowance of $43,000 related specifically to a unit held by Oregon Leisure Homes, LLC, that was fully recovered at the time of sale. During the year ended December 31, 2004, the Partnership recorded an allowance for losses in the amount of $83,294 related to a hotel and casino received through foreclosure during 2004. This allowance was recovered when the property was sold during 2004.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Income Taxes

No provision for federal and state income taxes (other than the $800 state minimum tax) is made in the consolidated financial statements since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

NOTE 3 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of December 31, 2006 and 2005 are as follows:

	2006	2005
Income-producing properties	$139,726,746	$157,571,480
Construction	61,513,760	52,078,648
Unimproved land	48,253,125	66,297,768
Residential	650,000	463,362

	$250,143,631	$276,411,258

First mortgages	$231,040,770	$268,231,741
Second mortgages	19,102,861	8,179,517

	$250,143,631	$276,411,258

Scheduled maturities of loans secured by trust deeds as of December 31, 2006 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total

Year ending December 31:
2006 (past maturity)	$56,981,919	$1,600,000	$58,581,919
2007	104,124,023	—	104,124,023
2008	50,144,896	784,772	50,929,668
2009	13,054,478	—	13,054,478
2010	—	69,328	69,328
2011	—	—	—
Thereafter (through 2016)	726,540	22,657,675	23,384,215

	$225,031,856	$25,111,775	$250,143,631

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (5.00%, 4.70% and 4.71%, respectively, as of December 31, 2006), the prime rate (8.25% as of December 31, 2006) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (4.36% and 3.00%, respectively, as of December 31, 2006) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of December 31, 2006 and 2005:

	December 31, 2006 Balance	Portfolio Percentage	December 31, 2005 Balance	Portfolio Percentage

Arizona	$29,382,542	11.75%	$21,024,788	7.61%
California	141,737,933	56.66%	129,127,604	46.72%
Colorado	14,000,000	5.60%	12,129,520	4.39%
Hawaii	1,300,000	0.52%	1,300,000	0.47%
Idaho	3,245,264	1.30%	1,636,923	0.59%
North Carolina	—	—	15,465,000	5.60%
Nevada	19,534,922	7.81%	14,936,952	5.40%
South Carolina	—	—	3,301,509	1.19%
Tennessee	7,769,947	3.11%	—	—
Texas	2,635,000	1.05%	25,635,000	9.27%
Utah	13,516,257	5.40%	39,329,651	14.23%
Virginia	2,230,000	0.89%	3,185,000	1.15%
Washington	14,791,766	5.91%	9,339,311	3.38%

	$250,143,631	100.00%	$276,411,258	100.00%

As of December 31, 2006 and 2005, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 45% ($111,237,000) and 36% ($100,218,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

As of December 31, 2006 and 2005, $237,118,000 (94.8%) and $268,072,000 (97.0%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

As of December 31, 2006 and 2005, the Partnership has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $18,790,000 and $45,489,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

As of December 31, 2006 and 2005, the Partnership participated in one and four separate loans, respectively, with a total principal balance of $18,670,000 and $23,000,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of these loans, the Partnership is guaranteed its share of interest and principal prior to any other investors participated in such loans. During the year ended December 31, 2006, the Lead Lender purchased in full at face values the Partnership’s interests in all of the participated loans outstanding as of December 31, 2005 with a total principal balance of $23,000,000, resulting in no gain or loss in the accompanying consolidated financial statements.

During the year ended December 31, 2005, the Lead Lender purchased the Partnership’s interest in one participated loan for approximately $15,473,000 ($14,000,000 principal and approximately $1,473,000 of interest). A successor to another co-participant in that loan initiated a civil action in U.S. District Court, District of Nevada, against the Partnership and the Lead Lender on October 7, 2005. The suit sought to set aside the purchase of the Partnership’s participation in the loan and the accrued interest thereon by the Lead Lender, as well as for other associated relief, based on the plaintiff’s allegations that it refused to consent to the sale, that the Intercreditor Agreement required its consent, that the sale was nevertheless completed in July 2005, and the Lead Lender succeeded to the Partnership’s priority interest in the loan. The plaintiff also sought its costs and attorneys fees incurred in the action. The lawsuit was settled in March 2007 for $500,000, which was paid to the plaintiff entirely by the Lead Lender and, accordingly, there was no expense to the Partnership.

During the year ended December 31, 2005, the Partnership sold full interests in three loans at their face values (including the $14,000,000 loan discussed above) to unrelated parties in the total amount of $22,660,000. The sales of these loans resulted in no gain or loss in the accompanying consolidated financial statements.

During the years ended December 31, 2006 and 2005, the Partnership refinanced loans totaling $16,500,000 and $11,843,000, respectively, thereby extending the maturity dates of such loans.

The scheduled maturities for 2006 include thirteen past maturity loans totaling approximately $58,582,000 as of December 31, 2006, of which two loans totaling approximately $2,900,000 represent loans for which interest payments are delinquent greater than ninety days. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.

As of December 31, 2006 and 2005, the Partnership had eight and ten impaired loans, respectively, that were delinquent in payments greater than ninety days totaling approximately $18,835,000 and $25,899,000, respectively. In addition, as of December 31, 2006 and 2005, the Partnership had eleven and eighteen loans, respectively, that were past maturity (delinquent in principal) but current in monthly payments totaling approximately $55,682,000 and $32,349,000, respectively (combined total of $74,517,000 and $58,248,000, respectively). The Partnership had begun foreclosure proceedings by filing a notice of default on one impaired loan with a principal balance of $6,576,000 during 2006. However, the borrower filed for bankruptcy as of December 31, 2006, which stayed the foreclosure process. In addition, one additional loan with a principal balance of $1,600,000 involved a borrower in bankruptcy as of December 31, 2006 and 2005.

Of the total past maturity loans, three loans with a total principal balance of approximately $13,742,000 were paid off in full subsequent to year end.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The average recorded investment in impaired loans was approximately $20,155,000 and $23,406,000 as of December 31, 2006 and 2005, respectively. Interest income recognized on impaired loans during the years ended December 31, 2006, 2005 and 2004 was approximately $2,340,000, $3,902,000, and $2,407,000, respectively. Interest income received on impaired loans during the years ended December 31, 2006, 2005 and 2004 was approximately $2,163,000, $3,989,000 and $2,694,000, respectively.

The Partnership’s allowance for loan losses was $4,225,000 and $4,150,000 as of December 31, 2006 and 2005, respectively. Of the total impaired loans as of December 31, 2005, $10,079,000 had a specific related allowance for loan losses totaling $1,500,000. There was a non-specific allowance for loan losses of $4,225,000 and $2,650,000, respectively, for the remaining loans as of December 31, 2006 and 2005, respectively.

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Balance, beginning of year	$4,150,000	$4,100,000	$4,100,000
Provision	75,000	50,000	—
Charge-offs	—	—	—

Balance, end of year	$4,225,000	$4,150,000	$4,100,000

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2006 and 2005 consists of the following properties acquired through foreclosure between 1997 and 2005:

	2006	2005
Manufactured home subdivision development, Ione, California	$869,450	$840,374
Undeveloped land, Gresham, Oregon, net of valuation allowance of $250,000	1,374,048	1,374,048
Undeveloped land, San Jose, California	3,025,992	3,025,992
Industrial land and buildings, Santa Clara, California	4,258,407	4,121,873
Three and eight condominium units, respectively, Lincoln City, Oregon, net of valuation allowance of $155,388 and $410,000, respectively (held within Oregon Leisure Homes, LLC)	415,338	1,117,924
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,811,468	2,698,294
	$12,754,703	$13,178,505

The acquisition of certain real estate properties through foreclosure (including properties held for investment – see Note 5) resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of approximately $3,582,000 and $18,875,000 for the years ended December 31, 2005 and 2004, respectively. No similar non-cash activity occurred in 2006.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

2006 Foreclosure and Sales Activity

During the year ended December 31, 2006, one lot located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $50,000, resulting in a gain to the Partnership of approximately $36,000.

2005 Foreclosure and Sales Activity

During the year ended December 31, 2005, the Partnership foreclosed on a first mortgage loan secured by industrial land and buildings located in Santa Clara, California in the amount of approximately $3,582,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan prior to foreclosure in the amount of approximately $148,000 and delinquent property taxes and legal fees in the amount of approximately $392,000 were capitalized to the basis in the property during foreclosure (total of approximately $4,122,000).

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

December 31, 2006, 2005 and 2004

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

In addition, during 2004 the Sellers received a promissory note from the guarantors on the loan in the amount of $1,600,000 ($1,000,000 to the Partnership) in exchange for their release of their personal guarantees. Since payments on the note did not begin until February 2006, the Partnership discounted the face value of its portion of the note to $846,134 based on a discount rate of 4.75%, which was recorded as other income in the accompanying consolidated statements of income.

Changes in the allowance for real estate losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Balance, beginning of year	$660,000	$660,000	$660,000
Provision	—	—	83,294
Recovery for real estate sold	(254,612)	—	(83,294)

Balance, end of year	$405,388	$660,000	$660,000

The recovery for real estate sold in 2006 relates to the sales of condominium units in Oregon Leisure Homes, LLC (see below). Of the total recovery amount, $211,553 was recorded as gain on sale of real estate and $43,059 was recorded as recovery of losses on real estate held for sale in the accompanying consolidated statements of income.

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

December 31, 2006, 2005 and 2004

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

During the years ended December 31, 2006, 2005 and 2004, the Partnership advanced an additional $87,000, $143,000 and $49,000, respectively, to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of approximately $1,183,000, $25,000 and $310,000, respectively, from collections on notes receivable and sales of condominium units. During the year ended December 31, 2006, OLH sold five condominium units for total sales proceeds of approximately $1,085,000 resulting in gain on sale in the total amount of approximately $340,000. The net income (loss) to the Partnership from OLH was approximately $317,000, $(113,000) and $(26,000) during the years ended December 31, 2006, 2005 and 2004, respectively.

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

Dation sold six, five and seven lots and/or houses, respectively, during the years ended December 31, 2006, 2005 and 2004, resulting in total gain on sale of approximately $49,000, $56,000 and $108,000, respectively. Dation repaid $10,000, $40,000, and $70,000, respectively, of the loan to the Partnership and repaid $153,000, $120,000 and $0, respectively, of Partnership capital contributions during the years ended December 31, 2006, 2005 and 2004. Dation also paid $47,000 and $130,000, respectively, of loan interest payable to the Partnership during the years ended December 31, 2005 and 2004. The Partnership advanced an additional $97,000, $452,000 and $316,000 to Dation during the years ended December 31, 2006, 2005 and 2004, respectively.

The net operating income (loss) to the Partnership was approximately $208,000, $296,000 and $(142,000) during the years ended December 31, 2006, 2005 and 2004, respectively.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of December 31, 2006 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California and a commercial building located in Roseville, California and is comprised of the following as of December 31, 2006 and 2005:

	2006	2005
Land	$4,349,063	$5,690,620
Buildings	10,108,411	14,983,248
Improvements	4,134,381	3,907,427
Other	699,708	661,032
	19,291,563	25,242,327

Less: Accumulated depreciation and amortization	(2,345,871)	(2,027,620)
	$16,945,692	$23,214,707

Depreciation and amortization expense was $694,000, $756,000 and $470,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Bayview Gardens, LLC

The Partnership was the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004. In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000 (net proceeds of $5,592,000 after selling costs). The Partnership also agreed to provide construction advances to the buyer under the loan in an amount not to exceed $550,000 for certain improvements to be made to the property. The terms of the loan require interest-only payments for the first year at the rate of 8% per annum and then will require fully amortizing loan payments over the next 20 years with a 10 year maturity (balloon payment due). The interest rate will be adjusted annually to 2% above the prime rate beginning in June 2011 (with an 8% floor rate). Bayview Gardens, LLC was dissolved in December, 2006.

At the time of sale, the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was settled in full by the General Partner. Pursuant to that note agreement, the repayment of the note to the General Partner was fully dependent upon the proceeds from the sale of the Bayview property. The agreement required the net sale proceeds be applied first to the Partnership’s basis in the property and second to the General Partner note. Based on the terms of the agreement, the maximum amount the General Partner could have collected on the note as a result of the sale was approximately $352,000. The General Partner chose to cancel the remaining unsettled balance of the note as it would not be collected until the Partnership received final payment on the note to the buyer. The debt cancellation amount decreased the Partnership’s basis in the property to $4,673,000, resulting in a net gain to the Partnership from the sale of approximately $919,000. Approximately $4,000 of this amount was recorded as current gain to the Partnership, and the remaining $915,000 was deferred and will be recognized as principal payments are received on the loan under the installment method.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The net loss to the Partnership from Bayview operations was $239,000, $234,000 and $226,000 (including depreciation of approximately $80,000, $191,000 and $99,000) for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts include the gain on sale of the property of approximately $4,000 for the year ended December 31, 2006 and have been reported as net loss from discontinued operations in the consolidated statements of income as the Partnership believes it has no continuing involvement in the property.

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

The net income to the Partnership was approximately $225,000, $133,000, and $382,000 (including depreciation and amortization totaling approximately $556,000, $511,000 and $320,000) during the years ended December 31, 2006, 2005 and 2004, respectively. The minority interest of the joint venture partner of approximately $140,000 and $160,000 as of December 31, 2006 and 2005, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $14,550,000 and $14,898,000 as of December 31, 2006 and 2005, respectively.

NOTE 6 - NOTE PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see note 5), which is secured by the retail development located in Greeley, Colorado. During 2005, 720 University obtained a new note with a financial institution in the amount of $10,500,000, which fully repaid its existing note payable with a balance of $9,729,000 as of December 31, 2004 and provided additional funds for property improvements. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the years ended December 31, 2006, 2005 and 2004 was approximately $540,000, $542,000 and $407,000, respectively. The note contains certain covenants, which the Company has complied with as of December 31, 2006.

NOTE 7 - NOTE AND INTEREST PAYABLE TO GENERAL PARTNER

The Partnership had a note and interest payable to the General Partner in the total amount of approximately $1,269,000 as of December 31, 2005, as a result of the deed in lieu of foreclosure obtained on a Partnership loan in June 2004. The Partnership recorded interest expense on this note of approximately $27,000 and $166,000 during the years ended December 31, 2006 and 2005, respectively. When the property securing the loan (Bayview) was sold in June 2006 (see note 5), the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was canceled in full by the General Partner. The cancellation of the debt was recorded as a reduction in the basis of the property, resulting in a deferred gain on sale of approximately $915,000, which is reported on the accompanying consolidated balance sheets.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

NOTE 8 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. All assets of the Partnership are pledged as security for the line of credit. There was no balance outstanding as of December 31, 2006. The balance outstanding on the line of credit was $16,300,000 as of December 31, 2005. Borrowings under this line of credit bear interest at the bank’s prime rate, which was 8.25% as of December 31, 2006. The interest rate will be increased by 2% upon an event of default of the Partnership. Interest expense was approximately $1,071,000, $12,000 and $711,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The line of credit expires on July 31, 2007. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks. This amount is reported as restricted cash on the accompanying consolidated balance sheets. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of December 31, 2006. In February 2007, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $60,000,000 through July 31, 2007.

NOTE 9 - PARTNERS’ CAPITAL

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

The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $15,143,000, $14,569,000 and $14,091,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

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

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

▪	No more than 10% of the outstanding limited partnership interest may be withdrawn during any calendar year except upon dissolution of the Partnership.

Carried Interest of General Partner

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, OFG has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2006, OFG had made cash capital contributions of $1,445,000 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

The carried interest expense charged to the Partnership was $10,000, $15,000 and $9,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 10 - CONTINGENCY RESERVES

In accordance with the Partnership Agreement and to satisfy the Partnership’s liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,445,000 as of December 31, 2006), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts will be available as an additional contingency reserve, if necessary.

The contingency reserves required as of December 31, 2006 and 2005 were approximately $5,780,000 and $5,746,000, respectively. Cash and cash equivalents as of the same dates were accordingly maintained as reserves.

NOTE 11 - INCOME TAXES

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	(Unaudited) 2006	2005
Partners’ capital per financial statements	$290,804,278	$288,913,263
Accrued interest income	(2,657,687)	(1,774,152)
Allowance for loan losses	4,225,000	4,150,000
Allowance for real estate held for sale/investment	405,388	660,000
Accrued distributions	573,908	540,984
Accrued fees due to general partner	(120,815)	(21,165)
Tax-deferred gain on sale of real estate	(2,690,850)	(2,690,850)
Book-deferred gain on sale of real estate	914,905	—
Other	447,473	373,997

Partners’ capital per federal income tax return	$291,901,600	$290,152,077

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

NOTE 12 - TRANSACTIONS WITH AFFILIATES

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $5,616,000, $5,554,000 and $5,266,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $688,000, $613,000 and $663,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2006 and 2005, the Partnership owed management and servicing fees to OFG in the amounts of $231,000 and $284,000, respectively.

The maximum servicing fees were paid to OFG during the years ended December 31, 2006, 2005 and 2004. If the maximum management fees had been paid to OFG during the years ended December 31, 2006, 2005 and 2004, the management fees would have been $7,569,000 (increase of $1,953,000), $6,738,000 (increase of $1,184,000) and $7,289,000 (increase of $2,023,000), respectively, which would have reduced net income allocated to limited partners by approximately 8.9%, 5.6% and 10.1%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.07, $.07 and $.06, respectively.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Partnership loans totaled approximately $1,088,000, $545,000 and $416,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $97,000, $25,000 and $50,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $5,684,000, $10,170,000 and $4,034,000 on loans originated of approximately $176,283,000, $255,184,000 and $144,801,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Such fees as a percentage of loans purchased by the Partnership were 3.2%, 4.0% and 2.8% for the years ended December 31, 2006, 2005 and 2004, respectively.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the years ended December 31, 2006, 2005 and 2004 were $48,000, $48,000 and $44,000, respectively.

In January 2007 (subsequent to year end), the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan. Owens Financial Group, Inc., the General Partner, is also a co-lender in the subject loan with a $10,000,000 portion of the loan and is party to the Agreement. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority over all other co-lenders in such loan and shall receive their share of principal and interest in the loan prior to any other co-lender. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum.

In February 2007 (subsequent to year end), the President of the General Partner, funded a $600,000 second deed of trust secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,400,000. The interest rate on the subject loan is 12% per annum.

NOTE 13 - NET INCOME PER LIMITED PARTNER UNIT

Net income per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were approximately 286,915,000, 285,018,000 and 282,307,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

NOTE 14 - RENTAL INCOME

The Partnership’s real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to twenty-one years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2006, and thereafter is as follows:

Year ending December 31:
2007	$2,130,359
2008	1,543,679
2009	1,236,996
2010	894,365
2011	778,332
Thereafter (through 2026)	3,849,322

$10,433,052

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans Secured by Trust Deeds

The carrying value of these instruments of $250,144,000 approximates the fair value as of December 31, 2006. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses of $4,225,000 as of December 31, 2006 is also considered in evaluating the fair value of loans secured by trust deeds.

Note Payable

The carrying value of the Partnership’s note payable of $10,500,000 approximates the fair value as of December 31, 2006. The fair value is estimated based upon the quoted market price for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

OWENS MORTGAGE INVESTMENT FUND,

A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues:
2006	$8,283,079	$9,147,425	$7,901,763	$7,750,334
2005	7,476,343	9,281,295	7,010,936	7,221,260

Expenses:
2006	2,731,409	4,149,283	2,307,406	1,667,223
2005	2,626,379	4,254,307	1,386,634	1,410,684

Net Loss from Discontinued Operations:
2006	(61,604)	(154,761)	(22,542)	(128)
2005	(89,172)	(73,649)	(32,226)	(39,142)

Net Income Allocated to General Partner:
2006	54,365	47,970	55,187	60,229
2005	47,113	49,023	55,357	57,194

Net Income Allocated to Limited Partners:
2006	5,435,701	4,795,411	5,516,628	6,022,754
2005	4,713,679	4,904,316	5,536,719	5,714,240

Net Income Allocated to Limited Partners per Weighted Average Limited Partnership Unit:
2006	0.02	0.02	0.02	0.02
2005	0.01	0.02	0.02	0.02

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

PROVISION FOR LOAN LOSSES ROLLFORWARD

Balance at January 1, 2004	$4,100,000
Provision	—
Charge-offs	—
Balance at December 31, 2004	4,100,000
Provision	50,000
Charge-offs	—
Balance at December 31, 2005	4,150,000
Provision	75,000
Charge-offs	—
Balance at December 31, 2006	$4,225,000

PROVISION FOR LOSSES ON REAL ESTATE ROLLFORWARD

Balance at January 1, 2004	$660,000
Charges to costs and expenses	83,294
Deductions	(83,294)
Balance at December 31, 2004	660,000
Charges to costs and expenses	—
Deductions	—
Balance at December 31, 2005	660,000
Charges to costs and expenses	—
Deductions	(254,612)
Balance at December 31, 2006	$405,388

SCHEDULE IV

OWENS MORTGAGE INVESTMENT FUND

MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2006

Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF LOAN
Income Producing	8.00-12.00%	Current to June 2016	$139,726,746	$12,823,306	$10,659,216
Construction	10.00-12.00%	Current to Mar. 2008	61,513,760	16,358,613	—
Land	10.00-15.00%	Current to Oct. 2008	48,253,125	29,400,000	8,176,000
Residential	10.00-11.00%	Dec. 2007	650,000	—	—
TOTAL			$250,143,631	$58,581,919	$18,835,216

AMOUNT OF LOAN
$0-250,000	10.00-12.00%	Aug. 2007 to Feb. 2013	$782,209	$—	$376,540
$250,001-500,000	10.00-12.00%	Current to Feb. 2013	4,317,247	741,868	350,000
$500,001-1,000,000	8.25-11.00%	Current to July 2008	6,125,370	775,883	—
Over $1,000,000	8.00-15.00%	Current to June 2016	238,918,805	57,064,168	18,108,676
TOTAL			$250,143,631	$58,581,919	$18,835,216

POSITION OF LOAN
First	8.00-15.00%	Current to June 2016	$231,040,770	$58,581,919	$18,835,216
Second	8.25-12.00%	Aug. 2007 to Oct. 2009	19,102,861	—	—
TOTAL			$250,143,631	$58,581,919	$18,835,216

_______________

NOTE 1:	All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.
NOTE 2:

Balance at beginning of period (1/1/04)	$266,374,206
Additions during period:
New mortgage loans	137,800,776
Subtotal	404,174,982
Deductions during period:
Collection of principal	126,868,080
Foreclosures	18,875,000
Balance at end of period (12/31/04)	$258,431,902

Balance at beginning of period (1/1/05)	$258,431,902
Additions during period:
New mortgage loans	176,565,494
Subtotal	434,997,396
Deductions during period:
Collection of principal	132,343,948
Sales of loans to third parties at face value	22,660,000
Foreclosures	3,582,190
Balance at end of period (12/31/05)	$276,411,258

SCHEDULE IV

Balance at beginning of period (1/1/06)	$276,411,258
Additions during period:
New mortgage loans	175,713,928
Note taken back from sale of real estate property	5,025,000
Subtotal	457,150,186
Deductions during period:
Collection of principal	184,006,555
Sales of loans to third parties at face value	23,000,000
Balance at end of period (12/31/06)	$250,143,631

During the years ended December 31, 2006, 2005 and 2004, the Partnership refinanced loans totaling $16,500,000, $11,843,000 and $26,367,000, respectively, thereby extending the maturity date.

______________

NOTE 3: Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2006. There are no other loans that exceed 3% of the total loans as of  December 31, 2006:

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Condominiums (Construction Loan) Las Vegas, Nevada	11.00%	7/16/07	Interest only, balance due at maturity	None	$20,000,000	$18,670,100	$0

Condominiums Phoenix, Arizona	10.10%	2/23/08	Interest only, balance due at maturity	None	$16,500,000	$14,633,560	$0

Hotel Sedona, Arizona	11.00%	12/31/07	Interest only, balance due at maturity	None	$14,000,000	$14,000,000	$0

Improved Residential Lots and Golf Course (Construction Loan) Auburn, California	11.00%	12/21/06	Interest only, balance due at maturity	None	$25,401,000	$12,840,599	$12,840,599

Unimproved Land Gypsum, Colorado	12.00%	7/1/06	Interest only, balance due at maturity	None	$11,000,000	$11,000,000	$11,000,000

Condominiums Santa Barbara, California	10.50%	4/4/07	Interest only, balance due at maturity	None	$10,000,000	$10,000,000	$0

Mixed Commercial Building S. Lake Tahoe, California	8.50%	6/24/14	Interest only, balance due at maturity	None	$19,000,000	$9,000,000	$0

Office and Retail Buildings in Seattle, WA, Renton, WA, Nampa, ID, Reno, NV, Olympia, WA, Gig Harbor, WA, Richland, WA & Idaho Falls, ID	12.00%	2/1/13	Principal and interest due monthly	None	$13,240,000	$8,632,676	$8,632,676

Assisted Living Facility Fresno, California	10.50%	9/18/06	Interest only, balance due at maturity	None	$8,175,555	$8,175,555	$8,175,555

Unimproved Land West Haven, Utah	10.00%	12/9/06	Interest only, balance due at maturity	None	$8,000,000	$8,000,000	$8,000,000

Condominiums Memphis, Tennessee	10.50%	8/31/08	Interest only, balance due at maturity	None	$15,170,000	$7,769,948	$0

_______________

NOTE 4:	All amounts reported in this Schedule IV represent the aggregate cost for Federal income tax purposes.