Form 10-Q
period 2007-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2007-05-15
CIK 841501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [	] No ☒

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Page

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

Exhibit 31.1

Exhibit 31.2

Exhibit 32

Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(UNAUDITED)

	March 31	December 31
	2007	2006
ASSETS
Cash and cash equivalents	$7,474,714	$23,283,770
Restricted cash	1,000,000	1,000,000
Loans secured by trust deeds, net of allowance for losses of $4,401,000 in 2007 and $4,225,000 in 2006	282,481,696	245,918,631
Interest and other receivables	4,146,325	3,988,644
Real estate held for sale, net of allowance for losses of $0 in 2007 and $405,388 in 2006	12,956,714	12,754,703
Real estate held for investment, net of accumulated depreciation and amortization of $2,502,185 in 2007 and $2,345,871 in 2006	16,834,202	16,945,692
	$324,893,651	$303,891,440

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$565,723	$573,908
Due to general partner	1,023,234	231,439
Accounts payable and accrued liabilities	831,903	726,525
Deferred gain	914,905	914,905
Note payable	10,500,000	10,500,000
Line of credit payable	20,230,000	--

Total Liabilities	34,065,765	12,946,777

Minority interest	130,998	140,385

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,869,602	2,866,930
Limited partners	287,827,286	287,937,348

Total partners’ capital	290,696,888	290,804,278

	$324,893,651	$303,891,440

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Consolidated Statements of Income

For the Three Months Ended March 31, 2007 and 2006

(UNAUDITED)

	For the Three Months Ended
	March 31	March 31
	2007	2006
REVENUES:
Interest income on loans secured by trust deeds	$6,920,759	$7,272,404
Gain on sale of real estate	75,115	22,395
Rental and other income from real estate properties	868,123	906,330
Other income	145,347	81,950
Total revenues	8,009,344	8,283,079

EXPENSES:
Management fees to general partner	956,341	1,170,295
Servicing fees to general partner	182,992	182,246
Carried interest to general partner	--	3,319
Administrative	12,000	12,000
Legal and accounting	129,189	87,778
Rental and other expenses on real estate properties	594,879	596,985
Interest expense	462,915	654,838
Minority interest	3,685	9,198
Provision for loan losses	176,000	--
Recovery of losses on real estate properties held for sale	(349,224)	--
Other	4,900	14,750
Total expenses	2,173,677	2,731,409

Net income from continuing operations	$5,835,667	$5,551,670

Net loss from discontinued operations	--	(61,604)

Net income	$5,835,667	$5,490,066

Net income allocated to general partner	$57,831	$54,365

Net income allocated to limited partners	$5,777,836	$5,435,701

Net income allocated to limited partners per weighted average limited partnership unit (285,863,000 and 286,562,000 average units in 2007 and 2006, respectively)	$.02	$.02

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(UNAUDITED)

	March 31	March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,835,667	$5,490,066
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate properties	(75,115)	(22,395)
Provision for loan losses	176,000	--
Recovery of losses on real estate properties held for sale	(349,224)	--
Depreciation and amortization	165,670	190,789
Changes in operating assets and liabilities:
Interest and other receivables	(157,681)	(832,737)
Accounts payable and accrued liabilities	105,378	(277,872)
Interest payable to general partner	--	27,224
Due to general partner	791,795	546,887
Net cash provided by operating activities	6,492,490	5,121,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of loans secured by trust deeds	(68,332,969)	(60,437,565)
Principal collected on loans	31,593,904	46,981,167
Sales of loans to third parties	--	9,000,000
Investment in real estate properties	(51,970)	(420,812)
Net proceeds from disposition of real estate properties	220,118	82,994
Minority interest in limited liability companies	(9,387)	2,998
Net cash used in investing activities	(36,580,304)	(4,791,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	--	6,638
Net advances on line of credit	20,230,000	4,756,000
Partners’ cash distributions	(1,704,356)	(1,633,410)
Partners’ capital withdrawals	(4,246,886)	(3,126,646)
Net cash provided by financing activities	14,278,758	2,582

Net (decrease) increase in cash and cash equivalents	(15,809,056)	333,326

Cash and cash equivalents at beginning of period	23,283,770	7,139,028

Cash and cash equivalents at end of period	$7,474,714	$7,472,354

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$329,664	$488,895

See note 2 for supplemental disclosure of non-cash investing activities.

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation. The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment.

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

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of March 31, 2007 and December 31, 2006 are as follows:

	2007	2006
Income-producing properties	$194,843,548	$139,726,746
Construction	55,094,901	61,513,760
Unimproved land	36,294,247	48,253,125
Residential	650,000	650,000

	$286,882,696	$250,143,631

First mortgages	$268,214,840	$231,040,770
Second mortgages	18,667,856	19,102,861

	$286,882,696	$250,143,631

Scheduled maturities of loans secured by trust deeds as of March 31, 2007 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending March 31:
2007 (past maturity)	$50,315,713	$1,600,000	$51,915,713
2008	181,081,697	—	181,081,697
2009	19,934,099	—	19,934,099
2010	10,931,433	—	10,931,433
2011	—	65,538	65,538
2012	—	—	—
Thereafter (through 2014)	726,540	22,227,676	22,954,216
	$262,989,482	$23,893,214	$286,882,696

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (4.90%, 4.54% and 4.65%, respectively, as of March 31, 2007), the prime rate (8.25% as of March 31, 2007) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (4.38% and 3.66%, respectively, as of March 31, 2007) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2007 and December 31, 2006:

	March 31, 2007	Portfolio	December 31, 2006	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$28,456,643	9.92%	$29,382,542	11.75%
California	154,944,530	54.01%	141,737,933	56.66%
Colorado	14,000,000	4.88%	14,000,000	5.60%
Florida	28,475,770	9.92%	—	—%
Hawaii	1,300,000	0.45%	1,300,000	0.52%
Idaho	3,292,250	1.15%	3,245,264	1.30%
Nevada	13,989,232	4.88%	19,534,922	7.81%
New York	9,420,000	3.28%	—	—%
Tennessee	8,291,461	2.89%	7,769,947	3.11%
Texas	2,635,000	0.92%	2,635,000	1.05%
Utah	5,299,389	1.85%	13,516,257	5.40%
Virginia	2,230,000	0.78%	2,230,000	0.89%
Washington	14,548,421	5.07%	14,791,766	5.91%
	$286,882,696	100.00%	$250,143,631	100.00%

As of March 31, 2007 and December 31, 2006, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 39% ($110,626,000) and 45% ($111,237,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

As of March 31, 2007 and December 31, 2006, approximately $273,895,000 (95.5%) and $237,118,000 (94.8%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

As of March 31, 2007, the Partnership has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $17,156,000.

As of March 31, 2007 and December 31, 2006, the Partnership participated in one loan with a total principal balance of approximately $13,156,000 and $18,670,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loan with the borrower. The General Partner receives the payments on this participated loan from the Lead Lender. Pursuant to an Intercreditor Agreement between the Partnership and the Lead Lender on this loan, the Partnership has priority of payment of its interest and principal prior to any other investors participating in such loan.

During the three months ended March 31, 2007 and 2006, the Partnership refinanced loans totaling approximately $299,000 and $16,500,000, respectively, thereby extending the maturity dates of such loans.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

As of March 31,2007, the Partnership had thirteen past maturity loans totaling approximately $51,916,000, of which three loans totaling approximately $6,418,000 represent loans for which interest payments are delinquent greater than ninety days. Occasionally, the Partnership allows borrowers to continue to make the payments on debt past maturity for periods of time.

As of March 31, 2007 and December 31, 2006, the Partnership had ten and eight impaired loans, respectively, that were delinquent in monthly payments greater than ninety days totaling approximately $23,373,000 and $18,835,000, respectively. In addition, as of March 31, 2007 and December 31, 2006, the Partnership had ten and eleven loans, respectively, that were past maturity (delinquent in principal) but current in monthly payments totaling approximately $45,498,000 and $55,682,000, respectively (combined total of delinquent loans of $68,871,000 and $74,517,000, respectively). Two loans with an aggregate principal balance of approximately $8,176,000 involve borrowers in bankruptcy as of March 31, 2007. In April 2007 (subsequent to quarter end), the Partnership began foreclosure proceedings by filing notices of default on three loans with aggregate principal balances totaling approximately $20,926,000 as of March 31, 2007.

Of the total past maturity loans as of March 31, 2007, one loan with a principal balance of $900,000 was paid off in full and one loan with a principal balance of $3,500,000 was rewritten subsequent to quarter end.

The Partnership has negotiated various contractual workout agreements with borrowers whose loans are past maturity or who are delinquent in making payments. The Partnership is not obligated to fund additional monies on these loans as of March 31, 2007. There are six loans totaling approximately $26,229,000 in workout agreements as of March 31, 2007.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $39,481,000 and $23,999,000 as of March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, interest income recognized on impaired loans totaled approximately $558,000 and $278,000, respectively. For the three months ended March 31, 2007 and 2006, interest income received on impaired loans totaled approximately $382,000 and $307,000, respectively. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

The Partnership’s allowance for loan losses was $4,401,000 and $4,225,000 as of March 31, 2007 and December 31, 2006, respectively. There was a non-specific allowance for credit losses of $4,401,000 and $4,225,000, respectively, for the loans as of March 31, 2007 and December 31, 2006, respectively.

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of period	$4,225,000	$4,150,000
Provision	176,000	—
Recovery of bad debts	—	—
Charge-off	—	—
Balance, end of period	$4,401,000	$4,150,000

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

The General Partner believes that the allowance for estimated loan losses is appropriate as of March 31, 2007. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

NOTE 3 - REAL ESTATE HELD FOR SALE

Real estate held for sale as of March 31, 2007 and December 31, 2006 consists of the following properties acquired through foreclosure from 1997 through 2007:

	2007	2006
Manufactured home subdivision development, Ione, California	$871,050	$869,450
Undeveloped land, Gresham, Oregon, net of valuation allowance of $0 in 2007 and $250,000 in 2006	1,624,048	1,374,048
Undeveloped land, San Jose, California	3,025,992	3,025,992
Industrial land and buildings, Santa Clara, California	4,258,407	4,258,407
Two and three condominium units, Lincoln City, Oregon, net of valuation allowance of $0 in 2007 and $155,388 in 2006 (held within Oregon Leisure Homes, LLC)	369,558	415,338
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,807,659	2,811,468
	$12,956,714	$12,754,703

Changes in the allowance for real estate losses for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of period	$405,388	$660,000
Provision	—	—
Recovery of losses	(405,388)	—
Balance, end of period	$—	$660,000

The recovery of losses on real estate held for sale in 2007 relates to the sales of condominium units in Oregon Leisure Homes, LLC (see below) and the reversal of the $250,000 allowance for the undeveloped land located in Gresham, Oregon due to the expected recovery of the original cost of the property in the second quarter of 2007 pursuant to a firm sale contract. Of the total recovery amount, $56,164 which related to a condominium unit sold in Oregon Leisure Homes, LLC during the quarter was included in gain on sale of real estate and $349,224 was recorded as recovery of estimated losses on real estate properties held for sale in the accompanying consolidated statements of income.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

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

During the three months ended March 31, 2007 and 2006, the Partnership advanced an additional $12,000 and $21,000, respectively, to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $225,000 and $5,000, respectively, from collections on notes receivable and sales of condominium units. During the three months ended March 31, 2007, OLH sold one condominium unit for total sales proceeds of approximately $220,000 and gain on sale in the amount of approximately $75,000. As of March 31, 2007, OLH reversed valuation allowances totaling approximately $156,000 related specifically to one unit sold during the quarter ended March 31, 2007 and two units held for sale, as the original book value of such units were fully recovered at the time of sale in April 2007 and such recovery of losses has been recorded in the accompanying consolidated statements of income.

The net income (loss) to the Partnership was approximately $166,000 and $(29,000) for the three months ended March 31, 2007 and 2006, respectively.

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

Dation sold no lots during the three months ended March 31, 2007. Dation sold one lot during the three months ended March 31, 2006, resulting in gain on sale of approximately $22,000. Dation repaid $20,000 in OMIF capital contributions during the three months ended March 31, 2007. The Partnership advanced an additional $20,000 and $46,000 to Dation during the three months ended March 31, 2007 and 2006, respectively.

The net income to the Partnership was approximately $31,000 and $61,000 for the three months ended March 31, 2007 and 2006, respectively.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

NOTE 4 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of March 31, 2007 and December 31, 2006 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, and a commercial building located in Roseville, California as follows:

	2007	2006
Land	$4,349,063	$4,349,063
Buildings	10,117,416	10,108,411
Improvements	4,152,643	4,134,381
Other	717,265	699,708
	19,336,387	19,291,563

Less: Accumulated depreciation and amortization	(2,502,185)	(2,345,871)
	$16,834,202	$16,945,692

Bayview Gardens, LLC

The Partnership was the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004. In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000 (net proceeds of $5,592,000 after selling costs). The Partnership also agreed to provide construction advances to the buyer under the loan in an amount not to exceed $550,000 for certain improvements to be made to the property. Bayview Gardens, LLC was dissolved in December 2006.

The net loss to the Partnership from Bayview operations was $62,000 (including depreciation of approximately $48,000) for the three months ended March 31, 2006. This amount has been reported as net loss from discontinued operations in the consolidated statements of income as the Partnership believes it has no continuing involvement in the property’s operations.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $79,000 and $132,000 (including depreciation and amortization of $141,000 and $121,000) for the three months ended March 31, 2007 and 2006, respectively. The minority interest of the joint venture partner of approximately $131,000 and $140,000 as of March 31, 2007 and December 31, 2006, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $14,443,000 and $14,550,000 as of March 31, 2007 and December 31, 2006, respectively.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Management fees amounted to approximately $956,000 and $1,170,000 for the three months ended March 31, 2007 and 2006, respectively. Service fee payments to OFG approximated $183,000 and $182,000 for the three months ended March 31, 2007 and 2006, respectively.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2007 and 2006. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2007, the management fees would have been $2,013,000 (increase of $1,057,000), which would have reduced net income allocated to limited partners by approximately 18.1% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2006, the management fees would have been $2,005,000 (increase of $835,000), which would have reduced net income allocated to limited partners by approximately 15.2% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $178,000 and $36,000 for the three months ended March 31, 2007 and 2006, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $12,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,945,000 and $1,998,000 on loans originated of approximately $85,806,000 and $83,189,000 for the three months ended March 31, 2007 and 2006, respectively. Of the $1,945,000 and $1,998,000 in loan origination fees earned by OFG during the three months ended March 31, 2007 and 2006, $0 and $420,000, respectively, were back-end fees that will not be collected until either some future date or when the related loans are paid in full.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended March 31, 2007 and 2006 were $12,000, respectively.

During the three months ended March 31, 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan. Owens Financial Group, Inc., the General Partner, is also a co-lender in the subject loan with a $10,000,000 portion of the loan and is party to the Agreement. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan and shall receive their share of principal and interest in the loan prior to any other co-lender. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. As of March 31, 2007, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $28,476,000 and $9,492,000, respectively

During the three months ended March 31, 2007, the President of the General Partner, funded a $600,000 second deed of trust secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,400,000. The interest rate on the subject loan is 12% per annum.

NOTE 6 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 4), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended March 31, 2007 and 2006 was approximately $133,000 and $133,000, respectively. The note contains certain covenants, which the Company has complied with as of March 31, 2007.

NOTE 7 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. In February 2007, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $60,000,000 (from $40,000,000) through the expiration date of July 31, 2007. The balance outstanding on the line of credit was $20,230,000 as of March 31, 2007. There was no balance on the line of credit as of December 31, 2006. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% as of March 31, 2007. Interest expense for the three months ended March 31, 2007 and 2006 was approximately $330,000 and $495,000, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks, which has been reflected as restricted cash in the accompanying balance sheets. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of March 31, 2007.

OWENS MORTGAGE INVESTMENT FUND,

a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception. The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents. As of March 31, 2007, there were $17,156,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans, line of credit draws or capital contributions from limited partners. The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

PART I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q and in the most recent Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2007, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

•

Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $956,000 and $1,170,000 for the three months ended March 31, 2007 and 2006, respectively.

•

Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $183,000 and $182,000 for the three months ended March 31, 2007 and 2006, respectively.

•

Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by

OFG amounted to approximately $1,945,000 and $1,998,000 on loans originated of approximately $85,806,000 and $83,189,000 for the three months ended March 31, 2007 and 2006, respectively.

•

Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees). The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff. These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $178,000 and $36,000 for the three months ended March 31, 2007 and 2006, respectively.

•

Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $12,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively.

•

Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to the General Partner by the Partnership were approximately $12,000 and $12,000 during the three months ended March 31, 2007 and 2006, respectively.

•

Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of March 31, 2007, the General Partner has made cash capital contributions of $1,445,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. The carried interest expense charged to the Partnership was $0 and $3,000 for the three months ended March 31, 2007 and 2006, respectively.

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

The national unemployment rate declined from 6.0% in 2003 to 4.6% in 2006 and decreased further to 4.4% in March 2007. The California unemployment rate declined to 4.8% in March 2007 from 4.9% in March 2006. Although inflation continues to be a concern to the Federal Reserve, the growth of the Gross Domestic Product (GDP) slowed from 5.6% in the first quarter of 2006 to 2.5% by the first quarter of 2007. The economy is currently growing at a moderate rate of 2.0% to 2.5% GDP, which appears to be a direct consequence of the slow housing, mortgage lending, and manufacturing sectors. The federal funds rate has remained at 5.25% since July 2006, after seventeen consecutive rate increases by the Federal Reserve since June 2004 as a result of inflationary concerns. While the core rate of the consumer price index is still higher at 2.4% than the desired 1% to 2%, the annualized rate of increase has been falling.

Short term interest rates responded quickly to the increases in the federal funds rate over the past two years. However, longer term interest rates have been slower to react. These rate increases have not had a substantial impact on the rates that the Partnership has charged on its loans. In fact, the weighted average interest rate on Partnership loans decreased from 10.67% as of March 31, 2006 to 10.62% as of March 31, 2007. Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

Partnership lending volume increased and loan payoffs decreased during the first quarter of 2007 as compared to the fourth quarter of 2006, which resulted in decreased available cash and an increase in amounts drawn on the Partnership’s line of credit to temporarily fund investments in new loans.

Between 2004 and 2007, the average weighted maturity of Partnership loans declined from 1.89 years to 1.16 years. Shorter maturities result in the General Partner having to generate more loans to keep the capital of the Partnership fully invested. Coupled with competition from both existing lenders and newly organized lenders, which has resulted in decreased lending opportunities for the Partnership, the Partnership has continued to remain closed to new limited partnership investments.

For Partnership loans outstanding as of March 31, 2007, the Partnership had an average loan-to-value ratio of approximately 54%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made. This low loan-to-value ratio will assist the Partnership in weathering loan delinquencies and foreclosures should they eventuate. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of March 31, 2007, 38.6% of loans were secured by real estate in Northern California, while 15.5%, 9.9% and 9.9% were secured by real estate in Southern California, Florida and Arizona, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

While the residential real estate market has continued to slow in California, the commercial real estate market continues to improve. However, there can be no assurance that the rate of growth will continue to increase in the future. A worsening real estate economy, particularly in California, Florida and Arizona, could adversely affect the Partnership’s operating results.

Summary of Financial Results

	Three Months Ended March 31,
	2007	2006

Total revenues	$8,009,344	$8,283,079
Total expenses	2,173,677	2,731,409

Net income from continuing operations	$5,835,667	$5,551,670

Net loss from discontinued operations	--	(61,604)

Net income	$5,835,667	$5,490,066

Net income allocated to limited partners	$5,777,836	$5,435,701

Net income allocated to limited partners per weighted average limited partnership unit	$.02	$.02

Annualized rate of return to limited partners (1)	8.1%	7.6%

Distribution per partnership unit (yield) (2)	7.6%	7.4%

Weighted average limited partnership units	285,863,000	286,562,000

(1)

The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of March 31, 2007 and 2006 divided by the number of months during the period and multiplied by twelve (12) months.

(2)

Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total Revenues

Interest income on loans secured by trust deeds decreased $352,000 (4.8%) during the three months ended March 31, 2007, as compared to the same period in 2006. This decrease was the result of a decrease in the weighted average balance of the loan portfolio of approximately 2.2% during the three months ended March 31, 2007, as compared to 2006 and a decrease in the weighted average yield of the loan portfolio from 10.66% for the three months ended March 31, 2006 to 10.61% for the three months ended March 31, 2007.

Gain on sales of real estate increased $53,000 (235.4%) during the three months ended March 31, 2007, as compared to the same period in 2006, as a result of the sale of a condominium unit in Oregon Leisure Homes, LLC, resulting in a gain of $75,000 during the three months ended March 31, 2007. During the three months ended March 31, 2006, one lot in the manufactured home park in Dation, LLC was sold, resulting in a gain of approximately $22,000 to the Partnership.

Other income increased $29,000 (36.0%) during the three months ended March 31, 2007, as compared to the same period in 2006 due primarily to an increase in interest earned on money market investments. The Partnership had an increased amount of cash and equivalents available during the beginning of 2007 (as compared to 2006). In addition, the rates earned on money market investments have generally increased in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Total Expenses

Management fees to the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner. The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2004, 2005 and 2006 and the three months ended March 31, 2007 (annualized), the management fees were 2.00%, 2.27%, 2.04% and 1.31% of the average unpaid balance of mortgage loans, respectively.

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

If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2007, the management fees would have been $2,013,000 (increase of $1,057,000), which would have reduced net income allocated to limited partners by approximately 18.1% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

Legal and accounting expenses increased $41,000 (47.2%) during the three months ended March 31, 2007, as compared to the same period in 2006, primarily due to the higher cost of legal and accounting services required as part of the filing of the Partnership’s Form 10-K and Post-Effective Amendment to Form S-11.

Interest expense decreased $192,000 (29.3%) during the three months ended March 31, 2007, as compared to the same period in 2006, due to decreased usage of the line of credit to invest in loans secured by trust deeds.

The provision for loan losses of $142,000 during the three months ended March 31, 2007 was the result of an analysis performed on the loan portfolio, which resulted in an increase in the general allowance for loan losses during the quarter. This was primarily a result of increased delinquencies and loans in the process of foreclosure during the quarter and subsequent to quarter end. There was no change in the allowance for loan losses during the three months ended March 31, 2006.

The recovery of losses on real estate properties held for sale of $349,000 during the three months ended March 31, 2007 was the result of sales of condominium units in Oregon Leisure Homes, LLC during the quarter and subsequent to quarter end and the reversal of an allowance on the Gresham, Oregon land due to the expected sale of the property in the second quarter of 2007 pursuant to a sales contract of which the proceeds are expected to exceed the book value of the property.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties decreased $36,000 (11.6%) during the three months ended March 31, 2007, as compared to the same periods in 2006, as a result of increased vacancies on two of the Partnership’s rental properties during the quarter ended March 31, 2007. Approximately $98,000 of Dation’s net income during the three months ended March 31, 2007 was generated from a FEMA hurricane relief contract (rental of vacant lots in the manufactured home park) that will expire in September 2008. Thus, unless Dation is able to secure new tenants on these lots or if the FEMA contract is not extended once again, this revenue stream will not continue past September 2008.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three months ended March 31, 2006 was related to the Bayview Gardens, LLC assisted living facility located in Monterey, California, which was sold in June 2006.

Financial Condition

March 31, 2007 and December 31, 2006

Loan Portfolio

The number of Partnership mortgage investments increased from 72 to 73, and the average loan balance increased from $3,474,000 to $3,930,000 between December 31, 2006 and March 31, 2007.

Approximately $23,373,000 (8.2%) and $18,835,000 (7.5%) of the loans invested in by the Partnership were considered impaired and greater than ninety days delinquent in monthly payments as of March 31, 2007 and December 31, 2006, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $45,498,000 (15.9%) and $55,682,000 (22.3%) as of March 31, 2007 and December 31, 2006, respectively (combined total of $68,871,000 and $74,517,000, respectively). Of the total past maturity loans as of March 31, 2007, one loan with a principal balance of $900,000 was paid off in full and one loan with a principal balance of $3,500,000 was rewritten subsequent to quarter end. Of the impaired loans as of March 31, 2007 and December 31, 2006, $8,176,000 (2.8%) involved loans to borrowers who were in bankruptcy. In April 2007 (subsequent to quarter end), the Partnership began foreclosure proceedings by filing notices of default on three loans with aggregate principal balances totaling approximately $20,926,000 as of March 31, 2007.

As of March 31, 2007 and December 31, 2006, the Partnership participated in one loan with a total principal balance of $13,156,000 and $18,670,000, respectively, with an unrelated mortgage investment group (the “Lead Lender”) that originated the loan with the borrower. The General Partner receives the payments on this participated loan from the Lead Lender. Pursuant to an Intercreditor Agreement between the Partnership and the Lead Lender on this loan, the Partnership has priority of payment of its share of interest and principal prior to any other investors participating in such loan.

As of March 31, 2007 and December 31, 2006, the Partnership held the following types of mortgages:

	2007	2006
1st Mortgages	$268,214,840	$231,040,770
2nd Mortgages	18,667,856	19,102,861
	$286,882,696	$250,143,631

Income Producing Properties	$194,843,548	$139,726,746
Construction	55,094,901	61,513,760
Unimproved Land	36,294,247	48,253,125
Residential	650,000	650,000
	$286,882,696	$250,143,631

As of March 31, 2007 and December 31, 2006, approximately 39% and 45% of the Partnership’s mortgage loans were secured by real property in Northern California.

The General Partner increased the allowance for loan losses by $176,000 during the three months ended March 31, 2007. The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans. The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient. Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of period	$4,225,000	$4,150,000
Provision	176,000	—
Recovery of bad debts	—	—
Charge-off	—	—
Balance, end of period	$4,401,000	$4,150,000

Real Estate Properties Held for Sale and Investment

As of March 31, 2007, the Partnership held title to nine properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $29,791,000 (including properties held in three limited liability companies), net of accumulated depreciation and amortization of approximately $2,502,000. As of March 31, 2007, properties held for sale total $12,957,000 and properties held for investment total $16,834,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

During the three months ended March 31, 2007, Oregon Leisure Homes, LLC (OLH) sold one condominium unit for total sales proceeds of approximately $220,000 and gain on sale in the amount of approximately $75,000. As of March 31, 2007, OLH reversed a valuation allowance of approximately $99,000 related specifically to two units, that were fully recovered at the time of sale in April 2007 and such recovery of bad debt has been recorded in the consolidated statements of income.

Changes in the allowance for real estate losses for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of period	$405,388	$660,000
Provision	—	—
Recovery of losses	(405,388)	—

Balance, end of period	$—	$660,000

The recovery of losses on real estate held for sale in 2007 relates to the sales of condominium units in OLH and the reversal of the $250,000 allowance for the undeveloped land located in Gresham, Oregon due to the expected recover of the original cost of the property in the second quarter of 2007 pursuant to a firm sale contract. Of the total recovery amount, $56,164 which related to a condominium unit sold in OLH during the quarter was included in gain on sale of real estate and $349,224 was recorded as recovery of estimated losses on real estate properties held for sale in the accompanying consolidated statements of income.

Interest and Other Receivables

Interest and other receivables increased from approximately $3,989,000 as of December 31, 2006 to $4,146,000 as of March 31, 2007 ($157,000 or 3.9%) due primarily to an increase in the balance of the loan portfolio of approximately 14.7% between December 31, 2006 and March 31, 2007. This increase was partially offset by a decrease in the weighted average interest rate of the loan portfolio from 10.69% as of December 31, 2006 to 10.62%

as of March 31, 2007 and an increase in loans greater than ninety days delinquent in payments during the quarter, which resulted in the discontinuation of interest accruals on certain delinquent loans.

Due to General Partner

Due to General Partner increased from approximately $231,000 as of December 31, 2006 to approximately $1,023,000 as of March 31, 2007 ($792,000 or 342.1%) due to increased management fees owed to the General Partner as of March 31, 2007 pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $727,000 as of December 31, 2006 to approximately $832,000 as of March 31, 2007 ($105,000 or 14.5%) due primarily to an increase in accrued interest payable on the Partnership’s line of credit as of March 31, 2007.

Line of Credit Payable

Line of credit payable increased from no balance outstanding as of December 31, 2006 to $20,230,000 as of March 31, 2007 due to advances made on the line of credit during the three months ended March 31, 2007 to enable the Partnership to invest in new mortgage loans. There was an additional $39,770,000 available to be advanced from the line of credit as of March 31, 2007.

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

The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to regulations that, among other things, require them to perform ongoing analyses of their loan portfolios (including analyses of loan-to-value ratios, reserves, etc.), and to obtain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership’s mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner’s evaluation of the risk inherent in the Partnership’s loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which the General Partner determines that full collectibility may not be reasonably assured, considers among other matters:

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2007, management believes that the allowance for loan losses of $4,401,000 is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of March 31, 2007, ten loans totaling $23,373,000 were delinquent in monthly payments greater than ninety days. This includes three matured loans totaling $6,418,000. In addition, ten loans totaling $45,498,000 were also past maturity but current in monthly payments as March 31, 2007 (combined total of $68,871,000 in loans that are past maturity and delinquent in payments greater than ninety days). The General Partner increased the allowance for loan losses by $176,000 during the three months ended March 31, 2007. The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans.

Liquidity and Capital Resources

During the three months ended March 31, 2007, cash flows provided by operating activities approximated $6,492,000. Investing activities used approximately $36,580,000 of net cash during the three month period, as approximately $68,333,000 was used for investing in loans, net of approximately $31,594,000 received from the payoff of loans. Approximately $14,279,000 was provided from financing activities, as $20,230,000 of cash was advanced from the Partnership’s line of credit and approximately $5,951,000 of cash was distributed to limited partners in the form of income distributions and capital withdrawals.

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

The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a bank, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $60,000,000. There was $20,230,000 outstanding on the line of credit as of March 31, 2007. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of March 31, 2007.

As of March 31, 2007, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $17,156,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2007. The source of funds to fulfill these commitments will be payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

Limited Partner withdrawal percentages have been 3.32%, 4.42%, 4.47%, 4.29%, 4.70% and 5.90% (annualized) for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and the three months ended March 31, 2007, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

PART I - Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Partnership’s interest earning assets and interest bearing liabilities as of March 31, 2007. The presentation for each category aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and separately aggregates the information for all maturities arising after 2012. The carrying values of these assets and liabilities approximate their fair values as of March 31, 2007.

Interest Earning Assets and Interest Bearing Liabilities,

Aggregated by Maturity Date

Twelve Months Ended March 31,

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$7,157,124	—	—	—	—	—	$7,157,124
Average interest rate	5.0%	—	—	—	—	—	5.0%
Loans secured by trust deeds	$232,997,411	$19,934,099	$10,931,432	$65,538	—	$22,954,216	$286,882,696
Average interest rate	10.7%	10.9%	10.6%	11.0%	—	10.3%	10.6%

Interest bearing liabilities:
Note payable to bank	—	—	—	$152,964	$160,902	$10,186,134	$10,500,000
Average interest rate	—	—	—	5.1%	5.1%	5.1%	5.1%
Line of credit payable	$20,230,000	—	—	—	—	—	$20,230,000
Average interest rate	8.25%	—	—	—	—	—	8.25%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates. The majority of the Partnership’s mortgage loans (92% as of March 31, 2007) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. This risk is mitigated to the extent that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans. In addition, interest rate decreases may encourage borrowers to refinance loans with the Partnership at a time when the Partnership is unable to reinvest in loans of comparable value.

The Partnership’s note payable bears interest at a fixed rate of 5.07%. The Partnership’s line of credit payable ($20,230,000 at March 31, 2007) bears interest at a variable rate, tied to the bank prime rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the line of credit payable.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of March 31, 2007, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes or developments in the legal proceedings previously disclosed in the Partnership’s Form 10-K as of and for the year ended December 31, 2006.

Item 1A. Risk Factors

There have been no material changes in the Partnership’s risk factors as previously disclosed in the Partnership’s Form 10-K as of and for the year ended December 31, 2006.

Item 6. Exhibits

(a)	Exhibits
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications Pursuant to U.S.C. 18 Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: May 15, 2007	By:	/s/ William C. Owens
William C. Owens, President

Dated: May 15, 2007	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: May 15, 2007	By:	/s/ Melina A. Platt
Melina A. Platt, Controller