Form 10-Q
period 2007-06-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2007-08-14
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [   ] No [X]

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

June 30, 2007 (UNAUDITED) and December 31, 2006

	June 30 2007	December 31 2006
ASSETS
Cash and cash equivalents	$7,250,963	$23,283,770
Restricted cash	1,000,000	1,000,000
Loans secured by trust deeds, net of allowance for losses of $4,670,000 in 2007 and $4,225,000 in 2006	263,787,947	245,918,631
Interest and other receivables	3,992,073	3,988,644
Due from general partner	280,263	—
Real estate held for sale, net of allowance for losses of $0 in 2007 and $405,388 in 2006	12,470,518	12,754,703
Real estate held for investment, net of accumulated depreciation and amortization of $2,671,193 in 2007 and $2,345,871 in 2006	22,161,956	16,945,692
	$310,943,720	$303,891,440

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$568,194	$573,908
Due to general partner	—	231,439
Accounts payable and accrued liabilities	753,499	726,525
Deferred gain on sale of real estate	914,905	914,905
Note payable	10,500,000	10,500,000
Line of credit payable	7,384,000	—
Total Liabilities	20,120,598	12,946,777

Minority interest	121,735	140,385

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,856,892	2,866,930
Limited partners	287,844,495	287,937,348
Total Partners’ Capital	290,701,387	290,804,278
	$310,943,720	$303,891,440

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2007 and 2006
(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUES:
Interest income on loans secured by trust deeds	$6,231,154	$8,101,783	$13,151,913	$15,374,187
Gain on sale of real estate	112,592	54,563	187,707	76,959
Rental and other income from real estate properties	869,744	900,196	1,737,867	1,806,525
Other income	120,160	90,883	265,507	172,832
Total revenues	7,333,650	9,147,425	15,342,994	17,430,503

EXPENSES:
Management fees to general partner (reversal)	(266,261)	2,754,521	690,080	3,924,816
Servicing fees to general partner	182,703	170,022	365,695	352,268
Carried interest to general partner	—	1,097	—	4,416
Administrative	12,000	12,000	24,000	24,000
Legal and accounting	73,174	58,855	202,363	146,633
Rental and other expenses on real estate properties	674,878	657,262	1,269,757	1,254,245
Interest expense	674,583	475,622	1,137,498	1,130,461
Minority interest	1,137	(336)	4,822	8,862
Provision for loan losses	1,647,515	—	1,823,515	—
Recovery of losses on real estate held for sale	—	—	(349,224)	—
Other	22,973	20,240	27,873	34,990
Total expenses	3,022,702	4,149,283	5,196,379	6,880,691

Net income from continuing operations	$4,310,948	$4,998,142	$10,146,615	$10,549,812

Net loss from discontinued operations	—	(154,761)	—	(216,365)

Net income	$4,310,948	$4,843,381	$10,146,615	$10,333,447

Net income allocated to general partner	$42,811	$47,970	$100,642	$102,335

Net income allocated to limited partners	$4,268,137	$4,795,411	$10,045,973	$10,231,112

Net income allocated to limited partners per weighted average limited partnership unit	$.02	$.02	$.04	$.04

Weighted average limited partnership units	285,736,000	286,575,000	285,799,000	286,568,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006
(UNAUDITED)
	June 30	June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,146,615	$10,333,447
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate properties	(187,707)	(76,959)
Gain on sale of discontinued operation	—	(4,048)
Provision for loan losses	1,823,515	—
Recovery of losses on real estate held for sale	(349,224)	—
Depreciation and amortization	344,347	370,617
Changes in operating assets and liabilities:
Interest and other receivables	(255,944)	(1,470,023)
Due from general partner	(280,263)	—
Accounts payable and accrued liabilities	26,974	(463,030)
Due to general partner	(231,439)	2,126,369
Interest payable to general partner	—	27,223
Net cash provided by operating activities	11,036,874	10,843,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(106,871,417)	(102,337,414)
Principal collected on loans	69,632,576	89,360,668
Sales of loans to third parties	12,348,525	23,000,000
Investment in real estate properties	(111,596)	(570,857)
Net proceeds from disposition of real estate properties	822,101	777,673
Minority interest in limited liability companies	(18,650)	(3,738)
Net cash (used in) provided by investing activities	(24,198,461)	10,226,332

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	1,614,000	129,832
Proceeds from origination of note payable	—	—
Net advances (repayments) on line of credit	7,384,000	(11,724,000)
Partners’ cash distributions	(3,408,133)	(3,291,524)
Partners’ capital withdrawals	(8,461,087)	(6,866,071)
Net cash used in financing activities	(2,871,220)	(21,751,763)

Net decrease in cash and cash equivalents	(16,032,807)	(681,835)

Cash and cash equivalents at beginning of period	23,283,770	6,139,028

Cash and cash equivalents at end of period	$7,250,963	$5,457,193

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,024,574	$1,076,236

See notes 2 and 4 for supplemental disclosure of noncash operating and investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2007.

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

The 2006 classification of loans secured by trust deeds displayed in Note 2 of the consolidated financials statements has been revised in the current year to reflect such loans by property type.  This reclassification did not impact the financial position or results of operations of the Partnership.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans and the valuation of real estate held for sale and investment.  Actual results could differ significantly from those estimates.

Income Taxes

No provision for federal and state income taxes (other than the $800 state minimum tax) is made in the consolidated financial statements since the Partnership is not a taxable entity.  Accordingly, any income or loss is included in the tax returns of the partners.

Partners’ Capital

The Partnership had been closed to most new limited partner investments since September 2001. However, beginning in June 2007, the Partnership reopened to new contributions from existing limited partners only on a limited basis.  The Partnership received additional limited partner contributions of $1,614,000 in June 2007 and approximately $7,723,000 in July and August 2007 (to the date of this filing).

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of June 30, 2007 and December 31, 2006 are as follows:

	2007	2006
By Property Type:
Commercial	$140,839,012	$112,355,502
Condominiums	74,467,397	61,110,134
Apartments	5,773,893	11,416,257
Single family homes (1-4 Units)	650,000	650,000
Improved and unimproved land	46,727,645	64,611,738

	$268,457,947	$250,143,631

By Deed Order:
First mortgages	$259,284,438	$231,040,770
Second mortgages	9,173,509	19,102,861

	$268,457,947	$250,143,631

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of June 30, 2007 and December 31, 2006, the Partnership held Construction Loans totaling approximately $25,591,000 and $61,514,000, respectively, and had commitments to disburse an additional $1,974,000 and $2,789,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of June 30, 2007 and December 31, 2006, the Partnership held Rehabilitation Loans totaling approximately $46,499,000 and $35,809,000, respectively, and had commitments to disburse an additional $14,189,000 and $15,194,000, respectively, on Rehabilitation Loans.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

Scheduled maturities of loans secured by trust deeds as of June 30, 2007 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total

Year ending June 30:
2007 (past maturity)	$65,438,488	$1,600,000	$67,038,488
2008	147,032,489	—	147,032,489
2009	24,736,605	—	24,736,605
2010	6,934,506	—	6,934,506
2011	—	61,643	61,643
2012	—	—	—
Thereafter (through 2016)	726,540	21,927,676	22,654,216

	$244,868,628	$23,589,319	$268,457,947

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (4.94%, 4.97% and 5.09%, respectively, as of June 30, 2007), the prime rate (8.25% as of June 30, 2007) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (4.29% and 3.66%, respectively, as of June 30, 2007) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of June 30, 2007 and December 31, 2006:

	June 30, 2007 Balance	Portfolio Percentage	December 31, 2006 Balance	Portfolio Percentage

Arizona	$13,178,116	4.91%	$29,382,542	11.75%
California	164,575,359	61.30%	141,737,933	56.66%
Colorado	14,000,000	5.21%	14,000,000	5.60%
Florida	26,694,442	9.94%	—	—%
Hawaii	1,300,000	0.48%	1,300,000	0.52%
Idaho	3,362,804	1.25%	3,245,264	1.30%
Nevada	1,753,206	0.65%	19,534,922	7.81%
New York	9,420,000	3.51%	—	—%
Tennessee	9,567,303	3.56%	7,769,947	3.11%
Texas	2,635,000	0.98%	2,635,000	1.05%
Utah	5,088,893	1.90%	13,516,257	5.40%
Virginia	2,230,000	0.83%	2,230,000	0.89%
Washington	14,652,824	5.46%	14,791,766	5.91%

	$268,457,947	100.00%	$250,143,631	100.00%

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

As of June 30, 2007 and December 31, 2006, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 37% ($98,666,000) and 45% ($111,237,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

As of June 30, 2007 and December 31, 2006, approximately $255,506,000 (95.2%) and $237,118,000 (94.8%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

As of June 30, 2007 and December 31, 2006, the Partnership participated in loans with a total principal balance of approximately $26,694,000 and $18,670,000 with unrelated mortgage investment entities (the “Lead Lenders”) that originated the loans with the borrowers. The Partnership receives the monthly payments on these participated loans from the Lead Lenders. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lenders on these loans, the Partnership has priority of payment of its interest and principal prior to any other lenders participating in such loans. During the six months ended June 30, 2007, one of the Lead Lenders purchased at face value the Partnership’s participation interest in one participated loan with a total remaining principal balance of approximately $12,349,000.

During the three and six months ended June 30, 2007 and 2006, the Partnership refinanced loans totaling approximately $8,654,000 and $0, respectively, and $8,953,000 and $16,500,000, respectively, thereby extending the maturity dates of such loans.

As of June 30, 2007,  the Partnership had nineteen past maturity loans totaling approximately $67,038,000, of which eight loans totaling approximately $34,475,000 represent loans for which interest payments are delinquent greater than ninety days. Occasionally, the Partnership allows borrowers that are not delinquent in monthly payments to continue to make the payments on debt past maturity for periods of time without formally filing a notice of default.

As of June 30, 2007 and December 31, 2006, the Partnership had thirteen and eight impaired loans, respectively, that were delinquent in monthly payments greater than ninety days totaling approximately $43,105,000 and $18,835,000, respectively.  In addition, as of June 30, 2007 and December 31, 2006, the Partnership had eleven and eleven loans, respectively, that were past maturity (delinquent in principal) but current in monthly payments totaling approximately $32,563,000 and $55,682,000, respectively (combined total of delinquent loans of $75,668,000 and $74,517,000, respectively). Of these loans, approximately $20,926,000 and $0, respectively, were in the process of foreclosure and $1,600,000 and $8,176,000, respectively, involved borrowers who were in bankruptcy as of June 30, 2007 and December 31, 2006.

In July 2007 (subsequent to quarter end), the Partnership began foreclosure proceedings by filing notices of default on two delinquent loans with aggregate principal balances totaling approximately $10,500,000 as of June 30, 2007.  In August 2007, the Partnership foreclosed on a $3,268,000 first mortgage loan secured by a mixed-use retail building in the process of rehabilitation located in Sacramento, California and unimproved land located in Marysville, California and obtained the properties via the trustee’s sale.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $41,293,000 and $20,309,000 as of June 30, 2007 and 2006, respectively.  For the three and six months ended June 30, 2007 and 2006, interest income recognized on impaired loans totaled approximately $23,000 and $859,000, respectively and $1,423,000 and $1,611,000, respectively.  For the three and six months ended June 30, 2007 and 2006, interest income received on impaired loans totaled approximately $0 and $682,000, respectively, and $473,000 and $662,000, respectively. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

The Partnership’s allowance for loan losses was $4,670,000 and $4,225,000 as of June 30, 2007 and December 31, 2006, respectively.  Of the total impaired loans as of June 30, 2007, $16,358,000 had a specific allowance for loan losses totaling $2,530,000.  There was a non-specific allowance for credit losses of $2,140,000 and $4,225,000, respectively, for the loans as of June 30, 2007 and December 31, 2006, respectively.

Changes in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$4,401,000	$4,150,000	$4,225,000	$4,150,000
Provision	1,647,515	—	1,823,515	—
Recovery of bad debts	—	—	—	—
Charge-off	(1,378,515)	—	(1,378,515)	—
Balance, end of period	$4,670,000	$4,150,000	$4,670,000	$4,150,000

During the three months ended June 30, 2007, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Madera County, California in the amount of approximately $6,576,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as a result of the foreclosure (such as legal and foreclosure fees and delinquent property taxes) in the total amount of approximately $253,000 were capitalized to the basis in the property (total of approximately $6,829,000).  At the time of foreclosure, an appraisal was obtained that valued the property at $5,450,000, thus, resulting in a charge-off against the allowance for loan losses of approximately $1,379,000.

The General Partner believes that the allowance for estimated loan losses is appropriate as of June 30, 2007 and December 31, 2006. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

NOTE 3 - REAL ESTATE HELD FOR SALE

Real estate held for sale as of June 30, 2007 and December 31, 2006 consists of the following properties acquired through foreclosure from 1997 through 2006:

	2007	2006
Manufactured home subdivision development, Ione, California	$857,346	$869,450
Undeveloped land, Gresham, Oregon, net of valuation allowance of $0 in 2007 and $250,000 in 2006	1,524,048	1,374,048
Undeveloped land, San Jose, California	3,025,992	3,025,992
Industrial land and buildings, Santa Clara, California	4,258,407	4,258,407
Three condominium units, Lincoln City, Oregon, net of valuation allowance of $155,388 in 2006 (held within Oregon Leisure Homes, LLC)	—	415,338
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,804,725	2,811,468
	$12,470,518	$12,754,703

During the three months ended June 30, 2007, one lot located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $50,000, resulting in a gain to the Partnership of approximately $36,000.

In July 2007 (subsequent to quarter end), the Partnership sold the undeveloped land located in Gresham, Oregon for net sales proceeds of approximately $2,397,000 resulting in gain on sale of approximately $773,000.

Changes in the allowance for real estate losses for the three and six months ended June 30, 2007 and 2006 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$—	$660,000	$405,388	$660,000
Provision	—	—	—	—
Recovery of bad debts	—	—	(405,388)	—
Charge-off	—	—	—	—
Balance, end of period	$—	$660,000	$—	$660,000

The recovery of losses on real estate held for sale for the six months ended June 30, 2007 relates to the sales of condominium units in Oregon Leisure Homes, LLC (see below) and the reversal of the $250,000 allowance for the undeveloped land located in Gresham, Oregon due to the expected recovery of the original cost of the property in 2007 pursuant to a firm sale contract (sale closed in July 2007).  Of the total recovery amount, $56,164 was included in gain on sale of real estate (for a condominium unit sold in Oregon Leisure Homes, LLC) and $349,224 was recorded as recovery of estimated losses on real estate properties held for sale in the accompanying consolidated statements of income.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

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

During the three months ended June 30, 2007 and 2006, the Partnership advanced an additional $3,000 and $21,000, respectively, to OLH for continued operation and marketing of the condominium units and received repayment of advances of $438,000 and $5,000, respectively, from sales of condominium units and collections on notes receivable. During the three and six months ended June 30, 2007, OLH sold two and three condominium units for total net sales proceeds of approximately $436,000 and $656,000, respectively, resulting in gain on sale of approximately $66,000 and $141,000, respectively.  The net income to the Partnership from OLH was approximately $65,000 and $19,000 for the three months ended June 30, 2007 and 2006, respectively, and $232,000 and $48,000 for the six months ended June 30, 2007 and 2006, respectively.

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
Dation sold one lot and one lot with a manufactured house during the three months ended June 30, 2007 and 2006, respectively, resulting in gain on sale to the Partnership of approximately $10,000 and $18,000, respectively.  Dation repaid $10,000 of the loan to the Partnership during the three months ended June 30, 2007 and 2006, respectively.

The net income to the Partnership from Dation was approximately $39,000 and $84,000 for the three months ended June 30, 2007 and 2006, respectively, and $71,000 and $145,000 for the six months ended June 30, 2007 and 2006, respectively.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

NOTE 4 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of June 30, 2007 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, a commercial building located in Roseville, California, and undeveloped land located in Madera County, California and is comprised of the following as of June 30, 2007 and December 31, 2006:

	2007	2006
Land	$9,799,063	$4,349,063
Buildings	10,122,730	10,108,411
Improvements	4,181,282	4,134,381
Other	730,074	699,708
	24,833,149	19,291,563
Less: Accumulated depreciation and amortization	(2,671,193)	(2,345,871)
	$22,161,956	$16,945,692

During the three months ended June 30, 2007, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Madera County, California in the amount of approximately $6,576,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as a result of the foreclosure (such as legal and foreclosure fees and delinquent property taxes) in the total amount of approximately $253,000 were capitalized to the basis in the property (total of approximately $6,829,000).  At the time of foreclosure, an appraisal was obtained that valued the property at $5,450,000, thus, resulting in a charge-off against the allowance for loan losses of approximately $1,379,000.

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

The net loss to the Partnership from Bayview operations was $155,000 and $216,000 (including depreciation of approximately $32,000 and $80,000) for the three and six months ended June 30, 2006, respectively.  These amounts have been reported as net loss from discontinued operations in the accompanying consolidated statements of income as the Partnership believes it has no continuing involvement in the property’s operations.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $1,000 and $41,000 (including depreciation and amortization of $153,000 and $126,000) for the three months ended June 30, 2007 and 2006, respectively, and $80,000 and $173,000 (including depreciation and amortization of $294,000 and $248,000) for the six months ended June 30, 2007 and 2006, respectively. The minority interest of the joint venture partner of approximately $122,000 and $140,000 as of June 30, 2007 and December 31, 2006, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $14,326,000 and $14,550,000 as of June 30, 2007 and December 31, 2006, respectively.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Due to a decline in the performance of the Partnership during the quarter ended June 20, 2007 and in order to maintain yield paid to the limited partners at a level consistent with prior periods, OFG accepted a large reduction in its management fee in the second quarter to offset the loss experienced on a foreclosed loan and a decrease in interest income collected on mortgage loans during the period.  Management fees amounted to approximately $(266,000) and $2,755,000 for the three months ended June 30, 2007 and 2006 (reflecting reversal of prior quarter’s management fees during the quarter ended June 30, 2007), respectively, and $690,000 and $3,925,000, for the six months ended June 30, 2007 and 2006, respectively. Service fees amounted to approximately $183,000 and $170,000 for the three months ended June 30, 2007 and 2006, respectively, and $366,000 and $352,000 for the six months ended June 30, 2007 and 2006, respectively. The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2007 and 2006.

If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2007, the management fees would have been $2,010,000 (increase of $2,276,000) and $4,023,000 (increase of $3,333,000), respectively, which would have reduced net income allocated to limited partners by approximately 53% and 33%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.01 and $.02, respectively.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans.  For the years 2004, 2005 and 2006 and the six months ended

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

June 30, 2007 (annualized), the management fees were 2.00%, 2.27%, 2.04% and 0.47% of the average unpaid balance of mortgage loans, respectively.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $17,000 and $262,000 for the three months ended June 30, 2007 and 2006, respectively, and $195,000 and $298,000 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $8,000 and $39,000 for the three months ended June 30, 2007 and 2006, respectively, and $20,000 and $54,000 for the six months ended June 30, 2007 and 2006, respectively.

OFG originates substantially all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,159,000 and $1,802,000 on loans originated of approximately $38,465,000 and $25,852,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $3,103,000 and $3,800,000 on loans originated of approximately $124,271,000 and $109,040,000 for the six months ended June 30, 2007 and 2006, respectively. Of the $3,800,000 in loan origination fees earned by OFG during the six months ended June 30, 2006, $870,000, respectively, were back-end fees that will not be collected until either some future date or when the related loans are paid in full.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were approximately $12,000 and $12,000 during the three months ended June 30, 2007 and 2006, respectively, and approximately $24,000 and $24,000 during the six months ended June 30, 2007 and 2006, respectively.

NOTE 6 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 4), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended June 30, 2007 and 2006 was approximately $135,000 and $135,000, respectively, and approximately $268,000 and $268,000 for the six months ended June 30, 2007 and 2006, respectively. The note contains certain covenants, which the Company has complied with as of June 30, 2007.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        June 30, 2007

NOTE 7 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. In February 2007, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $60,000,000 (from $40,000,000) through the previous expiration date of July 31, 2007. In July 2007 (subsequent to quarter end), the line of credit agreement was extended to July 31, 2009. The balance outstanding on the line of credit was $7,384,000 as of June 30, 2007. There was no balance on the line of credit as of December 31, 2006. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 8.25% as of June 30, 2007 and 2006. Interest expense was approximately $540,000 and $341,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $869,000 and $836,000 for the six months ended June 30, 2007 and 2006, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks, which has been reflected as restricted cash in the accompanying balance sheets.  The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of June 30, 2007.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of June 30, 2007, there were $16,163,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans, line of credit draws or capital contributions from limited partners.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

PART I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q and in the most recent Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2007 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions (including a downturn in the real estate markets where the Partnership has made loans), adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Related Parties

The General Partner of the Partnership is Owens Financial Group, Inc. (“OFG” or the “General Partner”).  All Partnership business is conducted through the General Partner, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership.  The fees received by the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner, subject to the limitations imposed by the Partnership Agreement. In the past, the General Partner has elected not to take the maximum compensation in order to maintain return to the limited partners at historical levels.  The following is a list of various Partnership activities for which related parties are compensated.

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $(266,000) and $2,755,000 for the three months ended June 30, 2007 and 2006, respectively (reflecting reversal of prior quarter’s management fees during the quarter ended June 30, 2007).

•
Servicing Fees– All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $183,000 and $170,000 for the three months ended June 30, 2007 and 2006, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $1,159,000 and $1,802,000 on loans originated of approximately $38,465,000 and $25,852,000 for the three months ended June 30, 2007 and 2006, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $17,000 and $262,000 for the three months ended June 30, 2007 and 2006, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $8,000 and $39,000 for the three months ended June 30, 2007 and 2006, respectively.

•
Partnership Expenses– The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $12,000 and $12,000 during the three months ended June 30, 2007 and 2006, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of June 30, 2007, the General Partner has made cash capital contributions of $1,445,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. The carried interest expense charged to the Partnership was $0 and $1,000 for the three months ended June 30, 2007 and 2006, respectively.

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

The national unemployment rate remained stable at 4.5% between December 2006 and June 2007. The California unemployment rate increased from 4.8% in December 2006 to 5.2% in June 2007. The growth of the Gross Domestic Product (GDP) slowed from an annualized 2.9% for 2006 to 0.6% in the first quarter of 2007 and then increased to 3.4% in the second quarter of 2007. The federal funds rate has remained at 5.25% since July 2006, after seventeen consecutive rate increases by the Federal Reserve since June 2004 as a result of inflationary concerns. Short term interest rates responded quickly to the increases in the federal funds rate over the past three years. However, longer term interest rates have been slower to react. These rate increases have not had a substantial impact on the rates that the Partnership has charged on its loans. In fact, the weighted average interest rate on Partnership loans decreased from 10.72% as of June 30, 2006 to 10.64% as of June 30, 2007. Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

Partnership lending volume increased and loan payoffs and sales decreased during the first six months of 2007, which resulted in decreased available cash and an increase in amounts drawn on the Partnership’s line of credit to temporarily fund investments in new loans.  In the past few years, there was a shortage of suitable loans for the Partnership to invest in resulting in increased cash, which resulted in the Partnership being closed to most new limited partner investments between September 2001 and June 2007.  In June 2007, the Partnership began to accept new contributions from existing investors on a limited basis.  See “Liquidity and Capital Resources” below.

For Partnership loans outstanding as of June 30, 2007, the Partnership had an average loan-to-value ratio of approximately 53%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made.  This low loan-to-value ratio will assist the Partnership in weathering additional loan delinquencies and foreclosures should they occur. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of June 30, 2007, 36.8% of loans were secured by real estate in Northern California, while 24.6%, 9.9%, 5.5% and 5.2% were secured by real estate in Southern California, Florida, Washington and Colorado, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

The Partnership has experienced increased loan delinquencies and foreclosures over the past six months.  The General Partner believes that the increase is partially the result of the slowing housing market in California as five of the thirteen delinquent loans as of June 30, 2007 are either residential land or condominium projects in California.  Although the General Partner believes that problems in the sub-prime residential mortgage industry will not directly impact the Partnership and its loan portfolio, it appears that there has been an indirect impact as market values on certain California residential real estate have decreased or stabilized.  With the exception of the residential land located in Madera County, California obtained through a foreclosure sale in June 2007 and two loans secured by improved residential lots and a golf course located in Auburn, California (for which the Partnership has provided for a specific loan loss allowance of $2,530,000), the General Partner does not believe that any of the Partnership’s delinquent loans will result in loss to the Partnership. If economic conditions for real estate worsen in 2007 or if the sub-prime mortgage problem were to spread into the broader credit market, the Partnership could experience an increase in loan defaults, which may reduce the liquidity of the Partnership.

Summary of Financial Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total revenues	$7,333,650	$9,147,425	$15,342,994	$17,430,503
Total expenses	3,022,702	4,149,283	5,196,379	6,880,691

Net income from continuing operations	$4,310,948	$4,998,142	$10,146,615	$10,549,812

Net loss from discontinued operations	—	(154,761)	—	(216,365)

Net income	$4,310,948	$4,843,381	$10,146,615	$10,333,447

Net income allocated to limited partners	$4,268,137	$4,795,411	$10,045,973	$10,231,112

Net income allocated to limited partners per weighted average limited partnership unit	$.02	$.02	$.04	$.04

Annualized rate of return to limited partners (1)	6.0%	6.7%	7.0%	7.1%

Distribution per partnership unit (yield) (2)	7.7%	7.5%	7.7%	7.5%

Weighted average limited partnership units	285,736,000	286,575,000	285,799,000	286,568,000

(1)
The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of June 30, 2007 and 2006 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Total Revenues

Interest income on loans secured by trust deeds decreased $1,871,000 (23.1%) and $2,222,000 (14.5%) during the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to an increase in the number and amount of loans greater than ninety days delinquent in payments as of June 30, 2007 and due to the write-off of approximately $181,000 of accrued interest on a loan that was foreclosed on by the Partnership in June 2007.  See “Financial Condition – Loan Portfolio” below.  In addition, as of June 30, 2006 approximately $630,000 of past due interest related to two loans was accrued because it was collected at the time the loans paid off in July 2006.

Gain on sales of real estate increased $58,000 (106.4%) and $111,000 (143.9%) during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due primarily to the sale of the final three condominium units in Oregon Leisure Homes, LLC resulting in total gains of approximately $141,000 and the sales of one lot each in the manufactured  home parks located in Ione, California and within Dation, LLC resulting in gains of approximately $36,000 and $10,000, respectively, during 2007.  During the six months ended June 30, 2006, one lot in the manufactured home park located in Ione, California was sold for gain of approximately $36,000 and two lots (one including a house) in the manufactured home park in Dation were sold, resulting in a gain of approximately $41,000 to the Partnership. See “Real Estate Properties Held for Sale and Investment” below.

Other income increased $29,000 (32.2%) and $93,000 (53.6%) during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due primarily to an increase in interest earned on money market investments. The Partnership had a slight increase in the amount of cash and equivalents available during the six months ended June 30, 2007 (as compared to 2006) and there was an increase in the weighted average yield of the Partnership’s money market investments in 2007.  In addition, the Partnership collected $20,000 in non-refundable extension fees related to its sale of the undeveloped land located in Gresham, Oregon during the quarter ended June 30, 2007. See “Real Estate Properties Held for Sale and Investment” below.

Total Expenses

Management fees to the General Partner decreased $3,021,000 (109.7%) and $3,235,000 (82.4%) during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due primarily to the loss experienced upon the foreclosure of a Partnership loan in June 2007 and due to an increase in delinquent loans during the three and six month periods.  The General Partner chose to decrease its management fee rather than decrease the yield paid to the limited partners in 2007.  There can be no assurance that the General Partner will continue to do this in the future.

If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2007, the management fees would have been $2,010,000 (increase of $2,276,000) and $4,023,000 (increase of $3,333,000), respectively, which would have reduced net income allocated to limited partners by approximately 53% and 33%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.01 and $.02, respectively.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans.  For the years 2004, 2005 and 2006 and the six months ended June 30, 2007 (annualized), the management fees were 2.00%, 2.27%, 2.04% and 0.47% of the average unpaid balance of mortgage loans, respectively.

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

Legal and accounting expenses increased $14,000 (24.3%) and $56,000 (38.0%) during the three and six months ended June 30, 2007, as compared to the same periods in 2006, primarily due to the higher cost of legal and accounting services required as part of the filing of the Partnership’s Form 10-K and Post-Effective Amendment to Form S-11.

Interest expense increased $199,000 (41.8%) during the three months ended June 30, 2007, as compared to the same periods in 2006, due to increased usage of the line of credit to invest in loans secured by trust deeds in 2007.

The increase in the provision for loan losses of $1,648,000 and $1,824,000 during the three and six months ended June 30, 2007 was the result of an analysis performed on the loan portfolio. In June 2007, the Partnership foreclosed on a $6,576,000 first mortgage loan and obtained the unimproved residential land located in Madera County, California in the trustee’s sale.  Based on an appraisal obtained at the time of foreclosure, it was determined that the property’s value was less than the book value of the loan resulting in a charge-off against the loan loss allowance of approximately $1,379,000.  The net increase in the loan loss allowance of $445,000 (net of the charge-off discussed above) was primarily due to an increase in the number and amount of loans delinquent in payments greater than ninety days and a specific allowance of approximately $2,530,000 placed on two delinquent loans with an aggregate principal balance of approximately $16,358,000 as of June 30, 2007.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties decreased $41,000 (16.7%) and $77,000 (13.9%) during the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due primarily to decreased rental revenue as a result of increased vacancies at the Partnership’s investment properties and the commercial retail center located in Greeley, Colorado in 720 University, LLC. There were also increased expenses incurred in Dation, LLC and 720 University, LLC during the six months ended June 30, 2007. Approximately $220,000 of Dation’s net income during the six months ended June 30, 2007 was generated from a FEMA hurricane relief contract (rental of vacant lots in the manufactured home park) that will expire in March 2008.  Thus, unless Dation is able to secure new tenants on these lots or if the FEMA contract is not extended, this revenue stream will not continue past March 2008.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three and six months ended June 30, 2006 is related to the Bayview Gardens, LLC assisted living facility located in Monterey, California, which was sold in June 2006.

Financial Condition

June 30, 2007 and December 31, 2006

Loan Portfolio

The number of Partnership mortgage investments decreased from 72 to 69, and the average loan balance increased from $3,474,000 to $3,891,000 between December 31, 2006 and June 30, 2007.

Approximately $43,105,000 (16.1%) and $18,835,000 (7.5%) of the loans invested in by the Partnership were considered impaired and more than ninety days delinquent in monthly payments as of June 30, 2007 and December 31, 2006, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $32,563,000 (12.1%) and $55,682,000 (22.3%) as of June 30, 2007 and December 31, 2006, respectively (combined total of $75,668,000 and $74,517,000, respectively). Of the impaired loans, approximately $20,926,000 (7.8%) and $0 (0%), respectively, were in the process of foreclosure, and approximately $1,600,000 (0.6%) and $8,176,000 (3.3%), respectively, involved loans to borrowers who were in bankruptcy.

Loans involving borrowers in bankruptcy as of December 31, 2006 consisted of two loans with an aggregate principal balance of $8,176,000.  One of the loans is still in bankruptcy as of June 30, 2007 and the other loan with a principal balance of $6,576,000 was foreclosed on by the Partnership and the property obtained via the trustee’s sale in June 2007.

As of June 30, 2007 and December 31, 2006, the Partnership held the following types of mortgages:

	2007	2006
By Property Type:
Commercial	$140,839,012	$112,355,502
Condominiums	74,467,397	61,110,134
Apartments	5,773,893	11,416,257
Single family homes (1-4 units)	650,000	650,000
Improved and unimproved land	46,727,645	64,611,738

	$268,457,947	$250,143,631

By Deed Order:
First mortgages	$259,284,438	$231,040,770
Second mortgages	9,173,509	19,102,861

	$268,457,947	$250,143,631

Changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of period	$4,401,000	$4,150,000
Provision	1,823,515	—
Recovery of bad debts	—	—
Charge-off	(1,378,515)	—
Balance, end of period	$4,670,000	$4,150,000

During the three months ended June 30, 2007, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Madera County, California in the amount of approximately $6,576,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as a result of the foreclosure (such as legal and foreclosure fees and delinquent property taxes) in the total amount of approximately $253,000 were capitalized to the basis in the property (total of approximately $6,829,000).  At the time of foreclosure, an appraisal was obtained that valued the property at $5,450,000, thus, resulting in a charge-off against the allowance for loan losses of approximately $1,379,000.

In July 2007 (subsequent to quarter end), the Partnership began foreclosure proceedings by filing notices of default on two delinquent loans with aggregate principal balances totaling approximately $10,500,000 as of June 30, 2007.  In August 2007, the Partnership foreclosed on a $3,268,000 first mortgage loan secured by a mixed-use retail building in the process of rehabilitation located in Sacramento, California and unimproved land located in Marysville, California and obtained the properties via the trustee’s sale.

Real Estate Properties Held for Sale and Investment

As of June 30, 2007, the Partnership held title to nine properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of approximately $34,632,000 (including properties held in two limited liability companies), net of accumulated depreciation and amortization of $2,671,000. As of June 30, 2007, properties held for sale total $12,470,000 and properties held for investment total $22,162,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. Three of the Partnership’s nine properties do not currently generate revenue.

During the quarter ended June 30, 2007, one lot located in the manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $50,000, resulting in a gain to the Partnership of approximately $36,000.

During the quarter ended June 30, 2007, OLH sold its two remaining condominium units for total net sales proceeds of approximately $436,000, resulting in gain on sale of approximately $66,000.

During the quarter ended June 30, 2007, Dation sold one lot, resulting in gain on sale to the Partnership (consolidated) of approximately $10,000.

In July 2007 (subsequent to quarter end), the Partnership sold the undeveloped land located in Gresham, Oregon for net sales proceeds of approximately $2,397,000 resulting in gain on sale of approximately $773,000.

Changes in the allowance for real estate losses for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of period	$405,388	$660,000
Provision	—	—
Recovery of losses	(405,388)	—
Balance, end of period	$—	$660,000

The recovery of losses on real estate held for sale in 2007 relates to the sales of condominium units in OLH and the reversal of the $250,000 allowance for the undeveloped land located in Gresham, Oregon due to the expected recovery of the original cost of the property in the second quarter of 2007 pursuant to a firm sale contract (sale closed in July 2007).  Of the total recovery amount, $56,164 was included in gain on sale of real estate (for a condominium unit sold in Oregon Leisure Homes, LLC) and $349,224 was recorded as recovery of estimated losses on real estate properties held for sale in the accompanying consolidated statements of income.

Cash and Cash Equivalents

Cash and cash equivalents decreased from approximately $23,284,000 as of December 31, 2006 to approximately $7,251,000 as of June 30, 2007 (decrease of $16,033,000 or 68.9%) due primarily to loan originations in excess of loan payoffs and loan sales during the six month period.

Due to/from General Partner

Due to General Partner decreased from approximately $231,000 as of December 31, 2006 to a receivable balance (Due from General Partner) of approximately $280,000 as of June 30, 2007 due to the fact that the General Partner owed the Partnership $280,000 as repayment of prior management fees paid to the General Partner in 2007, pursuant to the Partnership Agreement (see “Results of Operations” above).

Line of Credit Payable

Line of credit payable increased from no balance outstanding as of December 31, 2006 to $7,384,000 as of June 30, 2007 due to loan originations in excess of loan payoffs and loan sales during the six months ended June 30, 2007. There was an additional $52,616,000 available to be advanced from the line of credit as of June 30, 2007.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2007, management believes that the allowance for loan losses of $4,670,000 is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of June 30, 2007, thirteen loans totaling $43,105,000 were delinquent in monthly payments greater than ninety days. This included eight matured loans totaling $34,475,000. In addition, eleven loans totaling $32,563,000 were also past maturity but current in monthly payments as of June 30, 2007 (combined total of $75,668,000 in loans that are past maturity and/or delinquent in payments greater than ninety days).  The Partnership recorded a charge-off against the allowance for loan losses of approximately $1,379,000 for a foreclosed loan during the quarter ended June 30, 2007 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $1,824,000 for estimated future losses, which resulted in a net increase to the allowance of approximately $445,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral of impaired loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of June 30, 2007, the Partnership held six Construction Loans totaling approximately $25,591,000 and had commitments to disburse an additional $1,974,000 on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of June 30,

2007, the Partnership held thirteen Rehabilitation Loans totaling approximately $46,499,000 and had commitments to disburse an additional $14,189,000 on Rehabilitation Loans.

Liquidity and Capital Resources

During the six months ended June 30, 2007, cash flows provided by operating activities approximated $11,037,000. Investing activities used approximately $24,198,000 of net cash during the six month period, as approximately $106,871,000 was used for investing in loans, net of $81,981,000 received from the payoff or sale of loans. Approximately $2,871,000 was used in financing activities, as approximately $11,869,000 of cash was distributed to limited partners in the form of income distributions and capital withdrawals, net of proceeds from the sale of Partnership units of approximately $1,614,000 and advances on the line of credit of approximately $7,384,000.

Sales of Units to limited partners, reinvestment of limited partner distributions, portfolio loan payoffs, and to a lesser degree advances on the Partnership’s line of credit provide the capital for new mortgage investments. If general market interest rates were to rise substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In addition, a significant decrease in the dollar amount of loan payoffs or a significant increase in loan delinquencies would also reduce the liquidity of the Partnership.  In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments. Partnership capital increased by approximately $108,000 during the six months ended June 30, 2007. With the exception of the reinvestment of distributions, the Partnership had been closed to most new limited partner investments since September 2001, because there were not enough suitable mortgage investments to allow the Partnership to remain fully invested in loans for a sustained period of time. However, beginning in June 2007, the Partnership reopened to new contributions from existing investors only on a limited basis.  The Partnership received new limited partner contributions of $1,614,000 for the six months ended June 30, 2007 as compared to $121,000 for the six months ended June 30, 2006.  Reinvested distributions from limited partners electing to reinvest were $7,753,000 and $7,508,000 for the six months ended June 30, 2007 and 2006, respectively.

The Partnership to a lesser degree relies upon its line of credit to fund loans.  The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit as of June 30, 2007 was $60,000,000. There was $7,384,000 outstanding on the line of credit as of June 30, 2007. The Partnership also has a note payable with an unrelated bank through its investment in 720 University, LLC with a balance of $10,500,000 as of June 30, 2007. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the General Partner would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the Partnership.

As of June 30, 2007, the Partnership has commitments to advance additional funds to borrowers of Construction and Rehabilitation Loans in the total amount of approximately $16,163,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2008. The source of funds to fulfill these commitments will be payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

Limited partner withdrawal percentages have been 3.32%, 4.42%, 4.47%, 4.29% 4.70% and 5.88% (annualized) for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and the six months ended June 30, 2007, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

PART I - Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the Partnership’s interest earning assets and interest bearing liabilities as of June 30, 2007. The presentation for each category aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and aggregates the information for all maturities arising after 2012. The carrying values of the assets and liabilities approximate their fair values as of June 30, 2007.

Interest Earning Assets and Interest Bearing Liabilities
Aggregated by Maturity Date
Twelve Months Ended June 30,

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$6,970,955	—	—	—	—	—	$6,970,955
Average interest rate	4.9%	—	—	—	—	—	4.9%
Loans secured by trust deeds	$214,070,977	$24,736,604	$6,934,506	$61,644	—	$22,654,216	$268,457,947
Average interest rate	10.7%	10.4%	11.5%	11.0%	—	9.7%	10.6%

Interest bearing liabilities:
Note payable to bank	—	—	$37,519	$154,911	$162,950	$10,144,620	$10,500,000
Average interest rate	—	—	—	5.1%	5.1%	5.1%	5.1%
Line of credit payable	$7,384,000	—	—	—	—	—	$7,384,000
Average interest rate	8.3%	—	—	—	—	—	8.3%

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates.  The majority of the Partnership’s mortgage loans (91.2% as of June 30, 2007) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. This risk is mitigated to the extent that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance loans with the Partnership at a time when the Partnership is unable to reinvest in loans of comparable value.

The Partnership’s note payable bears interest at a fixed rate of 5.07%. The Partnership’s line of credit payable ($7,384,000 at June 30, 2007) bears interest at a variable rate, tied to the bank’s prime rate. As a result, the
Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note and line of credit payable.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of June 30, 2007, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective for the purposes set forth in Rule 13a-15.

There have been no significant changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 6. Exhibits

(a)Exhibits
10.1Modification to Credit Agreement dated July 20, 2007
31.1Section 302 Certification of William C. Owens
31.2Section 302 Certification of Bryan H. Draper
32Certifications Pursuant to U.S.C. 18 Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: August 14, 2007	By:	/s/ William C. Owens
William C. Owens, President

Dated: August 14, 2007	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: August 14, 2007	By:	/s/ Melina A. Platt
Melina A. Platt, Controller