Form 10-Q
period 2007-09-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2007-11-14
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
Yes [   ] No [X]

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

September 30, 2007 (UNAUDITED) and December 31, 2006

	September 30 2007	December 31 2006
ASSETS
Cash and cash equivalents	$14,484,292	$23,283,770
Restricted cash	1,000,000	1,000,000
Loans secured by trust deeds, net of allowance for losses of $4,591,000 in 2007 and $4,225,000 in 2006	241,045,521	245,918,631
Interest and other receivables	4,294,058	3,988,644
Real estate held for sale, net of allowance for losses of $0 in 2007 and $405,388 in 2006	31,524,395	12,754,703
Real estate held for investment, net of accumulated depreciation and amortization of $2,830,175 in 2007 and $2,345,871 in 2006	22,107,612	16,945,692
	$314,455,878	$303,891,440

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$596,680	$573,908
Due to general partner	9,257	231,439
Accounts payable and accrued liabilities	938,852	726,525
Deferred gain on sale of real estate	908,397	914,905
Note payable	10,500,000	10,500,000
Total Liabilities	12,953,186	12,946,777

Minority interest	114,831	140,385

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,961,375	2,866,930
Limited partners	298,426,486	287,937,348
Total Partners’ Capital	301,387,861	290,804,278
	$314,455,878	$303,891,440

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2007 and 2006
(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REVENUES:
Interest income on loans secured by trust deeds	$6,350,225	$6,615,539	$19,502,138	$21,989,726
Gain on sale of real estate	803,541	301,889	991,249	378,848
Rental and other income from real estate properties	1,071,203	862,772	2,809,069	2,669,298
Other income	111,615	121,563	377,123	294,395
Total revenues	8,336,584	7,901,763	23,679,579	25,332,267

EXPENSES:
Management fees to general partner	165,983	1,243,482	856,063	5,168,298
Servicing fees to general partner	163,441	165,621	529,139	517,889
Carried interest to general partner	46,452	2,068	46,452	6,484
Administrative	12,000	12,000	36,000	36,000
Legal and accounting	139,242	50,025	341,605	196,658
Rental and other expenses on real estate properties	836,014	592,901	2,105,771	1,847,146
Interest expense	156,961	194,561	1,294,460	1,325,022
Minority interest	3,896	9,039	8,718	17,901
Provision for (reversal of) loan losses	(79,000)	75,000	1,744,515	75,000
Recovery of losses on real estate held for sale	—	(43,059)	(349,224)	(43,059)
Other	19,659	5,768	47,532	40,758
Total expenses	1,464,648	2,307,406	6,661,028	9,188,097

Net income from continuing operations	$6,871,936	$5,594,357	$17,018,551	$16,144,170

Net loss from discontinued operations	—	(22,542)	—	(238,908)

Net income	$6,871,936	$5,571,815	$17,018,551	$15,905,262

Net income allocated to general partner	$67,523	$55,187	$168,165	$157,522

Net income allocated to limited partners	$6,804,413	$5,516,628	$16,850,386	$15,747,740

Net income allocated to limited partners per weighted average limited partnership unit	$.02	$.02	$.06	$.05

Weighted average limited partnership units	296,528,000	286,936,000	290,624,000	286,691,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006
(UNAUDITED)
	September 30	September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,018,551	$15,905,262
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate properties	(991,249)	(378,848)
Gain on sale of discontinued operation	—	(4,048)
Provision for loan losses	1,744,515	75,000
Recovery of losses on real estate held for sale	(349,224)	(43,059)
Depreciation and amortization	513,289	525,371
Changes in operating assets and liabilities:
Interest and other receivables	(1,225,660)	(820,860)
Accounts payable and accrued liabilities	212,327	(181,991)
Due to general partner	(222,182)	730,841
Interest payable to general partner	—	27,223
Net cash provided by operating activities	16,700,367	15,834,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(126,668,426)	(126,851,049)
Principal collected on loans	92,625,277	127,098,573
Sales of loans to third parties	12,348,525	23,000,000
Investment in real estate properties	(524,357)	(862,310)
Net proceeds from disposition of real estate properties	3,156,886	1,705,571
Minority interest in limited liability companies	(25,554)	(10,099)
Net cash (used in) provided by investing activities	(19,087,649)	24,080,686

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	10,889,750	133,968
Net repayments on line of credit	—	(16,300,000)
Partners’ cash distributions	(5,163,895)	(4,971,407)
Partners’ capital withdrawals	(12,138,051)	(9,665,171)
Net cash used in financing activities	(6,412,196)	(30,802,610)

Net (decrease) increase in cash and cash equivalents	(8,799,478)	9,112,967

Cash and cash equivalents at beginning of period	23,283,770	6,139,028

Cash and cash equivalents at end of period	$14,484,292	$15,251,995

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,307,563	$1,273,948

See notes 2, 3 and 4 for supplemental disclosure of noncash operating and investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2007.

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

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of September 30, 2007 and December 31, 2006 are as follows:

	2007	2006
By Property Type:
Commercial	$137,345,590	$112,355,502
Condominiums	76,852,871	61,110,134
Apartments	5,273,893	11,416,257
Single family homes (1-4 Units)	1,021,649	650,000
Improved and unimproved land	25,142,518	64,611,738

	$245,636,521	$250,143,631

By Deed Order:
First mortgages	$233,918,755	$231,040,770
Second mortgages	11,717,766	19,102,861

	$245,636,521	$250,143,631

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of September 30, 2007 and December 31, 2006, the Partnership held Construction Loans totaling approximately $12,419,000 and $61,514,000, respectively, and had commitments to disburse an additional $6,356,000 and $2,789,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of September 30, 2007 and December 31, 2006, the Partnership held Rehabilitation Loans totaling approximately $41,964,000 and $35,809,000, respectively, and had commitments to disburse an additional $12,285,000 and $15,194,000, respectively, on Rehabilitation Loans.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

Scheduled maturities of loans secured by trust deeds as of September 30, 2007 and the interest rate sensitivity of such loans are as follows:

	Fixed Interest Rate	Variable Interest Rate	Total

Year ending September 30:
2007 (past maturity)	$53,098,464	$1,600,000	$54,698,464
2008	139,423,342	—	139,423,342
2009	22,630,093	—	22,630,093
2010	6,083,182	57,641	6,140,823
2011	—	—	—
2012	—	—	—
Thereafter (through 2016)	814,587	21,929,212	22,743,799

	$222,049,668	$23,586,853	$245,636,521

Variable rate loans use as indices the one-year, five-year and ten-year Treasury Constant Maturity Index (4.05%, 4.23% and 4.59%, respectively, as of September 30, 2007), the prime rate (7.75% as of September 30, 2007) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (4.36% and 3.66%, respectively, as of September 30, 2007) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2007 and December 31, 2006:

	September 30, 2007 Balance	Portfolio Percentage	December 31, 2006 Balance	Portfolio Percentage

Arizona	$12,537,138	5.10%	$29,382,542	11.75%
California	144,023,906	58.63%	141,737,933	56.66%
Colorado	14,000,000	5.70%	14,000,000	5.60%
Florida	23,482,581	9.56%	—	—%
Hawaii	1,300,000	0.53%	1,300,000	0.52%
Idaho	3,488,667	1.42%	3,245,264	1.30%
Nevada	1,653,209	0.67%	19,534,922	7.81%
New York	9,420,000	3.84%	—	—%
Oregon	88,047	0.04%	—	—%
Pennsylvania	1,650,071	0.67%	—	—%
Tennessee	9,716,101	3.96%	7,769,947	3.11%
Texas	2,635,000	1.07%	2,635,000	1.05%
Utah	4,588,893	1.87%	13,516,257	5.40%
Virginia	2,230,000	0.91%	2,230,000	0.89%
Washington	14,822,908	6.03%	14,791,766	5.91%

	$245,636,521	100.00%	$250,143,631	100.00%

As of September 30, 2007 and December 31, 2006, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 33% ($80,221,000) and 45% ($111,237,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

As of September 30, 2007 and December 31, 2006, approximately $232,632,000 (94.7%) and $237,118,000 (94.8%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

During the three and nine months ended September 30, 2007 and 2006, the Partnership refinanced loans totaling approximately $0 and $0, respectively, and $8,953,000 and $16,500,000, respectively, thereby extending the maturity dates of such loans.

As of September 30, 2007 and December 31, 2006, the Partnership had eighteen and thirteen past maturity loans totaling approximately $54,698,000 and $58,582,000, respectively. Occasionally, when collectibility is reasonably assured, the Partnership allows borrowers that are not delinquent in monthly payments to continue to make the payments on debt past maturity for periods of time without formally filing a notice of default.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

As of September 30, 2007 and December 31, 2006, the Partnership had ten and eight impaired loans, respectively, that were delinquent in monthly payments greater than ninety days totaling approximately $24,115,000 and $18,835,000, respectively.  This included five and two matured loans totaling $15,485,000 and $2,900,000, respectively. In addition, thirteen and eleven loans totaling approximately $39,213,000 and $55,682,000, respectively, were past maturity but current in monthly payments as of September 30, 2007 and December 31, 2006, respectively (combined total of delinquent loans of $63,328,000 and $74,517,000, respectively). Of the impaired loans, approximately $11,800,000 and $0, respectively, were in the process of foreclosure and $1,600,000 and $8,176,000, respectively, involved borrowers who were in bankruptcy as of September 30, 2007 and December 31, 2006.  The Partnership foreclosed on three and four loans during the three and nine months ended September 30, 2007, respectively, with aggregate principal balances totaling $19,626,000 and $26,202,000, respectively, and obtained the properties via the trustee’s sales.

In August 2007, the Partnership foreclosed on a $3,268,000 first mortgage loan secured by a mixed-use retail building in the process of rehabilitation located in Sacramento, California and unimproved land located in Marysville, California and obtained the properties via the trustee’s sale.

In August and September 2007, the Partnership foreclosed on two first mortgage loans in the total amount of approximately $16,358,000 secured by 75 improved, residential lots and a golf course located in Auburn, California and obtained the properties via the trustee’s sales.

In June 2007, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Madera County, California in the amount of approximately $6,576,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as a result of the foreclosure (such as legal and foreclosure fees and delinquent property taxes) in the total amount of approximately $253,000 were capitalized to the basis in the property (total of approximately $6,829,000).  At the time of foreclosure, an appraisal was obtained that valued the property at $5,450,000, thus, resulting in a charge-off against the allowance for loan losses of approximately $1,379,000.

Of the total past maturity loans as of September 30, 2007, two loans with a total principal balance of approximately $2,635,000 had the maturity dates extended subsequent to September 30, 2007. In October 2007 (subsequent to quarter end), the Partnership began foreclosure proceedings by filing a notice of default on an impaired loan with a principal balance of approximately $5,817,000 as of September 30, 2007.

During the first quarter of 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan secured by a condominium complex (in the process of conversion and renovation) located in Miami, Florida and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan and shall first receive their share of interest in the loan prior to any other co-lender and next shall receive their share of principal in the loan prior to any other co-lender in the loan (after any protective advances made are reimbursed to the co-lenders on a pro-rata basis).  The servicer of the loan is one of the co-lenders (the “Lead Lender”) and the Partnership receives the payments on the loan from the Lead Lender. As of September 30, 2007, the borrower is in default of the loan documents even though the payments on the loan are not delinquent greater than ninety days, and management of the project has been assumed by the Lead Lender. As of September 30, 2007, the Partnership had funded $219,000 of protective advances to complete renovations to the property and funded an additional $293,000 subsequent to quarter end. As of September 30, 2007, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.  Due to the underlying collateral value and the Partnership’s and General Partner’s senior position over the other co-lenders in the loan, management of the General Partner does not believe that the Partnership will incur a loss related to this loan.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

During the first quarter of 2007, the President of the General Partner, funded a $600,000 second deed of trust secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,400,000 at an interest rate of 11% per annum .  The interest rate on the President’s loan is 12% per annum.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $35,567,000 and $20,595,000 as of September 30, 2007 and 2006, respectively.  For the three and nine months ended September 30, 2007 and 2006, interest income recognized on impaired loans totaled approximately $425,000 and $1,395,000, respectively and $233,000 and $2,300,000, respectively.  For the three and nine months ended September 30, 2007 and 2006, interest income received on impaired loans totaled approximately $345,000 and $1,117,000, respectively, and $1,002,000 and $1,884,000, respectively. The Partnership has discontinued the accrual of interest on all loans that are delinquent in monthly payments greater than ninety days. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

The Partnership’s allowance for loan losses was $4,591,000 and $4,225,000 as of September 30, 2007 and December 31, 2006, respectively, of which the entire balance was a non-specific allowance.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$4,670,000	$4,150,000	$4,225,000	$4,150,000
Provision (reversal)	(79,000)	75,000	1,744,515	75,000
Recovery of bad debts	—	—	—	—
Charge-off	—	—	(1,378,515)	—
Balance, end of period	$4,591,000	$4,225,000	$4,591,000	$4,225,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of September 30, 2007 and December 31, 2006. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

NOTE 3 - REAL ESTATE HELD FOR SALE

Real estate held for sale as of September 30, 2007 and December 31, 2006 consists of the following properties acquired through foreclosure from 1997 through 2007:

	2007	2006
Manufactured home subdivision development, Ione, California (15 and 17 lots, respectively)	$843,642	$869,450
Undeveloped industrial land, Gresham, Oregon, net of valuation allowance of $250,000 in 2006	—	1,374,048
Undeveloped industrial land, San Jose, California	3,025,992	3,025,992
Industrial land and buildings, Santa Clara, California	4,258,407	4,258,407
Three condominium units, Lincoln City, Oregon, net of valuation allowance of $155,388 in 2006 (held within Oregon Leisure Homes, LLC)	—	415,338
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,847,974	2,811,468
Mixed-use retail building, Sacramento, California	2,850,000	—
Unimproved residential land, Marysville, California	594,610	—
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	3,340,000	—
75 improved residential lots, Auburn, California	13,763,770	—
	$31,524,395	$12,754,703

The acquisition of certain real estate properties through foreclosure (including properties held for investment – see Note 4) resulted in non-cash increases in real estate and non-cash decreases in loans secured by trust deeds and interest and other receivables of approximately $25,743,000 for the nine months ended September 30, 2007.  There were no foreclosures during the nine months ended September 30, 2006.

During the three months ended September 30, 2007, one lot located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $40,000, resulting in a gain to the Partnership of approximately $24,000.

During the three months ended September 30, 2007, the Partnership sold the undeveloped land located in Gresham, Oregon for net sales proceeds of approximately $2,397,000 resulting in gain on sale of approximately $773,000.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

Changes in the allowance for real estate losses for the three and nine months ended September 30, 2007 and 2006 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$—	$660,000	$405,388	$660,000
Provision	—	—	—	—
Recovery of losses	—	(254,612)	(405,388)	(254,612)
Charge-off	—	—	—	—
Balance, end of period	$—	$405,388	$—	$405,388

The recovery of losses on real estate held for sale for the nine months ended September 30, 2007 relates to the sales of condominium units in Oregon Leisure Homes, LLC (see below) and the reversal of the $250,000 allowance for the undeveloped land located in Gresham, Oregon due to the recovery of the original cost of the property pursuant to a sale which closed in July 2007.  Of the total recovery amount, $56,164 was included in gain on sale of real estate (for a condominium unit sold in Oregon Leisure Homes, LLC) and $349,224 was recorded as recovery of estimated losses on real estate properties held for sale in the accompanying consolidated statements of income.

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

During the nine months ended September 30, 2007 and 2006, the Partnership advanced an additional $17,000 and $73,000, respectively, to OLH for continued operation and marketing of the condominium units and received repayment of advances of $665,000 and $731,000, respectively, from sales of condominium units and collections on notes receivable. During the nine months ended September 30, 2007, OLH sold three condominium units for total net sales proceeds of approximately $656,000, resulting in gain on sale of approximately $141,000.  The net income to the Partnership from OLH was approximately $0 and $331,000 for the three months ended September 30, 2007 and 2006, respectively, and $231,000 and $282,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

Dation sold no lots or houses during the three months ended September 30, 2007. Dation sold one manufactured house (without lot) during the three months ended September 30, 2006, resulting in gain on sale to the Partnership of approximately $5,000.  Dation repaid $5,000 and $63,000 of Partnership capital contributions during the three months ended September 30, 2007 and 2006, respectively.

The net income to the Partnership from Dation was approximately $24,000 and $33,000 for the three months ended September 30, 2007 and 2006, respectively, and $95,000 and $177,000 for the nine months ended September 30, 2007 and 2006, respectively.

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed in August 2007 for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the accompanying consolidated balance sheets and income statements of the Partnership.  The golf course is being operated and managed by an unrelated company.

The net loss to the Partnership from DarkHorse was approximately $4,000 for the three months ended September 30, 2007.

NOTE 4 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of September 30, 2007 is comprised of a retail property located in Greeley, Colorado held within 720 University, LLC (see below), a light industrial building located in Paso Robles, California, a commercial building located in Roseville, California, and undeveloped land located in Madera County, California and is comprised of the following as of September 30, 2007 and December 31, 2006:

	2007	2006
Land	$9,799,063	$4,349,063
Buildings	10,134,266	10,108,411
Improvements	4,269,218	4,134,381
Other	735,240	699,708
	24,937,787	19,291,563
Less: Accumulated depreciation and amortization	(2,830,175)	(2,345,871)
	$22,107,612	$16,945,692

During the nine months ended September 30, 2007, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Madera County, California in the amount of approximately $6,576,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as a result of the foreclosure (such as legal and foreclosure fees and delinquent property taxes) in the total amount of approximately $253,000 were capitalized to the basis in the property (total of approximately $6,829,000).  At the time of foreclosure, an appraisal was obtained that valued the property at $5,450,000, thus, resulting in a charge-off against the allowance for loan losses of approximately $1,379,000.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

Bayview Gardens, LLC

The Partnership was the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004. In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000 (net proceeds of $5,592,000 after selling costs).  The sale resulted in deferred gain of approximately $915,000.  Principal payments on the loan were collected during the three months ended September 30, 2007, resulting in recognition of gain on sale of real estate of approximately $7,000 under the installment method.  The deferred gain was approximately $908,000 as of September 30, 2007. Bayview Gardens, LLC was dissolved in December 2006.

The net loss to the Partnership from Bayview operations was $23,000 and $239,000 for the three and nine months ended September 30, 2006, respectively.  These amounts have been reported as net loss from discontinued operations in the accompanying consolidated statements of income as the Partnership believes it has no continuing involvement in the property’s operations.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and income statement of the Partnership. The net income to the Partnership was approximately $45,000 and $76,000 (including depreciation and amortization of $143,000 and $129,000) for the three months ended September 30, 2007 and 2006, respectively, and $125,000 and $249,000 (including depreciation and amortization of $437,000 and $377,000) for the nine months ended September 30, 2007 and 2006, respectively. The minority interest of the joint venture partner of approximately $115,000 and $140,000 as of September 30, 2007 and December 31, 2006, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $14,266,000 and $14,550,000 as of September 30, 2007 and December 31, 2006, respectively.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Due to a decline in the performance of the Partnership during the three and nine months ended September 30, 2007 and in order to maintain yield paid to the limited partners at a level consistent with prior periods, OFG again accepted a large reduction in its management fee in the third quarter to offset a decrease in interest income collected on mortgage loans during the period. Management fees amounted to approximately $166,000 and $1,243,000 for the three months ended September 30, 2007 and 2006, respectively, and $856,000 and $5,168,000, for the nine months ended September 30, 2007 and 2006, respectively. Service fees amounted to approximately $163,000 and $166,000 for the three months ended September 30, 2007 and 2006, respectively, and $529,000 and $518,000 for the nine months ended September 30, 2007 and 2006, respectively. The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2007 and 2006.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2007, the management fees would have been $1,798,000 (increase of $1,632,000) and $5,820,000 (increase of $4,964,000), respectively, which would have reduced net income allocated to limited partners by approximately 23.8% and 29.2%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.02 and $.04, respectively.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans.  For the years 2004, 2005 and 2006 and the nine months ended September 30, 2007 (annualized), the management fees were 2.00%, 2.27%, 2.04% and 0.40% of the average unpaid balance of mortgage loans, respectively.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $153,000 and $659,000 for the three months ended September 30, 2007 and 2006, respectively, and $348,000 and $956,000 for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $15,000 and $23,000 for the three months ended September 30, 2007 and 2006, respectively, and $35,000 and $77,000 for the nine months ended September 30, 2007 and 2006, respectively.

OFG originates substantially all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,451,000 and $756,000 on loans originated of approximately $36,885,000 and $24,480,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $4,554,000 and $4,556,000 on loans originated of approximately $161,156,000 and $133,521,000 for the nine months ended September 30, 2007 and 2006, respectively. Of the $4,554,000 and $4,556,000 in loan origination fees earned by OFG during the nine months ended September 30, 2007 and 2006, $560,000 and $870,000, respectively, were back-end fees that will not be collected until either some future date or when the related loans are paid in full.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were approximately $12,000 and $12,000 during the three months ended September 30, 2007 and 2006, respectively, and approximately $36,000 and $36,000 during the nine months ended September 30, 2007 and 2006, respectively.

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

NOTE 6 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 4), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended September 30, 2007 and 2006 was approximately $136,000 and $136,000, respectively, and approximately $404,000 and $404,000 for the nine months ended September 30, 2007 and 2006, respectively. The note contains certain covenants, which the Company has complied with as of September 30, 2007.

NOTE 7 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The amount of credit available under this line of credit is $40,000,000. In July 2007, the line of credit agreement was extended to July 31, 2009. There was no balance outstanding on the line of credit as of September 30, 2007 and December 31, 2006. Borrowings under the line of credit bear interest at the bank’s prime rate, which was 7.75% and 8.25% as of September 30, 2007 and 2006, respectively. Interest expense was approximately $21,000 and $59,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $891,000 and $894,000 for the nine months ended September 30, 2007 and 2006, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks, which has been reflected as restricted cash in the accompanying balance sheets.  The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of September 30, 2007.

NOTE 8 – PARTNERS’ CAPITAL

The Partnership originally registered 200,000,000 Units under Registration No. 333-69272 of which 99,926,200 Units remained available for sale, at a purchase price of $1.00 per Unit, as of September 30, 2007. The Partnership had been closed to most new limited partner investments since September 2001. However, beginning in June 2007, the Partnership reopened to new contributions from existing limited partners only on a limited basis.  The Partnership sold an aggregate of approximately $1,614,000 and $9,183,000 Units during the second and third quarter of 2007, respectively, to existing limited partners since reopening the sale in June 2007. Changes in partners’ capital for the nine months ended September 30, 2007 were as follows:

	General	Limited partners		Total Partners’
	partner	Units	Amount	capital

Balances, December 31, 2006	$2,866,930	288,133,368	$287,937,348	$290,804,278

Net income	168,165	16,850,386	16,850,386	17,018,551
Sale of partnership units	92,904	10,796,846	10,796,846	10,889,750
Partners’ withdrawals	—	(12,138,051)	(12,138,051)	(12,138,051)
Partners’ distributions	(166,624)	(5,020,043)	(5,020,043)	(5,186,667)

Balances, September 30, 2007	$2,961,375	298,622,506	$298,426,486	$301,387,861

        OWENS MORTGAGE INVESTMENT FUND,

        a California Limited Partnership

        Notes to Consolidated Financial Statements (Unaudited)

        September 30, 2007

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction and rehabilitation loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of September 30, 2007, there were $18,641,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans, line of credit draws or capital contributions from limited partners.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

PART I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “estimate”, “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q and in the most recent Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2007 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions (including a downturn in the real estate markets where the Partnership has made loans), adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale and investment. At September 30, 2007 the Partnership owned twelve real estate properties, including three within limited liability companies.

Loans and related accrued interest and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made to adjust the allowance for loan losses and real estate held for sale to an amount considered by management to be adequate, with consideration to original collateral values at loan inception and to provide for unrecoverable accounts receivable, including impaired and other loans, accrued interest, and advances on loans.

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate. Actual results could vary from the aforementioned provisions for losses. If the probable ultimate recovery of the carrying amount of a loan, with consideration of the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued by management at the estimated fair value of the related collateral. Estimated collateral fair values are determined based on internal and external appraisals, opinions of fair value from third party real estate brokers and/or comparable third party sales.

If events and/or changes in circumstances cause management to have serious doubts about the collectibility of the contractual payments or when monthly payments are delinquent greater than ninety days, a loan is categorized as impaired and interest is no longer accrued. Any subsequent payments received on impaired loans are first applied to reduce any outstanding accrued interest, and then are recognized as interest income, except when such payments are specifically designated principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

Real estate held for sale includes real estate acquired through foreclosure (including two properties within consolidated limited liability companies) and is stated at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

Real estate held for investment includes real estate purchased or acquired through foreclosure and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements and amortization of lease commissions is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

The Partnership periodically compares the carrying value of real estate held for investment to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $166,000 and $1,243,000 for the three months ended September 30, 2007 and 2006, respectively.

•
Servicing Fees– All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $163,000 and $166,000 for the three months ended September 30, 2007 and 2006, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $1,451,000 and $756,000 on loans originated of approximately $36,885,000 and $24,480,000 for the three months ended September 30, 2007 and 2006, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $153,000 and $659,000 for the three months ended September 30, 2007 and 2006, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $15,000 and $23,000 for the three months ended September 30, 2007 and 2006, respectively.

•
Partnership Expenses– The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $12,000 and $12,000 during the three months ended September 30, 2007 and 2006, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of September 30, 2007, the General Partner has made cash capital contributions of $1,491,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. The carried interest expense charged to the Partnership was $46,000 and $2,000 for the three months ended September 30, 2007 and 2006, respectively.

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

By most indicators, the United States economy continues to perform well. The national unemployment rate increased slightly from 4.5% in December 2006 to 4.7% in September 2007. The California unemployment rate increased from 4.8% in December 2006 to 5.6% in September 2007. The growth of the Gross Domestic Product (GDP), which slowed to a 0.7% annual rate in the first quarter of 2007, increased to an estimated 3.9% annual rate in the third quarter of 2007. The Federal Reserve decreased the federal funds rate from 5.25% to 4.75% in September 2007 and then to 4.50% in October 2007 citing an expected slowdown in economic expansion in the near term as a result of the housing correction and recent increases in energy and commodity prices that may put renewed upward pressure on inflation. These rate declines have not had a substantial impact on the rates that the Partnership has charged on its loans. The weighted average interest rate on Partnership loans remained stable at 10.61% as of September 30, 2006 and September 30, 2007. Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

In spite of strong economic indicators, loan delinquencies have been rising primarily in the “sub-prime” residential real estate market. The Partnership does not make sub-prime loans and does not make loans for the purchase or refinance of single-family residential properties (lend primarily in commercial markets). The Partnership has experienced increased loan delinquencies and foreclosures over the past nine months.  The General Partner believes that the increase is partially the result of the slowing housing market in California as three of the ten delinquent loans as of September 30, 2007 are either residential land or condominium projects in California. In addition, the Partnership foreclosed on three loans secured partially or fully by residential improved and unimproved land located in California during 2007. Although the General Partner believes that problems in the sub-prime residential mortgage industry will not directly impact the Partnership and its loan portfolio, it appears that there has been an indirect impact as market values on certain California residential real estate have decreased or stabilized.  The General Partner does not believe that any of the Partnership’s delinquent loans will result in loss to the Partnership because the underlying collateral values exceed the Partnership’s basis in the loans. If economic conditions for real estate worsen beyond 2007 or if the sub-prime mortgage problem were to spread into the commercial mortgage market, the Partnership could experience a further increase in loan defaults, which may reduce the liquidity of the Partnership.

For Partnership loans outstanding as of September 30, 2007, the Partnership had an average loan-to-value ratio of approximately 55%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made.  This low loan-to-value ratio will assist the Partnership in weathering additional loan delinquencies and foreclosures should they occur. Nevertheless, no assurance can be given that continuing increases in default rates and related foreclosures by the Partnership, accompanied by declines in real estate values, will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of September 30, 2007, 32.6% of loans were secured by real estate in Northern California, while 25.9%, 9.6%, 6.0%, 5.7% and 5.1% were secured by real estate in Southern California, Florida, Washington, Colorado and Arizona, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total revenues	$8,336,584	$7,901,763	$23,679,579	$25,332,267
Total expenses	1,464,648	2,307,406	6,661,028	9,188,097

Net income from continuing operations	$6,871,936	$5,594,357	$17,018,551	$16,144,170

Net loss from discontinued operations	—	(22,542)	—	(238,908)

Net income	$6,871,936	$5,571,815	$17,018,551	$15,905,262

Net income allocated to limited partners	$6,804,413	$5,516,628	$16,850,386	$15,747,740

Net income allocated to limited partners per weighted average limited partnership unit	$.02	$.02	$.06	$.05

Annualized rate of return to limited partners (1)	9.2%	7.7%	7.7%	7.3%

Distribution per partnership unit (yield) (2)	7.6%	7.6%	7.7%	7.5%

Weighted average limited partnership units	296,528,000	286,936,000	290,624,000	286,691,000

(1)
The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of September 30, 2007 and 2006 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Total Revenues

Interest income on loans secured by trust deeds decreased $265,000 (4.0%) and $2,488,000 (11.3%) during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, primarily due to an increase in the number and amount of loans greater than ninety days delinquent in payments and the foreclosures experienced by the Partnership during the nine month period.  See “Financial Condition – Loan Portfolio” below.

Gain on sale of real estate increased $502,000 (166.2%) and $612,000 (161.7%) during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due primarily to the sale of the Gresham, Oregon land resulting in a gain of $773,000, the final three condominium units in Oregon Leisure Homes, LLC resulting in total gains of approximately $141,000 and the sales of two and one lot, respectively, in the manufactured  home parks located in Ione, California and within Dation, LLC resulting in gains of approximately $36,000 and $10,000, respectively, during 2007.  During the nine months ended September 30, 2006, four condominiums within Oregon Leisure Homes, LLC were sold resulting in total gain of approximately $297,000, one lot in the manufactured home park located in Ione, California was sold for gain of approximately $36,000 and four lots/houses in the manufactured home park in Dation were sold for gain of approximately $45,000 to the Partnership. See “Real Estate Properties Held for Sale and Investment” below.

Other income increased $83,000 (28.1%) during the nine months ended September 30, 2007, as compared to the same period in 2006, due primarily to an increase in interest earned on money market investments. The Partnership had a slight increase in the amount of cash and equivalents available during the nine months ended September 30, 2007 (as compared to 2006) and there was an increase in the weighted average yield of the Partnership’s money market investments in 2007.  In addition, the Partnership collected $20,000 in non-refundable extension fees related to its sale of the undeveloped land located in Gresham, Oregon during the nine months ended September 30, 2007. See “Real Estate Properties Held for Sale and Investment” below.

Total Expenses

Management fees to the General Partner decreased $1,077,000 (86.7%) and $4,312,000 (83.4%) during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due primarily to the loss experienced upon the foreclosure of a Partnership loan in June 2007 and due to an increase in delinquent loans and foreclosures during the three and nine month periods.  The General Partner chose to decrease its management fee rather than decrease the yield paid to the limited partners in 2007.  There can be no assurance that the General Partner will continue to do this in the future.

If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2007, the management fees would have been $1,798,000 (increase of $1,632,000) and $5,820,000 (increase of $4,964,000), respectively, which would have reduced net income allocated to limited partners by approximately 23.8% and 29.2%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.02 and $.04, respectively.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans.  For the years 2004, 2005 and 2006 and the nine months ended September 30, 2007 (annualized), the management fees were 2.00%, 2.27%, 2.04% and 0.40% of the average unpaid balance of mortgage loans, respectively.

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

Carried interest to general partner increased $44,000 (100%) during the three and nine months ended September 30, 2007 because the General Partner was required to contribute capital to the Partnership and receive the carried interest during those periods pursuant to the Partnership Agreement, as the Partnership accepted additional limited partner investments beginning in June 2007.

Legal and accounting expenses increased $89,000 (178.3%) and $145,000 (73.7%) during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, primarily due to accounting and consulting expenses incurred in the effort to assess and document the Partnership’s internal controls pursuant to Rule 404 of the Sarbanes-Oxley Act during the three months ended September 30, 2007 and the higher cost of legal and accounting services required as part of the preparation of the Partnership’s various SEC filings.  The Partnership expects to incur further accounting and consulting related fees due to Rule 404 in 2007 and beyond.

Interest expense decreased $38,000 (19.3%) and $31,000 (2.3%) during the three and nine months ended September 30, 2007, as compared to the same periods in 2006, due to decreased usage of the line of credit to invest in loans secured by trust deeds in the third quarter of 2007 as funds received from loan payoffs and limited partners as new capital contributions were used to pay down the line of credit.

The increase in the provision for loan losses of $1,670,000 during the nine months ended September 30, 2007 was the result of an analysis performed on the loan portfolio. In June 2007, the Partnership foreclosed on a $6,576,000 first mortgage loan and obtained the unimproved residential land located in Madera County, California in the trustee’s sale.  Based on an appraisal obtained at the time of foreclosure, it was determined that the property’s value was less than the book value of the loan resulting in a charge-off against the loan loss allowance of approximately $1,379,000.  The net increase in the general loan loss allowance of $366,000 (net of the charge-off discussed above) was primarily due to an increase in the number and amount of loans delinquent in payments greater than ninety days and an increase in the concentration of loans secured by residential land and condominium conversion projects.  The decrease in the provision for loan losses of $79,000 during the three months ended September 30, 2007 was the result of a reversal of a specific allowance in the amount of $2,530,000 on a loan that was foreclosed during the third quarter, net of an additional general allowance established in the amount of $2,451,000 due to an increase in loan delinquencies and in the concentration of loans secured by residential land and condominium conversion projects.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties decreased $35,000 (12.8%) and $119,000 (14.4%) during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due primarily to decreased rental revenue as a result of increased vacancies at the Partnership’s investment properties and the commercial retail center located in Greeley, Colorado in 720 University, LLC. There were also increased expenses incurred in Dation, LLC and 720 University, LLC during the nine months ended September 30, 2007. Approximately $302,000 of Dation’s net income during the nine months ended September 30, 2007 was generated from a FEMA hurricane relief contract (rental of vacant lots in the manufactured home park) that will expire at the end of February 2008.  Thus, unless Dation is able to secure new tenants on these lots or if the FEMA contract is not extended, this revenue stream will not continue past February 2008.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the three and nine months ended September 30, 2006 is related to the Bayview Gardens, LLC assisted living facility located in Monterey, California, which was sold in June 2006.

Financial Condition

September 30, 2007 and December 31, 2006

Loan Portfolio

The number of Partnership mortgage investments decreased from 72 to 67, and the average loan balance increased from $3,474,000 to $3,666,000 between December 31, 2006 and September 30, 2007.

Approximately $24,115,000 (9.8%) and $18,835,000 (7.5%) of the loans invested in by the Partnership were considered impaired and more than ninety days delinquent in monthly payments as of September 30, 2007 and December 31, 2006, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $39,213,000 (16.0%) and $55,682,000 (22.3%) as of September 30, 2007 and December 31, 2006, respectively (combined total of $63,328,000 and $74,517,000, respectively). Of the impaired loans, approximately $11,800,000 (4.8%) and $0 (0%), respectively, were in the process of foreclosure, and approximately $1,600,000 (0.7%) and $8,176,000 (3.3%), respectively, involved loans to borrowers who were in bankruptcy. The Partnership foreclosed on three and four loans during the three and nine months ended September 30, 2007, respectively, with aggregate principal balances totaling $19,626,000 and $26,202,000, respectively, and obtained the properties via the trustee’s sales.

Of the total past maturity loans as of September 30, 2007, two loans with a total principal balance of approximately $2,635,000 had the maturity dates extended subsequent to September 30, 2007. In October 2007 (subsequent to quarter end), the Partnership began foreclosure proceedings by filing a notice of default on an impaired loan with a principal balance of approximately $5,817,000 as of September 30, 2007.

Loans involving borrowers in bankruptcy as of December 31, 2006 consisted of two loans with an aggregate principal balance of $8,176,000.  One of the loans with a principal balance of $1,600,000 is still in bankruptcy as of September 30, 2007 and the other loan with a principal balance of $6,576,000 was foreclosed on by the Partnership and the property obtained via the trustee’s sale in June 2007.

As of September 30, 2007 and December 31, 2006, the Partnership held the following types of mortgages:

	2007	2006
By Property Type:
Commercial	$137,345,590	$112,355,502
Condominiums	76,852,871	61,110,134
Apartments	5,273,893	11,416,257
Single family homes (1-4 units)	1,021,649	650,000
Improved and unimproved land	25,142,518	64,611,738

	$245,636,521	$250,143,631

By Deed Order:
First mortgages	$233,918,755	$231,040,770
Second mortgages	11,717,766	19,102,861

	$245,636,521	$250,143,631

Changes in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of period	$4,225,000	$4,150,000
Provision	1,744,515	75,000
Recovery of bad debts	—	—
Charge-off	(1,378,515)	—
Balance, end of period	$4,591,000	$4,225,000

Real Estate Properties Held for Sale and Investment

As of September 30, 2007, the Partnership held title to twelve properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of approximately $53,632,000 (including properties held in three limited liability companies), net of accumulated depreciation and amortization of $2,830,000. As of September 30, 2007, properties held for sale total $31,524,000 and properties held for investment total $22,108,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner. Five of the Partnership’s twelve properties do not currently generate revenue.

Changes in real estate held for sale and investment during the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of period	$29,700,395	$36,393,212
Real estate acquired through foreclosure	25,743,465	—
Investment in real estate properties	524,357	862,310
Sales of real estate properties	(2,172,145)	(6,740,968)
Recovery of losses on real estate held for sale	349,224	43,059
Depreciation and amortization	(513,289)	(525,371)
Balance, end of period	$53,632,007	$30,032,242

In June 2007, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Madera County, California in the amount of approximately $6,576,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as a result of the foreclosure (such as legal and foreclosure fees and delinquent property taxes) in the total amount of approximately $253,000 were capitalized to the basis in the property (total of approximately $6,829,000).  At the time of foreclosure, an appraisal was obtained that valued the property at $5,450,000, thus, resulting in a charge-off against the allowance for loan losses of approximately $1,379,000.

In August 2007, the Partnership foreclosed on a $3,268,000 first mortgage loan secured by a mixed-use retail building in the process of rehabilitation located in Sacramento, California and unimproved land located in Marysville, California and obtained the properties via the trustee’s sale.  In August and September 2007, the Partnership foreclosed on two first mortgage loans in the total amount of approximately $16,358,000 secured by 75 improved, residential lots and a golf course located in Auburn, California and obtained the properties via the trustee’s sales.

During the quarter ended September 30, 2007, one lot located in the manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $40,000, resulting in a gain to the Partnership of approximately $24,000.

During the quarter ended September 30, 2007, the Partnership sold the undeveloped land located in Gresham, Oregon for net sales proceeds of approximately $2,397,000 resulting in gain on sale of approximately $773,000.

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed in August 2007 for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007 (see above). The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the accompanying consolidated balance sheets and income statements of the Partnership.  The golf course is being operated and managed by an unrelated company. The net loss to the Partnership from DarkHorse was approximately $4,000 for the three months ended September 30, 2007.  Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

Changes in the allowance for real estate losses for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of period	$405,388	$660,000
Provision	—	—
Recovery of losses	(405,388)	(254,612)
Balance, end of period	$—	$405,388

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

Cash and Cash Equivalents

Cash and cash equivalents decreased from approximately $23,284,000 as of December 31, 2006 to approximately $14,484,000 as of September 30, 2007 (decrease of $8,800,000 or 37.8%) due primarily to loan originations, partner distributions and partner withdrawals net of loan payoffs, loan sales and partner capital contributions during the nine month period.

Interest and Other Receivables

Interest and other receivables increased from approximately $3,989,000 as of December 31, 2006 to $4,294,000 as of September 30, 2007 ($305,000 or 7.7%) due primarily to an increase in accrued interest on loans delinquent in monthly payments as of September 30, 2007.  The General Partner believes that such accrued interest is collectible based on the underlying collateral values of the delinquent loans.

Due to General Partner

Due to General Partner decreased from approximately $231,000 as of December 31, 2006 to approximately $9,000 as of September 30, 2007 ($222,000 or 96%) primarily due to decreased management fees owed to the General Partner, pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $727,000 as of December 31, 2006 to approximately $939,000 as of September 30, 2007 ($212,000 or 29.2%) due primarily to an increase in property taxes payable on real estate owned (including those obtained via foreclosure during the quarter) and liabilities incurred within DarkHorse Golf Club, LLC (see “Real Estate Properties Held for Sale and Investment” above).

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2007, management believes that the allowance for loan losses of $4,591,000 is adequate in amount. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of September 30, 2007, ten loans totaling $24,115,000 were delinquent in monthly payments greater than ninety days. This included five matured loans totaling $15,485,000. In addition, thirteen loans totaling $39,213,000 were also past maturity but current in monthly payments as of September 30, 2007 (combined total of $63,328,000 in loans that are past maturity and/or delinquent in payments greater than ninety days).  The Partnership recorded a charge-off against the allowance for loan losses of approximately $1,379,000 for a foreclosed loan during the nine months ended September 30, 2007 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $1,745,000 for estimated losses, which resulted in a net increase to the allowance of approximately $366,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of September 30, 2007, the Partnership held four Construction Loans totaling approximately $12,419,000 and had commitments to disburse an additional $6,356,000 on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of September 30, 2007, the Partnership held thirteen Rehabilitation Loans totaling approximately $41,964,000 and had commitments to disburse an additional $12,285,000 on Rehabilitation Loans.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, Partnership cash decreased approximately $8,800,000.  During the nine month period, cash flows provided by operating activities approximated $16,700,000. Investing activities used approximately $19,088,000 of net cash during the nine month period, as approximately $126,668,000 was used for investing in loans, net of $104,974,000 received from the payoff or sale of loans. Approximately $6,412,000 was used in financing activities, as approximately $17,302,000 of cash was distributed to limited partners in the form of income distributions and capital withdrawals, net of proceeds from the sale of Partnership units of approximately $10,890,000.

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

Limited partner capital increased by approximately $10,489,000 during the nine months ended September 30, 2007. With the exception of the reinvestment of distributions, the Partnership had been closed to most new limited partner investments since September 2001, because there were not enough suitable mortgage investments to allow the Partnership to remain fully invested in loans for a sustained period of time. However, beginning in June 2007, the Partnership reopened to new contributions from existing investors only on a limited basis.  The Partnership received new limited partner contributions of $10,797,000 for the nine months ended September 30, 2007 as compared to $121,000 for the nine months ended September 30, 2006.  Reinvested distributions from limited partners electing to reinvest were $11,689,000 and $11,335,000 for the nine months ended September 30, 2007 and 2006, respectively. Limited partner withdrawals were $12,138,000 for the nine months ended September 30, 2007 as compared to $9,665,000 for the nine months ended September 30, 2006. Limited partner withdrawal percentages have been 3.32%, 4.42%, 4.47%, 4.29% 4.70% and 5.6% (annualized) for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and the nine months ended September 30, 2007, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership to a lesser degree relies upon its line of credit to fund loans.  The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit as of September 30, 2007 was $40,000,000. There was no balance outstanding on the line of credit as of September 30, 2007. The Partnership also has a note payable with an unrelated bank through its investment in 720 University, LLC with a balance of $10,500,000 as of September 30, 2007. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the General Partner would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the Partnership.

As of September 30, 2007, the Partnership has commitments to advance additional funds to borrowers of Construction and Rehabilitation Loans in the total amount of approximately $18,641,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2008. The source of funds to fulfill these commitments will be payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

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

PART I - Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table contains information about the Partnership’s interest earning assets and interest bearing liabilities as of September 30, 2007. The presentation for each category aggregates the assets and liabilities by their maturity dates for maturities occurring in each of the years 2008 through 2012 and aggregates the information for all maturities arising after 2012. The carrying values of the assets and liabilities approximate their fair values as of September 30, 2007.

Interest Earning Assets and Interest Bearing Liabilities
Aggregated by Maturity Date
Twelve Months Ended September 30,

	2008	2009	2010	2011	2012	Thereafter	Total
Interest earning assets:
Money market accounts	$13,932,769	—	—	—	—	—	$13,932,769
Average interest rate	4.5%	—	—	—	—	—	4.5%
Loans secured by trust deeds	$194,121,806	$22,630,093	$6,140,823	—	—	$22,743,799	$245,636,521
Average interest rate	10.6%	10.6%	11.7%	—	—	10.1%	10.6%

Interest bearing liabilities:
Note payable to bank	—	—	$75,515	$156,883	$165,024	$10,102,578	$10,500,000
Average interest rate	—	—	5.1%	5.1%	5.1%	5.1%	5.1%
Line of credit payable	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, equity prices and real estate values. The Partnership does not have any assets or liabilities denominated in foreign currencies. The Partnership does not hedge or otherwise seek to manage interest rate risk. The Partnership does not enter into risk sensitive instruments for trading purposes.

The Partnership’s primary market risk in terms of its profitability is the exposure to fluctuations in earnings resulting from fluctuations in general interest rates.  The majority of the Partnership’s mortgage loans (90.4% as of September 30, 2007) earn interest at fixed rates. All of the mortgage loans are held for investment purposes and are held until maturity. Changes in interest rates may affect the value of the Partnership’s investment in mortgage loans and the rates at which the Partnership reinvests funds obtained from loan repayments and new capital contributions from limited partners. If interest rates increase, the interest rates the Partnership obtains from reinvested funds will generally increase, but the value of the Partnership’s existing loans at fixed rates will generally tend to decrease. This risk is mitigated to the extent that the Partnership does not intend to sell its loan portfolio, rather such loans are held until they are paid off. If interest rates decrease, the amounts becoming available to the Partnership for investment due to repayment of Partnership loans may be invested at lower rates than the Partnership had been able to obtain in prior investments, or than the rates on the repaid loans.  In addition, interest rate decreases may encourage borrowers to refinance loans with the Partnership at a time when the Partnership is unable to reinvest in loans of comparable value.

The Partnership’s note payable bears interest at a fixed rate of 5.07%. The Partnership’s line of credit payable ($0 at September 30, 2007) bears interest at a variable rate, tied to the bank’s prime rate. As a result, the Partnership’s primary market risk exposure is to changes in interest rates, which will affect the interest cost of outstanding amounts on the note and line of credit payable.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of September 30, 2007, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective for the purposes set forth in Rule 13a-15.

There have been no significant changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Dated: November 14, 2007	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: November 14, 2007	By:	/s/ William C. Owens
William C. Owens, President

Dated: November 14, 2007	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: November 14, 2007	By:	/s/ Melina A. Platt
Melina A. Platt, Controller