Form 10-K
period 2007-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2008-03-12
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2007, the aggregate value of limited partnership units held by non-affiliates was approximately $286,861,000.  This calculation is based on the capital account balances of the limited partners and excludes limited partnership units held by the general partner.

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

Owens Financial Group, Inc. (the General Partner) arranges, services and maintains the loan portfolio for the Partnership. The Partnership’s mortgage loans are secured by mortgages on unimproved, improved, income-producing and non-income-producing real property, such as condominium projects, apartment complexes, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.

The following table shows the total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2007, 2006, 2005, 2004, 2003 and 2002.

	Total Partners’ Capital	Mortgage Investments	Net Income
2007	$298,743,630	$277,375,481	$21,592,606
2006	$290,804,278	$250,143,631	$21,988,245
2005	$288,913,263	$276,411,258	$21,077,641
2004	$286,267,296	$258,431,902	$19,992,241
2003	$284,464,268	$266,374,206	$21,841,989
2002	$280,350,974	$260,211,121	$21,669,959

As of December 31, 2007, the Partnership held investments in 72 mortgage loans, secured by liens on title and leasehold interests in real property. Thirty five percent (35%) of the mortgage loans are located in Northern California. The remaining 65% are located in Southern California, Arizona, Colorado, Florida, Hawaii, Idaho, Nevada, New York, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2007:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2007)

	Number of Loans	Amount	Percent

1st Mortgages	66	$255,962,228	92.28%
2nd Mortgages	6	21,413,253	7.72%
	72	$277,375,481	100.00%

Maturing on or before December 31, 2007	21	$65,365,696	23.57%
Maturing on or between January 1, 2008 and December 31, 2009	38	186,041,424	67.07%
Maturing on or between January 1, 2010 and October 4, 2017	13	25,968,361	9.36%
	72	$277,375,481	100.00%

Commercial	42	$151,435,333	54.60%
Condominiums	14	81,327,519	29.32%
Apartments	3	7,903,750	2.85%
Single family homes (1-4 units)	2	336,870	0.12%
Improved and unimproved land	11	36,372,009	13.11%
	72	$277,375,481	100.00%

The average loan balance of the mortgage loan portfolio of $3,825,000 as of December 31, 2007 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured primarily by commercial real estate. Of such investments, 8.55% earn a variable rate of interest and 91.45% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

As of December 31, 2007, the Partnership was invested in construction and rehabilitation loans in the total amount of approximately $73,012,000 and in loans secured by leasehold interests of $8,629,000.  As of December 31, 2007, the Partnership has commitments to advance additional funds for construction, rehabilitation and improvement loans in the total amount of approximately $16,887,000.

The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

•	$10,159,000 in cash and cash equivalents required to transact the business of the Partnership and/or in conjunction with contingency reserve and compensating balance requirements;

•	$53,224,000 in real estate held for sale and investment;

•	$5,505,000 in interest and other receivables; and

•	$310,000 in vehicles and equipment.

Delinquencies

The General Partner does not regularly examine the existing loan portfolio to see if acceptable loan-to-value ratios are being maintained because the majority of loans mature in a period of only 1-3 years and the average loan-to-value ratio of the loan portfolio is generally low. The General Partner will perform an internal review on a loan secured by property in the following circumstances:

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

As of December 31, 2007 and 2006, the Partnership had six and eight impaired loans, respectively, that were delinquent in payments greater than ninety days totaling approximately $40,537,000 and $18,835,000, respectively. This included three and two matured loans totaling $3,335,000 and $2,900,000, respectively. In addition, eighteen and eleven loans totaling approximately $62,031,000 and $55,682,000, respectively, were past maturity but current in monthly payments as of December 31, 2007 and 2006, respectively (combined total of delinquent loans of $102,568,000 and $74,517,000, respectively). Of the impaired and past maturity loans, approximately $17,617,000 and $0, respectively, were in the process of foreclosure and $1,600,000 and $8,176,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2007 and 2006. The Partnership foreclosed on four loans during the year ended December 31, 2007 with aggregate principal balances totaling $26,202,000 and obtained the properties via the trustee’s sales. In January and February 2008, the Partnership began foreclosure proceedings by filing notices of default on three delinquent loans with an aggregate principal balance totaling approximately $30,435,000 as of December 31, 2007.

Of the $18,835,000 in loans that were greater than ninety days delinquent as of December 31, 2006, $11,533,000 remained delinquent as of December 31, 2007, $727,000 was brought current and $6,576,000 was foreclosed and became real estate owned by the Partnership during 2007.

Following is a table representing the Partnership’s delinquency experience (over 90 days) and foreclosures by the Partnership as of and during the years ended December 31, 2004, 2005, 2006 and 2007:

	2004	2005	2006	2007
Delinquent Loans	$37,319,000	$25,899,000	$18,835,000	$40,537,000
Loans Foreclosed	$18,875,000	$3,582,000	$0	$26,202,000
Total Mortgage Investments	$258,432,000	$276,411,000	$250,144,000	$277,375,000
Percent of Delinquent Loans to Total Loans	14.44%	9.37%	7.53%	14.61%

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

•	Interest rate environment and recent trends in interest rates on loans and similar investment vehicles;

•	Delinquencies on Partnership loans;

•	Level of cash held pending investment in mortgage loans; and

•	Real estate activity, including net operating income and losses from real estate and gains/losses from sales.

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

If the maximum management fees had been paid to the General Partner during the years ended December 31, 2007 and 2006, the management fees would have been $7,614,000 (increase of $5,438,000) and $7,569,000 (increase of $1,953,000), which would have reduced net income allocated to limited partners by approximately 25.2% and 8.9%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.05 and $.07, respectively.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2002, 2003, 2004, 2005, 2006 and 2007, the management fees were 1.46%, 2.01%, 2.00%, 2.27%, 2.04% and 0.79% of the average unpaid balance of mortgage loans, respectively.

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

Table of Compensation and Reimbursed Expenses

The following table summarizes the compensation and reimbursed expenses paid to the General Partner for the years ended December 31, 2007 and 2006, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms’-length negotiation.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
		Maximum		Maximum
Form of Compensation	Actual	Allowable	Actual	Allowable
Paid by the Partnership:
Management Fees*	$2,176,000	$7,614,000	$5,616,000	$7,569,000
Servicing Fees	692,000	692,000	688,000	688,000
Carried Interest	51,000	51,000	10,000	10,000
Subtotal	$2,919,000	$8,357,000	$6,314,000	$8,267,000

Paid by Borrowers:
Acquisition and Origination Fees	$6,485,000	$6,485,000	$5,684,000	$5,684,000
Late Payment Charges	910,000	910,000	1,088,000	1,088,000
Miscellaneous Fees	46,000	46,000	97,000	97,000
Subtotal	$7,441,000	$7,441,000	$6,869,000	$6,869,000

Grand Total	$10,360,000	$15,798,000	$13,183,000	$15,136,000

Reimbursement by the Partnership of Other Expenses	$48,000	$48,000	$48,000	$48,000

* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the limited partners.

Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2007 and 2006, exclusive of expense reimbursement, was $10,360,000 and $13,183,000, respectively, or 3.5% and 4.5%, respectively, of partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $15,798,000 and $15,136,000, respectively, or 5.3% and 5.2%, respectively, of partners’ capital, which would have reduced net income allocated to limited partners by approximately 25.2% and 8.9%, respectively.

Acquisition and origination fees as a percentage of loans originated or extended by the Partnership were 2.9% and 3.2% for the years ended December 31, 2007 and 2006, respectively. Of the $6,485,000 in acquisition and origination fees accrued during the year ended December 31, 2007, approximately $560,000 were back-end fees earned as of December 31, 2007 but will not be collected until the related loans are paid in full. Of the $5,684,000 in acquisition and origination fees accrued during the year ended December 31, 2006, approximately $870,000 were back-end fees earned as of December 31, 2006.  Of this amount, $420,000 was collected during 2007 and $450,000 will not be collected until the related loan is paid in full.

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

The Partnership invests primarily in mortgage loans on commercial, industrial and residential income-producing real property and land. Substantially all mortgage loans of the Partnership are arranged by the General Partner, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, the General Partner is continuously evaluating prospective investments. The General Partner originates loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. The Partnership may purchase or participate in existing loans that were originated by other lenders. Such a loan might be obtained by the Partnership from a third party at an amount equal to or less than its face value. The General Partner evaluates all potential mortgage loan investments to determine if the security for the loan and the loan-to-value ratio meet the standards established for the Partnership, and if the loan meets the Partnership’s investment criteria and objectives.

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

The General Partner has the power to cause the Partnership to become a joint venturer, partner or member of an entity formed to own, develop, operate and/or dispose of properties owned or co-owned by the Partnership acquired through foreclosure of a loan. Currently, the Partnership is engaged in three such ventures for purposes of developing and disposing of properties acquired by the Partnership through foreclosure. The General Partner may enter into such ventures in the future.

Types of Mortgage Loans

The Partnership invests in first, second, and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. The Partnership does not ordinarily make or invest in mortgage loans with a maturity of more than 15 years, and most loans have terms of 1-3 years. Virtually all loans provide for monthly payments of interest and some also provide for principal amortization. Most Partnership loans provide for payments of interest only and a payment of principal in full at the end of the loan term. The General Partner does not generally originate loans with negative amortization provisions. The Partnership does not have any policies directing the portion of its assets that may be invested in construction or rehabilitation loans, loans secured by leasehold interests and second, third and wrap-around mortgage loans. However, the General Partner recognizes that these types of loans are riskier than first deeds of trust on income-producing, fee simple properties and will seek to minimize the amount of these types of loans in the Partnership’s portfolio. Additionally, the General Partner will consider that these loans are riskier when determining the rate of interest on the loans.

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

Variable Rate Loans

Approximately 8.6% ($23,705,000) and 10.0% ($25,112,000) of the Partnership’s loans as of December 31, 2007 and 2006, respectively, bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh or Twelfth District Savings Institutions (Federal Home Loan Bank Board).

The General Partner may negotiate spreads over these indices of from 2.5% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

One-year Treasury Constant Maturity Index	3.34%	5.00%

Five-year Treasury Constant Maturity Index	3.45%	4.70%

Ten-year Treasury Constant Maturity Index	4.04%	4.71%

Prime Rate Index	7.25%	8.25%

Monthly Weighted Average Cost of Funds for Eleventh District Savings Institutions	4.07%	4.36%

Monthly Weighted Average Cost of Funds for Twelfth District Savings Institutions	3.45%	3.00%

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

Balloon Payment

A majority of the loans made or invested in by the Partnership (95.3% as of December 31, 2007) require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

Equity Interests and Participation in Real Property

As part of investing in or making a mortgage loan the Partnership may acquire an equity interest in the real property securing the loan in the form of a shared appreciation interest or other equity participation. The Partnership is not presently involved in any such arrangements.

Debt Coverage Standard for Mortgage Loans

Loans on commercial property generally require the net annual estimated cash flow to equal or exceed the annual payments required on the mortgage loan.

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

Purchase of Loans from Affiliates

The Partnership may purchase loans deemed suitable for acquisition from the General Partner or its Affiliates only if the General Partner makes or purchases such loans in its own name and temporarily holds title thereto for the purpose of facilitating the acquisition of such loans, and provided that such loans are purchased by the Partnership for a price no greater than the cost of such loans to the General Partner (except compensation in accordance with Article IX of the Partnership Agreement), there is no other benefit arising out of such transactions to the General Partner, such loans are not in default, and otherwise satisfy all requirements of Article VI of the Partnership Agreement, including:

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

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The total amount of credit available under this line of credit as of December 31, 2007 was $40,000,000 and there was $27,432,000 outstanding on the line of credit as of December 31, 2007 ($12,568,000 available to advance).  There was no balance outstanding on the line of credit as of December 31, 2006. The line of credit expires on July 31, 2009 and will need to be renegotiated by the General Partner.

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

During the past several years, increased competition has come both from existing lenders whose lending previously was not in competition with the Partnership, and from newly organized lenders seeking greater returns. Due to their unusually large supplies of cash available for lending, banks and other institutional lenders had become more aggressive in placing loans. Additionally, those investors seeking to maximize returns in a market with fewer acceptable investment opportunities were willing to take increased risk to obtain ostensibly higher yields. These factors resulted in decreased lending opportunities for the Partnership over the past few years.  However, due to the recent substantial decline in the housing market, many lenders have experienced severe liquidity issues.  The General Partner believes that these liquidity issues should decrease the competition for commercial loans as many lenders will not have access to lendable capital.

Employees

The Partnership does not have employees. The General Partner, Owens Financial Group, Inc., provides all of the employees necessary for the Partnership’s operations. As of December 31, 2007, the General Partner had 17 employees. All employees are at-will employees and none are covered by collective bargaining agreements.

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

Defaults on our mortgage loans will reduce our income and your distributions

Since most of the assets of the Partnership are mortgage loans, failure of a borrower to pay interest or repay a loan will have adverse consequences to the Partnership’s income. Examples of these are the following:

•	Any failure by a borrower to repay loans and/or interest on loans will reduce the liquidity and income of the Partnership and distributions to partners;

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

The General Partner believes that a continued rise in loan delinquencies and foreclosures may lead to a reduction in net income (yield) paid to limited partners in 2008

As of December 31, 2007, mortgage loans of approximately $40,537,000 were more than 90 days delinquent in payments, which represented an increase from December 31, 2006, of $21,072,000.  In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $62,031,000 as of

December 31, 2007 (combined total of delinquent loans of $102,568,000 compared to $74,517,000 as of December 31, 2006). Of the impaired and past maturity loans as of December 31, 2007, approximately $17,617,000 were in the process of foreclosure and $1,600,000 involved borrowers in bankruptcy.  In January and February 2008, the Partnership began foreclosure proceedings by filing notices of default on three delinquent loans with an aggregate principal balance totaling $30,435,000 as of December 31, 2007.  One of these loans with a principal balance of $435,000 was greater than ninety days delinquent as of December 31, 2007 and two loans with an aggregate principal balance totaling $30,000,000 became greater than ninety days delinquent subsequent to year end. The Partnership foreclosed on four loans during 2007 with aggregate principal balances totaling $26,202,000 and obtained the properties via the trustee’s sales.

The General Partner believes that Partnership loan delinquencies and foreclosures may continue to rise in the next several months and that this may lead to a reduction in the net income (yield) paid to limited partners.  The General Partner may decide to reduce its management fees during the first part of 2008 to reduce the impact of the yield reductions, as they expect to sell certain Partnership real estate properties for gains later in 2008.  The General Partner expects that with time the majority of the loan delinquency problems will clear up favorably to the Partnership, but there can be no assurance that the problems will resolve favorably to the Partnership.  In the meantime, the reduced liquidity may require a reduction in the net income paid to limited partners and the management fees paid to the General Partner in the near term.

Our Results are Subject to Fluctuations in Interest Rates and Other Economic Conditions Which Affect Yields

The Partnership’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.  If the economy is healthy, more people are expected to borrow money to acquire, develop and renovate real property.  As the economy has showed signs of entering a recession, real estate development has slowed.  A continued slowdown in real estate lending may mean the Partnership will have fewer loans to acquire, thus reducing revenues and distributions to partners.

Larger Loans Result in Less Diversity and May Increase Risk

As of December 31, 2007, the Partnership was invested in a total of 72 mortgage loans, with an aggregate face value of $277,375,481.  The average value of those loans was approximately $3,852,000, and the median value was $2,167,000.  There were twelve of such loans with a face value each of 3% or more of the aggregate face value of all loans, and the largest loan had a face value of 8.5% of the aggregate.  The Partnership Agreement permits investment in any single mortgage loan with a face value up to 10% of the total Partnership assets as of the date the loan is made.

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

Foreclosures Create Additional Ownership Risks

The Partnership foreclosed on four loans during the year ended December 31, 2007 with aggregate principal balances totaling $26,202,000 and obtained the properties via the trustee’s sales.  In addition, as of the date of this filing, seven delinquent loans with aggregate principal balances totaling $48,052,000 were in the process of foreclosure.

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

Geographical Concentration of Mortgages May Result in Additional Delinquencies

Northern California real estate secured approximately 35% of the total mortgage loans held by the Partnership as of December 31, 2007. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those.  In addition, 21.7%, 10.2%, 8.5%, 6.6% and 5.1% of total mortgage loans were secured by Southern California, Arizona, Florida, Washington and Colorado real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

Investments in construction and rehabilitation loans may be riskier than loans secured by operating properties

Construction and rehabilitation mortgage loans may be riskier than loans secured by properties with an operating history, because:

•	The application of the loan proceeds to the construction or rehabilitation project must be assured;

•	The completion of planned construction or rehabilitation may require additional financing by the borrower; and

•	Permanent financing of the property may be required in addition to the construction or rehabilitation loan.

As of December 31, 2007, the Partnership’s loan portfolio contains approximately 26% in construction and rehabilitation loans.

Investments in loans secured by leasehold interests may be riskier than loans secured by fee interests in properties

Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and the Partnership’s rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease. As of December 31, 2007, the Partnership’s loan portfolio contained approximately 3% in loans secured by leasehold interests.

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

As of December 31, 2007, the Partnership’s loan portfolio contained 7.7% in second mortgage loans and no third mortgage loans.  As of December 31, 2007, the Partnership was invested in no wraparound mortgage loans.

Loans with Balloon Payments Involve a Higher Risk of Default

A majority of the loans made or invested in by the Partnership (95% as of December 31, 2007) require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

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

Equity or Cash Flow Participation in Loans Could Result in Loss of Secured Position in Loans

The Partnership may obtain participation in the appreciation in value or in the cash flow from a secured property.  If a borrower defaults and claims that this participation makes the loan comparable to equity (like stock) in a joint venture, the Partnership might lose its secured position as lender in the property.  Other creditors of the borrower might then wipe out or substantially reduce the Partnership’s investment.  The Partnership could also be exposed to the risks associated with being an owner of real property.  The Partnership is not presently involved in any such arrangements.

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

Interim Investments, Pending Investment in Suitable Mortgage Loans, Provide Lower Yields

A decrease in lending opportunities to the Partnership can result in an increase in excess cash that must be invested in lower yielding liquid investments. Interest returns on short-term interim investments, pending investment in suitable mortgage loans, are lower than returns on mortgage loans, which may reduce the yield to holders of Partnership Units, depending on how long these non-mortgage investments are held.  In an effort to reduce the amount of excess cash that must be invested in lower yielding investments, the General Partner has chosen to close the Partnership to new contributions from limited partners for periods of time in the past.

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

The General Partner has sole discretion in selecting the mortgage loans to be invested in by the Partnership, so the limited partners have no control over the choice of mortgage loans to be acquired with their invested funds. There are currently only five loan brokers obtaining loans for the Partnership, four employed by the General Partner and one commissioned broker.  If any one of these brokers were to leave the General Partner or become ill for a long period of time, it could impact the amount of new loans originations and the monitoring of existing loans for the Partnership.

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

The Partnership’s compliance with Rule 404 of the Sarbanes-Oxley Act is dependent solely on the General Partner.

The General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f).  As the Partnership has no employees of its own, the Partnership is dependent on the employees and management of the General Partner to establish, maintain and report upon internal control over financial reporting.

Conflicts of Interest Risks

The General Partner and its affiliates are subject to various conflicts of interest in managing the Partnership. The Partnership pays the General Partner substantial fees that are not determined by arms’-length negotiations.

Payment of Fees to General Partner

Acquisition and origination fees to the General Partner are generally payable up front from payments made by third party borrowers.  These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at placement, extension or refinancing of the loan or at the time of final repayment of the loan. Such fees may create a conflict of interest for the General Partner when determining whether particular loans are suitable as investments for the Partnership.  Because the General Partner receives all of these fees, the Partnership’s interests will diverge from those of the General Partner when the General Partner decides whether it should charge the borrower a higher rate of interest on a loan or higher fees.  The General Partner could negotiate higher loan origination fees for itself in exchange for a lower interest rate to the detriment of the Partnership.  The General Partner employs no formal procedures to address this potential conflict of interest and the limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in this situation. Substantial amounts were earned by the General Partner in 2006 and 2007 from loan origination fees.

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

In prior periods, the General Partner has elected to receive less than the maximum management fees it is entitled to pursuant to the Partnership Agreement, which is 2 ¾% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each month.  Because the General Partner has not elected to receive all of the management fees that it was otherwise entitled to receive in all prior periods, the Partnership’s performance (and yield/distributions to limited partners) in those prior periods may be better than the Partnership’s performance in future periods in which the General Partner elects to receive up to the maximum management fees.  In 2007, the General Partner elected to receive a management fee of 0.79%, compared to 2.04% in 2006. The limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in those situations.

General Partner Not Full Time

The Partnership does not have its own officers, directors, or employees.  The General Partner supervises and controls the business affairs of the Partnership, locates investment opportunities for the Partnership and renders certain other services.  The General Partner devotes only such time to the Partnership’s affairs as may be reasonably necessary to conduct its business. The General Partner conducts business as a real estate broker separate from the Partnership.  While the General Partner has investments in various real estate joint ventures where they act as a general partner, member or managing member, it does not act as the general partner or sponsor of any other real estate mortgage investment program.

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

Tax counsel to the Partnership has given its opinion as of May 1, 2007, that under Treasury Regulations adopted in 1996, the Partnership will retain its previous classification as a partnership for tax purposes.  Tax counsel has also given its opinion as of that date that the Partnership will not be classified as a “publicly traded partnership”, taxable as a corporation.

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

There are special considerations that apply to pension or profit sharing plans or IRAs investing in Units.  If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in the Partnership, you could incur liability or subject the plan to taxation if:

•	your investment is not consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is not made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment does not satisfy the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(A)(1)(C) of ERISA;

•	your investment impairs the liquidity of the plan; or

•	your investment produces “unrelated business taxable income” for the plan or IRA.

PART I - Item 2. PROPERTIES

As of December 31, 2007, the Partnership holds title to eleven properties that were acquired through foreclosure (either solely or through its investments in the limited liability companies discussed below) and one property that was purchased and is held within 720 University, LLC (see below). As of December 31, 2007, the total carrying amount of these properties was $53,224,000. Eight of the properties are being held for long-term investment and the remaining four properties are currently being marketed for sale. All of the properties individually have a book value less than 2% of total Partnership assets as of December 31, 2007, other than the property within 720 University, LLC (see below).

•	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.

•	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties acquired through foreclosure (other than within 720 University, LLC- see below).

•
Of the twelve properties held, seven of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment).

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

During the years ended December 31, 2007 and 2006, the Partnership advanced an additional $17,000 and $87,000, respectively, to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $665,000 and $1,183,000, respectively, from collections on notes receivable and sales of condominium units. During the years ended December 31, 2007 and 2006, OLH sold three and five condominium units for total sales proceeds of approximately $656,000 and $1,085,000, respectively, and gain on sale in the total amount of approximately $141,000 and $340,000, respectively.  All condominium units have been sold and the LLC has ceased operations as of December 31, 2007.

The net income to the Partnership from OLH was approximately $231,000 and $317,000 for the years ended December 31, 2007 and 2006, respectively.

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed in August 2007 for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the consolidated balance sheets and income statements of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $500,000 to DarkHorse during the year ended December 31, 2007 for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $202,000 for the year ended December 31, 2007.  Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is co-manager. Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the consolidated balance sheets and income statements of the Partnership.

Dation sold one and six houses and/or lots, respectively, during the years ended December 31, 2007 and 2006 resulting in gain on sale of approximately $10,000 and $49,000, respectively.  Dation repaid $10,000 and $10,000, respectively, of the loan to the Partnership and repaid $25,000 and $153,000, respectively, in OMIF capital contributions during the years ended December 31, 2007 and 2006.  The Partnership advanced an additional $20,000 and $97,000, respectively, to Dation during the years ended December 31, 2007 and 2006.

The net income to the Partnership from Dation was approximately $94,000 and $208,000 during the years ended December 31, 2007 and 2006, respectively.

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

The net income to the Partnership was approximately $197,000 and $225,000 (including depreciation of approximately $610,000 and $556,000) during the years ended December 31, 2007 and 2006, respectively. The minority interest of the joint venture partner of approximately $109,000 and $140,000 as of December 31, 2007 and 2006, respectively, is reported in the Partnership’s consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $14,177,000 and $14,550,000 as of December 31, 2007 and 2006, respectively.

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University, which is secured by the commercial retail property. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015.

Bayview Gardens, LLC

The Partnership was the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004. In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000 (net proceeds of $5,592,000 after selling costs).  The sale resulted in deferred gain of approximately $915,000.  Principal payments on the loan were collected during 2007, resulting in recognition of gain on sale of real estate of approximately $13,000 under the installment method.  The deferred gain was approximately $902,000 as of December 31, 2007. Bayview Gardens, LLC was dissolved in December 2006.

The net loss to the Partnership from Bayview operations was $239,000 (including depreciation of approximately $80,000) for the year ended December 31, 2006.  This amount has been reported as net loss from discontinued operations in the consolidated statements of income as the Partnership believes it has no continuing involvement in the property’s operations.

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

Holders

As of December 31, 2007, 2,515 Limited Partners held 295,979,046 Units of limited partnership interests in the Partnership.

Dividends

The Partnership generally distributes all tax basis net income of the Partnership to Unit holders on a monthly basis.  Partners have the ability to reinvest their distributions into new Units of the Partnership pursuant to the Reinvested Distributions Plan. The Partnership made cash distributions of net income to Limited Partners and the General Partner of approximately $6,956,000 and $6,698,000 during 2007 and 2006, respectively.

It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders on a monthly basis.

Securities Authorized for Issuance under Equity Compensation Plans

None

PART II - Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in this Form 10-K.  Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions including a downturn in the real estate markets where the Partnership has made loans), adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale and investment. At December 31, 2007 the Partnership owned twelve real estate properties, including three within limited liability companies.

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

Real estate held for sale includes real estate acquired through foreclosure and is stated at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

Real estate held for investment includes real estate purchased or acquired through foreclosure (including three properties within consolidated limited liability companies) and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements and amortization of lease commissions is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $2,176,000 and $5,616,000 for the years ended December 31, 2007 and 2006, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $692,000 and $688,000 for the years ended December 31, 2007 and 2006, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $6,485,000 and $5,684,000 on loans originated or extended of approximately $225,785,000 and $176,283,000 for the years ended December 31, 2007 and 2006, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $910,000 and $1,088,000 for the years ended December 31, 2007 and 2006, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $46,000 and $97,000 for the years ended December 31, 2007 and 2006, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $48,000 and $48,000 during the years ended December 31, 2007 and 2006, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2007, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. The carried interest expense charged to the Partnership was $51,000 and $10,000 for the years ended December 31, 2007 and 2006, respectively.

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

The Partnership will originate loans secured by very diverse property types. In addition, the Partnership will occasionally lend to borrowers whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make mortgage loans that are riskier than mortgage loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property collateral, such as with lower loan to value ratios.

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

During 2007, the U.S. economy showed signs of deterioration mostly due to a substantial decline in the housing market, liquidity issues in the lending market and rising gasoline prices. The national unemployment rate has increased from 4.6% in December 2006 to 5.0% in December 2007 while the California unemployment rate has increased over the same period from 5.1% to 6.1%. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 2.9% in 2006 to 2.2% in 2007. The Gross Domestic Product showed an annualized increase of 0.6% in the fourth quarter of 2007. These decreases have occurred even though the Federal Reserve decreased the federal funds rate from 5.25% to 4.25% in 2007.  In addition, the Federal Reserve further reduced this rate an additional 1.25% to 3.0% in January 2008, the biggest one-month rate reduction in a quarter-century in an effort to prevent the economy from slipping into recession.  Further rate cuts by the Federal Reserve may occur in 2008.

Short term interest rates have responded quickly to the decreases in the federal funds rate. However, longer term interest rates have been slower to react. These rate decreases have not had a substantial impact on the rates that the Partnership has charged on its loans. In fact, the weighted average interest rate on Partnership loans increased from 10.68% as of December 31, 2006 to 10.76% as of December 31, 2007.  Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

Loan delinquencies have been rising primarily in the “sub-prime” residential real estate market. The Partnership does not make sub-prime loans and does not make loans for the purchase or refinance of single-family residential properties (the Partnership lends primarily in commercial markets). The Partnership has experienced increased loan delinquencies and foreclosures over the past year.  The General Partner believes that the increase is partially the result of the slowing housing market in California and other parts of the nation as seven of the twenty-four delinquent and past maturity loans as of December 31, 2007 are either residential land or condominium projects. In addition, the Partnership foreclosed on three loans secured partially or fully by residential improved and unimproved land located in California during 2007. Although the General Partner believes that problems in the sub-prime residential mortgage industry have not directly impacted the Partnership and its loan portfolio, it appears that there has been an indirect impact as market values on certain residential real estate have decreased or stabilized.  The General Partner does not believe that any of the Partnership’s delinquent loans will result in loss to the Partnership because the underlying collateral values exceed the Partnership’s basis in the loans. However, delinquencies may continue to increase and it may take some time to work through some of the issues encountered on certain loans. If economic conditions for real estate worsen in 2008 or beyond or if the sub-prime mortgage problem were to spread into the commercial mortgage market, the Partnership could experience a further increase in loan defaults, which would further reduce the liquidity of the Partnership and net income paid to limited partners.

The General Partner believes that Partnership loan delinquencies and foreclosures may continue to rise in the next several months and that this will lead to a reduction in the net income (yield) paid to limited partners.  The General Partner may decide to reduce its management fees during the first part of 2008 to reduce the impact of the yield reductions, as they expect to sell certain Partnership real estate properties for gains later in 2008.  The General Partner expects that with time the majority of the loan delinquency problems will clear up favorably to the Partnership, but there can be no assurance that these problems will resolve favorably to the Partnership.  In the meantime, the reduced liquidity may require a reduction in the net income paid to limited partners and the management fees paid to the General Partner in the near term.

For Partnership loans outstanding as of December 31, 2007, the Partnership had an average loan-to-value ratio of approximately 55%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made.  This low average loan-to-value ratio should assist the Partnership in weathering loan delinquencies and foreclosures should they occur. Nevertheless, no assurance can be given that continuing increases in loan defaults and related foreclosures by the Partnership, accompanied by declines in real estate values, will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2007, 34.7% of loans were secured by real estate in Northern California, while 21.7%, 10.2%, 8.5%, 6.6% and 5.1% were secured by real estate in Southern California, Arizona, Florida, Washington and Colorado, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Year Ended December 31,
	2007	2006
Total revenues	$32,809,785	$33,082,601
Total expenses	11,217,179	10,855,321

Net income from continuing operations	$21,592,606	$22,227,280

Net loss from discontinued operations	—	(239,035)

Net income	$21,592,606	$21,988,245

Net income allocated to limited partners	$21,379,251	$21,770,494

Net income allocated to limited partners per weighted average limited partnership unit	$.07	$.08

Annualized rate of return to limited partners (1)	7.3%	7.6%

Distribution per partnership unit (yield) (2)	7.6%	7.5%

Weighted average limited partnership units	292,164,000	286,915,000

(1)	The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of December 31, 2007 and 2006.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

2007 Compared to 2006

Total Revenues

Interest income on loans secured by trust deeds decreased $1,383,000 (4.8%) during the year ended December 31, 2007, as compared to 2006, primarily due to an increase in the amount of loans greater than ninety days delinquent in payments and the foreclosures experienced by the Partnership during the year.  See “Financial Condition – Loan Portfolio” below.

Gain on sale of real estate increased $607,000 (143.1%) during the year ended December 31, 2007, as compared to 2006, due primarily to the sale of the Gresham, Oregon land resulting in a gain of $773,000, the final three condominiums in Oregon Leisure Homes, LLC resulting in total gains of approximately $141,000 and the sales of three and one lot, respectively, in the manufactured  home parks located in Ione, California and within Dation, LLC resulting in gains of approximately $95,000 and $10,000, respectively, during 2007.  During the year ended December 31, 2006, five condominiums in Oregon Leisure Homes, LLC were sold resulting in total gain of approximately $340,000, one lot in the manufactured home park located in Ione, California was sold for gain of approximately $36,000 and six lots/houses in the manufactured home park in Dation were sold for gain of approximately $49,000 to the Partnership. See “Real Estate Properties Held for Sale and Investment” below.

Total Expenses

Management fees to the General Partner decreased $3,440,000 (61.3%) during the year ended December 31, 2007, respectively, as compared to 2006, due primarily to the loss experienced upon the foreclosure of a Partnership loan in June 2007 and a decrease in interest income on loans secured by trust deeds due to an increase in delinquent loans and foreclosures during the year.  The General Partner chose to decrease its management fee to partially offset a decrease in the yield paid to the limited partners in 2007.  There can be no assurance that the General Partner will continue to do this in the future.

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2007, the management fees would have been $7,614,000 (increase of $5,438,000), which would have reduced net income allocated to limited partners by approximately 25.2% and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.05.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans.  For the years 2004, 2005, 2006 and 2007, the management fees were 2.00%, 2.27%, 2.04% and 0.79% of the average unpaid balance of mortgage loans, respectively.

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

Carried interest to general partner increased $41,000 (404%) during the year ended December 31, 2007 because the General Partner was required to contribute capital to the Partnership and receive the carried interest during those periods pursuant to the Partnership Agreement, as the Partnership accepted additional contributions from existing limited partners beginning in June 2007.

Legal and accounting expenses increased $229,000 (97.9%) during the year ended December 31, 2007, as compared to 2006, primarily due to accounting and consulting expenses incurred in the effort to assess and document the Partnership’s internal controls pursuant to Rule 404 of the Sarbanes-Oxley Act during 2007 and the higher cost of legal and accounting services required as part of the preparation of the Partnership’s various SEC filings.  The Partnership expects to incur further accounting and consulting related fees due to Rule 404 in 2008 and beyond.

Interest expense decreased $84,000 (5.1%) during the year ended December 31, 2007, as compared to 2006, due to a decrease in the usage of the line of credit to invest in loans secured by trust deeds during 2007 as compared to 2006 and a decrease in the interest rate charged on the line of credit during the last quarter of 2007.

The increase in bad debt expense of approximately $681,000 (100%) during the year ended December 31, 2007 is primarily the result of a full allowance recorded on an unsecured receivable during 2007 due to collectability concerns.

The increase in the provision for loan losses of $2,121,000 during the year ended December 31, 2007 was the result of an analysis performed on the loan portfolio. In June 2007, the Partnership foreclosed on a $6,576,000 first mortgage loan and obtained the unimproved residential land located in Madera County, California in the trustee’s sale.  Based on an appraisal obtained at the time of foreclosure, it was determined that the property’s value was less than the book value of the loan resulting in a charge-off against the loan loss allowance of approximately $1,379,000.  The net increase in the general loan loss allowance of $817,000 (net of the charge-off discussed above) was primarily due to an increase in the number and amount of loans delinquent in payments greater than ninety days and an increase in the concentration of loans secured by residential land and condominium conversion projects.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties decreased $238,000 (24.5%) during the year ended December 31, 2007, as compared to 2006, due primarily to additional expenses incurred on real estate foreclosed during 2007, a net loss of approximately $202,000 from the golf course in DarkHorse Golf Club, LLC that was acquired through foreclosure during 2007 and increased expenses incurred on certain of the Partnership’s investment properties and from Dation, LLC and 720 University, LLC. Approximately $326,000 of Dation’s net income during the year ended December 31, 2007 was generated from a FEMA hurricane relief contract (rental of vacant lots in the manufactured home park) that has been extended for the rental of 28 lots at approximately $12,000 per month (subject to 30 day notice of trailer removal) to the end of August 2008.  Thus, unless Dation is able to secure new tenants on these lots or if the FEMA contract is not extended once again, this revenue stream will not continue past August 2008.

Net Loss from Discontinued Operations

Net loss from discontinued operations for the year ended December 31, 2006 is related to the Bayview Gardens, LLC assisted living facility located in Monterey, California, which was sold in June 2006.

Financial Condition

December 31, 2007 and 2006

Loan Portfolio

The number of Partnership mortgage investments remained the same at 72 and the average loan balance increased from $3,474,000 to $3,852,000 between December 31, 2006 and December 31, 2007. The average loan balance in the Partnership’s portfolio has been steadily increasing for several years.

Approximately $40,537,000 (14.6%) and $18,835,000 (7.5%) of the loans invested in by the Partnership were more than ninety days delinquent in monthly payments as of December 31, 2007 and 2006, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $62,031,000 and $55,682,000 as of December 31, 2007 and 2006, respectively (combined total of $102,568,000 and $74,517,000, respectively, that are past maturity and delinquent in payments greater than ninety days). Of the impaired and past maturity loans, approximately $17,617,000 (6.4%) and $0 (0%), respectively, were in the process of foreclosure and approximately $1,600,000 (0.6%) and $8,176,000 (3.3%), respectively, involved loans to borrowers who were in bankruptcy.  The Partnership foreclosed on four loans during the year ended December 31, 2007 with aggregate principal balances totaling approximately $26,202,000 and obtained the properties via the trustee’s sales.  The Partnership foreclosed on no loans during the year ended December 31, 2006.  In January and February 2008, the Partnership began foreclosure proceedings by filing notices of default on three delinquent loans with an aggregate principal balance totaling approximately $30,435,000 as of December 31, 2007.  One of these loans with a principal balance of $435,000 was greater than ninety days delinquent as of December 31, 2007 and two loans with an aggregate principal balance totaling $30,000,000 became greater than ninety days delinquent subsequent to year end.

Loans in the process of foreclosure increased by $17,617,000 between December 31, 2006 and 2007 due to increased delinquencies experienced during 2007.

Loans involving borrowers in bankruptcy as of December 31, 2006 consisted of two loans with an aggregate principal balance of $8,176,000.  One of the loans with a principal balance of $1,600,000 is still in bankruptcy as of December 31, 2007 and the other loan with a principal balance of $6,576,000 was foreclosed on by the Partnership and the property obtained via the trustee’s sale in June 2007.

Of the total past maturity loans as of December 31, 2007, two loans with an aggregate principal balance totaling $2,943,000 were paid off in full, one loan with a principal balance of $4,144,000 was rewritten (thereby extending the maturity date of the loan) and one loan with a principal balance of $2,635,000 had the maturity date extended subsequent to year end.

As of December 31, 2007 and 2006, the Partnership held the following types of mortgages:
	2007	2006
By Property Type:
Commercial	$151,435,333	$112,355,502
Condominiums	81,327,519	61,110,134
Apartments	7,903,750	11,416,257
Single family homes (1-4 units)	336,870	650,000
Improved and unimproved land	36,372,009	64,611,738
	$277,375,481	$250,143,631
By Deed Order:
First mortgages	$255,962,228	$231,040,770
Second mortgages	21,413,253	19,102,861
	$277,375,481	$250,143,631

As of December 31, 2007 and 2006, approximately 35% and 45% of the Partnership’s mortgage loans were secured by real property in Northern California.

The Partnership’s investment in loans increased by $27,232,000 (10.8%) during the year ended December 31, 2007 as a result of loan originations in excess of loan payoffs during 2007.

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

Changes in the allowance for loan losses for the years ended December 31, 2007 and 2006 were as follows:
	2007	2006
Balance, beginning of period	$4,225,000	$4,150,000
Provision	2,195,515	75,000
Recovery of bad debts	—	—
Charge-off	(1,378,515)	—
Balance, end of period	$5,042,000	$4,225,000

Real Estate Properties Held for Sale and Investment

As of December 31, 2007, the Partnership held title to twelve properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of approximately $53,224,000 (including properties held in three limited liability companies), net of accumulated depreciation and amortization of $3,092,000. The Partnership foreclosed on four loans during the year ended December 31, 2007 with aggregate principal balances totaling $26,202,000 and obtained the underlying properties via the trustee’s sales (see below). No properties were acquired through foreclosure during 2006. As of December 31, 2007, properties held for sale total $10,572,000 and properties held for investment total $42,651,000 (including properties held in three limited liability companies). When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Five of the Partnership’s twelve properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $2,526,000 to $3,236,000 (28.1%) for the years ended December 31, 2006 and 2007, respectively, and revenues associated with these properties have increased from $3,494,000 to $3,967,000 (13.5%), thus generating a net income from real estate properties of $731,000 during the year ended December 31, 2007 (compared to $968,000 during 2006).

Changes in the allowance for real estate losses for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of year	$405,388	$660,000
Provision	—	—
Recovery for real estate sold	(405,388)	(254,612)
Balance, end of year	$—	$405,388

The recovery of losses on real estate held for sale in 2007 relates to the sales of condominium units in Oregon Leisure Homes, LLC (OLH) and the reversal of the $250,000 allowance for the undeveloped land located in Gresham, Oregon due to the recovery of the original cost of the property pursuant to a sale which closed in 2007.  Of the total recovery amount, $56,164 was included in gain on sale of real estate (for a condominium unit sold in OLH) and $349,224 was recorded as recovery of losses on real estate properties.  In addition, an impairment loss of $400,000 was recorded on the Sacramento building during 2007, resulting in a net loss on real estate properties of $50,776. The recovery for real estate sold in 2006 relates to the sales of condominium units in OLH.  Of the total recovery amount, $211,553 was recorded as gain on sale of real estate and $43,059 was recorded as recovery of losses on real estate properties.

2007 Foreclosure and Sales Activity

During the year ended December 31, 2007, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Madera County, California in the amount of approximately $6,576,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as a result of the foreclosure (such as legal and foreclosure fees and delinquent property taxes) in the total amount of approximately $253,000 were capitalized to the basis in the property (total of approximately $6,829,000).  At the time of foreclosure, an appraisal was obtained that valued the property at $5,450,000, thus, resulting in a charge-off against the allowance for loan losses of approximately $1,379,000. This property is classified as held for investment because it is not currently being marketed for sale and it will likely take longer than one year to obtain the entitlements on the land and complete a sale.

During the year ended December 31, 2007, the Partnership foreclosed on a $3,268,000 first mortgage loan secured by a mixed-use retail building in the process of rehabilitation located in Sacramento, California and unimproved land located in Marysville, California and obtained the properties via the trustee’s sale. The unimproved land located in Marysville was transferred to real estate held for investment during the fourth quarter of 2007 as the property is not currently being marketed for sale and a sale will likely not be completed in the next year.  The Partnership recorded an impairment on the Sacramento building in the amount of $400,000 during the fourth quarter of 2007 pursuant to a sales contract executed in February 2008.  The building is classified as held for sale as the sale is expected to be completed in the first quarter of 2008.

During the year ended December 31, 2007, the Partnership foreclosed on two first mortgage loans in the total amount of approximately $16,358,000 secured by 75 improved, residential lots and a golf course located in Auburn, California and obtained the properties via the trustee’s sales. The golf course was transferred to DarkHorse Golf Club, LLC at the time of foreclosure (see below). The 75 improved, residential lots were transferred by the Partnership to a new wholly owned limited liability company in February 2008. These properties are classified as held for investment as it is unlikely that sales will be completed within the next year.

During the year ended December 31, 2007, three lots located in the manufactured home subdivision development located in Ione, California (that were acquired by the Partnership through foreclosure in 1997) were sold for $138,000, resulting in total gain to the Partnership of approximately $95,000.

During the year ended December 31, 2007, the Partnership sold the undeveloped land located in Gresham, Oregon for net sales proceeds of approximately $2,397,000 resulting in gain on sale of approximately $773,000.

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

During the year ended December 31, 2007 and 2006, the Partnership advanced an additional $17,000 and $87,000, respectively, to OLH for continued operation and marketing of the condominium units and received repayment of advances of $665,000 and $1,183,000, respectively, from sales of condominium units and collections on notes receivable. During the years ended December 31, 2007 and 2006, OLH sold three and five condominium units, respectively, for total net sales proceeds of approximately $656,000 and $1,085,000, respectively, resulting in gain on sale of approximately $141,000 and $340,000, respectively.  The net income to the Partnership from OLH was approximately $231,000 and $317,000 for the years ended December 31, 2007 and 2006, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the general manager pursuant to an amendment to the Operating Agreement executed in October 2007. Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the consolidated balance sheets and income statements of the Partnership.

Dation sold one and six lots and/or houses, respectively, during the years ended December 31, 2007 and 2006, resulting in total gain on sale of approximately $10,000 and $49,000, respectively.  Dation repaid $10,000 and $10,000, respectively, of the loan to the Partnership and repaid $25,000 and $153,000, respectively, of Partnership capital contributions during the years ended December 31, 2007 and 2006. The Partnership advanced an additional $20,000 and $97,000 to Dation during the years ended December 31, 2007 and 2006, respectively.

The net income to the Partnership from Dation was approximately $94,000 and $208,000 during the years ended December 31, 2007 and 2006, respectively.

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed in August 2007 for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the consolidated balance sheets and income statements of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $500,000 to DarkHorse during the year ended December 31, 2007 for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $202,000 for the year ended December 31, 2007.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the consolidated balance sheets and income statements of the Partnership.

The net income to the Partnership was approximately $197,000 and $225,000 (including depreciation and amortization totaling approximately $610,000 and $556,000) during the years ended December 31, 2007 and 2006, respectively. The minority interest of the joint venture partner of approximately $109,000 and $140,000 as of December 31, 2007 and 2006, respectively, is reported in the consolidated balance sheets of the Partnership. The Partnership’s investment in 720 University real property was approximately $14,177,000 and $14,550,000 as of December 31, 2007 and 2006, respectively.

Bayview Gardens, LLC

The Partnership was the sole member of a limited liability company, Bayview Gardens, LLC (Bayview), which operated an assisted living facility located in Monterey, California obtained by the Partnership via a deed in lieu of foreclosure on a first mortgage loan in June 2004. In June 2006, the facility was sold for cash of $575,000 and a note secured by the property in the amount of $5,025,000 (net proceeds of $5,592,000 after selling costs).  The sale resulted in deferred gain of approximately $915,000.  Principal payments on the loan were collected during the year ended December 31, 2007, resulting in recognition of gain on sale of real estate of approximately $13,000 under the installment method. The deferred gain was approximately $902,000 as of December 31, 2007.  Bayview Gardens, LLC was dissolved in December 2006.

The net loss to the Partnership from Bayview operations was $239,000 for the year ended December 31, 2006.  This amount has been reported as net loss from discontinued operations in the consolidated statements of income as the Partnership believes that it has no continuing involvement in the property’s operations.

Cash and Cash Equivalents

Cash and cash equivalents decreased from approximately $23,284,000 as of December 31, 2006 to approximately $9,159,000 as of December 31, 2007 ($14,125,000 or 60.7%) due primarily to a decrease in loan payoffs during 2007 while loan originations remained at approximately the same level as 2006.

Interest and Other Receivables

Interest and other receivables increased from approximately $3,989,000 as of December 31, 2006 to $5,505,000 as of December 31, 2007 ($1,516,000 or 38.0%), due primarily to increased loan delinquencies experienced during 2007 (amounts ninety days or less accrued) and an increase in loans secured by trust deeds of approximately 10.9% between December 31, 2006 and 2007.  This increase was partially offset by a decrease in other receivables as a result of a full allowance recorded on an unsecured receivable during 2007 due to collectability concerns.

Due to General Partner

Due to General Partner increased from approximately $231,000 as of December 31, 2006 to $2,278,000 as of December 31, 2007 ($2,047,000 or 884%), due primarily to increased accrued management fees for the months of November and December 2007 as compared to November and December 2006 primarily as a result of past due interest collected on seven loans of approximately $2,000,000 at the end of 2007. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $727,000 as of December 31, 2006 to $972,000 as of December 31, 2007 ($245,000 or 33.8%), due primarily to accrued interest on the Partnership’s line of credit as of December 31, 2007 (the line of credit was not utilized at the end of 2006) and liabilities incurred in the new DarkHorse Golf Club, LLC (related property acquired through foreclosure during 2007).

Line of Credit Payable

Line of credit payable increased from no balance outstanding as of December 31, 2006 to $27,432,000 as of December 31, 2007 due to use of the line of credit to fund new loan originations at the end of 2007.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2007, management believes that the allowance for loan losses of $5,042,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of December 31, 2007, six loans totaling $40,537,000 were delinquent in monthly payments greater than ninety days and are no longer accruing interest. Three of these loans totaling $3,335,000 were past maturity as of December 31, 2007. In addition, eighteen loans totaling $62,031,000 were also past maturity but current in monthly payments as of December 31, 2007 (combined total of $102,568,000 in loans that are past maturity and delinquent in payments greater than ninety days). The Partnership recorded a charge-off against the allowance for loan losses of approximately $1,379,000 for a foreclosed loan during the year ended December 31, 2007 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $2,196,000 for losses that are estimated to have likely occurred, which resulted in a net increase to the allowance of approximately $817,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of December 31, 2007, the Partnership held four Construction Loans totaling approximately $13,274,000 and had commitments to disburse an additional $4,801,000 on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of December 31, 2007, the Partnership held fourteen Rehabilitation Loans totaling approximately $59,738,000 and had commitments to disburse an additional $12,086,000 on Rehabilitation Loans.

Liquidity and Capital Resources

During the year ended December 31, 2007, cash flows provided by operating activities approximated $23,386,000. Investing activities used approximately $51,310,000 of net cash during the year, as approximately $172,292,000 was used for investing in loans, net of approximately $118,859,000 received from the payoff or sale of loans. Approximately $13,799,000 was provided by financing activities, as $27,432,000 of cash was advanced from the Partnership’s line of credit and approximately $11,869,000 of cash was received from the sale of Partnership units, net of approximately $25,502,000 that was distributed to limited partners in the form of income distributions and capital withdrawals.

Sales of Units to investors, reinvestment of limited partner distributions, portfolio loan payoffs, and advances on the Partnership’s line of credit provide the capital for new mortgage investments. If general market interest rates were to increase substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In addition, an increase in delinquencies on Partnership loans (including an increase in loans past maturity) could also have the effect of reducing liquidity which could reduce the cash available to invest in new loans and distribute to limited partners.  In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments.

Limited partner capital increased by approximately $7,846,000 during the year ended December 31, 2007. With the exception of the reinvestment of distributions, the Partnership had been closed to most new limited partner investments since September 2001 because there were not enough suitable mortgage investments to allow the Partnership to remain fully invested in loans for a sustained period of time. However, beginning in June 2007, the Partnership reopened to new contributions from existing investors only on a limited basis.  The Partnership received new limited partner contributions of approximately $11,767,000 for the year ended December 31, 2007 as compared to $121,000 for the year ended December 31, 2006.  Reinvested distributions from limited partners electing to reinvest were $15,527,000 and $15,143,000 for the years ended December 31, 2007 and 2006, respectively. Limited partner withdrawals were $18,547,000 for the year ended December 31, 2007 as compared to $13,508,000 for the year ended December 31, 2006. Limited partner withdrawal percentages have been 3.32%, 4.42%, 4.47%, 4.29%, 4.70% and 6.34% for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership relies upon its line of credit to fund loans from time to time. The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of three banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. There was $27,432,000 outstanding on the line of credit as of December 31, 2007. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of December 31, 2007. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the

General Partner would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the Partnership.

As of December 31, 2007, the Partnership has commitments to advance additional funds to borrowers of Construction and Rehabilitation Loans in the total amount of approximately $16,887,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2008. The source of funds to fulfill these commitments will be from payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

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

PART II - Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of December 31, 2007, which is the end of the period covered by this annual report on Form 10-K, the Partnership’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the course of the general evaluation of the Partnership’s internal controls and the 2007 close process, five significant deficiencies in the design and operation of internal controls were identified.  The Partnership has addressed and is now in the process of remediating such deficiencies.

Management’s Report on Internal Control Over Financial Reporting

The General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the General
Partner’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. The General Partner’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

PART II - Item 9B. OTHER INFORMATION

There was no information required to be filed in a Form 8-K during the fourth quarter of 2007.

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

The General Partner had a net worth of approximately $55,000,000 on December 31, 2007. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

•
William C. Owens – Mr. Owens, age 57, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

•
Bryan H. Draper – Mr. Draper, age 50, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the Board of Directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

•
William E. Dutra – Mr. Dutra, age 45, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

•
Andrew J. Navone – Mr. Navone, age 51, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

•
Melina A. Platt – Ms. Platt, age 41, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2007. Such fees were established by the General Partner and were not determined by arms-length negotiation.

	Year Ended
	December 31, 2007
		Maximum
Form of Compensation	Actual	Allowable
Paid by the Partnership:
Management Fees	$2,176,000	$7,614,000
Servicing Fees	692,000	692,000
Carried Interest	51,000	51,000
Subtotal	$2,919,000	$8,357,000

Paid by Borrowers:
Acquisition and Origination Fees	$6,485,000	$6,485,000
Late Payment Charges	910,000	910,000
Miscellaneous Fees	46,000	46,000
Subtotal	$7,441,000	$7,441,000

Grand Total	$10,360,000	$15,798,000

Reimbursement by the Partnership of Other Expenses	$48,000	$48,000

PART III - Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,983,000 units (1.3%) of the Partnership as of December 31, 2007. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

PART III - Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The affairs of the Partnership are managed by the General Partner pursuant to the terms of the Partnership Agreement. The Partnership engages in a variety of transactions with the General Partner which are reviewed by the officers of the General Partner to ensure they are permitted by the terms of the Partnership Agreement.

Management Fee

The General Partner is entitled to receive from the Partnership a management fee of up to 2 ¾ % per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership.  The amount of management fees to the General Partner for the year ended December 31, 2007 was approximately $2,176,000.

Servicing Fee

All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner receives up to .25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2007 was approximately $692,000.

Carried Interest

The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2007, the General Partner had made total cash capital contributions of $1,496,000 to the Partnership. During 2007, the Partnership incurred carried interest expense of $51,000.

Reimbursement of Other Expenses

The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement).  During 2007, the Partnership reimbursed the General Partner for expenses in the amount of $48,000.

Loan Participated with General Partner

During the first quarter of 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan secured by a condominium complex (in the process of conversion and renovation) located in Miami, Florida and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan and shall first receive their share of interest in the loan prior to any other co-lender and next shall receive their share of principal in the loan prior to any other co-lender in the loan (after any protective advances made are reimbursed to the co-lenders on a pro-rata basis).  The servicer of the loan is one of the co-lenders (the “Lead Lender”) and the Partnership receives the payments on the loan from the Lead Lender. As of December 31, 2007, the borrower is in default of the loan documents and management of the project has been assumed by the Lead Lender. As of December 31, 2007, the Partnership had funded $382,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property and funded an additional $213,000 subsequent to year end. The Partnership also received reimbursement of its pro-rata share of protective advances of $344,000 subsequent to year end. As of December 31, 2007, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively, as $6,517,000 and $2,172,000, respectively, of principal has been repaid. During 2007, the Partnership and General Partner have collected interest income of $1,604,000 and $535,000, respectively.

Second Deeds of Trust Held by General Partner

As of December 31, 2007, the General Partner held a second deed of trust in the total amount of approximately $727,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $210,000 of the General Partner’s loan was funded to the borrower and the remaining $517,000 is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. During 2007, the Partnership and General Partner collected interest income of $231,000 and $0, respectively

In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Acquisition and Origination Fees

Acquisition and origination fees, also called loan fees, mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2007, the General Partner earned acquisition and origination fees on Partnership loans in the amount of $6,485,000, on loans originated or extended of approximately $225,785,000.  Of this amount, $560,000 were back-end fees that will not be collected by the General Partner until either some future date or when the related loans are paid in full.

Late Payment Charges

Pursuant to the Partnership Agreement, the General Partner receives all late payment charges, including additional interest and late payment fees, from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by the General Partner for such charges totaled approximately $910,000 for the year ended December 31, 2007.

Deed of Trust Held by President of General Partner

During the first quarter of 2007, William C. Owens, President of the General Partner, funded a $600,000 second deed of trust secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,400,000 at an interest rate of 11% per annum.  The President of the General Partner has collected approximately $57,000 in interest income since the loan was originated. The interest rate on the President’s loan is 12% per annum. Both of these loans were paid off in full in February 2008.

PART III - Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2007	2006

Audit Fees	$116,946	$127,172

Audit-Related Fees (1)	10,659	8,464

Tax Fees (2)	70,152	62,136

All Other Fees	—	—

Total	$197,757	$197,772

(1) Audit-related fees include fees paid to Grant Thornton LLP, the former principal accountant, for their opinions and consents on the 2005 and 2006 audited consolidated financial statements and Post-Effective Amendments to Form S-11.

(2)  Tax fees include services for tax research and compliance, tax planning and advice, and tax return preparation paid to Grant Thornton LLP.

Before the accountant is engaged by the Partnership to render audit or non-audit services, the engagement is approved by the Board of Directors of the General Partner. All of the services listed above were approved by the Board of Directors of the General Partner of the Partnership.

PART IV - Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits:
3
Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 filed May 1, 2007 and declared effective on May 9, 2007.

	3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*
	3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*
	3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*
	3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*
	3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*
	3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1998***
Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999***
4.1
Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 filed May 1, 2007 and declared effective on May 9, 2007.

4.2
Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 filed May 1, 2007 and declared effective on May 9, 2007.

	10.1	Credit Agreement By and Among Owens Mortgage Investment Fund, California Bank & Trust, As Agent, and the Lenders Parties Thereto Dated as of August 31, 2001**
Modification to Credit Agreement as of February 28, 2002**
Second Modification to Credit Agreement as of August 16, 2002**
Modification to Credit Agreement as of July 31, 2003**
Modification to Credit Agreement as of July 31, 2005**
Modification to Credit Agreement as of September 30, 2005**
Modification to Credit Agreement as of February 9, 2006**
Modification to Credit Agreement as of August 15, 2006**
Modification to Credit Agreement as of February 23, 2007**
Modification to Credit Agreement dated July 20, 2007****
	31.1	Section 302 Certification of General Partner Chief Executive Officer
	31.2	Section 302 Certification of General Partner Chief Financial Officer
	32	Certification Pursuant to U.S.C. 18 Section 1350
*Previously filed under Amendment No. 3 to Registration Statement No. 333-69272 and incorporated herein by this reference.
** Previously filed under Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by this reference.
***Previously filed under Amendment No. 7 to Registration Statement No. 333-69272 and incorporated herein by this reference.
****Previously filed under Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by this reference.

(b)	Exhibits:
3
Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 filed May 1, 2007 and declared effective on May 9, 2007.

	3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*
	3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*
	3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*
	3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*
	3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*
	3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1998***
Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999***
4.1
Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Post-Effective Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 filed May 1, 2007 and declared effective on May 9, 2007.

4.2
Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to Post-Effective Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 filed May 1, 2007 and declared effective on May 9, 2007.

	10.1	Credit Agreement By and Among Owens Mortgage Investment Fund, California Bank & Trust, As Agent, and the Lenders Parties Thereto Dated as of August 31, 2001**
Modification to Credit Agreement as of February 28, 2002**
Second Modification to Credit Agreement as of August 16, 2002**
Modification to Credit Agreement as of July 31, 2003**
Modification to Credit Agreement as of July 31, 2005**
Modification to Credit Agreement as of September 30, 2005**
Modification to Credit Agreement as of February 9, 2006**
Modification to Credit Agreement as of August 15, 2006**
Modification to Credit Agreement as of February 23, 2007**
Modification to Credit Agreement dated July 20, 2007****
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

Dated: March 12, 2008		OWENS MORTGAGE INVESTMENT FUND
a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: March 12, 2008	By:	/s/ William C. Owens
William C. Owens, Director, Chief Executive Officer and President

Dated: March 12, 2008	By:	/s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Financial Officer and Secretary

Dated: March 12, 2008	By:	/s/ William E. Dutra
William E. Dutra, Director and Senior Vice President

Dated: March 12, 2008	By:	/s/ Melina A. Platt
Melina A. Platt, Controller

Report of Independent Registered Public Accounting Firm

The Partners
Owens Mortgage Investment Fund

We have audited the accompanying consolidated balance sheets of Owens Mortgage Investment Fund as of December 31, 2007 and 2006 and the related consolidated statements of income, partners’ capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule IV is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Moss Adams LLP

San Francisco, California
March 11, 2008

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

December 31,

Assets	2007	2006

Cash and cash equivalents	$9,159,033	$23,283,770
Restricted cash	1,000,000	1,000,000
Loans secured by trust deeds, net of allowance for losses of $5,042,000 in 2007 and $4,225,000 in 2006	272,333,481	245,918,631
Interest and other receivables, net of allowance for doubtful receivable of $674,679 in 2007	5,504,698	3,988,644
Vehicles and equipment, net of accumulated depreciation of $10,267 in 2007	310,245	—
Real estate held for sale, net of allowance for losses of $0 in 2007 and $405,388 in 2006	10,572,237	12,754,703
Real estate held for investment, net of accumulated depreciation and amortization of $3,091,919 in 2007 and $2,345,871 in 2006	42,651,415	16,945,692

	$341,531,109	$303,891,440

Liabilities and Partners’ Capital

Liabilities:
Accrued distributions payable	$594,620	$573,908
Due to general partner	2,278,330	231,439
Accounts payable and accrued liabilities	972,011	726,525
Deferred gain	902,009	914,905
Note payable	10,500,000	10,500,000
Line of credit payable	27,432,000	—

Total liabilities	42,678,970	12,946,777

Minority interest	108,509	140,385

Partners’ capital (units subject to redemption):
General partner	2,960,604	2,866,930
Limited partners
Authorized 500,000,000 units outstanding in 2007 and 2006; 530,083,924 and 502,775,602 units issued and 295,979,046 and 288,133,368 units outstanding in 2007 and 2006, respectively	295,783,026	287,937,348

Total partners’ capital	298,743,630	290,804,278

	$341,531,109	$303,891,440

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Income

Years Ended December 31,

	2007	2006

Revenues:
Interest income on loans secured by trust deeds	$27,307,578	$28,690,590
Gain on sale of real estate, net	1,031,933	424,576
Rental and other income from real estate properties	3,966,885	3,494,058
Other income	503,389	473,377

Total revenues	32,809,785	33,082,601

Expenses:
Management fees to general partner	2,176,099	5,616,282
Servicing fees to general partner	692,158	688,121
Carried interest to general partner	51,391	10,191
Administrative	48,000	48,000
Legal and accounting	462,164	233,511
Rental and other expenses on real estate properties	3,236,493	2,525,764
Interest expense	1,554,482	1,638,240
Minority interest	14,396	16,843
Other	54,821	46,428
Bad debt expense	680,884	—
Provision for loan losses	2,195,515	75,000
Losses (recovery of losses) on real estate properties, net	50,776	(43,059)

Total expenses	11,217,179	10,855,321

Net income from continuing operations	$21,592,606	$22,227,280

Net loss from discontinued operations	—	(239,035)

Net income	$21,592,606	$21,988,245

Net income allocated to general partner	$213,355	$217,751

Net income allocated to limited partners	$21,379,251	$21,770,494

Net income allocated to limited partners per weighted average limited partnership unit	$0.07	$0.08

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

Years Ended December 31,

	General	Limited partners		Total Partners’
	partner	Units	Amount	capital

Balances, December 31, 2005	$2,845,429	286,263,854	$286,067,834	$288,913,263

Net income	217,751	21,770,494	21,770,494	21,988,245
Sale of partnership units	20,382	121,000	121,000	141,382
Partners’ withdrawals	—	(13,507,911)	(13,507,911)	(13,507,911)
Partners’ distributions	(216,632)	(6,514,069)	(6,514,069)	(6,730,701)

Balances, December 31, 2006	$2,866,930	288,133,368	$287,937,348	$290,804,278

Net income	213,355	21,379,251	21,379,251	21,592,606
Sale of partnership units	102,782	11,766,823	11,766,823	11,869,605
Partners’ withdrawals	—	(18,546,530)	(18,546,530)	(18,546,530)
Partners’ distributions	(222,463)	(6,753,866)	(6,753,866)	(6,976,329)

Balances, December 31, 2007	$2,960,604	295,979,046	$295,783,026	$298,743,630

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

Years ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$21,592,606	$21,988,245
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(1,031,933)	(424,576)
Gain on sale of property of discontinued operations	—	(4,048)
Provision for loan losses	2,195,515	75,000
Losses (recovery of losses) on real estate properties, net	50,776	(43,059)
Bad debt expense	680,884	—
Depreciation and amortization	722,939	728,260
Changes in operating assets and liabilities:
Interest and other receivables	(3,117,184)	(739,764)
Accounts payable and accrued liabilities	245,486	(331,626)
Due to general partner	2,046,891	(69,849)
Interest payable to general partner	—	27,223
Net cash provided by operating activities	23,385,980	21,205,806

Cash flows from investing activities:
Investment in loans secured by trust deeds	(172,292,085)	(175,713,928)
Principal collected on loans	106,509,976	184,006,555
Sales of loans to third parties	12,348,525	23,000,000
Investment in real estate properties	(729,089)	(987,624)
Net proceeds from disposition of real estate properties	3,204,886	2,017,796
Purchases of vehicles and equipment	(320,512)	—
Minority interest in limited liability company	(31,876)	(19,557)
Net cash (used in) provided by investing activities	(51,310,175)	32,303,242

Cash flows from financing activities
Proceeds from sale of partnership units	11,869,605	141,382
Advances on (repayments of) line of credit payable	27,432,000	(16,300,000)
Partners’ cash distributions	(6,955,617)	(6,697,777)
Partners’ capital withdrawals	(18,546,530)	(13,507,911)
Net cash provided by (used in) financing activities	13,799,458	(36,364,306)

Net (decrease) increase in cash and cash equivalents	(14,124,737)	17,144,742

Cash and cash equivalents at beginning of year	23,283,770	6,139,028

Cash and cash equivalents at end of year	$9,159,033	$23,283,770

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,471,707	$1,610,249

See notes 3, 4 and 5 for supplemental disclosure of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 295,979,046 and 288,133,368 as of December 31, 2007 and 2006, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies located in Oregon, Louisiana, Colorado and California (see Notes 4 and 5). All significant inter-company transactions and balances have been eliminated in consolidation.

Certain reclassifications not affecting net income have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.

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

December 31, 2007 and 2006

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

SFAS 160

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The Partnership does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial position or results of operations.

Loans Secured by Trust Deeds

Loans secured by trust deeds are stated at the principal amount outstanding. The Partnership’s portfolio consists primarily of commercial real estate loans generally collateralized by first and second deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected.  Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

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

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The allowance consists of specific, general and unallocated components.  For the specific component, an allowance is established on an impaired loan when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses, such as economic developments or natural disasters that surface or occur between the time management estimates credit losses and the date of the financial statements. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than 90 days. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral, if collateral dependent.

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

Vehicles and Equipment

Depreciation of vehicles and equipment owned by DarkHorse Golf Club, LLC is provided on the straight-line method over their estimated useful lives (5 years).

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

December 31, 2007 and 2006

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

NOTE 3 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of December 31, 2007 and 2006 are as follows:

	2007	2006
By Property Type:
Commercial	$151,435,333	$112,355,502
Condominiums	81,327,519	61,110,134
Apartments	7,903,750	11,416,257
Single family homes (1-4 Units)	336,870	650,000
Improved and unimproved land	36,372,009	64,611,738
	$277,375,481	$250,143,631
By Deed Order:
First mortgages	$255,962,228	$231,040,770
Second mortgages	21,413,253	19,102,861
	$277,375,481	$250,143,631

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of December 31, 2007 and 2006, the Partnership held Construction Loans totaling approximately $13,274,000 and $61,514,000, respectively, and had commitments to disburse an additional $4,801,000 and $2,789,000, respectively, on Construction Loans.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of December 31, 2007 and 2006, the Partnership held Rehabilitation Loans totaling approximately $59,738,000 and $35,809,000, respectively, and had commitments to disburse an additional $12,086,000 and $15,194,000, respectively, on Rehabilitation Loans.

Scheduled maturities of loans secured by trust deeds as of December 31, 2007 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2007 (past maturity)	$63,765,696	$1,600,000	$65,365,696
2008	129,299,924	—	129,299,924
2009	56,741,500	—	56,741,500
2010	1,950,000	53,527	2,003,527
2011	1,100,000	—	1,100,000
2012	—	—	—
Thereafter (through 2017)	813,410	22,051,424	22,864,834
	$253,670,530	$23,704,951	$277,375,481

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (3.34%, 3.45% and 4.04%, respectively, as of December 31, 2007), the prime rate (7.25% as of December 31, 2007) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (4.07% and 3.45%, respectively, as of December 31, 2007) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The following is a schedule by geographic location of loans secured by trust deeds as of December 31, 2007 and 2006:
	December 31, 2007 Balance	Portfolio Percentage	December 31, 2006 Balance	Portfolio Percentage
Arizona	$28,245,574	10.18%	$29,382,542	11.75%
California	156,449,351	56.41%	141,737,933	56.66%
Colorado	13,999,414	5.05%	14,000,000	5.60%
Florida	23,482,581	8.47%	—	—
Hawaii	1,300,000	0.47%	1,300,000	0.52%
Idaho	3,568,290	1.29%	3,245,264	1.30%
Nevada	1,253,209	0.45%	19,534,922	7.81%
New York	9,420,000	3.40%	—	—
Oregon	86,870	0.03%	—	—
Pennsylvania	1,650,071	0.59%	—	—
Tennessee	10,547,470	3.80%	7,769,947	3.11%
Texas	2,635,000	0.95%	2,635,000	1.05%
Utah	4,143,751	1.49%	13,516,257	5.40%
Virginia	2,230,000	0.80%	2,230,000	0.89%
Washington	18,363,900	6.62%	14,791,766	5.91%
	$277,375,481	100.00%	$250,143,631	100.00%

As of December 31, 2007 and 2006, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 35% ($96,247,000) and 45% ($111,237,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

During the years ended December 31, 2007 and 2006, the Partnership refinanced loans totaling $11,124,000 and $16,500,000, respectively, thereby extending the maturity dates of such loans.

As of December 31, 2007 and 2006, $264,289,000 (95.3%) and $237,118,000 (94.8%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Most of the Partnership’s loans contain balloon payments at their maturity date, meaning that a lump sum payment of principal is due at the maturity date. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and accrued interest are referred to as “past maturity loans”. As of December 31, 2007 and 2006, the Partnership had twenty-one and thirteen past maturity loans totaling approximately $65,366,000 and $58,582,000, respectively.

As of December 31, 2007 and 2006, the Partnership had six and eight impaired loans, respectively, that were delinquent in payments greater than ninety days totaling approximately $40,537,000 and $18,835,000, respectively. This included three and two matured loans totaling $3,335,000 and $2,900,000, respectively. In addition, eighteen and eleven loans totaling approximately $62,031,000 and $55,682,000, respectively, were past maturity but current in monthly payments as of December 31, 2007 and 2006, respectively (combined total of delinquent loans of $102,568,000 and $74,517,000, respectively). Of the impaired and past maturity loans, approximately $17,617,000 and $0, respectively, were in the process of foreclosure and $1,600,000 and $8,176,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2007 and 2006. The Partnership foreclosed on four loans during the year ended December 31, 2007 with aggregate principal balances totaling $26,202,000 and obtained the properties via the trustee’s sales.

In January and February 2008 (subsequent to year end), the Partnership began foreclosure proceedings by filing notices of default on three delinquent loans with an aggregate principal balance totaling approximately  $30,435,000 as of December 31, 2007.  One of these loans with a principal balance of $435,000 was greater than ninety days delinquent as of December 31, 2007 and two loans with an aggregate principal balance totaling $30,000,000 became greater than ninety delinquent subsequent to year end.

Of the total past maturity loans as of December 31, 2007, two loans with an aggregate principal balance totaling $2,943,000 were paid off in full, one loan with a principal balance of $4,144,000 was rewritten (thereby extending the maturity date of the loan) and one loan with a principal balance of $2,635,000 had the maturity date extended subsequent to year end.

As of December 31, 2006, the Partnership participated in one loan with a principal balance of $18,670,000 with an unrelated mortgage investment group (the “Lead Lender”) that originated the loan with the borrower. During the year ended December 31, 2007, the Partnership received partial repayment of this loan in the amount of approximately $6,321,000 and sold the remaining principal balance of approximately $12,349,000 to the Lead Lender. During the year ended December 31, 2006, the Partnership sold full interests in four loans at their face values to unrelated parties in the total amount of $23,000,000. The sales of these loans resulted in no gain or loss in the accompanying consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan secured by a condominium complex (in the process of conversion and renovation) located in Miami, Florida and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan and shall first receive their share of interest in the loan prior to any other co-lender and next shall receive their share of principal in the loan prior to any other co-lender in the loan (after any protective advances made are reimbursed to the co-lenders on a pro-rata basis).  The servicer of the loan is one of the co-lenders (the “Lead Lender”) and the Partnership receives the payments on the loan from the Lead Lender. As of December 31, 2007, the borrower is in default of the loan documents and management of the project has been assumed by the Lead Lender. As of December 31, 2007, the Partnership had funded $382,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property and funded an additional $213,000 subsequent to year end. The Partnership also received reimbursement of its pro-rata share of protective advances of $344,000 subsequent to year end. As of December 31, 2007, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.  Due to the underlying collateral value and the Partnership’s and General Partner’s senior position over the other co-lenders in the loan, management of the General Partner does not believe that the Partnership will incur a loss related to this loan.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $39,434,000 and $20,155,000 as of December 31, 2007 and 2006, respectively. Interest income recognized on impaired loans during the years ended December 31, 2007 and 2006 was approximately $6,127,000 and $2,340,000, respectively.  Interest income received on impaired loans during the years ended December 31, 2007 and 2006 was approximately $4,474,000 and $2,163,000, respectively.

The Partnership’s allowance for loan losses was $5,042,000 and $4,225,000 as of December 31, 2007 and 2006, respectively, all of which was a non-specific allowance for losses.

Changes in the allowance for loan losses for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of year	$4,225,000	$4,150,000
Provision	2,195,515	75,000
Charge-offs	(1,378,515)	—
Balance, end of year	$5,042,000	$4,225,000

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2007 and 2006 consists of the following properties acquired through foreclosure between 1997 and 2007:

	2007	2006
Manufactured home subdivision development, Ione, California	$837,838	$869,450
Undeveloped land, Gresham, Oregon, net of valuation allowance of $250,000 in 2006	—	1,374,048
Undeveloped land, San Jose, California	3,025,992	3,025,992
Industrial land and buildings, Santa Clara, California	4,258,407	4,258,407
Three condominium units, respectively, Lincoln City, Oregon, net of valuation allowance of $155,388 in 2006 (held within Oregon Leisure Homes, LLC)	—	415,338
Mixed-use retail building, Sacramento, California	2,450,000	—
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	—	2,811,468
	$10,572,237	$12,754,703

The acquisition of certain real estate properties through foreclosure (including properties held for investment – see Note 5) resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of approximately $25,743,000 and $0 for the years ended December 31, 2007 and 2006 , respectively.

The manufactured home subdivision development located in Lake Charles, Louisiana (in Dation, LLC) was transferred to real estate held for investment during 2007 because the property is not currently being marketed for sale and it is unlikely that sales will be completed within the next year.

2007 Foreclosure and Sales Activity

During the year ended December 31, 2007, the Partnership foreclosed on a $3,268,000 first mortgage loan secured by a mixed-use retail building in the process of rehabilitation located in Sacramento, California and unimproved land located in Marysville, California and obtained the properties via the trustee’s sale.  The unimproved land located in Marysville was transferred to real estate held for investment during the fourth quarter of 2007 as the property is not currently being marketed for sale and a sale will likely not be completed in the next year. The Partnership recorded an impairment on the Sacramento building in the amount of $400,000 during the fourth quarter of 2007 pursuant to a sales contract executed in February 2008, which is included in losses on real estate properties in the accompanying consolidated statements of income. The building is classified as held for sale as the sale is expected to be completed in the first quarter of 2008.

During the year ended December 31, 2007, three lots located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) were sold for total proceeds of $138,000, resulting in a gain to the Partnership of approximately $95,000.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

During the year ended December 31, 2007, the Partnership sold the undeveloped land located in Gresham, Oregon for net sales proceeds of approximately $2,397,000 resulting in gain on sale of approximately $773,000.

2006 Foreclosure and Sales Activity

During the year ended December 31, 2006, one lot located in a manufactured home subdivision development located in Ione, California (that was acquired by the Partnership through foreclosure in 1997) was sold for $50,000, resulting in a gain to the Partnership of approximately $36,000.

Changes in the allowance for real estate losses for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Balance, beginning of year	$405,388	$660,000
Provision	—	—
Recovery for real estate sold	(405,388)	(254,612)
Balance, end of year	$—	$405,388

The recovery of losses on real estate held for sale in 2007 relates to the sales of condominium units in Oregon Leisure Homes, LLC (see below) and the reversal of the $250,000 allowance for the undeveloped land located in Gresham, Oregon due to the recovery of the original cost of the property pursuant to a sale which closed in 2007.  Of the total recovery amount, $56,164 was included in gain on sale of real estate (for a condominium unit sold in Oregon Leisure Homes, LLC) and $349,224 was recorded as recovery of losses on real estate properties in the accompanying consolidated statements of income. In addition, an impairment loss of $400,000 was recorded on the Sacramento building during 2007, resulting in a net loss on real estate properties of $50,776 in the accompanying consolidated statements of income. The recovery for real estate sold in 2006 relates to the sales of condominium units in Oregon Leisure Homes, LLC (see below).  Of the total recovery amount, $211,553 was recorded as gain on sale of real estate and $43,059 was recorded as recovery of losses on real estate properties in the accompanying consolidated statements of income.

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

During the years ended December 31, 2007 and 2006, the Partnership advanced an additional $17,000 and $87,000, respectively, to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of approximately $665,000 and $1,183,000, respectively, from collections on notes receivable and sales of condominium units.  During the years ended December 31, 2007 and 2006, OLH sold three and five condominium units, respectively, for total sales proceeds of approximately $656,000 and $1,085,000, respectively, resulting in gain on sale in the total amount of approximately $141,000 and $340,000, respectively.  The net income to the Partnership from OLH was approximately $231,000 and $317,000 during the years ended December 31, 2007 and 2006, respectively.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

The Partnership advanced approximately $500,000 to DarkHorse during the year ended December 31, 2007 for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $202,000 for the year ended December 31, 2007.

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of December 31, 2007 is comprised of the following properties as of December 31, 2007 and 2006:

	2007	2006
Light industrial building, Paso Robles, California	$1,608,735	$1,643,233
Commercial building, Roseville, California	800,745	752,112
Retail complex, Greeley, Colorado (held within 720 University, LLC)	14,177,355	14,550,347
Undeveloped land, Madera County, California	5,520,797	—
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,845,403	—
Undeveloped land, Marysville, California	594,610	—
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	3,340,000	—
75 improved, residential lots, Auburn, California	13,763,770	—
	$42,651,415	$16,945,692

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2007 and 2006 are as follows:
	2007	2006
Land	$29,418,728	$4,349,063
Buildings	10,756,286	10,108,411
Improvements	4,737,664	4,134,381
Other	830,656	699,708
	45,743,334	19,291,563
Less: Accumulated depreciation and amortization	(3,091,919))	(2,345,871)
	$42,651,415	$16,945,692

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Depreciation and amortization expense was $713,000 and $694,000 for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Madera County, California in the amount of approximately $6,576,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as a result of the foreclosure (such as legal and foreclosure fees and delinquent property taxes) in the total amount of approximately $253,000 were capitalized to the basis in the property (total of approximately $6,829,000).  At the time of foreclosure, an appraisal was obtained that valued the property at $5,450,000, thus, resulting in a charge-off against the allowance for loan losses of approximately $1,379,000.

During the year ended December 31, 2007, the Partnership foreclosed on two first mortgage loans in the total amount of approximately $16,358,000 secured by 75 improved, residential lots and a golf course located in Auburn, California and obtained the properties via the trustee’s sales.  The golf course was transferred to DarkHorse Golf Club, LLC at the time of foreclosure (see below). The 75 improved, residential lots were transferred by the Partnership to a new wholly owned limited liability company in February 2008.

The manufactured home subdivision development located in Lake Charles, Louisiana (in Dation, LLC) was transferred from real estate held for sale to real estate held for investment during 2007 because the property is not currently being marketed for sale and it is unlikely that sales will be completed within the next year.

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

At the time of sale, the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was settled in full by the General Partner.  Pursuant to that note agreement, the repayment of the note to the General Partner was fully dependent upon the proceeds from the sale of the Bayview property. The agreement required the net sale proceeds be applied first to the Partnership’s basis in the property and second to the General Partner note. Based on the terms of the agreement, the maximum amount the General Partner could have collected on the note as a result of the sale was approximately $352,000.  The General Partner chose to cancel the remaining unsettled balance of the note as it would not be collected until the Partnership received final payment on the note to the buyer.  The debt cancellation amount decreased the Partnership’s basis in the property to $4,673,000, resulting in a net gain to the Partnership from the sale of approximately $919,000.  Approximately $4,000 of this amount was recorded as current gain to the Partnership, and the remaining $915,000 was recorded as deferred gain.  Principal payments on the loan were collected during the year ended December 31, 2007, resulting in recognition of gain on sale of real estate of approximately $13,000 under the installment method. The deferred gain was approximately $902,000 as of December 31, 2007 and is reported on the accompanying consolidated balance sheets.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The net loss to the Partnership from Bayview operations was $239,000 (including depreciation of approximately $80,000) for the year ended December 31, 2006.  This amount includes the gain on sale of the property of approximately $4,000 and has been reported as net loss from discontinued operations in the consolidated statements of income as the Partnership believes it has no continuing involvement in the property’s operations.

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

The net income to the Partnership was approximately $197,000 and $225,000 (including depreciation and amortization totaling approximately $610,000 and $556,000) during the years ended December 31, 2007 and 2006, respectively. The minority interest of the joint venture partner of approximately $109,000 and $140,000 as of December 31, 2007 and 2006, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $14,177,000 and $14,550,000 as of December 31, 2007 and 2006, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the sole general manager of the LLC (pursuant to an amendment to the Operating Agreement signed on October 29, 2007). Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheets and income statements of the Partnership.

Dation sold one and six lots and/or houses, respectively, during the years ended December 31, 2007 and 2006, resulting in total gain on sale of approximately $10,000 and $49,000, respectively.  Dation repaid $10,000 and $10,000, respectively, of the loan to the Partnership and repaid $25,000 and $153,000, respectively, of Partnership capital contributions during the years ended December 31, 2007 and 2006. The Partnership advanced an additional $20,000 and $97,000 to Dation during the years ended December 31, 2007 and 2006, respectively.

The net operating income to the Partnership was approximately $94,000 and $208,000 during the years ended December 31, 2007 and 2006, respectively.

The Dation property was transferred to real estate held for investment during 2007.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 6 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 5), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the years ended December 31, 2007 and 2006 was approximately $540,000 and $540,000, respectively. The note contains certain covenants, which the Company has complied with as of December 31, 2007.

NOTE 7 - NOTE AND INTEREST PAYABLE TO GENERAL PARTNER

The Partnership had a note and interest payable to the General Partner in the total amount of approximately $1,269,000 as of December 31, 2005, as a result of the deed in lieu of foreclosure obtained on a Partnership loan in June 2004. The Partnership recorded interest expense on this note of approximately $27,000 during the year ended December 31, 2006. When the property securing the loan (Bayview) was sold in June 2006 (see note 5), the existing note and interest payable to the General Partner with a total outstanding balance of approximately $1,296,000 was canceled in full by the General Partner.

NOTE 8 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The amount of credit available under this line of credit is $40,000,000. All assets of the Partnership are pledged as security for the line of credit. The balance outstanding on the line of credit was $27,432,000 as of December 31, 2007. There was no balance outstanding as of December 31, 2006.  Borrowings under this line of credit bear interest at the bank’s prime rate, which was 7.25% as of December 31, 2007. The interest rate will be increased by 2% upon an event of default of the Partnership. Interest expense was approximately $1,015,000 and $1,071,000 for the years ended December 31, 2007 and 2006, respectively. The line of credit expires on July 31, 2009. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks. This amount is reported as restricted cash on the accompanying consolidated balance sheets. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of December 31, 2007.

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

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $15,527,000 and $15,143,000 for the years ended December 31, 2007 and 2006, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

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

Carried Interest of General Partner

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, OFG has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2007, OFG had made cash capital contributions of $1,496,000 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

The carried interest expense charged to the Partnership was $51,000 and $10,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 10 - CONTINGENCY RESERVES

In accordance with the Partnership Agreement and to satisfy the Partnership’s liquidity requirements, the Partnership is required to maintain contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners. The cash capital contribution of OFG (amounting to $1,496,000 as of December 31, 2007), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts will be available as an additional contingency reserve, if necessary.

The contingency reserves required as of December 31, 2007 and 2006 were approximately $5,955,000 and $5,780,000, respectively. Cash and cash equivalents as of the same dates were accordingly maintained as reserves.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 11 - INCOME TAXES

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	(Unaudited) 2007	(Unaudited) 2006
Partners’ capital per financial statements	$298,743,630	$290,804,278
Accrued interest income	(4,611,913)	(2,657,687)
Allowance for loan losses	5,042,000	4,225,000
Allowance for real estate held for sale/investment	—	405,388
Allowance for doubtful receivable	674,679	—
Book/tax differences in basis of real estate properties	61,728	(140,949)
Book/tax differences in joint venture investments	994,220	644,454
Accrued distributions	594,621	573,908
Accrued fees due to general partner	1,027,744	(120,815)
Tax-deferred gain on sale of real estate	(2,690,850)	(2,690,850)
Book-deferred gain on sale of real estate	902,009	914,905
Other	28,286	(56,032)
Partners’ capital per federal income tax return	$300,766,154	$291,901,600

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $2,176,000 and $5,616,000 for the years ended December 31, 2007 and 2006, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $692,000 and $688,000 for the years ended December 31, 2007 and 2006, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2007 and 2006, the Partnership owed management and servicing fees to OFG in the amounts of $1,870,000 and $231,000, respectively.

The maximum servicing fees were paid to OFG during the years ended December 31, 2007 and 2006. If the maximum management fees had been paid to OFG during the years ended December 31, 2007 and 2006, the management fees would have been $7,614,000 (increase of $5,438,000) and $7,569,000 (increase of $1,953,000), respectively, which would have reduced net income allocated to limited partners by approximately 25.2% and 8.9%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to $.05 and $.07, respectively.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Partnership loans totaled approximately $910,000 and $1,088,000 for the years ended December 31, 2007 and 2006, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $46,000 and $97,000 for the years ended December 31, 2007 and 2006, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $6,485,000 and $5,684,000 on loans originated or extended of approximately $225,785,000 and $176,283,000 for the years ended December 31, 2007 and 2006, respectively. Such fees as a percentage of loans purchased by the Partnership were 2.9% and 3.2% for the years ended December 31, 2007 and 2006, respectively.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the years ended December 31, 2007 and 2006 were $48,000 and $48,000, respectively.

During 2007, the President of the General Partner, funded a $600,000 second deed of trust secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,400,000 at an interest rate of 11% per annum .  The interest rate on the President’s loan is 12% per annum.  Both of these loans were paid off in full subsequent to year end.

As of December 31, 2007, the General Partner held a second deed of trust in the total amount of approximately $727,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $210,000 of the General Partner’s loan was funded to the borrower and the remaining $517,000 is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum.

NOTE 13 - NET INCOME PER LIMITED PARTNER UNIT

Net income per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were approximately 292,164,000 and 286,915,000 for the years ended December 31, 2007 and 2006, respectively.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 14 - RENTAL INCOME

The Partnership’s real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to nineteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2007, and thereafter is as follows:

Year ending December 31:
2008	$2,023,015
2009	1,581,516
2010	1,085,314
2011	955,655
2012	707,321
Thereafter (through 2026)	3,424,890

$9,777,711

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

Loans Secured by Trust Deeds

The carrying value of these instruments of $277,375,000 approximates the fair value as of December 31, 2007. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The carrying amount of accrued interest receivable approximates its fair value.

Line of Credit Payable

The carrying value of the line of credit payable is estimated to be fair value as borrowings on the line of credit are generally short-term and the line bears interest at a variable rate (bank’s prime rate).

Note Payable

The carrying value of the Partnership’s note payable of $10,500,000 approximates the fair value as of December 31, 2007. The fair value is estimated based upon the quoted market price for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

SCHEDULE IV
OWENS MORTGAGE INVESTMENT FUND
MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2007
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	8.00-12.00%	Current to June 2016	$151,435,333	$36,567,889	$15,019,603
Condominiums	10.00-12.00%	Current to Nov. 2009	81,327,519	10,500,000	23,482,581
Apartments	10.50-11.00%	Current to Nov. 2009	7,903,750	—	—
Single family homes (1-4 units)	11.00-11.50%	Current to Oct. 2017	336,870	250,000	—
Improved and unimproved land	11.00-15.00%	Current to Oct. 2009	36,372,009	18,047,806	2,035,000
TOTAL			$277,375,481	$65,365,695	$40,537,184

AMOUNT OF LOAN
$0-250,000	10.00-12.00%	Current to Oct. 2017	$816,937	$250,000	$—
$250,001-500,000	10.00-12.00%	Current to Feb. 2013	2,719,316	1,632,851	435,000
$500,001-1,000,000	10.00-12.50%	Current to Sept. 2010	6,484,646	713,392	—
Over $1,000,000	8.00-15.00%	Current to June 2016	267,354,582	62,769,452	40,102,184
TOTAL			$277,375,481	$65,365,695	$40,537,184

POSITION OF LOAN
First	8.00-15.00%	Current to June 2016	$255,962,228	$65,365,695	$40,537,184
Second	10.50-12.00%	Feb. 2008 to Nov. 2009	21,413,253	—	—
TOTAL			$277,375,481	$65,365,695	$40,537,184
NOTE 1:	All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.
NOTE 2:
Balance at beginning of period (1/1/06)	$276,411,258
Additions during period:
New mortgage loans	175,713,928
Note taken back from sale of real estate property	5,025,000
Subtotal	457,150,186
Deductions during period:
Collection of principal	184,006,555
Sales of loans to third parties at face values	23,000,000
Balance at end of period (12/31/06)	$250,143,631

Balance at beginning of period (1/1/07)	$250,143,631
Additions during period:
New mortgage loans	172,292,085
Subtotal	422,435,716
Deductions during period:
Collection of principal	106,509,976
Sales of loans to third parties at face value	12,348,525
Foreclosures	26,201,734
Balance at end of period (12/31/07)	$277,375,481

During the years ended December 31, 2007 and 2006, the Partnership refinanced loans totaling $11,124,000 and $16,500,000, respectively, thereby extending the maturity date.

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2007. There are no other loans that exceed 3% of the total loans as of December 31, 2007:
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Condominiums (Participated Loan) Miami, Florida	10.00%	2/1/08	Interest only, balance due at maturity	$0	$75,200,000	$23,482,581	$23,482,581

Assisted Living Facilities La Mesa and Laguna Beach, California and Bensalem, PA	11.00%	4/30/08	Interest only, balance due at maturity	$810,000	$20,000,000	$20,000,000	$0

Unimproved Land Gypsum, Colorado	12.00%	11/15/07	Interest only, balance due at maturity	$0	$11,000,000	$10,999,414	$10,999,414

Condominiums (Rehabilitation Loan) Phoenix, Arizona	10.10%	2/23/08	Interest only, balance due at maturity	$0	$16,500,000	$10,574,863	$0

Condominiums (Rehabilitation Loan) Memphis, Tennessee	10.50%	8/31/08	Interest only, balance due at maturity	$0	$15,170,000	$10,547,470	$0

Condominiums Santa Barbara, California	10.50%	4/4/07	Interest only, balance due at maturity	$0	$10,000,000	$10,000,000	$10,000,000

Land S. Lake Tahoe, California	12.00%	7/1/08	Interest only, balance due at maturity	$24,787,454	$10,000,000	$10,000,000	$0

Storage Facility Torrance, California	10.00%	2/1/08	Interest only, balance due at maturity	$0	$10,000,000	$10,000,000	$0

Assisted Living Facility Patterson, New York	10.75%	1/15/08	Interest only, balance due at maturity	$0	$9,420,000	$9,420,000	$0

Mixed Commercial Building S. Lake Tahoe, California	9.40%	6/24/14	Interest only, balance due at maturity	$0	$19,000,000	$9,000,000	$0

Medical Office Condos (Rehabilitation Loan) Gilbert, Arizona	11.50%	5/1/09	Interest only, balance due at maturity	$0	$9,725,000	$8,668,274	$0

Industrial Building Chico, California	12.00%	6/1/09	Interest only, balance due at maturity	$0	$8,500,000	$8,500,000	$0

TOTALS				$25,597,454	$214,515,000	$141,192,602	$44,481,995
NOTE 4:	All amounts reported in this Schedule IV represent the aggregate cost for Federal income tax purposes.