Form 10-Q
period 2008-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2008-05-15
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007
(UNAUDITED)

	March 31	December 31
	2008	2007
ASSETS
Cash and cash equivalents	$4,894,426	$9,159,033
Restricted cash	1,000,000	1,000,000
Loans secured by trust deeds, net of allowance for losses of $6,090,000 in 2008 and $5,042,000 in 2007	285,889,834	272,333,481
Interest and other receivables, net of allowance for doubtful receivable of $674,679 in 2008 and 2007	5,017,134	5,504,698
Vehicles and equipment, net of accumulated depreciation of $29,866 in 2008 and $10,267 in 2007	477,895	310,245
Real estate held for sale	5,096,245	10,572,237
Real estate held for investment, net of accumulated depreciation and amortization of $3,267,073 in 2008 and $3,091,919 in 2007	45,628,504	42,651,415
	$348,004,038	$341,531,109

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$575,791	$594,620
Due to general partner	70,011	2,278,330
Accounts payable and accrued liabilities	1,182,363	972,011
Deferred gain	896,010	902,009
Note payable	10,500,000	10,500,000
Line of credit payable	36,622,000	27,432,000

Total Liabilities	49,846,175	42,678,970

Minority interest	99,967	108,509

PARTNERS’ CAPITAL (units subject to redemption):
General partner	3,357,327	2,960,604
Limited partners	294,700,569	295,783,026

Total partners’ capital	298,057,896	298,743,630

	$348,004,038	$341,531,109

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income

For the Three Months Ended March 31, 2008 and 2007
(UNAUDITED)

	For the Three Months Ended
	March 31	March 31
	2008	2007
REVENUES:
Interest income on loans secured by trust deeds	$5,708,333	$6,920,759
Gain (loss) on sale of real estate	(5,936)	75,115
Rental and other income from real estate properties	1,033,062	868,123
Other income	86,181	145,347
Total revenues	6,821,640	8,009,344

EXPENSES:
Management fees to general partner	--	956,341
Servicing fees to general partner	--	182,992
Carried interest to general partner	--	--
Administrative	15,000	12,000
Legal and accounting	154,653	129,189
Rental and other expenses on real estate properties	1,037,668	594,879
Interest expense	614,523	462,915
Minority interest	1,058	3,685
Provision for loan losses	1,048,000	176,000
Recovery of losses on real estate properties held for sale	--	(349,224)
Other	55,703	4,900
Total expenses	2,926,605	2,173,677

Net income	$3,895,035	$5,835,667

Net income allocated to general partner	$38,844	$57,831

Net income allocated to limited partners	$3,856,191	$5,777,836

Net income allocated to limited partners per weighted average limited partnership unit (295,260,000 and 285,863,000 average units in 2008 and 2007, respectively)	$.01	$.02

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007
(UNAUDITED)

	March 31	March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,895,035	$5,835,667
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of real estate properties	5,936	(75,115)
Provision for loan losses	1,048,000	176,000
Recovery of losses on real estate properties held for sale	--	(349,224)
Depreciation and amortization	194,753	165,670
Changes in operating assets and liabilities:
Interest and other receivables	487,564	(157,681)
Accounts payable and accrued liabilities	210,352	105,378
Due to general partner	(2,208,319)	791,795
Net cash provided by operating activities	3,633,321	6,492,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(30,725,295)	(68,332,969)
Principal collected on loans	17,570,942	31,593,904
Investment in real estate properties	(126,251)	(51,970)
Net proceeds from disposition of real estate properties	988,066	220,118
Purchases of vehicles and equipment	(187,249)	--
Minority interest in limited liability companies	(8,542)	(9,387)
Net cash used in investing activities	(12,488,330)	(36,580,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	3,282,411	--
Net advances on line of credit	9,190,000	20,230,000
Partners’ cash distributions	(1,748,738)	(1,704,356)
Partners’ capital withdrawals	(6,133,271)	(4,246,886)
Net cash provided by financing activities	4,590,402	14,278,758

Net decrease in cash and cash equivalents	(4,264,607)	(15,809,056)

Cash and cash equivalents at beginning of period	9,159,033	23,283,770

Cash and cash equivalents at end of period	$4,894,426	$7,474,714

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$533,970	$329,664

See notes 2 and 3 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2008.

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

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of March 31, 2008 and December 31, 2007 are as follows:

	2008	2007
By Property Type:
Commercial	$145,232,713	$151,435,333
Condominiums	95,885,225	81,327,519
Apartments	2,779,956	7,903,750
Single family homes (1-4 Units)	335,659	336,870
Improved and unimproved land	47,746,281	36,372,009

	$291,979,834	$277,375,481
By Deed Order:
First mortgages	$258,277,182	$255,962,228
Second mortgages	33,702,652	21,413,253

	$291,979,834	$277,375,481

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of March 31, 2008 and December 31, 2007, the Partnership held Construction Loans totaling approximately $11,247,000 and $13,274,000, respectively, and had commitments to disburse an additional $5,468,000 and $4,801,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of March 31, 2008 and December 31, 2007, the Partnership held Rehabilitation Loans totaling approximately $74,786,000 and $59,738,000, respectively, and had commitments to disburse an additional $13,776,000 and $12,086,000, respectively, on Rehabilitation Loans.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

Scheduled maturities of loans secured by trust deeds as of March 31, 2008 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending March 31:
2008 (past maturity)	$122,862,498	$1,600,000	$124,462,498
2009	98,307,814	—	98,307,814
2010	44,059,823	—	44,059,823
2011	5,685,000	49,299	5,734,299
2012	—	—	—
2013	—	5,129,216	5,129,216
Thereafter (through 2017)	85,659	14,200,525	14,286,184
	$271,000,794	$20,979,040	$291,979,834

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (1.55%, 2.46% and 3.45%, respectively, as of March 31, 2008), the prime rate (5.25% as of March 31, 2008) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (3.56% and 3.45%, respectively, as of March 31, 2008) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2008 and December 31, 2007:

	March 31, 2008	Portfolio	December 31, 2007	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$29,840,561	10.22%	$28,245,574	10.18%
California	175,912,210	60.25%	156,449,351	56.41%
Colorado	13,999,414	4.79%	13,999,414	5.05%
Florida	23,482,581	8.04%	23,482,581	8.47%
Hawaii	1,300,000	0.44%	1,300,000	0.47%
Idaho	3,110,785	1.07%	3,568,290	1.29%
Nevada	971,321	0.33%	1,253,209	0.45%
New York	9,420,000	3.23%	9,420,000	3.40%
Oregon	85,659	0.03%	86,870	0.03%
Pennsylvania	1,650,071	0.57%	1,650,071	0.59%
Tennessee	11,081,547	3.80%	10,547,470	3.80%
Texas	2,635,000	0.90%	2,635,000	0.95%
Utah	4,827,032	1.65%	4,143,751	1.49%
Virginia	—	—	2,230,000	0.80%
Washington	13,663,653	4.68%	18,363,900	6.62%
	$291,979,834	100.00%	$277,375,481	100.00%

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

As of March 31, 2008 and December 31, 2007, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 40% ($116,588,000) and 35% ($96,247,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

During the three months ended March 31, 2008 and 2007, the Partnership refinanced loans totaling approximately $4,144,000 and $299,000, respectively, thereby extending the maturity dates of such loans.

As of March 31, 2008 and December 31, 2007, approximately $278,880,000 (95.5%) and $264,289,000 (95.3%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

Most of the Partnership’s loans contain balloon payments at their maturity date, meaning that a lump sum payment of principal is due at the maturity date. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and accrued interest are referred to as “past maturity loans”. As of March 31, 2008 and December 31, 2007, the Partnership had twenty-four and twenty-one past maturity loans totaling approximately $124,462,000 and $65,366,000, respectively.

As of March 31, 2008 and December 31, 2007, the Partnership had eleven and six impaired loans, respectively, that were delinquent in monthly payments greater than ninety days totaling approximately $80,464,000 and $40,537,000, respectively.  This included eight and three matured loans totaling $53,135,000 and $3,335,000, respectively. In addition, sixteen and eighteen loans totaling approximately $71,328,000 and $62,031,000, respectively, were past maturity but current in monthly payments as of March 31, 2008 and December 31, 2007, respectively (combined total of delinquent loans of $151,792,000 and $102,568,000, respectively). Of the impaired and past maturity loans, approximately $45,312,000 and $17,617,000, respectively, were in the process of foreclosure and $12,100,000 and $1,600,000, respectively, involved borrowers who were in bankruptcy as of March 31, 2008 and December 31, 2007.

In April 2008, the Partnership received relief from the bankruptcy stay on one impaired loan with a principal balance of $1,600,000 and a notice of default was filed (loan is now in foreclosure).

As of March 31, 2007, the Partnership participated in one loan with a total principal balance of approximately $13,156,000 with an unrelated mortgage investment group (the “Lead Lender”) that originated the loan with the borrower. During the nine months ended December 31, 2007, the Partnership received partial repayment of this loan in the amount of approximately $807,000 and sold the remaining principal balance of approximately $12,349,000 to the Lead Lender.

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan secured by a condominium complex (in the process of conversion and renovation) located in Miami, Florida and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan and shall first receive

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

their share of interest in the loan prior to any other co-lender and next shall receive their share of principal in the loan prior to any other co-lender in the loan (after any protective advances made are reimbursed to the co-lenders on a pro-rata basis).  The servicer of the loan is one of the co-lenders (the “Lead Lender”) and the Partnership receives the payments on the loan from the Lead Lender. As of March 31, 2008, the borrower is in default of the loan documents and management of the project has been assumed by the Lead Lender. As of March 31, 2008, the Partnership had funded $307,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property and funded an additional $102,000 subsequent to quarter end. The Partnership also received reimbursement of its pro-rata share of protective advances of $21,000 subsequent to quarter end. As of March 31, 2008, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.  Due to the underlying collateral value and the Partnership’s and General Partner’s senior position over the other co-lenders in the loan, management of the General Partner does not believe that the Partnership will incur a loss related to this loan.  In April 2008, the Lead Lender filed a notice of default on this loan and the loan is now in the process of foreclosure.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $88,224,000 and $39,481,000 as of March 31, 2008 and 2007, respectively.  For the three months ended March 31, 2008 and 2007, interest income recognized on impaired loans totaled approximately $395,000 and $558,000, respectively.  For the three months ended March 31, 2008 and 2007, interest income received on impaired loans totaled approximately $1,142,000 and $382,000, respectively.

The Partnership’s allowance for loan losses was $6,090,000 and $5,042,000 as of March 31, 2008 and December 31, 2007, respectively, all of which was a non-specific allowance for losses.

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of period	$5,042,000	$4,225,000
Provision	1,048,000	176,000
Recovery of bad debts	—	—
Charge-off	—	—
Balance, end of period	$6,090,000	$4,401,000

The General Partner believes that the allowance for estimated loan losses is appropriate as of March 31, 2008. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

NOTE 3 - REAL ESTATE HELD FOR SALE

Real estate held for sale as of March 31, 2008 and December 31, 2007 consists of the following properties acquired through foreclosure:

	2008	2007
Manufactured home subdivision development, Ione, California	$837,838	$837,838
Undeveloped land, San Jose, California	—	3,025,992
Industrial land and buildings, Santa Clara, California	4,258,407	4,258,407
Mixed-use retail building, Sacramento, California	—	2,450,000
	$5,096,245	$10,572,237

During the quarter ended March 31, 2008, the Partnership sold the mixed-use retail building located in Sacramento, California for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  The note bears interest at the rate of 8.0% per annum and requires interest only payments until the maturity date of September 15, 2008.

During the quarter ended March 31, 2008, the Partnership transferred the undeveloped land located in San Jose, California to real estate held for investment because it is unlikely that the property will be sold within one year.

Changes in the allowance for real estate losses for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of period	$—	$405,388
Provision	—	—
Recovery of losses	—	(405,388)
Balance, end of period	$—	$—

The recovery of losses on real estate held for sale in 2007 relates to the sales of condominium units in Oregon Leisure Homes, LLC (see below) and the reversal of the $250,000 allowance for the undeveloped land located in Gresham, Oregon due to the recovery of the original cost of the property pursuant to a sale that closed in the second quarter of 2007.  Of the total recovery amount, $56,164 was included in gain on sale of real estate (for a condominium unit sold in Oregon Leisure Homes, LLC) and $349,224 was recorded as recovery of losses on real estate in the accompanying consolidated statements of income.

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

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

During the three months ended March 31, 2007, the Partnership advanced an additional $12,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $225,000 from collections on notes receivable and sales of condominium units. During the three months ended March 31, 2007, OLH sold one condominium unit for total sales proceeds of approximately $220,000 and gain on sale in the amount of approximately $75,000.  As of March 31, 2007, OLH reversed valuation allowances totaling approximately $156,000 related specifically to one unit sold during the quarter ended March 31, 2007 and two units held for sale, as the original book value of such units were fully recovered at the time of sale in April 2007 and such recovery of losses has been recorded in the accompanying consolidated statements of income.

There was no activity during the three months ended March 31, 2008 as the remaining condominium units were sold during the second quarter of 2007.

The net income to the Partnership was approximately $166,000 for the three months ended March 31, 2007.

NOTE 4 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of March 31, 2008 and December 31, 2007:

	2008	2007
Light industrial building, Paso Robles, California	$1,608,241	$1,608,735
Commercial building, Roseville, California	814,402	800,745
Retail complex, Greeley, Colorado (held within 720 University, LLC)	14,125,329	14,177,355
Undeveloped land, Madera County, California	5,517,989	5,520,797
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,836,334	2,845,403
Undeveloped land, Marysville, California	594,610	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	3,341,837	3,340,000
75 improved, residential lots, Auburn, California	13,763,770	13,763,770
Undeveloped land, San Jose, California	3,025,992	—
	$45,628,504	$42,651,415

During the quarter ended March 31, 2008, the Partnership transferred the undeveloped land located in San Jose, California from real estate held for sale to real estate held for investment because it is unlikely that the property will be sold within one year. The property was transferred at the lower of its carrying value or fair value.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

The balances of land and the major classes of depreciable property for real estate held for investment as of March 31, 2008 and December 31, 2007 are as follows:
	2008	2007
Land	$32,448,809	$29,418,728
Buildings	10,829,570	10,756,286
Improvements	4,780,325	4,737,664
Other	836,872	830,656
	48,895,577	45,743,334
Less: Accumulated depreciation and amortization	(3,267,073)	(3,091,919)
	$45,628,504	$42,651,415

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

The net income to the Partnership was approximately $19,000 and $79,000 (including depreciation and amortization of $148,000 and $141,000) for the three months ended March 31, 2008 and 2007, respectively. The minority interest of the joint venture partner of approximately $100,000 and $109,000 as of March 31, 2008 and December 31, 2007, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $14,125,000 and $14,177,000 as of March 31, 2008 and December 31, 2007, respectively.

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

Dation repaid $75,000 and $20,000 in OMIF capital contributions during the three months ended March 31, 2008 and 2007, respectively.  The Partnership advanced an additional $20,000 to Dation during the three months ended March 31, 2007.

The net income to the Partnership was approximately $10,000 and $31,000 for the three months ended March 31, 2008 and 2007, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

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

The Partnership advanced approximately $300,000 to DarkHorse during the quarter ended March 31, 2008 for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $158,000 for the quarter ended March 31, 2008.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Due to a decline in the performance of the Partnership during the quarter ended March 31, 2008 and in order to maintain yield paid to the limited partners at a level consistent with prior periods, OFG collected no management or service fees from the Partnership in the first quarter to offset a decrease in interest income collected on mortgage loans during the period and instead contributed $410,759 in capital to the Partnership, the repayment of which is not mandatory. Management expects to collect delinquent interest on mortgage loans and/or sell certain Partnership property at gains later in 2008 to repay this capital contribution. Management fees amounted to approximately $0 and $956,000 for the three months ended March 31, 2008 and 2007, respectively. Service fee payments to OFG approximated $0 and $183,000 for the three months ended March 31, 2008 and 2007, respectively.

If the maximum service and management fees had been paid to the General Partner during the three months ended March 31, 2008, the management fees would have been $2,123,000 (increase of $2,123,000), which would have reduced net income allocated to limited partners by approximately 54.5% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.01. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2007, the management fees would have been $2,013,000 (increase of $1,057,000), which would have reduced net income allocated to limited partners by approximately 18.1% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.02.

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

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $302,000 and $178,000 for the three months ended March 31, 2008 and 2007, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $7,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $949,000 and $1,945,000 on loans originated of approximately $45,420,000 and $85,806,000 for the three months ended March 31, 2008 and 2007, respectively. Of the $949,000 and $1,945,000 in loan origination fees earned by OFG during the three months ended March 31, 2008 and 2007, none were back-end fees.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended March 31, 2008 and 2007 were $15,000 and $12,000, respectively.

During the three months ended March 31, 2007, the President of the General Partner, funded a $600,000 second deed of trust secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,400,000 at an interest rate of 11% per annum.  The interest rate on the President’s loan was 12% per annum.  Both of these loans were paid off during the quarter ended March 31, 2008.

As of March 31, 2008, the General Partner held a second deed of trust in the total amount of approximately $729,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $212,000 of the General Partner’s loan was funded to the borrower and the remaining $517,000 is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum.

NOTE 6 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 4), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended March 31, 2008 and 2007 was approximately $135,000 and $133,000, respectively. The note contains certain covenants, which the Company has complied with as of March 31, 2008.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

NOTE 7 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009. The balance outstanding on the line of credit was $36,622,000 and $27,432,000 as of March 31, 2008 and December 31, 2007, respectively.  Borrowings under the line of credit bear interest at the bank’s prime rate, which was 5.25% as of March 31, 2008. Interest expense for the three months ended March 31, 2008 and 2007 was approximately $480,000 and $330,000, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks, which has been reflected as restricted cash in the accompanying balance sheets. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of March 31, 2008.

NOTE 8 – PARTNERS’ CAPITAL

The Partnership originally registered 200,000,000 Units under Registration No. 333-69272 of which 90,241,162 Units remained available for sale, at a purchase price of $1.00 per Unit, as of March 31, 2008. The Partnership filed a new registration statement with the SEC on Form S-11, file number 333-150248, that was declared effective on April 30, 2008.  The new registration statement registers 100,000,000 Units, including 9,758,838 new Units and 90,241,162 Units that were previously registered and unsold pursuant to registration statement No. 333-69272.  The Partnership had been closed to most new limited partner investments since September 2001. However, beginning in June 2007, the Partnership reopened to new contributions from existing limited partners only on a limited basis.  The Partnership sold an aggregate of approximately $11,767,000 during 2007 and an additional $2,872,000 during the quarter ended March 31, 2008 to existing limited partners since June 2007. In addition, the General Partner contributed $410,759 to the Partnership during the quarter ended March 31, 2008, the repayment of which is not mandatory. Changes in partners’ capital for the three months ended March 31, 2008 were as follows:

	General	Limited partners		Total Partners’
	partner	Units	Amount	capital

Balances, December 31, 2007	$2,960,604	295,979,046	$295,783,026	$298,743,630

Net income	38,844	3,856,191	3,856,191	3,895,035
Sale of partnership units	410,759	2,871,652	2,871,652	3,282,411
Partners’ withdrawals	—	(6,133,271)	(6,133,271)	(6,133,271)
Partners’ distributions	(52,880)	(1,677,029)	(1,677,029)	(1,729,909)

Balances, March 31, 2008	$3,357,327	294,896,589	$294,700,569	$298,057,896

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

NOTE 9 – FAIR VALUE

Effective January 1, 2008, the Partnership adopted SFAS 157, Fair Value Measurements, for its financial assets and liabilities.  Pursuant to FSP 157-2, the Partnership delayed the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities until 2009. SFAS 157 clarifies the definition of fair value, describes methods generally used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements.  Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy under SFAS 157 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels (Level 1, Level 2 and Level 3). Level 1 inputs are unadjusted quoted prices in active markets (as defined) for identical assets or liabilities that the Partnership has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability, and reflect the Partnership’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk) in a principal market.

Following is a description of valuation methodologies used for assets recorded at fair value.

Loans Secured by Trust Deeds

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral, if collateral dependent.  Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Partnership records the impaired loan as nonrecurring Level 3.

Management’s analysis of impaired loans resulted in no specific loan loss allowance for the three months ended March 31, 2008.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of March 31, 2008, there were approximately $19,244,000 of undisbursed loan funds which will be funded by a combination of repayments of principal

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

on current loans, line of credit draws or capital contributions from limited partners.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

PART I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q and in the most recent Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2008, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as general economic conditions, local real estate conditions, adequacy of reserves, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale and investment. At March 31, 2008, the Partnership owned eleven real estate properties, including three within limited liability companies.

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

If events and/or changes in circumstances cause management to have serious doubts about the collectability of the contractual payments or when monthly payments are delinquent greater than ninety days, a loan is categorized as impaired and interest is no longer accrued. Any subsequent payments received on impaired loans are first applied to reduce any outstanding accrued interest, and then are recognized as interest income, except when such payments are specifically designated principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $0 and $956,000 for the three months ended March 31, 2008 and 2007, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $0 and $183,000 for the three months ended March 31, 2008 and 2007, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $949,000 and $1,945,000 on loans originated of approximately $45,420,000 and $85,806,000 for the three months ended March 31, 2008 and 2007, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $302,000 and $178,000 for the three months ended March 31, 2008 and 2007, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $7,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $15,000 and $12,000 during the three months ended March 31, 2008 and 2007, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of March 31, 2008, the General Partner has made cash capital contributions of $1,907,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership for the three months ended March 31, 2008 and 2007, respectively.

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

During 2007 and the first quarter of 2008, the U.S. economy showed signs of deterioration mostly due to a substantial decline in the housing market, liquidity issues in the lending market and rising gasoline prices. The national unemployment rate has increased from 4.4% in March 2007 to 5.1% in March 2008 while the California unemployment rate has increased over the same period from 5.0% to 6.2%. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 2.9% in 2006 to 2.2% in 2007. The Gross Domestic Product showed an annualized increase of 0.6% in the fourth quarter of 2007 and the first quarter of 2008. The Federal Reserve decreased the federal funds rate from 5.25% at the beginning of 2007 to 2.25% as of March 31, 2008.  The Federal Reserve further reduced this rate an additional 0.25% in April 2008.

Short term interest rates have responded quickly to the decreases in the federal funds rate. However, longer term interest rates have been slower to react. These rate decreases have not had a substantial impact on the rates that the Partnership has charged on its loans. In fact, the weighted average interest rate on Partnership loans increased from 10.62% as of March 31, 2007 to 10.79% as of March 31, 2008.  Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

Loan delinquencies have been rising primarily in the “sub-prime” residential real estate market. The Partnership does not make sub-prime loans and does not make loans for the purchase or refinance of single-family residential properties. The Partnership’s loans are secured primarily by commercial properties and residential development projects.  The Partnership has experienced increased loan delinquencies and foreclosures over the past year.  The General Partner believes that the increase is partially the result of the slowing housing market in California and other parts of the nation as nine of the twenty-seven delinquent and past maturity loans as of March 31, 2008 are either residential land or condominium projects. In addition, the Partnership foreclosed on three loans secured partially or fully by residential improved and unimproved land located in California during 2007. Although the General Partner believes that problems in the sub-prime residential mortgage industry have not directly impacted the Partnership and its loan portfolio, it appears that there has been an indirect impact as market values on certain residential real estate have decreased or stabilized.  The General Partner does not believe that any of the Partnership’s delinquent loans will result in loss to the Partnership because the underlying collateral values exceed the Partnership’s basis in the loans. However, delinquencies may continue to increase and it may take some time to work through some of the issues encountered on certain loans. If economic conditions for real estate worsen in 2008 or beyond or if the sub-prime mortgage problem were to spread into the commercial mortgage market, the Partnership could experience a further increase in loan defaults, which would further reduce the liquidity of the Partnership and net income paid to limited partners.

The General Partner believes that Partnership loan delinquencies and foreclosures may continue to rise in the next several months and that this may lead to a continued reduction in the net income (yield) paid to limited partners.  The General Partner has decided to reduce its management fees during the first quarter of 2008 to reduce the impact of the yield reductions, as they expect to sell certain Partnership real estate properties for gains later in 2008.  The General Partner expects that with time the majority of the loan delinquency problems will clear up favorably to the Partnership, but there can be no assurance that these problems will resolve favorably to the Partnership.  In the meantime, the reduced liquidity has required a reduction in the net income paid to limited partners and the management fees paid to the General Partner.

For Partnership loans outstanding as of March 31, 2008, the Partnership had an average loan-to-value ratio of approximately 53%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made.  This low average loan-to-value ratio should assist the Partnership in weathering loan delinquencies and foreclosures should they occur. Nevertheless, no assurance can be given that continuing increases in loan defaults and related foreclosures by the Partnership, accompanied by declines in real estate values, will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of March 31, 2008, 40.0% of loans were secured by real estate in Northern California, while 20.3%, 10.2%, 8.0%, 4.8% and 4.7% were secured by real estate in Southern California, Arizona, Florida, Colorado and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results

	Three Months Ended March 31,
	2008	2007

Total revenues	$6,821,640	$8,009,344
Total expenses	2,926,605	2,173,677

Net income	$3,895,035	$5,835,667

Net income allocated to limited partners	$3,856,191	$5,777,836

Net income allocated to limited partners per weighted average limited partnership unit	$.01	$.02

Annualized rate of return to limited partners (1)	5.2%	8.1%

Distribution per partnership unit (yield) (2)	7.1%	7.6%

Weighted average limited partnership units	295,260,000	285,863,000

(1)
The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of March 31, 2008 and 2007 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total Revenues

Interest income on loans secured by trust deeds decreased $1,212,000 (17.5%) during the three months ended March 31, 2008, as compared to the same period in 2007. This decrease was primarily the result of an increase in non-accrual loans that were delinquent in payments greater than ninety days and a decrease in the weighted average balance of the loan portfolio of approximately 3.3% during the three months ended March 31, 2008 as compared to 2007.

Gain on sales of real estate decreased from approximately $75,000 for the three months ended March 31, 2007 to a loss of approximately $6,000 for the three months ended March 31, 2008, as a result of the sale of a condominium unit in Oregon Leisure Homes, LLC, resulting in a gain of $75,000 during the three months ended March 31, 2007.  During the three months ended March 31, 2008, the Partnership sold the mixed-use retail building located in Sacramento, California that was acquired through foreclosure in 2007 for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  In addition, the Partnership recognized approximately $6,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.

Other income decreased $59,000 (40.7%) during the three months ended March 31, 2008, as compared to the same period in 2007 due primarily to a decrease in interest earned on money market investments. The Partnership had a decreased amount of cash and equivalents available during the beginning of 2008 (as compared to 2007).  In addition, the rates earned on money market investments have generally decreased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Total Expenses

Management fees to the General Partner decreased $956,000 (100%) and service fees to the General Partner decreased $183,000 (100%) during the three months ended March 31, 2008, as compared to the same period in 2007.  These decreases were primarily a result of a decrease in interest income collected on loans secured by trust deeds as a result of an increase in delinquent loans during the period.  The General Partner chose to collect no management and service fees to partially offset a decrease in the yield paid to the limited partners in the first quarter of 2008.  There can be no assurance that the General Partner will continue to do this in the future.

If the maximum management and service fees had been paid to the General Partner during the three months ended March 31, 2008, the management and service fees would have been $2,123,000 (increase of $2,123,000), which would have reduced net income allocated to limited partners by approximately 54.5% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to $.01.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2005, 2006 and 2007 and the three months ended March 31, 2007 (annualized), the management fees were 2.27%, 2.04%, 0.79% and 0% of the average unpaid balance of mortgage loans, respectively.

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

Legal and accounting expenses increased $25,000 (19.7%) during the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to increased legal costs incurred as a result of delinquent and problem loans and the higher cost of legal services required as part of the filing of the Partnership’s Post-Effective Amendment to Form S-11 and new registration on Form S-11 filed in March and April 2008.

Interest expense increased $152,000 (32.8%) during the three months ended March 31, 2008, as compared to the same period in 2007, due to increased usage of the line of credit to invest in loans secured by trust deeds during the quarter.

The provision for loan losses of $1,048,000 during the three months ended March 31, 2008 was the result of an analysis performed on the loan portfolio, which resulted in an increase in the general allowance for loan losses during the quarter. This was primarily a result of increased delinquencies and loans in the process of foreclosure during the quarter. There was an increase in the allowance for loan losses of $176,000 during the three months ended March 31, 2007.

The recovery of losses on real estate properties held for sale of $349,000 during the three months ended March 31, 2007 was the result of sales of condominium units in Oregon Leisure Homes, LLC during the quarter and subsequent to quarter end and the reversal of an allowance on the Gresham, Oregon land due to the recovery of the original cost of the property pursuant to a sale that closed in the second quarter of 2007.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties decreased $278,000 (101.7%) during the three months ended March 31, 2008, as compared to the same period in 2007, due primarily to additional expenses incurred on real estate foreclosed during 2007 and a net loss of approximately $158,000 from the golf course in DarkHorse Golf Club, LLC that was acquired through foreclosure in the third quarter of 2007.

Financial Condition

March 31, 2008 and December 31, 2007

Loan Portfolio

The number of Partnership mortgage investments decreased from 72 to 67, and the average loan balance increased from $3,852,000 to $4,358,000 between December 31, 2007 and March 31, 2008.

Approximately $80,464,000 (27.6%) and $40,537,000 (14.6%) of the loans invested in by the Partnership were considered impaired and greater than ninety days delinquent in monthly payments as of March 31, 2008 and December 31, 2007, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $71,328,000 (24.4%) and $62,031,000 (22.4%) as of March 31, 2008 and December 31, 2007, respectively (combined total of $151,792,000 and $102,568,000, respectively, that are past maturity and delinquent in payments greater than ninety days). Of the impaired and past maturity loans, approximately $45,312,000 (15.5%) and $17,617,000 (6.4%), respectively, were in the process of foreclosure and $12,100,000 (4.1%) and $1,600,000 (0.6%), respectively, involved borrowers who were in bankruptcy as of March 31, 2008 and December 31, 2007.

In April 2008, the Partnership received relief from the bankruptcy stay on one impaired loan with a principal balance of $1,600,000 and a notice of default was filed (loan is now in foreclosure).

As of March 31, 2008 and December 31, 2007, the Partnership held the following types of mortgages:

	2008	2007
By Property Type:
Commercial	$145,232,713	$151,435,333
Condominiums	95,885,225	81,327,519
Apartments	2,779,956	7,903,750
Single family homes (1-4 units)	335,659	336,870
Improved and unimproved land	47,746,281	36,372,009
	$291,979,834	$277,375,481
By Deed Order:
First mortgages	$258,277,182	$255,962,228
Second mortgages	33,702,652	21,413,253
	$291,979,834	$277,375,481

As of March 31, 2008 and December 31, 2007, approximately 40% and 35% of the Partnership’s mortgage loans were secured by real property in Northern California.

The Partnership’s investment in loans increased by $14,604,000 (5.3%) during the quarter ended March 31, 2008 as a result of loan originations in excess of loan payoffs during the quarter.

The General Partner increased the allowance for loan losses by $1,048,000 and $176,000 during the three months ended March 31, 2008 and 2007, respectively.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of period	$5,042,000	$4,225,000
Provision	1,048,000	176,000
Recovery of bad debts	—	—
Charge-off	—	—
Balance, end of period	$6,090,000	$4,401,000

Real Estate Properties Held for Sale and Investment

As of March 31, 2008, the Partnership held title to eleven properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $50,725,000 (including properties held in three limited liability companies), net of accumulated depreciation and amortization of approximately $3,267,000. As of March 31, 2008, properties held for sale total $5,096,000 and properties held for investment total $45,629,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Four of the Partnership’s eleven properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $595,000 to $1,038,000 (74.4%) for the three months ended March 31, 2007 and 2008, respectively, and revenues associated with these properties have increased from $868,000 to $1,033,000 (19.0%), thus generating a net loss from real estate properties of $5,000 during the three months ended March 31, 2008 (compared to $273,000 during 2007).

During the quarter ended March 31, 2008, the Partnership sold a mixed-use retail building located in Sacramento, California that was acquired through foreclosure in 2007 for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  The note bears interest at the rate of 8.0% per annum and requires interest only payments until the maturity date of September 15, 2008.

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

Changes in the allowance for real estate losses for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of period	$—	$405,388
Provision	—	—
Recovery of losses	—	(405,388)

Balance, end of period	$—	$—

The recovery of losses on real estate held for sale in 2007 relates to the sales of condominium units in OLH and the reversal of the $250,000 allowance for the undeveloped land located in Gresham, Oregon due to the recovery of the original cost of the property pursuant to a sale that closed in the second quarter of 2007.  Of the total recovery amount, $56,164 was included in gain on sale of real estate (for a condominium unit sold in OLH) and $349,224 was recorded as recovery of losses on real estate properties in the accompanying consolidated statements of income.

Cash and Cash Equivalents

Cash and cash equivalents decreased from approximately $9,159,000 as of December 31, 2007 to approximately $4,894,000 as of March 31, 2008 (decrease of $4,265,000 or 46.6%) due primarily to loan originations in excess of loan payoffs and loan sales during the three month period.

Interest and Other Receivables

Interest and other receivables decreased from approximately $5,505,000 as of December 31, 2007 to $5,017,000 as of March 31, 2008 ($488,000 or 8.9%) due primarily to an increase in loans greater than ninety days delinquent in payments during the quarter, which resulted in the discontinuation of interest accruals on certain delinquent loans.

Vehicles and Equipment

Vehicles and equipment increased from approximately $310,000 as of December 31, 2007 to approximately $478,000 as of March 31, 2008 ($168,000 or 54.0%) due to purchases of equipment during the quarter for golf course operations in DarkHorse Golf Club, LLC.

Due to General Partner

Due to General Partner decreased from approximately $2,278,000 as of December 31, 2007 to approximately $70,000 as of March 31, 2008 ($2,208,000 or 96.9%) due to decreased management fees owed to the General Partner as of March 31, 2008 pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $972,000 as of December 31, 2007 to approximately $1,182,000 as of March 31, 2008 ($210,000 or 21.6%) due primarily to an increase in accrued interest payable on the Partnership’s line of credit and property taxes payable on Partnership real estate as of March 31, 2008.

Line of Credit Payable

Line of credit payable increased from $27,432,000 as of December 31, 2007 to $36,622,000 as of March 31, 2008 ($9,190,000 or 33.5%) due to advances made on the line of credit during the three months ended March 31, 2008 to enable the Partnership to invest in new mortgage loans. There was an additional $3,378,000 available to be advanced from the line of credit as of March 31, 2008.  In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009.

Asset Quality

A consequence of lending activities is that occasionally losses will be experienced. The amount of such losses will vary from time to time, depending on the risk characteristics of the loan portfolio as affected by economic conditions and the financial condition of borrowers.  Many of these factors are beyond the control of the General Partner. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on specific loans or on segments of the loan portfolio.

The conclusion that a Partnership loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to regulations that, among other things, require them to perform ongoing analyses of their loan portfolios (including analyses of loan-to-value ratios, reserves, etc.), and to obtain current information regarding their borrowers and the securing properties, the Partnership is not subject to these regulations and has not adopted these practices. Rather, management of the General Partner, in connection with the quarterly closing of the accounting records of the Partnership and the preparation of the financial statements, evaluates the Partnership’s mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on the General Partner’s evaluation of the risk inherent in the Partnership’s loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which the General Partner determines that full collectability may not be reasonably assured, considers among other matters:

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2008, management believes that the allowance for loan losses of $6,090,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of March 31, 2008, eleven loans totaling $80,464,000 were delinquent in monthly payments greater than ninety days. This includes eight matured loans totaling $53,135,000. In addition, sixteen loans totaling $71,328,000 were also past maturity but current in monthly payments as March 31, 2008 (combined total of $151,792,000 in loans that are past maturity and delinquent in payments greater than ninety days). The General Partner increased the general allowance for loan losses by $1,048,000 and $176,000 during the three months ended March 31, 2008 and 2007, respectively.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of March 31, 2008, the Partnership held three Construction Loans totaling approximately $11,247,000 and had commitments to disburse an additional $5,468,000 on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of March 31, 2008, the Partnership held sixteen Rehabilitation Loans totaling approximately $74,786,000 and had commitments to disburse an additional $13,776,000 on Rehabilitation Loans.

Liquidity and Capital Resources

During the three months ended March 31, 2008, cash flows provided by operating activities approximated $3,633,000. Investing activities used approximately $12,488,000 of net cash during the three month period, as approximately $30,725,000 was used for investing in loans, net of approximately $17,571,000 received from the payoff of loans. Approximately $4,590,000 was provided from financing activities, as $9,190,000 of cash was advanced from the Partnership’s line of credit and $3,282,000 was received from the sale of Partnership Units, net of approximately $7,882,000 of cash that was distributed to limited partners in the form of income distributions and capital withdrawals.

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

Limited partner capital decreased by approximately $1,082,000 during the quarter ended March 31, 2008. With the exception of the reinvestment of distributions, the Partnership had been closed to most new limited partner investments since September 2001 because there were not enough suitable mortgage investments to allow the Partnership to remain fully invested in loans for a sustained period of time. However, beginning in June 2007, the Partnership reopened to new contributions from existing investors only on a limited basis.  The Partnership received new limited partner contributions of approximately $2,872,000 and $11,767,000 for the quarter ended March 31, 2008 and the year ended December 31, 2007, respectively.  The Partnership also received $411,000 in capital contributions from the General Partner during the quarter ended March 31, 2008, the repayment of which is not mandatory. Reinvested distributions from limited partners electing to reinvest were $1,749,000 and $1,704,000 for the quarters ended March 31, 2008 and 2007, respectively. Limited partner withdrawals were $6,133,000 and $4,247,000 for the quarters ended March 31, 2008 and 2007, respectively. Limited partner withdrawal percentages have been 4.42%, 4.47%, 4.29%, 4.70% and 6.34% for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively, and 8.3% for the quarter ended March 31, 2008 (annualized). These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter. For the first quarter of 2008, withdrawal requests have increased as compared to 2007 and prior years.

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

The Partnership relies upon its line of credit to fund loans from time to time. The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of three banks, which provides interim financing on mortgage loans invested in by the Partnership. In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of

July 31, 2009. There was $36,622,000 outstanding on the line of credit as of March 31, 2008. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of March 31, 2008. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the General Partner would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the Partnership.

As of March 31, 2008, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $19,244,000. The Partnership expects these amounts to be advanced to borrowers by December 31, 2008. The source of funds to fulfill these commitments will be payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

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

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of March 31, 2008, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Partnership’s risk factors as previously disclosed in the Partnership’s Form 10-K as of and for the year ended December 31, 2007.

Item 6. Exhibits

(a)Exhibits
10.1	Modification to Credit Agreement dated March 31, 2008
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications Pursuant to U.S.C. 18 Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: May 15, 2008	By:	/s/ William C. Owens
William C. Owens, President

Dated: May 15, 2008	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: May 15, 2008	By:	/s/ Melina A. Platt
Melina A. Platt, Controller