Form 10-Q
period 2008-09-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2008-11-14
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Yes [   ] No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
		Page

Item 1	Financial Statements	3

Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	21

Item 4	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A	Risk Factors	35

Item 6.	Exhibits	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$15,948,152	$9,159,033
Restricted cash	1,000,000	1,000,000
Loans secured by trust deeds, net of allowance for losses of $7,153,384 in 2008 and $5,042,000 in 2007	249,967,505	272,333,481
Interest and other receivables, net of allowance for doubtful receivable of $674,679 in 2008 and 2007	4,618,493	5,504,698
Vehicles and equipment, net of accumulated depreciation of $83,037 in 2008 and $10,267 in 2007	550,844	310,245
Investment in limited liability company	2,159,892	—
Real estate held for sale	12,715,462	10,572,237
Real estate held for investment, net of accumulated depreciation and amortization of $3,309,101 in 2008 and $3,091,919 in 2007	51,998,485	42,651,415
	$338,958,833	$341,531,109

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$618,521	$594,620
Due to general partner	4,528,531	2,278,330
Accounts payable and accrued liabilities	1,685,626	972,011
Deferred gain	884,277	902,009
Note payable	10,500,000	10,500,000
Line of credit payable	29,817,000	27,432,000

Total Liabilities	48,033,955	42,678,970

Minority interest	77,265	108,509

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,907,031	2,960,604
Limited partners	287,940,582	295,783,026

Total partners’ capital	290,847,613	298,743,630

	$338,958,833	$341,531,109
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2008 and 2007
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

REVENUES:
Interest income on loans secured by trust deeds	$8,730,598	$6,350,225	$19,656,933	$19,502,138
Gain on sale of real estate	1,144,565	803,541	1,144,533	991,249
Rental and other income from real estate properties	1,459,510	1,071,203	3,760,155	2,809,069
Income from investment in limited liability company	30,688	—	30,688	—
Other income	51,654	111,615	188,315	377,123
Total revenues	11,417,015	8,336,584	24,780,624	23,679,579

EXPENSES:
Management fees to general partner	4,422,610	165,983	4,422,610	856,063
Servicing fees to general partner	522,847	163,441	522,847	529,136
Carried interest to general partner	—	46,452	—	46,452
Administrative	15,000	12,000	45,000	36,000
Legal and accounting	103,477	139,242	346,258	341,605
Rental and other expenses on real estate properties	1,398,978	836,014	3,701,265	2,105,771
Interest expense	566,238	156,961	1,709,701	1,294,460
Environmental remediation expense	709	—	762,035	—
Minority interest	739	3,896	5,266	8,718
Provision for (reversal of) loan losses	1,252,212	(79,000)	2,963,134	1,744,515
Recovery of losses on real estate held for sale	—	—	—	(349,224)
Other	30,219	19,659	137,226	47,532
Total expenses	8,313,029	1,464,648	14,615,342	6,661,028

Net income	$3,103,986	$6,871,936	$10,165,282	$17,018,551

Net income allocated to general partner	$31,613	$67,523	$102,074	$168,165

Net income allocated to limited partners	$3,072,373	$6,804,413	$10,063,208	$16,850,386

Net income allocated to limited partners per weighted average limited partnership unit	$0.01	$0.02	$0.04	$0.06

Weighted average limited partnership units	287,576,000	296,528,000	291,438,000	290,624,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007
(UNAUDITED)

	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,165,282	$17,018,551
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate properties	(1,144,533)	(991,249)
Income from investment in limited liability company	(30,688)
Provision for loan losses	2,963,134	1,744,515
Recovery of losses on real estate properties held for sale	--	(349,224)
Depreciation and amortization	606,610	513,289
Changes in operating assets and liabilities:
Interest and other receivables	349,787	(1,225,660)
Due from general partner	--	--
Accounts payable and accrued liabilities	713,615	212,327
Due to general partner	2,250,201	(222,182)
Net cash provided by operating activities	15,873,408	16,700,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(86,453,828)	(126,668,426)
Principal collected on loans	84,938,722	92,625,277
Sales of loans to third parties	5,000,000	12,348,525
Investment in real estate properties	(1,304,097)	(524,357)
Net proceeds from disposition of real estate properties	4,732,313	3,156,886
Purchases of vehicles and equipment	(313,757)	--
Minority interest in limited liability company	(31,244)	(25,554)
Net cash provided by (used in) investing activities	6,568,109	(19,087,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	6,393,625	10,889,750
Net advances on line of credit	2,385,000	--
Partners’ cash distributions	(5,169,710)	(5,163,895)
Partners’ capital withdrawals	(19,261,313)	(12,138,051)
Net cash used in financing activities	(15,652,398)	(6,412,196)

Net increase (decrease) in cash and cash equivalents	6,789,119	(8,799,478)

Cash and cash equivalents at beginning of period	9,159,033	23,283,770

Cash and cash equivalents at end of period	$15,948,152	$14,484,292

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,723,634	$1,307,563

See notes 2, 3, 4 and 5 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2008.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies (see notes 3 and 4). All significant inter-company transactions and balances have been eliminated in consolidation.  The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment.

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

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

Loans Secured by Trust Deeds

Loans secured by trust deeds are stated at the principal amount outstanding. The Partnership’s portfolio consists primarily of real estate loans generally collateralized by first and second deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of September 30, 2008 and December 31, 2007 are as follows:

	2008	2007
By Property Type:
Commercial	$115,723,886	$151,435,333
Condominiums	90,261,637	81,327,519
Apartments	4,267,191	7,903,750
Single family homes (1-4 Units)	333,130	336,870
Improved and unimproved land	46,535,045	36,372,009

	$257,120,889	$277,375,481
By Deed Order:
First mortgages	$228,199,159	$255,962,228
Second mortgages	28,921,730	21,413,253

	$257,120,889	$277,375,481

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of September 30, 2008 and December 31, 2007, the Partnership held Construction Loans totaling approximately $16,351,000 and $13,274,000, respectively, and had commitments to disburse an additional $1,864,000 and $4,801,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of September 30, 2008 and December 31, 2007, the Partnership held Rehabilitation Loans totaling approximately $62,674,000 and $59,738,000, respectively, and had commitments to disburse an additional $4,552,000 and $12,086,000, respectively, on Rehabilitation Loans.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

Scheduled maturities of loans secured by trust deeds as of September 30, 2008 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending September 30:
2008 (past maturity)	$115,433,610	$—	$115,433,610
2009	101,904,101	—	101,904,101
2010	24,307,898	40,488	24,348,386
2011	1,100,000	—	1,100,000
2012	—	—	—
2013	—	—	—
Thereafter (through 2017)	83,130	14,251,662	14,334,792
	$242,828,739	$14,292,150	$257,120,889

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (1.78%, 2.98% and 3.85%, respectively, as of September 30, 2008), the prime rate (5.00% as of September 30, 2008) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (2.69% and 3.72%, respectively, as of September 30, 2008) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 250–650 basis points depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2008 and December 31, 2007:

	September 30, 2008	Portfolio	December 31, 2007	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$31,236,788	12.15%	$28,245,574	10.18%
California	140,423,974	54.62%	156,449,351	56.41%
Colorado	13,999,402	5.45%	13,999,414	5.05%
Florida	23,482,581	9.13%	23,482,581	8.47%
Hawaii	—	—	1,300,000	0.47%
Idaho	2,200,000	0.86%	3,568,290	1.29%
Nevada	14,101,177	5.48%	1,253,209	0.45%
New York	10,495,665	4.08%	9,420,000	3.40%
Oregon	83,130	0.03%	86,870	0.03%
Pennsylvania	1,320,057	0.51%	1,650,071	0.59%
Tennessee	—	—	10,547,470	3.80%
Texas	2,635,000	1.03%	2,635,000	0.95%
Utah	5,256,077	2.04%	4,143,751	1.49%
Virginia	—	—	2,230,000	0.80%
Washington	11,887,038	4.62%	18,363,900	6.62%
	$257,120,889	100.00%	$277,375,481	100.00%

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

As of September 30, 2008 and December 31, 2007, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 41% ($105,882,000) and 35% ($96,247,000), respectively, of the loan portfolio. The Northern California region (which includes the following counties and all counties north: Monterey, Fresno, Kings, Tulare and Inyo) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

During the three and nine months ended September 30, 2008 and 2007, the Partnership refinanced loans totaling approximately $9,420,000 and $0, respectively, and $13,564,000 and $8,953,000, respectively, thereby extending the maturity dates of such loans.

In June 2008, the Partnership entered into participation agreements on six loans with aggregate principal balances totaling $19,845,000 with an unrelated mortgage investment group (the “Lead Lender”) that originated the loans with the borrowers. The General Partner receives the monthly interest payments on these participated loans from the Lead Lender. Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of the participated loans, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loans. During the quarter ended September 30, 2008, the Partnership received partial repayment on one loan in the amount of approximately $1,194,000 and sold the remaining principal balance of approximately $1,169,000 to the Lead Lender. In addition, the Partnership sold a portion of the principal balance of another loan in the amount of approximately $3,831,000 to the Lead Lender.  The sales of these loans resulted in no gain or loss in the accompanying consolidated financial statements.

As of September 30, 2008 and December 31, 2007, approximately $246,632,000 (95.9%) and $264,289,000 (95.3%) of Partnership loans are interest-only loans and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

Most of the Partnership’s loans contain balloon payments at their maturity date, meaning that a lump sum payment of principal is due at the maturity date. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and accrued interest are referred to as “past maturity loans”. As of September 30, 2008 and December 31, 2007, the Partnership had nineteen and twenty-one past maturity loans totaling approximately $115,434,000 and $65,366,000, respectively.

As of September 30, 2008 and December 31, 2007, the Partnership had twelve and six impaired loans, respectively, that were delinquent in monthly payments greater than ninety days totaling approximately $92,154,000 and $40,537,000, respectively.  This included ten and three matured loans totaling $87,464,000 and $3,335,000, respectively. In addition, nine and eighteen loans totaling approximately $27,970,000 and $62,031,000, respectively, were past maturity but current in monthly payments as of September 30, 2008 and December 31, 2007, respectively (combined total of delinquent loans of $120,124,000 and $102,568,000, respectively). Of the impaired and past maturity loans, approximately $39,483,000 and $17,617,000, respectively, were in the process of foreclosure and $10,500,000 and $1,600,000, respectively, involved borrowers who were in bankruptcy as of September 30, 2008 and December 31, 2007.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

The Partnership foreclosed on six loans during the nine months ended September 30, 2008 with aggregate principal balances totaling $18,220,000 and obtained the properties via the trustee’s sales or deeds in lieu of foreclosure.

In October 2008 (subsequent to quarter end), the Partnership entered into foreclosure proceedings on one delinquent loan with a principal balance of approximately $2,000,000.

Of the total impaired loans as of September 30, 2008, two loans with an aggregate principal balance totaling $22,000,000 had the maturity dates extended to January 1, 2009 subsequent to quarter end.

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan secured by a condominium complex (in the process of conversion and renovation) located in Miami, Florida and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan and shall first receive their share of interest in the loan prior to any other co-lender and next shall receive their share of principal in the loan prior to any other co-lender in the loan (after any protective advances made are reimbursed to the co-lenders on a pro-rata basis).  The servicer of the loan is one of the co-lenders (the “Lead Lender”) and the Partnership receives the payments on the loan from the Lead Lender. As of September 30, 2008, the borrower is in default of the loan documents and management of the project has been assumed by the Lead Lender. As of September 30, 2008, the Partnership had funded $640,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property and funded an additional $51,000 subsequent to quarter end. As of September 30, 2008, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.  Due to the underlying collateral value and the Partnership’s and General Partner’s senior position over the other co-lenders in the loan, management of the General Partner does not believe that the Partnership will incur a specific loss related to this loan.  In April 2008, the Lead Lender filed a notice of default on this loan and the loan is now in the process of foreclosure.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $89,256,000 and $39,895,000 as of September 30, 2008 and 2007, respectively.  Interest income recognized on impaired loans totaled approximately $3,973,000 and $300,000 for the three months ended September 30, 2008 and 2007, respectively, and $4,358,000 and $613,000 for the nine months ended September 30, 2008 and 2007, respectively.  Interest income received on impaired loans totaled approximately $4,286,000 and $330,000 for the three months ended September 30, 2008 and 2007, respectively, and $6,478,000 and $680,000 for the nine months ended September 30, 2008 and 2007, respectively.

The Partnership’s allowance for loan losses was $7,153,384 and $5,042,000 as of September 30, 2008 and December 31, 2007, respectively, of which $627,384 was a specific allowance for loan losses and $6,526,000 was a non-specific allowance for losses.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

Changes in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$6,434,000	$4,670,000	$5,042,000	$4,225,000
Provision	1,252,212	(79,000)	2,963,134	1,744,515
Recovery of bad debts	—	—	—	—
Charge-off	(532,828)	—	(851,750)	(1,378,515)
Balance, end of period	$7,153,384	$4,591,000	$7,153,384	$4,591,000

The General Partner believes that the allowance for loan losses is management’s best estimate of inherent losses in the loan portfolio as of September 30, 2008. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

NOTE 3 – INVESTMENT IN LIMITED LIABILITY COMPANY

During the quarter ended September 30, 2008, the Partnership entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company, with Nanook Ventures LLC (“Nanook”).  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that was owned by the Partnership. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Partnership, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  The Partnership and Nanook are the Members of the LLC and NV Manager, LLC is the Manager. Pursuant to the Agreement, the Partnership contributed the property to the LLC at an agreed upon fair market value of $6,350,000.  Cash in the amount of $3,175,000 was then distributed by the LLC to the Partnership such that the Partnership has an initial capital account balance of $3,175,000.  Nanook contributed cash in the amount of $3,175,000 to the LLC and has an initial capital account balance of the same amount.

At the time of closing, the two properties were separately contributed to two new LLC’s, Nanook Ventures One LLC and Nanook Ventures Two LLC, that are wholly owned by 1850 De La Cruz LLC.  The Partnership recognized a gain of approximately $1,037,000 from its sale of ½ of the properties to Nanook.  Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. The Partnership accrued approximately $762,000 (including $161,000 owed to Nanook) as an estimate of the expected costs to monitor and remediate the contamination on the properties which is recorded as Environmental Remediation Expense in the accompanying consolidated statements of income for the nine months ended September 30, 2008.  The Partnership is unable to estimate the maximum amount to be paid under this guarantee, as the Operating Agreement does not limit the obligations of the Partnership. The Partnership is accounting for its investment in the joint venture under the equity method. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $31,000 since inception.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate held for sale as of September 30, 2008 and December 31, 2007 consists of the following properties acquired through foreclosure:

	2008	2007
Manufactured home subdivision development, Ione, California	$837,838	$837,838
Light industrial building, Paso Robles, California (transferred from real estate held for investment – see Note 5)	1,637,507	—
Undeveloped land, San Jose, California (transferred to real estate held for investment – see Note 5)	—	3,025,992
Industrial land and buildings, Santa Clara, California (see Note 3)	—	4,258,407
Mixed-use retail building, Sacramento, California	—	2,450,000
Two improved residential lots, West Sacramento, California	510,944	—
Office/retail complex, Hilo, Hawaii	1,636,196	—
Office condominium complex (17 units), Roseville, California	8,092,977	—
	$12,715,462	$10,572,237

During the quarter ended September 30, 2008, the Partnership foreclosed on a first mortgage loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $1,300,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as delinquent property taxes) in the total amount of approximately $336,000 were capitalized to the basis of the property.  The estimated fair market value of the property was determined to be greater than the Partnership’s basis in the property at the time of foreclosure. The property is classified as held for sale as a sale is expected to be completed in the next one year period.

During the quarter ended September 30, 2008, the Partnership obtained deeds in lieu of foreclosure from the borrower on two first mortgage loans secured by 18 units in three buildings in an office condominium complex located in Roseville, California in the total amount of approximately $9,068,000 and obtained the properties.  In addition, certain advances made on the loans or incurred as part of the foreclosure in the total amount of approximately $34,000 were capitalized to the basis of the properties.  At the time of foreclosure, it was determined that the fair market values of the units in two buildings were lower than the Partnership’s cost basis in those units by approximately $533,000, and, thus, this amount was recorded as a charge-off against the allowance for loan losses as of September 30, 2008. The properties are classified as held for sale as sales are expected to be completed in the next one year period. On September 30, 2008, one unit was sold for net sales proceeds of approximately $562,000, resulting in a gain to the Partnership of approximately $102,000.

During the quarter ended June 30, 2008, the Partnership foreclosed on a first mortgage loan secured by a storage facility located in Stockton, California in the amount of approximately $5,817,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $176,000 were capitalized to the basis of the property.  At the time of foreclosure, approximately $319,000 was charged off against the allowance for loan losses to write the loan/property down to estimated fair market value based on a pending sale.  The sale contract was canceled by the potential buyer in September 2008 and it is now unlikely that the property will be sold within one year. Thus, the property was transferred to held for investment as of September 30, 2008.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

During the quarter ended June 30, 2008, the Partnership foreclosed on a first mortgage loan secured by two improved residential lots located in West Sacramento, California in the amount of approximately $435,000 and obtained the lots via the trustee’s sale. In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $74,000 were capitalized to the basis of the property.  The estimated fair market values of the lots were determined to be greater than the Partnership’s basis in the lots at the time of foreclosure. The lots are classified as held for sale as sales are expected to be completed within one year.

During the quarter ended March 31, 2008, the Partnership sold the mixed-use retail building located in Sacramento, California for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  The note receivable was paid off in full by the buyer in May 2008.

Changes in the allowance for real estate losses for the three and nine months ended September 30, 2008 and 2007 were as follows:
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

During the nine months ended September 30, 2007, the Partnership advanced an additional $17,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $665,000 from collections on notes receivable and sales of condominium units. During the nine months ended September 30, 2007, OLH sold three condominium units for total net sales proceeds of approximately $656,000, resulting in gain on sale of approximately $141,000.

There was no activity during the three or nine months ended September 30, 2008 as the remaining condominium units were sold during the second quarter of 2007.

The net income to the Partnership was approximately $0 and $231,000 for the three and nine months ended September 30, 2007, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of September 30, 2008 and December 31, 2007:

	2008	2007
Light industrial building, Paso Robles, California (transferred to real estate held for sale – see Note 4)	$—	$1,608,735
Commercial building, Roseville, California	1,045,619	800,745
Retail complex, Greeley, Colorado (held within 720 University, LLC)	13,839,884	14,177,355
Undeveloped land, Madera County, California	5,534,780	5,520,797
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,878,956	2,845,403
Undeveloped land, Yuba County, California	594,610	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	3,541,687	3,340,000
75 improved, residential lots, Auburn, California	13,763,770	13,763,770
Undeveloped land, San Jose, California (transferred from real estate held for sale – see Note 4)	3,025,992	—
Undeveloped land, Half Moon Bay, California	2,099,187	—
Storage facility, Stockton, California (transferred from real estate held for sale – see Note 4)	5,674,000	—
	$51,998,485	$42,651,415

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

During the quarter ended September 30, 2008, the Partnership transferred the light industrial building located in Paso Robles, California from real estate held for investment to real estate held for sale because the property is now listed for sale and it is highly likely that a sale will be completed within one year.

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

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2008 and December 31, 2007 are as follows:
	2008	2007
Land	$35,217,761	$29,418,728
Buildings	14,594,015	10,756,286
Improvements	4,625,481	4,737,664
Other	870,329	830,656
	55,307,586	45,743,334
Less: Accumulated depreciation and amortization	(3,309,101)	(3,091,919)
	$51,998,485	$42,651,415

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

The net income to the Partnership was approximately $8,000 and $45,000 (including depreciation and amortization of $149,000 and $143,000) for the three months ended September 30, 2008 and 2007, respectively, and $80,000 and $125,000 (including depreciation and amortization of $443,000 and $437,000) for the nine months ended September 30, 2008 and 2007, respectively. The minority interest of the joint venture partner of approximately $77,000 and $109,000 as of September 30, 2008 and December 31, 2007, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $13,840,000 and $14,177,000 as of September 30, 2008 and December 31, 2007, respectively.

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

Dation sold no lots or houses during the three months ended September 30, 2008 and 2007.  Dation repaid $0 and $5,000 of the loan to the Partnership during the three months ended September 30, 2008 and 2007, respectively.

The net income (loss) to the Partnership from Dation was approximately $(4,000) and $24,000 for the three months ended September 30, 2008 and 2007, respectively, and $12,000 and $95,000 for the nine months ended September 30, 2008 and 2007, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

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

The Partnership advanced approximately $233,000 and $742,000 to DarkHorse during the three and nine months ended September 30, 2008, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $15,000 and $4,000 for the three months ended September 30, 2008 and 2007, respectively, and $286,000 and $4,000 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 6 - TRANSACTIONS WITH AFFILIATES

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual calendar year basis. Even though the fees for a particular month may exceed one-twelfth of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the twelve months may not exceed the stated limits. Due to a decline in the performance of the Partnership during the six months ended June 30, 2008 and in order to maintain yield paid to the limited partners at a level consistent with prior periods, OFG collected no management or service fees from the Partnership in the first six months of 2008 to offset a decrease in interest income collected on mortgage loans during the period and instead contributed approximately $411,000 in capital to the Partnership, the repayment of which was not mandatory. During the quarter ended September 30, 2008, the Partnership collected delinquent interest at the time of payoff of three loans of approximately $3,538,000 and recognized gain of approximately $1,037,000 from the sale of ½ of the properties located in Santa Clara, California (see Note 3).  This enabled the Partnership to allow the General Partner to withdraw the capital contributions it made during the first six months of 2008 and pay a portion of the management and service fees not previously paid to the General Partner during the quarter. Management fees amounted to approximately $4,423,000 and $166,000 for the three months ended September 30, 2008 and 2007, respectively, and $4,423,000 and $856,000 for the nine months ended September 30, 2008 and 2007, respectively. Service fees amounted to approximately $523,000 and $163,000 for the three months ended September 30, 2008 and 2007, respectively, and $523,000 and $529,000 for the nine months ended September 30, 2008 and 2007, respectively.

The maximum servicing fees were paid to OFG during the nine months ended September 30, 2008.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2008, the fees would have been $5,751,000 (increase of $1,329,000), which would have reduced net income allocated to limited partners by approximately 13% and net income allocated to limited partners per weighted average limited partner unit from $0.04 to $0.03. If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2007, the management fees would have been $5,820,000 (increase of $4,964,000, which would have reduced net income allocated to limited partners by approximately 29%, and would have reduced net income allocated to limited partners per weighted average limited partner unit from $0.06 to $0.04.

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

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans.  For the years 2005, 2006 and 2007 and the nine months ended September 30, 2008 (annualized), the management fees were 2.27%, 2.04%, 0.79% and 2.12% of the average unpaid balance of mortgage loans, respectively.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $576,000 and $153,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,190,000 and $348,000 for the nine months ended September 30, 2008 and 2007, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $14,000 and $15,000 for the three months ended September 30, 2008 and 2007, respectively, and $28,000 and $35,000 for the nine months ended September 30, 2008 and 2007, respectively.

OFG originates substantially all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $709,000 and $1,451,000 on loans originated or extended of approximately $25,331,000 and $36,885,000 for the three months ended September 30, 2008 and 2007, respectively, and $3,047,000 and $4,554,000 on loans originated or extended of approximately $107,170,000 and $161,156,000 for the nine months ended September 30, 2008 and 2007, respectively. Of the $3,047,000 and $4,554,000 in loan origination fees earned by OFG during the nine months ended September 30, 2008 and 2007, $0 and $560,000, respectively, were back-end fees that will not be collected until either some future date or when the related loans are paid in full.

OFG is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were $36,000 and $12,000 during the three months ended September 30, 2008 and 2007, respectively, and $66,000 and $36,000 during the nine months ended September 30, 2008 and 2007, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

As of September 30, 2008, the General Partner held second and fourth deeds of trust in the total amount of approximately $789,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $272,000 of the General Partner’s loan was funded to the borrower and the remaining $517,000 is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum.

NOTE 7 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 4), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended September 30, 2008 and 2007 was approximately $136,000 and $136,000, respectively, and approximately $405,000 and $404,000 for the nine months ended September 30, 2008 and 2007, respectively. The note contains certain covenants, which the Company has complied with as of September 30, 2008.

NOTE 8 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009. The balance outstanding on the line of credit was $29,817,000 and $27,432,000 as of September 30, 2008 and December 31, 2007, respectively.  Borrowings under the line of credit bear interest at the bank’s prime rate, which was 5.0% as of September 30, 2008. Interest expense was approximately $430,000 and $21,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $1,305,000 and $891,000 for the nine months ended September 30, 2008 and 2007, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks, which has been reflected as restricted cash in the accompanying balance sheets. The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. The Partnership has complied with these covenants as of September 30, 2008.

NOTE 9 – PARTNERS’ CAPITAL

The Partnership filed a new registration statement with the SEC on Form S-11, file number 333-150248, that was declared effective on April 30, 2008.  The new registration statement registers 100,000,000 Units, including 9,758,838 new Units and 90,241,162 Units that were previously registered and unsold pursuant to registration statement No. 333-69272.  The Partnership had been closed to most new limited partner investments since September 2001. However, beginning in June 2007, the Partnership reopened to new contributions from existing limited partners on a limited basis and opened again to contributions from existing and new limited partners in September 2008.  The Partnership sold an aggregate of approximately $11,767,000 during 2007 and an additional $5,983,000 during the nine months ended September 30, 2008 to existing and new limited partners. In addition, although not required, the General Partner contributed capital of approximately $411,000 to the Partnership during the six months ended June 30, 2008, all of which was withdrawn by the General Partner as of September 30, 2008.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

The Partnership had a significant increase in limited partner capital withdrawal requests in September and October 2008. Currently, it appears that management will be required to suspend approximately $5,200,000 in  December 2008 withdrawal requests until early 2009, as only 10% of limited partner capital can be withdrawn in any calendar year, pursuant to the Partnership Agreement.

Changes in partners’ capital for the nine months ended September 30, 2008 were as follows:

	General	Limited partners		Total Partners’
	partner	Units	Amount	capital

Balances, December 31, 2007	$2,960,604	295,979,046	$295,783,026	$298,743,630

Net income	102,074	10,063,208	10,063,208	10,165,282
Sale of partnership units	410,759	5,982,866	5,982,866	6,393,625
Partners’ withdrawals	(410,759)	(18,850,554)	(18,850,554)	(19,261,313)
Partners’ distributions	(155,647)	(5,037,964)	(5,037,964)	(5,193,611)

Balances, September 30, 2008	$2,907,031	288,136,602	$287,940,582	$290,847,613

NOTE 10 – FAIR VALUE

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

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

Loans Secured by Trust Deeds

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral, if collateral dependent.  Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Partnership records the impaired loan as nonrecurring Level 3.

Management’s analysis of impaired loans resulted in a specific loan loss allowance of $627,384 for one loan with a principal balance of $4,000,000 as of September 30, 2008.  Level 3 inputs were used to determine the fair value of the property securing this loan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of September 30, 2008, there were approximately $6,416,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans, line of credit draws or capital contributions from limited partners.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

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

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral and (2) the valuation of real estate held for sale and investment. At September 30, 2008, the Partnership owned fifteen real estate properties, including three within limited liability companies.  The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $4,423,000 and $166,000 for the three months ended September 30, 2008 and 2007, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $523,000 and $163,000 for the three months ended September 30, 2008 and 2007, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $709,000 and $1,451,000 on loans originated of approximately $25,331,000 and $36,885,000 for the three months ended September 30, 2008 and 2007, respectively.

•
Late Payment Charges –  The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $576,000 and $153,000 for the three months ended September 30, 2008 and 2007, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $28,000 and $15,000 for the three months ended September 30, 2008 and 2007, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $36,000 and $12,000 during the three months ended September 30, 2008 and 2007, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of September 30, 2008, the General Partner has made cash capital contributions of $1,497,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. The carried interest expense charged to the Partnership was $0 and $46,000 for the three months ended September 30, 2008 and 2007, respectively.

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

During 2007 and 2008, the U.S. economy showed signs of deterioration mostly due to a substantial decline in the housing market, liquidity issues in the lending market and rising gasoline prices. The national unemployment rate has increased from 4.7% in September 2007 to 6.1% in September 2008 while the California unemployment rate has increased over the same period from 5.6% to 7.7%. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 2.9% in 2006 to 2.2% in 2007. The Gross Domestic Product showed an annualized increase of 0.9% and 2.8% in the first two quarters of 2008, respectively, and an annualized decrease of 0.3% in the third quarter of 2008. Although data supporting a broad-based recession is lagging, the general consensus is that the U.S. economy is currently in recession. The Federal Reserve decreased the federal funds rate from 5.25% at the beginning of 2007 to 2.0% as of September 30, 2008 (and it was reduced further to 1.0% in October 2008).

Short term interest rates have responded quickly to the decreases in the federal funds rate. However, longer term interest rates have been slower to react. These rate decreases have not had a substantial impact on the rates that the Partnership has charged on its loans. In fact, the weighted average interest rate on Partnership loans increased from 10.61% as of September 30, 2007 to 10.87% as of September 30, 2008.  Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

The Partnership had a significant increase in limited partner capital withdrawal requests in September and October 2008. Currently, it appears that management will be required to suspend approximately $5,200,000 in  December 2008 withdrawal requests until early 2009, as only 10% of limited partner capital can be withdrawn in any calendar year, pursuant to the Partnership Agreement.

Loan delinquencies have been rising primarily in the residential real estate market. The Partnership does not make loans for the purchase or refinance of single-family residential properties. The Partnership’s loans are secured primarily by commercial properties and residential development projects.  The Partnership has experienced increased loan delinquencies and foreclosures over the past year.  The General Partner believes that the increase is partially the result of the slowing housing market in California and other parts of the nation as seven of the twenty-one delinquent and past maturity loans as of September 30, 2008 are either residential land or condominium projects. In addition, the Partnership foreclosed on four loans secured partially or fully by residential improved and unimproved land located in California during 2007 and 2008.

Although currently the General Partner believes that only one of the Partnership's delinquent loans will result in loss to the Partnership because the underlying collateral values exceed the Partnership’s basis in the loans, the current economic slowdown could continue to push values of real estate properties down.  As a result, given the continued decreasing values in the real estate market, the Partnership continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material. Although the last two U.S. recessions were relatively weak, lasting only eight months each, there is no assurance that current economic conditions will improve anytime in the near future. The longer and deeper the recession is, the greater the chance of decreasing real estate values. If the economy were to experience a long recession with significant drops in Gross Domestic Product and increased unemployment, the values of real estate held by the Partnership and providing security for Partnership loans would most likely decrease potentially leading to even greater delinquencies and foreclosures, further reducing the liquidity of the Partnership, and decreasing the cash available for distribution. The General Partner believes that Partnership loan delinquencies and foreclosures may continue to rise in the next several months and that this may lead to continued decreases in cash available for distribution to the limited partners in the form of both net income (yield) and capital redemptions and increases in real estate held by the Partnership.  The General Partner expects that with time the majority of the loan delinquency problems will clear up favorably to the Partnership, but there can be no assurance of this.  In the meantime, the reduced income and liquidity has required a reduction in the net income paid to limited partners.

For Partnership loans outstanding as of September 30, 2008, the Partnership had an average loan-to-value ratio of approximately 51%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made.  This low average loan-to-value ratio should assist the Partnership in weathering loan delinquencies and foreclosures should they occur. Nevertheless, no assurance can be given that continuing increases in loan defaults and related foreclosures by the Partnership, accompanied by declines in real estate values, will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of September 30, 2008, 41.2% of loans were secured by real estate in Northern California, while 13.4%, 12.2%, 9.1%, 5.5%, 5.4% and 4.6% were secured by real estate in Southern California, Arizona, Florida, Nevada, Colorado and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Total revenues	$11,417,015	$8,336,584	$24,780,624	$23,679,579
Total expenses	8,313,029	1,464,648	14,615,282	6,661,028

Net income	$3,103,986	$6,871,936	$10,165,282	$17,018,551

Net income allocated to limited partners	$3,072,373	$6,804,413	$10,063,208	$16,850,386

Net income allocated to limited partners per weighted average limited partnership unit	$0.01	$0.02	$0.04	$0.06

Annualized rate of return to limited partners (1)	4.3%	9.2%	4.6%	7.7%

Distribution per partnership unit (yield) (2)	6.8%	7.6%	6.9%	7.7%

Weighted average limited partnership units	287,576,000	296,528,000	291,438,000	290,624,000

(1)
The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of September 30, 2008 and 2007 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Total Revenues

Interest income on loans secured by trust deeds increased $2,380,000 (37.5%) and $155,000 (0.8%) during the three and nine months ended September 30, 2008, as compared to the same period in 2007. This increase was primarily the result of the collection of delinquent interest at the time of payoff of three loans of approximately $3,538,000 during the quarter ended September 30, 2008. This was offset by an increase in non-accrual loans that were delinquent in payments greater than ninety days during the three and nine months ended September 30, 2008 as compared to 2007.

Gain on sales of real estate increased from approximately $804,000 and $991,000 for the three and nine months ended September 30, 2007, respectively, to approximately $1,145,000 for the three and nine months ended September 30, 2008, respectively, due primarily to the sale of ½ of the properties located in Santa Clara, California (see “Investment in Limited Liability Company” below) for gain of approximately $1,037,000 and the sale of a unit in the office condominium complex located in Roseville, California that was obtained via deed in lieu of foreclosure in September 2008 for gain of approximately $102,000 during 2008.  During 2007, the Gresham, Oregon land was sold resulting in a gain of $773,000, the final three condominium units in Oregon Leisure Homes, LLC were sold resulting in total gains of approximately $141,000 and two and one lot, respectively, in the manufactured  home parks located in Ione, California and within Dation, LLC were sold resulting in gains of approximately $36,000 and $10,000, respectively.

Other income decreased $60,000 (53.7%) and $189,000 (50.1%) during the three and nine months ended September 30, 2008, as compared to the same period in 2007 due primarily to a decrease in interest earned on money market investments. The Partnership had a decreased amount of cash and equivalents available during the first nine months of 2008 (as compared to 2007).  In addition, the rates earned on money market investments have generally decreased in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Total Expenses

Management fees to the General Partner increased $3,567,000 (416.6%) during the nine months ended September 30, 2008, as compared to the same period in 2007.  This increase was primarily a result of the collection of delinquent interest at the time of payoff of three loans of approximately $3,538,000 and the recognition of gain of approximately $1,037,000 from the sale of ½ of the properties located in Santa Clara, California during the quarter ended September 30, 2008 which enabled the Partnership to pay management and service fees to the General Partner. No management and services fees had been paid to the General Partner through June 30, 2008.

If the maximum management and service fees had been paid to the General Partner during the nine months ended September 30, 2008, the management and service fees would have been $5,751,000 (increase of $1,329,000), which would have reduced net income allocated to limited partners by approximately 13.1% and net income allocated to limited partners per weighted average limited partner unit from $0.04 to $0.03.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2005, 2006 and 2007 and the nine months ended September 30, 2008 (annualized), the management fees were 2.27%, 2.04%, 0.79% and 2.12% of the average unpaid balance of mortgage loans, respectively.

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

Interest expense increased $409,000 (261%) and $415,000 (32.1%) during the three and nine months ended September 30, 2008, as compared to the same period in 2007, due to increased usage of the line of credit during 2008 as compared to 2007.

Other expense increased $11,000 (153.7%) and $90,000 (189%) during the three and nine months ended September 30, 2008 primarily due to registration fees and printing costs incurred related to filing the Partnership’s new registration on Form S-11 and state income taxes paid at the Partnership level for non-California real estate properties.

The provision for loan losses of $1,252,000 and $2,963,000 during the three and nine months ended September 30, 2008 was the result of an analysis performed on the loan portfolio, which resulted in an increase in the general allowance for loan losses during three and nine months. This was primarily a result of an increase in non-performing loans and loans in the process of foreclosure in 2008 and a specific loan loss allowance taken on one loan in the amount of $627,384 during the three months ended September 30, 2008. There was a net increase in the allowance for loan losses of $366,000 during the nine months ended September 30, 2007.

The recovery of losses on real estate properties held for sale of $349,000 during the nine months ended September 30, 2007 was the result of sales of condominium units in Oregon Leisure Homes, LLC during 2007 and the reversal of an allowance on the Gresham, Oregon land due to the recovery of the original cost of the property pursuant to a sale that closed in the second quarter of 2007.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties decreased $175,000 (74.3%) and $644,000 (91.6%) during the three and nine months ended September 30, 2008, as compared to the same period in 2007, due primarily to additional expenses incurred on real estate foreclosed during 2007 and 2008 and a net loss of approximately $15,000 and $286,000 during the three and nine months ended September 30, 2008 from the operations of DarkHorse Golf Club, LLC that was acquired through foreclosure in the third quarter of 2007.

Financial Condition

September 30, 2008 and December 31, 2007

Loan Portfolio

The number of Partnership mortgage investments decreased from 72 to 62, and the average loan balance increased from $3,852,000 to $4,147,000 between December 31, 2007 and September 30, 2008.

Approximately $92,154,000 (35.8%) and $40,537,000 (14.6%) of the loans invested in by the Partnership were considered impaired and greater than ninety days delinquent in monthly payments as of September 30, 2008 and December 31, 2007, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $27,970,000 (10.9%) and $62,031,000 (22.4%) as of September 30, 2008 and December 31, 2007, respectively (combined total of $120,124,000 and $102,568,000, respectively, that are past maturity and delinquent in payments greater than ninety days). Of the impaired and past maturity loans, approximately $39,483,000 (15.4%) and $17,617,000 (6.4%), respectively, were in the process of foreclosure and $10,500,000 (4.1%) and $1,600,000 (0.6%), respectively, involved borrowers who were in bankruptcy as of September 30, 2008 and December 31, 2007.

As of September 30, 2008 and December 31, 2007, the Partnership held the following types of mortgages:

	2008	2007
By Property Type:
Commercial	$115,723,886	$151,435,333
Condominiums	90,261,637	81,327,519
Apartments	4,267,191	7,903,750
Single family homes (1-4 units)	333,130	336,870
Improved and unimproved land	46,535,045	36,372,009
	$257,120,889	$277,375,481
By Deed Order:
First mortgages	$228,199,159	$255,962,228
Second mortgages	28,921,730	21,413,253
	$257,120,889	$277,375,481

As of September 30, 2008 and December 31, 2007, approximately 41% and 35% of the Partnership’s mortgage loans were secured by real property in Northern California.

The Partnership’s investment in loans decreased by $20,255,000 (7.3%) during the nine months ended September 30, 2008 as a result of loan payoffs, loan sales and foreclosures in excess of loan originations.

The General Partner increased the allowance for loan losses by approximately $2,111,000 and $366,000 (provision net of charge-offs) during the nine months ended September 30, 2008 and 2007, respectively.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of period	$5,042,000	$4,225,000
Provision	2,963,134	1,744,515
Recovery of bad debts	—	—
Charge-off	(851,750)	(1,378,515)
Balance, end of period	$7,153,384	$4,591,000

Real Estate Properties Held for Sale and Investment

As of September 30, 2008, the Partnership held title to fifteen properties that were foreclosed on or purchased by the Partnership since 1994 in the amount of $64,713,000 (including properties held in three limited liability companies), net of accumulated depreciation and amortization of approximately $3,309,000. As of September 30, 2008, properties held for sale total $12,715,000 and properties held for investment total $51,998,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of period	$53,223,652	$29,700,395
Real estate acquired through foreclosure	17,904,365	25,743,465
Investment in real estate properties	1,304,098	524,357
Sales of real estate properties	(5,055,512)	(2,172,145)
Recovery of losses on real estate held for sale	—	349,224
Transfer of real estate to investment in LLC	(2,129,204)	—
Depreciation and amortization	(533,452)	(513,289)
Balance, end of period	$64,713,947	$53,632,007

Seven of the Partnership’s fifteen properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $2,106,000 to $3,701,000 (75.8%) for the nine months ended September 30, 2007 and 2008, respectively, and revenues associated with these properties have increased from $2,809,000 to $3,760,000 (33.9%) during the same periods, respectively, thus generating a net loss from real estate properties of $59,000 during the nine months ended September 30, 2008 (compared to $703,000 of net income during 2007).

During the quarter ended September 30, 2008, the Partnership foreclosed on a first mortgage loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $1,300,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as delinquent property taxes) in the total amount of approximately $336,000 were capitalized to the basis of the property.  The property is classified as held for sale as a sale is expected to be completed in the next one year period.

During the quarter ended September 30, 2008, the Partnership obtained deeds in lieu of foreclosure from the borrower on two first mortgage loans secured by 18 units in three buildings in an office condominium complex located in Roseville, California in the total amount of approximately $9,068,000 and obtained the properties.  In addition, certain advances made on the loans or incurred as part of the foreclosure in the total amount of approximately $34,000 were capitalized to the basis of the properties.  At the time of foreclosure, it was determined that the fair market values of the units in two buildings were lower than the Partnership’s cost basis in those units by approximately $533,000, and, thus, this amount was recorded as a charge-off against the allowance for loan losses as of September 30, 2008. The properties are classified as held for sale as sales are expected to be completed in the next one year period. On September 30, 2008, one unit was sold for net sales proceeds of approximately $562,000, resulting in a gain to the Partnership of approximately $102,000.

During the quarter ended September 30, 2007, the Partnership foreclosed on a $3,268,000 first mortgage loan secured by a mixed-use retail building in the process of rehabilitation located in Sacramento, California and unimproved land located in Yuba County, California and obtained the properties via the trustee’s sale.  During the quarter ended March 31, 2008, the Partnership sold the mixed-used retail building located in Sacramento, California for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  The note receivable was paid off in full by the buyer in May 2008.

During the quarter ended September 30, 2007, the Partnership foreclosed on two first mortgage loans in the total amount of approximately $16,358,000 secured by 75 improved, residential lots and a golf course located in Auburn, California and obtained the properties via the trustee’s sales.

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

Changes in the allowance for real estate losses for the nine months ended September 30, 2008 and 2007 were as follows:

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

Investment in Limited Liability Company

During the quarter ended September 30, 2008, the Partnership entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company, with Nanook Ventures LLC (“Nanook”).  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that was owned by the Partnership. The property was subject to a routine Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Partnership, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  The Partnership and Nanook are the Members of the LLC and NV Manager, LLC is the Manager. Pursuant to the Agreement, the Partnership contributed the property to the LLC at an agreed upon fair market value of $6,350,000.  Cash in the amount of $3,175,000 was then distributed by the LLC to the Partnership such that the Partnership has an initial capital account balance of $3,175,000.  Nanook contributed cash in the amount of $3,175,000 to the LLC and has an initial capital account balance of the same amount.

At the time of closing, the two properties were separately contributed to two new LLC’s, Nanook Ventures One LLC and Nanook Ventures Two LLC, that are wholly owned by 1850 De La Cruz LLC.  The Partnership recognized a gain of approximately $1,037,000 from its sale of ½ of the properties to Nanook.  Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. The Partnership accrued approximately $762,000 (including $161,000 owed to Nanook) as an estimate of the expected costs to monitor and remediate the contamination on the properties which is recorded as Environmental Remediation Expense in the accompanying consolidated statements of income for the nine months ended September 30, 2008. The Partnership is accounting for its investment in the joint venture under the equity method. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $31,000 since inception.

Cash and Cash Equivalents

Cash and cash equivalents increased from approximately $9,159,000 as of December 31, 2007 to approximately $15,948,000 as of September 30, 2008 (increase of $6,789,000 or 74.1%) due primarily to the payoff of a loan with a principal balance of $9,420,000 on September 30, 2008.  The line of credit was paid down as a result of this payoff on October 1, 2008.

Interest and Other Receivables

Interest and other receivables decreased from approximately $5,505,000 as of December 31, 2007 to $4,618,000 as of September 30, 2008 ($886,000 or 16.1%) due primarily to an increase in loans greater than ninety days delinquent in payments during the nine month period, which resulted in the discontinuation of interest accruals on certain delinquent loans.

Vehicles and Equipment

Vehicles and equipment increased from approximately $310,000 as of December 31, 2007 to approximately $551,000 as of September 30, 2008 ($241,000 or 77.7%) due to purchases of equipment during 2008 for golf course operations in DarkHorse Golf Club, LLC.

Due to General Partner

Due to General Partner increased from approximately $2,278,000 as of December 31, 2007 to approximately $4,529,000 as of September 30, 2008 ($2,250,000 or 98.8%) due to increased management fees owed to the General Partner as of September 30, 2008 pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $972,000 as of December 31, 2007 to approximately $1,686,000 as of September 30, 2008 ($714,000 or 73.5%) due primarily to an increase in accrued interest payable on the Partnership’s line of credit as of September 30, 2008, estimated accrued environmental remediation costs related to the property owned through the Partnership’s investment in 1850 De La Cruz LLC and an increase in the amount of accrued property taxes as of September 30, 2008 as the Partnership owns more real estate in 2008 as compared to 2007.

Line of Credit Payable

Line of credit payable increased from $27,432,000 as of December 31, 2007 to $29,817,000 as of September 30, 2008 ($2,385,000 or 8.7%) due to advances made on the line of credit during the nine months ended September 30, 2008 to enable the Partnership to invest in new mortgage loans. The line of credit was paid down by approximately $10,400,000 on October 1, 2008 due primarily to a loan payoff received on September 30, 2008. There was an additional $25,183,000 available to be advanced from the line of credit as of September 30, 2008.  In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover potential losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2008, management believes that the allowance for loan losses of $7,153,384 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of September 30, 2008, twelve loans totaling $92,154,000 were delinquent in monthly payments greater than ninety days. This includes ten matured loans totaling $87,464,000. In addition, nine loans totaling $27,970,000 were also past maturity but current in monthly payments as of September 30, 2008 (combined total of $120,124,000 in loans that are past maturity and delinquent in payments greater than ninety days). The General Partner increased the general allowance for loan losses by approximately $2,111,000 and $366,000 during the nine months ended September 30, 2008 and 2007, respectively.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of September 30, 2008, the Partnership held four Construction Loans totaling approximately $16,351,000 and had commitments to disburse an additional $1,864,000 on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of September 30, 2008, the Partnership held fifteen Rehabilitation Loans totaling approximately $62,674,000 and had commitments to disburse an additional $4,552,000 on Rehabilitation Loans.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2008, cash flows provided by operating activities approximated $15,873,000. Investing activities provided approximately $6,568,000 of net cash during the nine month period, as approximately $94,671,000 was received from the payoff and sale of loans and the sale of real estate properties, net of approximately $87,758,000 used for investing in loans and real estate properties. Approximately $15,652,000 was used in financing activities, as approximately $24,431,000 was distributed to limited partners in the form of income distributions and capital withdrawals, net of approximately $8,779,000 of cash advanced from the Partnership’s line of credit and cash received from the sale of Partnership Units.

The Partnership had a significant increase in capital withdrawal requests in September and October 2008 and it appears that the General Partner will be required to limit withdrawal requests at the end of 2008 as only 10% of limited partner capital can be withdrawn in any calendar year, pursuant to the Partnership Agreement.

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

Limited partner capital decreased by approximately $7,842,000 during the nine months ended September 30, 2008. With the exception of the reinvestment of distributions, the Partnership had been closed to most new limited partner investments since September 2001 because there were not enough suitable mortgage investments to allow the Partnership to remain fully invested in loans for a sustained period of time. However, beginning in June 2007, the Partnership reopened to new contributions from existing investors only on a limited basis and reopened to existing and new limited partner contributions again in September 2008.  The Partnership received new limited partner contributions of approximately $5,983,000 and $11,767,000 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.  The Partnership also received $411,000 in capital contributions from the General Partner during the nine months ended September 30, 2008 (all of which was withdrawn by the General Partner during the period). Reinvested distributions from limited partners electing to reinvest were $10,361,000 and $11,689,000 for the nine months ended September 30, 2008 and 2007, respectively. Limited partner withdrawals were $18,851,000 and $12,138,000 for the nine months ended September 30, 2008 and 2007, respectively. Limited partner withdrawal percentages have been 4.42%, 4.47%, 4.29%, 4.70% and 6.34% for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively, and 8.7% for the nine months ended September 30, 2008 (annualized). These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership relies upon its line of credit to fund loans from time to time. The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of three banks, which provides interim financing on mortgage loans invested in by the Partnership. In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009. There was $29,817,000 outstanding on the line of credit as of September 30, 2008. The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of September 30, 2008. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the General Partner would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the Partnership.

As of September 30, 2008, the Partnership has commitments to advance additional funds to borrowers of construction and other loans in the total amount of approximately $6,416,000. The Partnership expects these amounts to be advanced to borrowers by March 2009. The source of funds to fulfill these commitments will be payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

Contingency Reserves

Pursuant to the Partnership Agreement, the Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of 1.5% of the limited partners’ capital accounts to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. An additional 0.5% of the limited partners’ capital accounts may be maintained as contingency reserves if considered necessary by the General Partner. Although the General Partner believes that contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments to cover such contingencies on terms which might not be favorable to the Partnership.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of September 30, 2008, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

(a)   Exhibits
31.1Section 302 Certification of William C. Owens
31.2Section 302 Certification of Bryan H. Draper
32Certifications Pursuant to U.S.C. 18 Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: November 14, 2008	By:	/s/ William C. Owens
William C. Owens, President

Dated: November 14, 2008	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: November 14, 2008	By:	/s/ Melina A. Platt
Melina A. Platt, Controller