Form 10-K
period 2008-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2009-04-01
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2008, the aggregate value of limited partnership units held by non-affiliates was approximately $287,059,000.  This calculation is based on the capital account balances of the limited partners and excludes limited partnership units held by the general partner.

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with Registrant’s S-11 Registration Statement No. 333-150428 are incorporated by reference into Part IV.

TABLE OF CONTENTS

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

The following table shows the total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2008, 2007, 2006, 2005, 2004 and 2003.

	Total Partners’ Capital	Mortgage Investments	Net Income
2008..................................................................................................................................................	$273,203,409	$262,236,201	$2,163,164
2007..................................................................................................................................................	$298,743,630	$277,375,481	$21,592,606
2006..................................................................................................................................................	$290,804,278	$250,143,631	$21,988,245
2005..................................................................................................................................................	$288,913,263	$276,411,258	$21,077,641
2004..................................................................................................................................................	$286,267,296	$258,431,902	$19,992,241
2003..................................................................................................................................................	$284,464,268	$266,374,206	$21,841,989

As of December 31, 2008, the Partnership held investments in 64 mortgage loans, secured by liens on title and leasehold interests in real property. Forty-three percent (43%) of the mortgage loans are located in Northern California. The remaining 57% are located in Southern California, Arizona, Colorado, Florida, Idaho, Nevada, New York, Oregon, Pennsylvania, Texas, Utah, and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2008:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2008)

	Number of Loans	Amount	Percent

1st Mortgages	56	$234,060,285	89.26%
2nd Mortgages	8	28,175,916	10.74%
	64	$262,236,201	100.00%

Maturing on or before December 31, 2008	20	$102,453,241	39.07%
Maturing on or between January 1, 2009 and December 31, 2010	40	144,358,324	55.05%
Maturing on or between January 1, 2011 and October 4, 2017	4	15,424,636	5.88%
	64	$262,236,201	100.00%

Commercial	33	$118,156,590	45.06%
Condominiums	18	93,460,019	35.64%
Apartments	1	4,325,000	1.65%
Single family homes (1-4 units)	2	331,810	0.12%
Improved and unimproved land	10	45,962,782	17.53%
	64	$262,236,201	100.00%

The average loan balance of the mortgage loan portfolio of $4,097,000 as of December 31, 2008 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured primarily by commercial real estate. Of such investments, 5.4% earn a variable rate of interest and 94.6% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

As of December 31, 2008, the Partnership was invested in construction and rehabilitation loans in the total amount of approximately $82,433,000 and in no loans secured by leasehold interests.  As of December 31, 2008, the Partnership has commitments to advance additional funds for construction, rehabilitation and improvement loans in the total amount of approximately $4,334,000.

The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

•
$6,030,000 in cash and cash equivalents and certificates of deposit required to transact the business of the Partnership and/or in conjunction with contingency reserve and compensating balance requirements;

•	$58,429,000 in real estate held for sale and investment;

•	$2,177,000 in investment in limited liability company;

•	$3,644,000 in interest and other receivables;

•	$567,000 in vehicles, equipment and furniture; and

•	$433,000 in other assets.

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

A review normally includes conducting a physical evaluation of the property securing the loan and the area in which the property is located, and obtaining information regarding the property’s occupancy. In some circumstances, the General Partner may determine that a more extensive review is warranted, and may obtain an updated appraisal, updated financial information on the borrower or other information.

As of December 31, 2008 and 2007, the Partnership had fifteen and six impaired loans, respectively, that were delinquent in payments greater than ninety days totaling approximately $95,743,000 and $40,537,000, respectively. This included nine and three matured loans totaling $66,129,000 and $3,335,000, respectively. In addition, eleven and eighteen loans totaling approximately $36,324,000 and $62,031,000, respectively, were past maturity but current in monthly payments as of December 31, 2008 and 2007, respectively (combined total of delinquent loans of $132,067,000 and $102,568,000, respectively). Of the impaired and past maturity loans, approximately $46,148,000 and $17,617,000, respectively, were in the process of foreclosure and $10,500,000 and $1,600,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2008 and 2007. The Partnership foreclosed on six and four loans during the years ended December 31, 2008 and 2007, respectively, with aggregate principal balances totaling $18,220,000 and $26,202,000, respectively, and obtained the properties via the trustee’s sales. In the first quarter of 2009, the Partnership began foreclosure proceedings by filing notices of default on three delinquent loans with aggregate principal balances totaling approximately $10,814,000 as of December 31, 2008.

Of the total impaired and past maturity loans as of December 31, 2008, one loan with an aggregate principal balance of $350,000 was paid off in full and four loans with aggregate principal balances totaling $13,165,000 were foreclosed and the underlying properties obtained in the foreclosure sales subsequent to year end.

Of the $40,537,000 in loans that were greater than ninety days delinquent as of December 31, 2007, $23,483,000 remained delinquent as of December 31, 2008, $7,903,000 was paid off in full and $9,152,000 was foreclosed and became real estate owned by the Partnership during 2008.

Following is a table representing the Partnership’s delinquency experience (over 90 days) and foreclosures by the Partnership as of and during the years ended December 31, 2005, 2006, 2007 and 2008:

	2005	2006	2007	2008
Delinquent Loans	$25,899,000	$18,835,000	$40,537,000	$95,743,000
Loans Foreclosed	$3,582,000	$0	$26,202,000	$18,220,000
Total Mortgage Investments	$276,411,000	$250,144,000	$277,375,000	$262,236,000
Percent of Delinquent Loans to Total Loans	9.37%	7.53%	14.61%	35.96%

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

If the maximum management fees had been paid to the General Partner during the years ended December 31, 2008 and 2007, the management fees would have been $7,545,000 (increase of $3,341,000) and $7,614,000 (increase of $5,438,000), which would have reduced net income allocated to limited partners by approximately 154.6% and 25.2%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.004 from a profit of $.01 and to a profit of $.05 from $.07, respectively.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2003, 2004, 2005, 2006, 2007 and 2008, the management fees were 2.01%, 2.00%, 2.27%, 2.04%, 0.79% and 1.53% of the average unpaid balance of mortgage loans, respectively.

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

Table of Compensation and Reimbursed Expenses

The following table summarizes the compensation and reimbursed expenses paid to the General Partner for the years ended December 31, 2008 and 2007, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms’-length negotiation.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
		Maximum		Maximum
Form of Compensation	Actual	Allowable	Actual	Allowable
Paid by the Partnership:
Management Fees*	$4,204,000	$7,545,000	$2,176,000	$7,614,000
Servicing Fees	686,000	686,000	692,000	692,000
Carried Interest	—	—	51,000	51,000
Subtotal	$4,890,000	$8,231,000	$2,919,000	$8,357,000

Paid by Borrowers:
Acquisition and Origination Fees	$3,549,000	$3,549,000	$6,485,000	$6,485,000
Late Payment Charges	1,203,000	1,203,000	910,000	910,000
Miscellaneous Fees	34,000	34,000	46,000	46,000
Subtotal	$4,786,000	$4,786,000	$7,441,000	$7,441,000

Grand Total	$9,676,000	$13,017,000	$10,360,000	$15,798,000

Reimbursement by the Partnership of Other Expenses	$88,000	$88,000	$48,000	$48,000

* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the limited partners.

Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2008 and 2007, exclusive of expense reimbursement, was $9,676,000 and $10,360,000, respectively, or 3.6% and 3.5%, respectively, of partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $13,017,000 and $15,798,000, respectively, or 4.8% and 5.3%, respectively, of partners’ capital, which would have reduced net income allocated to limited partners by approximately 154.6% and 25.2%, respectively.

Acquisition and origination fees as a percentage of loans originated or extended by the Partnership were 2.6% and 2.9% for the years ended December 31, 2008 and 2007, respectively. Of the $6,485,000 in acquisition and origination fees accrued during the year ended December 31, 2007, approximately $560,000 were back-end fees earned as of December 31, 2007 but will not be collected until the related loans are paid in full.

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

Variable Rate Loans

Approximately 5.4% ($14,279,000) and 8.6% ($23,705,000) of the Partnership’s loans as of December 31, 2008 and 2007, respectively, bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh or Twelfth District Savings Institutions (Federal Home Loan Bank Board).

The General Partner may negotiate spreads over these indices of from 2.5% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

One-year Treasury Constant Maturity Index	0.37%	3.34%

Five-year Treasury Constant Maturity Index	1.55%	3.45%

Ten-year Treasury Constant Maturity Index	2.25%	4.04%

Prime Rate Index	3.25%	7.25%

Monthly Weighted Average Cost of Funds for Eleventh District Savings Institutions	2.76%	4.07%

Monthly Weighted Average Cost of Funds for Twelfth District Savings Institutions	3.72%	3.45%

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

Balloon Payment

Substantially all Partnership loans require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

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

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. The total amount of credit available under this line of credit as of December 31, 2008 was $55,000,000 and there was $32,914,000 outstanding on the line of credit as of December 31, 2008 ($22,086,000 available to advance).  There was $27,432,000 outstanding on the line of credit as of December 31, 2007. The line of credit expires on July 31, 2009 and will need to be renegotiated by the General Partner. In March 2009, on the basis of preliminary unaudited financial information, the Partnership notified the agent for the banks lending under the line of credit that the Partnership was out of compliance with the profitability covenant in the line of credit agreement for the quarter ended December 31, 2008. The profitability covenant requires that the Partnership maintain, as of the end of each fiscal quarter, a positive operating profit and positive net profit on a rolling two quarter basis. Effective March 27, 2009, the Partnership obtained from the agent and lending banks a waiver of this covenant violation for the periods ending December 31, 2008 and March 31, 2009, which also now provides that the interest rate on the line of credit will be subject to a floor of not less than 5% per annum. While line of credit borrowings otherwise bear interest at prime rate (3.25% as of December 31, 2008), the addition of the 5% interest floor will immediately increase the Partnership’s cost of funds on such borrowings. Therefore, the banks’ covenant waiver will result in higher Partnership interest expense and lower Partnership income than would apply without the waiver, until the prime rate rises to at least 5% per annum. As of March 27, 2009, the Partnership’s balance on the line of credit is $41,481,000.

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

For several years prior to 2008, a variety of factors, including the entry into the mortgage industry of lenders with large supplies of cash willing to bear increased risk to obtain ostensibly higher yields, resulted in decreased lending opportunities for the Partnership. However, due to the recent substantial decline in the housing and commercial markets, many lenders have experienced severe liquidity issues.  The General Partner believes that these liquidity issues have reduced the competition for commercial loans as many lenders do not have access to lendable capital. The Partnership has not been able to capitalize on this competitive opportunity by making new loans because the Partnership has also experienced liquidity issues and a large increase in limited partner withdrawal requests.

Employees

The Partnership does not have employees. The General Partner, Owens Financial Group, Inc., provides all of the employees necessary for the Partnership’s operations. As of December 31, 2008, the General Partner had 17 employees. All employees are at-will employees and none are covered by collective bargaining agreements.

PART I - Item 1A. RISK FACTORS

Risks Associated with the Business of the Partnership

The Partnership invests primarily in mortgage loans secured by real property and interests in real property.  It is therefore subject to the usual risks associated with real estate financing, as well as certain special risks, as described below.

Loan delinquencies increased substantially during 2008 and the General Partner believes that a continued rise in loan delinquencies and foreclosures may lead to further reductions in net income (yield) paid to limited partners in 2009

As of December 31, 2008, mortgage loans of approximately $95,743,000 were more than 90 days delinquent in payments, which represented an increase from December 31, 2007, of $55,206,000.  In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $36,324,000 as of December 31, 2008 (combined total of delinquent loans of $132,067,000 compared to $102,568,000 as of December 31, 2007). Of the impaired and past maturity loans as of December 31, 2008, approximately $46,148,000 were in the process of foreclosure and $10,500,000 involved borrowers in bankruptcy.  In the first quarter of 2009, the Partnership began foreclosure proceedings by filing notices of default on three delinquent loans with aggregate principal balances totaling $10,814,000 as of December 31, 2008.  Two of these loans became greater than ninety days delinquent in payments subsequent to year end. The Partnership foreclosed on six loans during 2008 with aggregate principal balances totaling $18,220,000 and obtained the properties via the trustee’s sales. In addition, the Partnership foreclosed on four additional loans with aggregate principal balances totaling $13,165,000 and obtained the underlying properties subsequent to year end.

The General Partner believes that Partnership loan delinquencies and foreclosures may continue to rise in the next several months and that this may lead to a further reduction in the net income (yield) paid to limited partners. The yields paid out to limited partners in January, February and March 2009 were 5.65%, 4.48% and 4.0%, respectively, as compared to an average of 6.8% during 2008.  The General Partner expects that with time the majority of the loan delinquency problems will clear up favorably to the Partnership, but there can be no assurance of this.  In the meantime, the reduced income and liquidity may require a reduction in the net income paid to limited partners and the management fees paid to the General Partner in the near term.

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

Our Results are Subject to Fluctuations in Interest Rates and Other Economic Conditions Which Affect Yields

The Partnership’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.  If the economy is healthy, more people are expected to borrow money to acquire, develop and renovate real property.  As the economy is now in a recession, real estate development has slowed and mortgage defaults have risen. In addition, there has been a tightening in the credit markets and real estate lending has slowed considerably, which has resulted in fewer Partnership loans being repaid in a timely manner. All of these factors, coupled with a significant increase in limited partner withdrawal requests, has resulted in reduced Partnership liquidity and income. Currently, the Partnership is not able to invest in new mortgage loans due to cash flow constraints. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year, but may not have the cash available to enable it to honor withdrawal requests or make new investments during that time.

Larger Loans Result in Less Diversity and May Increase Risk

As of December 31, 2008, the Partnership was invested in a total of 64 mortgage loans, with an aggregate face value of $262,236,201.  The average value of those loans was approximately $4,097,000, and the median value was $2,378,000.  There were fourteen of such loans with a face value each of 3% or more of the aggregate face value of all loans, and the largest loan had a face value of 9% of the aggregate.  The Partnership Agreement permits investment in any single mortgage loan with a face value up to 10% of the total Partnership assets as of the date the loan is made.

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
total indebtedness of 70%.

Values of properties can decline below their appraised values during the term of the associated Partnership loans.  In addition, appraisals are only opinions of the appraisers of property values at a certain time.  Material declines in values could result in Partnership loans being under secured with subsequent losses if such loans must be foreclosed.  The General Partner may vary from the above ratios in evaluating loan requests in its sole discretion.

As of December 31, 2008, the Partnership maintained an allowance for loan losses of approximately $13,728,000.  This includes a specific allowance of $6,415,000 on four loans and a non-specific allowance of $7,313,000.

Foreclosures Create Additional Ownership Risks

The Partnership foreclosed on six loans during the year ended December 31, 2008 with aggregate principal balances totaling $18,220,000 and obtained the properties via the trustee’s sales.  Subsequent to year end, the Partnership foreclosed on four additional loans with aggregate principal balances totaling $13,165,000 and obtained the underlying properties. In addition, as of the date of this filing, six delinquent loans with aggregate principal balances totaling $54,296,000 have had notices of default filed or are in the process of foreclosure.

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

During the year ended December 31, 2008, the Partnership recorded impairment losses on four of its real estate properties held for sale and investment in the aggregate amount of approximately $6,005,000.

Geographical Concentration of Mortgages May Result in Additional Delinquencies

Northern California real estate secured approximately 43% of the total mortgage loans held by the Partnership as of December 31, 2008. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those.  In addition, 13.2%, 12.0%, 9.0%, 5.3% and 4.7% of total mortgage loans were secured by Southern California, Arizona, Florida, Colorado and Washington real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

Commercial real estate markets in California have begun to suffer with the worsening economy, and the Partnership expects that this may continue to adversely affect the Partnership’s operating results.

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

As of December 31, 2008, the Partnership’s loan portfolio contains approximately 31% in construction and rehabilitation loans.

Investments in loans secured by leasehold interests may be riskier than loans secured by fee interests in properties

Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and the Partnership’s rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease. As of December 31, 2008, the Partnership’s loan portfolio contained no loans secured by leasehold interests.

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

As of December 31, 2008, the Partnership’s loan portfolio contained 10.7% in second mortgage loans and no third mortgage loans.  As of December 31, 2008, the Partnership was invested in no wraparound mortgage loans.

Loans with Balloon Payments Involve a Higher Risk of Default

Substantially all Partnership loans require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

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

Intense Competition in the Partnership’s Business Affects Availability of Suitable Loans

Prior to the recent substantial decline in the housing market, the mortgage lending business was highly competitive. Although competition has lessened, the Partnership still competes with numerous established entities, some of which have more financial resources and experience in the mortgage lending business than the General Partner. The Partnership has encountered significant competition from banks, insurance companies, savings and loan associations, mortgage bankers, pension funds, real estate investment trusts, and other lenders with objectives similar in whole or in part to those of the Partnership. Strong competitive conditions tend to lower interest rates on Partnership loans.

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

Any of these could create a material adverse affect on Partnership assets and/or profitability. During the course of the due diligence for the sale of properties owned by the Partnership in Santa Clara, California during 2008, it was discovered that the properties were contaminated and that remediation and monitoring may be required. The parties to the sale agreed to enter into an Operating Agreement to restructure the arrangement as a joint venture. Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified its joint venture partner against all obligations related to the contamination. The Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties for the year ended December 31, 2008.  The Partnership is unable to estimate the maximum amount to be paid under this guarantee, as the Operating Agreement does not limit the obligations of the Partnership.

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

The bank line of credit agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and ratio of total liabilities to tangible net worth.  For the quarter ended December 31, 2008, the Partnership was not in compliance with the profitability covenant in the line of credit agreement.  Effective March 27, 2009, the Partnership obtained from the agent and lending banks a waiver of this covenant violation for the periods ending December 31, 2008 and March 31, 2009, which also now provides that the interest rate on the line of credit will be subject to a floor of not less than 5% per annum. While line of credit borrowings otherwise bear interest at prime rate (3.25% as of December 31, 2008), the addition of the 5% interest floor will immediately increase the Partnership’s cost of funds on such borrowings. Therefore, the banks’ covenant waiver will result in higher Partnership interest expense and lower Partnership income than would apply without the waiver, until the prime rate rises to at least 5% per annum. As of March 27, 2009, the Partnership’s balance on the line of credit is $41,481,000.

If we are unable to maintain compliance with line of credit covenants in the future, or to timely obtain a waiver of noncompliance, the Partnership may be unable to borrow additional funds on the line of credit, and the banks may accelerate repayment of outstanding borrowings, or charge a higher “default rate” of interest.  Each of these consequences could reduce the amount of cash available to the Partnership, and therefore the amount of cash available for repurchases of Units from limited partners.  Acceleration of repayment could require the Partnership to refinance, potentially on less favorable terms, or to liquidate Partnership investments to repay outstanding borrowings.  There can be no assurance that we will be able to maintain compliance with covenants or obtain waivers of noncompliance on acceptable terms.

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

If the Partnership does not sell sufficient Units or if principal payments on existing loans decrease, your ability to have your Units repurchased may be adversely affected, especially if the total amount of requested withdrawals should increase substantially. To help prevent lack of such liquidity, the Partnership will not refinance or invest in new loans using payments of loan principal by borrowers, new invested capital of limited partners or proceeds from the sale of real estate, unless it has sufficient funds to cover previously requested withdrawals. In December 2008, the Partnership reached the 10% limited partner withdrawal limit and the majority of scheduled withdrawals for December were temporarily suspended.  These withdrawals were then made in January 2009. In addition, January, February and March 2009 scheduled withdrawals were not made because the Partnership did not have available cash to make such withdrawals.  As of the date of this filing, there are approximately $35,381,000 of scheduled withdrawals for 2009 ($14,787,000 of which were scheduled to be disbursed in the first quarter of 2009) that have not been disbursed. The General Partner believes that it is highly likely that there will be continued delays in disbursing scheduled withdrawals and that the 10% withdrawal limit will be reached again sometime in 2009, if sufficient loan payoffs and limited partner capital contributions are received.

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

Payment of Fees to General Partner

Acquisition and origination fees to the General Partner are generally payable up front from payments made by third party borrowers.  These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at placement, extension or refinancing of the loan or at the time of final repayment of the loan. Such fees may create a conflict of interest for the General Partner when determining whether particular loans are suitable as investments for the Partnership.  Because the General Partner receives all of these fees, the Partnership’s interests will diverge from those of the General Partner when the General Partner decides whether it should charge the borrower a higher rate of interest on a loan or higher fees.  The General Partner could negotiate higher loan origination fees for itself in exchange for a lower interest rate to the detriment of the Partnership.  The General Partner employs no formal procedures to address this potential conflict of interest and the limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in this situation. Substantial amounts were earned by the General Partner in 2007 and 2008 from loan origination fees.

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

In prior periods, the General Partner has elected to receive less than the maximum management fees it is entitled to pursuant to the Partnership Agreement, which is 2 ¾% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each month.  Because the General Partner has not elected to receive all of the management fees that it was otherwise entitled to receive in all prior periods, the Partnership’s performance (and yield/distributions to limited partners) in those prior periods may be better than the Partnership’s performance in future periods in which the General Partner elects to receive up to the maximum management fees.  In 2008, the General Partner elected to receive a management fee of 1.53%, compared to 0.79% in 2007 and 2.04% in 2006. The limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in those situations.

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

Tax counsel to the Partnership has given its opinion as of April 15, 2008, that under Treasury Regulations adopted in 1996, the Partnership will retain its previous classification as a partnership for tax purposes.  Tax counsel has also given its opinion as of that date that the Partnership will not be classified as a “publicly traded partnership”, taxable as a corporation.

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

PART I - Item 2. PROPERTIES

As of December 31, 2008, the Partnership holds title to 15 properties that were acquired through foreclosure (either solely or through its investments in the limited liability companies discussed below) and one property that was purchased and is held within 720 University, LLC (see below). As of December 31, 2008, the total carrying amount of these properties was $58,429,000. Eleven of the properties are being held for long-term investment and the remaining five properties are currently being marketed for sale. All of the properties individually have a book value less than 2% of total Partnership assets as of December 31, 2008, other than the property within 720 University, LLC (see below) and the 75 finished lots owned within the subdivision development in Auburn, California.

•	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.

•	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties acquired through foreclosure (other than within 720 University, LLC- see below).

•
Of the sixteen properties held, nine of the properties are either partially or fully leased to various tenants. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment).

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

For purposes of assessing potential impairment of value on properties during 2008, the Partnership obtained updated appraisals or other valuation support as of December 31, 2008 or during the first quarter of 2009 for four of its real estate properties held for sale and investment, which resulted in additional impairment losses in the aggregate amount of approximately $6,005,000 recorded in the consolidated statements of income.

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

During the years ended December 31, 2007, the Partnership advanced an additional $17,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of $665,000 from collections on notes receivable and sales of condominium units. During the year ended December 31, 2007, OLH sold three condominium units for total sales proceeds of approximately $656,000, and gain on sale in the total amount of approximately $141,000.  All condominium units were sold and the LLC ceased operations as of December 31, 2007.

The net income to the Partnership from OLH was approximately $231,000 for the year ended December 31, 2007.

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

The Partnership advanced approximately $793,000 and $500,000 to DarkHorse during the years ended December 31, 2008 and 2007, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $401,000 and $202,000 for the years ended December 31, 2008 and 2007, respectively.  Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements. During the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $671,000 on the golf course.

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

Dation sold no houses or lots during the year ended December 31, 2008. Dation sold one lot during the year ended December 31, 2007 resulting in gain on sale of approximately $10,000.  Dation repaid $0 and $10,000, respectively, of the loan to the Partnership and repaid $75,000 and $25,000, respectively, in Partnership capital contributions during the years ended December 31, 2008 and 2007.  The Partnership advanced an additional $16,000 and $20,000, respectively, to Dation during the years ended December 31, 2008 and 2007.

The net income to the Partnership from Dation was approximately $35,000 and $94,000 during the years ended December 31, 2008 and 2007 respectively.  During the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $909,000 on the manufactured home park.

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

The net income to the Partnership was approximately $204,000 and $197,000 (including depreciation of approximately $615,000 and $610,000) during the years ended December 31, 2008 and 2007, respectively. The minority interest of the joint venture partner of approximately $69,000 and $109,000 as of December 31, 2008 and 2007, respectively, is reported in the Partnership’s consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $13,440,000 and $13,872,000 as of December 31, 2008 and 2007, respectively.

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

Holders

As of December 31, 2008, 2,405 Limited Partners held 270,617,699 Units of limited partnership interests in the Partnership.

Dividends

The Partnership generally distributes all tax basis net income of the Partnership to Unit holders on a monthly basis.  Partners have the ability to reinvest their distributions into new Units of the Partnership pursuant to the Reinvested Distributions Plan. The Partnership made cash distributions of net income to Limited Partners and the General Partner of approximately $7,064,000 and $6,956,000 during 2008 and 2007, respectively.

It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders on a monthly basis.

Securities Authorized for Issuance under Equity Compensation Plans

None

PART II - Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in this Form 10-K.  Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2009 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions including a downturn in the real estate markets where the Partnership has made loans), adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities.  At December 31, 2008, the Partnership owned sixteen real estate properties, including three within limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate. Actual results could vary from the aforementioned provisions for losses. If the probable ultimate recovery of the carrying amount of a loan, with consideration of the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued by management at the estimated fair value of the related collateral, less estimated selling costs. Estimated collateral fair values are determined based on internal and external appraisals, opinions of fair value from third party real estate brokers and/or comparable third party sales.

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

Real estate held for investment includes real estate purchased or acquired through foreclosure (including three properties within consolidated limited liability companies) and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

The Partnership periodically compares the carrying value of real estate held for investment to expected undiscounted future cash flows as determined by internally or third party generated valuations for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

The Partnership’s environmental remediation liability related to the property located in Santa Clara, California was estimated based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $4,204,000 and $2,176,000 for the years ended December 31, 2008 and 2007, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $686,000 and $692,000 for the years ended December 31, 2008 and 2007, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $3,549,000 and $6,485,000 on loans originated or extended of approximately $136,675,000 and $225,785,000 for the years ended December 31, 2008 and 2007, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $1,203,000 and $910,000 for the years ended December 31, 2008 and 2007, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $34,000 and $46,000 for the years ended December 31, 2008 and 2007, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $88,000 and $48,000 during the years ended December 31, 2008 and 2007, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2008, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. The carried interest expense charged to the Partnership was $0 and $51,000 for the years ended December 31, 2008 and 2007, respectively.

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

During 2007 and 2008, the U.S. economy showed signs of deterioration mostly due to a substantial decline in the housing market, liquidity issues in the lending market and rising gasoline prices. The national unemployment rate has increased substantially from 5.0% in December 2007 to 7.2% in December 2008 while the California unemployment rate has increased over the same period from 6.1% to 8.7%. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 2.0% in 2007 to 1.1% in 2008. The Gross Domestic Product showed annualized increases of 0.9% and 2.8% in the first two quarters of 2008, respectively, and annualized decreases of 0.5% and 6.2% in the third and fourth quarters of 2008, respectively. The general consensus is that the U.S. economy is currently in recession. The Federal Reserve decreased the federal funds rate from 5.25% at the beginning of 2007 to 4.25% and 0.25% as of December 31, 2007 and 2008, respectively.

Short term interest rates have responded quickly to the decreases in the federal funds rate. However, longer term interest rates have been slower to react. These rate decreases have not had a substantial impact on the rates that the Partnership has charged on its loans. In fact, the weighted average interest rate on Partnership loans increased from 10.76% as of December 31, 2007 to 10.88% as of December 31, 2008.  Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests in the last four months of 2008 and early 2009. The Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009, as only 10% of limited partner capital can be withdrawn in any calendar year, pursuant to the Partnership Agreement.  In addition, the Partnership was required to temporarily suspend first quarter 2009 withdrawal requests as there was not enough cash available to make the requested withdrawals.  As of the date of this filing, approximately $35,381,000 ($14,787,000 of which were scheduled to be disbursed in the first quarter of 2009) of limited partner withdrawals have been requested but not disbursed. It is highly likely that there will be continued delays in meeting withdrawal requests and that the 10% annual limit for limited partner capital withdrawals will be reached sometime in 2009, if sufficient loan payoffs and limited partner capital contributions are received.

Loan delinquencies have been rising primarily in the residential real estate market. The Partnership does not make loans for the purchase or refinance of single-family residential properties. The Partnership’s loans are secured primarily by commercial properties and residential development projects. The Partnership has experienced increased loan delinquencies and foreclosures over the past year.  The General Partner believes that the increase is partially the result of the slowing housing market in California and other parts of the nation as nine of the twenty-six delinquent and past maturity loans as of December 31, 2008 are either residential land or condominium projects. In addition, the Partnership foreclosed on four loans secured partially or fully by residential improved and unimproved land located in California during 2007 and 2008.

Although currently the General Partner believes that only five of the Partnership's delinquent loans will result in loss to the Partnership because the underlying collateral values exceed the Partnership’s basis in the loans, the current economic slowdown could continue to push values of real estate properties down.  As a result, given the continued decreasing values in the real estate market, the Partnership continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material.

Although the last two U.S. recessions were relatively short-lived, lasting only eight months each, there is no assurance that current economic conditions will improve anytime in the near future. The longer and deeper the recession is, the greater the chance of decreasing real estate values. If the economy were to continue to experience a recession with additional significant drops in Gross Domestic Product and increased unemployment, the values of real estate held by the Partnership and providing security for Partnership loans would most likely decrease further. This could potentially lead to even greater delinquencies and foreclosures, further reducing the liquidity and net income (yield) of the Partnership, decreasing the cash available for distribution in the form of net income and capital redemptions, and increase real estate held by the Partnership. The General Partner expects that with time the majority of the loan delinquency problems will clear up favorably to the Partnership, but there can be no assurance of this.  In the meantime, the reduced income and liquidity has required a reduction in the net income paid to limited partners and a delay in disbursing capital withdrawals requested by limited partners.

For Partnership loans outstanding as of December 31, 2008, the Partnership had an average loan-to-value ratio of approximately 51%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made.  No assurance can be given that continuing increases in loan defaults and related foreclosures by the Partnership, accompanied by declines in real estate values, will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2008, 43.5% of loans were secured by real estate in Northern California, while 13.2%, 12.0%, 9.0%, 5.3% and 4.7% were secured by real estate in Southern California, Arizona, Florida,  Colorado and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Year Ended December 31,
	2008	2007
Total revenues	$31,058,755	$32,809,785
Total expenses	28,895,591	11,217,179

Net income	$2,163,164	$21,592,606

Net income allocated to limited partners	$2,139,623	$21,379,251

Net income allocated to limited partners per weighted average limited partnership unit	$.01	$.07

Annualized rate of return to limited partners (1)	0.7%	7.3%

Distribution per partnership unit (yield) (2)	6.8%	7.6%

Weighted average limited partnership units	288,606,000	292,164,000

(1)	The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of December 31, 2008 and 2007.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

2008 Compared to 2007

Total Revenues

Interest income on loans secured by trust deeds decreased $2,754,000 (10.1%) during the year ended December 31, 2008, as compared to 2007, primarily due to an increase in the amount of loans greater than ninety days delinquent in payments and the foreclosures experienced by the Partnership during the year.  See “Financial Condition – Loan Portfolio” below.

Gain on sale of real estate increased $118,000 (11.5%) during the year ended December 31, 2008, as compared to 2007, due primarily to the sale of a one-half interest in the properties located in Santa Clara, California (see “Investment in Limited Liability Company” below) for gain of approximately $1,037,000 and the sale of a unit in the office condominium complex located in Roseville, California that was obtained via deed in lieu of foreclosure in 2008 for gain of approximately $102,000.  During 2007, the Gresham, Oregon land was sold resulting in a gain of $773,000, the final three condominium units in Oregon Leisure Homes, LLC were sold resulting in total gains of approximately $141,000 and two lots and one lot, respectively, in the manufactured  home parks located in Ione, California and within Dation, LLC were sold resulting in gains of approximately $36,000 and $10,000, respectively.

Other income decreased $284,000 (56.3%) during the year ended December 31, 2008, as compared to the same period in 2007 due primarily to a decrease in interest earned on money market investments during 2008. The Partnership had a decreased amount of cash and equivalents available during 2008.  In addition, the rates earned on money market investments have generally decreased in 2008 as compared to 2007.

Income from investment in limited liability company increased $48,000 (100%) during the year ended December 31, 2008, as compared to the same period in 2007 due to the Partnership’s investment in 1850 De La Cruz, LLC during 2008 (see “Investment in Limited Liability Company” below).

Total Expenses

Management fees to the General Partner increased $2,028,000 (93.2%) during the year ended December 31, 2008, as compared to 2007. This increase was primarily a result of the collection of delinquent interest at the time of payoff of three loans of approximately $3,538,000 and the recognition of gain of approximately $1,037,000 from the sale of a one-half interest in the properties located in Santa Clara, California during the year. The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans.  For the years 2005, 2006, 2007 and 2008, the management fees were 2.27%, 2.04%, 0.79% and 1.53% of the average unpaid balance of mortgage loans, respectively.

If the maximum management fees had been paid to the General Partner during the years ended December 31, 2008 and 2007, the management fees would have been $7,545,000 (increase of $3,341,000) and $7,614,000 (increase of $5,438,000), which would have reduced net income allocated to limited partners by approximately 109.7% and 25.2%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.001 from a profit of $.01 and to a profit of $.05 from $.07, respectively.

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

Carried interest to general partner decreased $51,000 (100%) during the year ended December 31, 2008 because the General Partner was not required to contribute capital to the Partnership pursuant to the Partnership Agreement as there was a decrease in limited partner capital during 2008.

Interest expense increased $559,000 (36.0%) during the year ended December 31, 2008, as compared to 2007, due to increased usage of the line of credit during 2008 as compared to 2007.

Bad debt expense decreased approximately $680,000 (100%) during the year ended December 31, 2008, as compared to 2007, as a result of a full allowance recorded on an unsecured receivable during 2007 due to collectability concerns.

During the course of the due diligence for the sale of properties owned by the Partnership in Santa Clara, California, it was discovered that the properties were contaminated and that remediation and monitoring may be required. The parties to the sale agreed to enter into an Operating Agreement to restructure the arrangement as a joint venture. Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified its joint venture partner against all obligations related to the contamination. The Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate which was recorded as Environmental Remediation Expense in the consolidated statements of income for the year ended December 31, 2008.  The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

Other expenses increased $76,000 (139%) during the year ended December 31, 2008, as compared to 2007 primarily due to registration fees and printing costs incurred related to filing the Partnership’s new registration statement on Form S-11, state income taxes paid at the Partnership level for non-California real estate properties and foreclosure costs incurred during 2008.

The provision for loan losses of $9,537,000 during the year ended December 31, 2008 was the result of an analysis performed on the loan portfolio, which resulted in an increase in the general and specific allowances for loan losses during the year. This was primarily a result of an increase in non-performing loans and loans in the process of foreclosure in 2008 and specific loan loss reserves recorded on four loans based on appraised values in the total amount of approximately $6,415,000. The Partnership increased the allowance for loan losses by $2,196,000 during the year ended December 31, 2007.

Losses on real estate properties increased $5,954,000 during the year ended December 31, 2008, as compared to 2007. The Partnership obtained updated appraisals or other valuation support on the unimproved, residential land located in Madera County, California, the manufactured home subdivision development located in Lake Charles, Louisiana (held within Dation, LLC), and the golf course located in Auburn, California (held within DarkHorse Golf Club, LLC), which resulted in additional impairment losses in the aggregate amount of approximately $5,907,000 during the year ended December 31, 2008. In addition, the Partnership recorded an impairment loss of approximately $98,000 during 2008 on four lots (three with houses) in the manufactured home park located in Ione, California.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties decreased $596,000 (81.6%) during the year ended December 31, 2008, as compared to 2007, due primarily to additional expenses incurred on real estate foreclosed during 2007 and 2008 and a 2008 net loss of approximately $401,000, as compared to $202,000 during 2007, from the golf course in DarkHorse Golf Club, LLC that was acquired through foreclosure in 2007.

Financial Condition

December 31, 2008 and 2007

Loan Portfolio

The number of Partnership mortgage investments decreased from 72 as of December 31, 2007 to 64 as of December 31, 2008, and the average loan balance increased from $3,852,000 to $4,097,000 between December 31, 2007 and December 31, 2008. The average loan balance in the Partnership’s portfolio has been steadily increasing for several years.

Approximately $95,743,000 (36.5%) and $40,537,000 (14.6%) of the loans invested in by the Partnership were impaired and more than ninety days delinquent in monthly payments as of December 31, 2008 and 2007, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $36,324,000 and $62,031,000 as of December 31, 2008 and 2007, respectively (combined total of $132,067,000 and $102,568,000, respectively, that are past maturity and delinquent in payments greater than ninety days). Of the impaired and past maturity loans, approximately $46,148,000 (17.6%) and $17,617,000 (6.4%), respectively, were in the process of foreclosure and approximately $10,500,000 (4.0%) and $1,600,000 (0.6%), respectively, involved loans to borrowers who were in bankruptcy.  The Partnership foreclosed on six and four loans during the years ended December 31, 2008 and 2007, respectively, with aggregate principal balances totaling approximately $18,220,000 and $26,202,000, respectively, and obtained the properties via the trustee’s sales.  In the first quarter of 2009, the Partnership began foreclosure proceedings by filing notices of default on three delinquent loans with aggregate principal balances totaling approximately $10,814,000 as of December 31, 2008.  Two of these loans became greater than ninety days delinquent subsequent to year end.

Loans in the process of foreclosure increased by $28,531,000 between December 31, 2007 and 2008 due to increased delinquencies experienced during 2008.

Loans involving borrowers in bankruptcy as of December 31, 2007 consisted of one loan with a principal balance of $1,600,000.  This loan was foreclosed on by the Partnership in 2008. In addition, two loans secured by the same property resulted in the borrower entering into bankruptcy during 2008.

Of the total impaired and past maturity loans as of December 31, 2008, one loan with an aggregate principal balance of $350,000 was paid off in full and four loans with aggregate principal balances totaling $13,165,000 were foreclosed and the underlying properties obtained in the foreclosure sales subsequent to year end.

As of December 31, 2008 and 2007, the Partnership held the following types of mortgages:
	2008	2007
By Property Type:
Commercial	$118,156,590	$151,435,333
Condominiums	93,460,019	81,327,519
Apartments	4,325,000	7,903,750
Single family homes (1-4 units)	331,810	336,870
Improved and unimproved land	45,962,782	36,372,009
	$262,236,201	$277,375,481
By Deed Order:
First mortgages	$234,060,285	$255,962,228
Second mortgages	28,175,916	21,413,253
	$262,236,201	$277,375,481

As of December 31, 2008 and 2007, approximately 43% and 35% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 82% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past several months.

The Partnership’s investment in loans decreased by $15,139,000 (5.5%) during the year ended December 31, 2008 as a result of loan payoffs, loan sales and foreclosures in excess of loan originations.

The General Partner increased the allowance for loan losses by approximately $8,686,000 (provision net of charge-offs) during the year ended December 31, 2008.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probablity of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the years ended December 31, 2008 and 2007 were as follows:
	2008	2007
Balance, beginning of period	$5,042,000	$4,225,000
Provision	9,537,384	2,195,515
Recovery of bad debts	—	—
Charge-off	(851,750)	(1,378,515)
Balance, end of period	$13,727,634	$5,042,000

The Partnership’s allowance for loan losses was $13,727,634 and $5,042,000 as of December 31, 2008 and 2007, respectively. As of December 31, 2008, there is a non-specific allowance for loan losses of $7,313,000 and a specific allowance for loan losses on five loans in the total amount of $6,414,634.  As of December 31, 2007, the entire allowance for loan losses was a non-specific reserve.

Real Estate Properties Held for Sale and Investment

As of December 31, 2008, the Partnership held title to sixteen properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of approximately $58,429,000 (including properties held in three limited liability companies), net of accumulated depreciation of $3,306,000. The Partnership foreclosed on six and four loans during the years ended December 31, 2008 and 2007, respectively, with aggregate principal balances totaling $18,220,000 and $26,202,000, respectively, and obtained the underlying properties via the trustee’s sales (see below). As of December 31, 2008, properties held for sale total $11,414,000 and properties held for investment total $47,015,000 (including properties held in three limited liability companies). When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of period	$52,910,307	$29,353,381
Real estate acquired through foreclosure	17,904,366	25,743,465
Investments in real estate properties	1,494,083	679,364
Sales of real estate properties	(5,055,512)	(2,185,849)
Impairment losses on real estate properties	(6,005,018)	(400,000)
Recovery of losses on real estate held for sale	—	349,224
Transfer of real estate to investment in LLC	(2,129,204)	—
Depreciation	(690,450)	(629,278)
Balance, end of period	$58,428,572	$52,910,307

Seven of the Partnership’s sixteen properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $3,236,000 to $4,953,000 (53.0%) for the years ended December 31, 2007 and 2008, respectively, and revenues associated with these properties have increased from $3,967,000 to $5,088,000 (28.3%), thus generating a net income from real estate properties of $135,000 during the year ended December 31, 2008 (compared to $731,000 during 2007).

For purposes of assessing potential impairment of value on properties during 2008, the Partnership obtained updated appraisals or other valuation support  as of December 31, 2008 or during the first quarter of 2009 for the unimproved, residential land located in Madera County, California, the manufactured home subdivision development located in Lake Charles, Louisiana (held within Dation, LLC), the golf course located in Auburn, California (held within DarkHorse Golf Club, LLC), and the manufactured home park located in Ione, California. As a result, the Partnership recorded impairment losses in the aggregate amount of approximately $6,005,000.

Changes in the allowance for real estate held for sale losses for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of year	$—	$405,388
Provision	—	—
Recovery for real estate sold	—	(405,388)
Balance, end of year	$—	$—

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

2008 Foreclosure and Sales Activity

During the year ended December 31, 2008, the Partnership foreclosed on a first mortgage loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $1,300,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as delinquent property taxes) in the total amount of approximately $336,000 were capitalized to the basis of the property.  The estimated fair market value of the property was determined to be greater than the Partnership’s basis in the property at the time of foreclosure. The property is classified as held for sale, as a sale is expected to be completed in the next one-year period.

During the year ended December 31, 2008, the Partnership obtained deeds in lieu of foreclosure from the borrower on two first mortgage loans secured by 18 units in three buildings in an office condominium complex located in Roseville, California in the total amount of approximately $9,068,000.  In addition, certain advances made on the loans or incurred as part of the foreclosure in the total amount of approximately $34,000 were capitalized to the basis of the properties.  At the time of foreclosure, it was determined that the fair market values of the units in two buildings were lower than the Partnership’s cost basis in those units by approximately $533,000, and, thus, this amount was recorded as a charge-off against the allowance for loan losses. The properties are classified as held for sale as sales are expected to be completed in the next one-year period. During 2008, one unit was sold for net sales proceeds of approximately $562,000, resulting in a gain to the Partnership of approximately $102,000. An additional unit was sold in January 2009 for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

During the year ended December 31, 2008, the Partnership foreclosed on a first mortgage loan secured by two improved residential lots located in West Sacramento, California in the amount of approximately $435,000 and obtained the lots via the trustee’s sale. In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $76,000 were capitalized to the basis of the property.  The estimated fair market values of the lots were determined to be greater than the Partnership’s basis in the lots at the time of foreclosure. The lots are classified as held for sale, as sales are expected to be completed within one year.

During the year ended December 31, 2008, the Partnership foreclosed on a first mortgage loan secured by a storage facility located in Stockton, California in the amount of approximately $5,817,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $176,000 were capitalized to the basis of the property.  At the time of foreclosure, approximately $319,000 was charged off against the allowance for loan losses to write the loan/property down to estimated fair market value based on a pending sale.  The sale contract was canceled by the potential buyer in September 2008. Because it is not anticipated that the property will be sold within one year, the property is classified as held for investment as of December 31, 2008.

During the year ended December 31, 2008, the Partnership foreclosed on a first mortgage loan secured by undeveloped, commercial land located in Half Moon Bay, California in the amount of $1,600,000 and obtained the lots via the trustee’s sale. In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $459,000 were capitalized to the basis of the property.  The property is classified as held for investment as the Partnership plans to obtain the necessary entitlements for the property and it is unlikely that a sale will be completed within one year.

During the year ended December 31, 2008, the Partnership sold the mixed-use retail building located in Sacramento, California for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  The note receivable was paid off in full by the buyer in May 2008.

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

During the year ended December 31, 2007, the Partnership advanced an additional $17,000 to OLH for continued operation and marketing of the condominium units and received repayment of advances of $665,000 from sales of condominium units and collections on notes receivable. During the year ended December 31, 2007, OLH sold three condominium units for total net sales proceeds of approximately $656,000 resulting in gain on sale of approximately $141,000.  All condominium units were sold and the LLC ceased operations as of December 31, 2007. The net income to the Partnership from OLH was approximately $231,000 for the year ended December 31, 2007.

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

Dation sold no houses or lots during the year ended December 31, 2008. Dation sold one lot during the year ended December 31, 2007 resulting in total gain on sale of approximately $10,000.  Dation repaid $0 and $10,000, respectively, of the loan to the Partnership and repaid $75,000 and $25,000, respectively, of Partnership capital contributions during the years ended December 31, 2008 and 2007. The Partnership advanced an additional $16,000 and $20,000 to Dation during the years ended December 31, 2008 and 2007, respectively.

The net income to the Partnership from Dation was approximately $35,000 and $94,000 during the years ended December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $909,000 on the manufactured home park.

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed in August 2007 for the purpose of operating the DarkHorse golf course located in Auburn, California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the consolidated balance sheets and income statements of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $793,000 and $500,000 to DarkHorse during the years ended December 31, 2008 and 2007, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $401,000 and $202,000, respectively, for the years ended December 31, 2008 and 2007. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements. During the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $671,000 on the golf course.

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

The net income to the Partnership was approximately $204,000 and $197,000 (including depreciation and amortization totaling approximately $615,000 and $610,000) during the years ended December 31, 2008 and 2007, respectively. The minority interest of the joint venture partner of approximately $69,000 and $109,000 as of December 31, 2008 and 2007, respectively, is reported in the consolidated balance sheets of the Partnership. The Partnership’s investment in 720 University real property was approximately $13,440,000 and $13,872,000 as of December 31, 2008 and 2007, respectively.

Investment in Limited Liability Company

During 2008, the Partnership entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”).  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Partnership. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Partnership, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  The Partnership and Nanook are the Members of 1850 and NV Manager, LLC is the Manager. Pursuant to the Agreement, the Partnership contributed the property to 1850 at an agreed upon fair market value of $6,350,000.  Cash in the amount of $3,175,000 was then distributed by 1850 to the Partnership such that the Partnership has an initial capital account balance of $3,175,000.  Nanook contributed cash in the amount of $3,175,000 to 1850 and has an initial capital account balance of the same amount.

At the time of closing, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC, that are wholly owned by 1850.  The Partnership recognized a gain of approximately $1,037,000 from its sale of a one-half interest in the properties to Nanook.  Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. The Partnership accrued approximately $762,000 (including $161,000 owed to Nanook) as an estimate of the expected costs to monitor and remediate the contamination on the properties which is recorded as Environmental Remediation Expense for the year ended December 31, 2008.  The Partnership is unable to estimate the maximum amount to be paid under this guarantee, as the Operating Agreement does not limit the obligations of the Partnership. The Partnership is accounting for its investment in the joint venture under the equity method. The net income to the Partnership from its investment in 1850 was approximately $48,000 since inception.

Cash and Cash Equivalents

Cash and cash equivalents decreased from approximately $9,159,000 as of December 31, 2007 to approximately $2,800,000 as of December 31, 2008 ($6,359,000 or 69.4%). This was due primarily to a decrease in loan payoffs during 2008 and due to investments in certificates of deposits during 2008 that were made in order to better avail the Partnership of federal deposit insurance for the Partnership’s cash and contingency reserves. Some of the Partnership’s certificates of deposit have maturities in excess of three months, but not greater than six months, and therefore are not classified as cash equivalents.

Interest and Other Receivables

Interest and other receivables decreased from approximately $5,413,000 as of December 31, 2007 to $3,644,000 as of December 31, 2008 ($1,769,000 or 32.7%), due primarily to an increase in loans greater than ninety days delinquent in payments during the year, which resulted in the discontinuation of interest accruals on delinquent loans.

Due to General Partner

Due to General Partner decreased from approximately $2,278,000 as of December 31, 2007 to a receivable balance (Due from General Partner) of $44,000 as of December 31, 2008, due primarily to decreased accrued management fees for the months of November and December 2008 as compared to November and December 2007. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $972,000 as of December 31, 2007 to $1,704,000 as of December 31, 2008 ($732,000 or 75.3%), due primarily to an increase in accrued interest payable on the Partnership’s line of credit as of December 31, 2008 and estimated accrued environmental remediation costs related to the property owned through the Partnership’s investment in 1850 De La Cruz LLC.

Line of Credit Payable

Line of credit payable increased from $27,432,000 as of December 31, 2007 to $32,914,000 as of December 31, 2008 ($5,482,000 or 20.0%) due to advances made on the line of credit during the year ended December 31, 2008 to enable the Partnership to invest in new mortgage loans. There was an additional $22,086,000 available to be advanced from the line of credit as of December 31, 2008.  In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2008, management believes that the allowance for loan losses of $13,728,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of December 31, 2008, fifteen loans totaling $95,743,000 were delinquent in monthly payments greater than ninety days and are no longer accruing interest. Nine of these loans totaling $66,129,000 were past maturity as of December 31, 2008. In addition, eleven loans totaling $36,324,000 were also past maturity but current in monthly payments as of December 31, 2008 (combined total of $132,067,000 in loans that are past maturity and delinquent in payments greater than ninety days). The Partnership recorded a charge-off against the allowance for loan losses of approximately $852,000 for two foreclosed loans during the year ended December 31, 2008 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $9,537,000 for losses that are estimated to have likely occurred, which resulted in a net increase to the allowance of approximately $8,686,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of December 31, 2008, the Partnership held two Construction Loans totaling approximately $17,569,000 and had commitments to disburse an additional $646,000 on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of December 31, 2008, the Partnership held eight Rehabilitation Loans totaling approximately $64,874,000 and had commitments to disburse an additional $3,689,000 on Rehabilitation Loans.

Liquidity and Capital Resources

During the year ended December 31, 2008, cash flows provided by operating activities approximated $16,937,000. Investing activities used approximately $1,042,000 of net cash during the year, as approximately $95,670,000 was used for investing in loans, net of approximately $94,039,000 received from the payoff or sale of loans. Approximately $22,253,000 was used in financing activities, as approximately $36,554,000 was distributed to limited partners in the form of income distributions and capital withdrawals, net of approximately $5,482,000 of cash advanced from the Partnership’s line of credit and $8,819,000 received from the sale of Partnership units during 2008. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests in the last four months of 2008 and early 2009. The Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009, as only 10% of limited partner capital can be withdrawn in any calendar year, pursuant to the Partnership Agreement.  In addition, the Partnership was required to temporarily suspend first quarter 2009 withdrawal requests as there was not enough cash available from loan payoffs, new capital contributions or real estate sales to make the requested withdrawals.  As there has been a significant slow down in the amount of loan payoffs over the past several months due primarily to the economic and credit crisis, it is highly likely that there will be continued delays in meeting withdrawal requests. In additions, if cash becomes available from loan payoffs, real estate sales and/or limited partner capital contributions in 2009, it is likely that the 10% annual limit for limited partner capital withdrawals will be reached again in 2009. As of the date of this filing, approximately $35,381,000 ($14,787,000 of which were scheduled to be disbursed in the first quarter of 2009) of limited partner withdrawals have been requested but not disbursed.

The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts within 61 to 91 days after written notices are delivered to the General Partner, subject to the following limitations, among others:

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

Limited partner capital decreased by approximately $25,361,000 during the year ended December 31, 2008. A large component of the decrease in limited partner capital during 2008 was an increase in the allowance for loan losses and impairment losses on real estate properties in the total amount of approximately $15,542,000. The Partnership received new limited partner contributions of approximately $8,408,000 and $11,767,000 for the years ended December 31, 2008 and 2007, respectively.  Reinvested distributions from limited partners electing to reinvest were $13,162,000 and $15,527,000 for the years ended December 31, 2008 and 2007, respectively. Limited partner withdrawals were $29,079,000 for the year ended December 31, 2008 as compared to $18,547,000 for the year ended December 31, 2007. Limited partner withdrawal percentages have been 4.42%, 4.47%, 4.29%, 4.70%, 6.34% and 10.00% for the years ended December 31, 2003, 2004, 2005, 2006, 2007 and 2008, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

The Partnership relies upon its line of credit to fund loans from time to time. The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of three banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The line of credit is guaranteed by the General Partner. In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009. There was $32,914,000 and $27,432,000 outstanding on the line of credit as of December 31, 2008 and 2007, respectively.

In March 2009, on the basis of preliminary unaudited financial information, the Partnership notified the agent for the banks lending under the line of credit that the Partnership was out of compliance with the profitability covenant in the line of credit agreement for the quarter ended December 31, 2008.  The profitability covenant requires that the Partnership maintain, as of the end of each fiscal quarter, a positive operating profit and positive net profit on a rolling two quarter basis.  Effective

March 27, 2009, the Partnership obtained from the agent and lending banks a waiver of this covenant violation for the periods ending December 31, 2008 and March 31, 2009, which also now provides that the interest rate on the line of credit will be subject to a floor of not less than 5% per annum. While line of credit borrowings otherwise bear interest at prime rate (3.25% as of December 31, 2008), the addition of the 5% interest floor will immediately increase the Partnership’s cost of funds on such borrowings. Therefore, the banks’ covenant waiver will result in higher Partnership interest expense and lower Partnership income than would apply without the waiver, until the prime rate rises to at least 5% per annum. As of March 27, 2009, the Partnership’s balance on the line of credit is $41,481,000.

The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of December 31, 2008. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the General Partner would desire to pay off the line of credit and would generally not use it to fund loans. This would reduce the overall liquidity of the Partnership.

As of December 31, 2008, the Partnership has commitments to advance additional funds to borrowers of Construction and Rehabilitation Loans in the total amount of approximately $4,334,000. The Partnership expects the majority of these amounts to be advanced to borrowers by July 2009. The source of funds to fulfill these commitments will be primarily from payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of December 31, 2008), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART II - Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are indexed in Item 15 of this report.

PART II - Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants or other events reportable under Item 304(b) of Regulation S-K.

PART II - Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of December 31, 2008, which is the end of the period covered by this annual report on Form 10-K, the Partnership’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the course of the general evaluation of the Partnership’s internal controls and the 2008 close process, two significant deficiencies in the design and operation of internal controls were identified.  The Partnership has addressed and is now in the process of remediating such deficiencies.

Management’s Report on Internal Control Over Financial Reporting

The General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established  in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2008.

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

PART II - Item 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Annual Report on Form 10-K that has not been so reported.

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

The General Partner had a net worth of approximately $27,000,000 on December 31, 2008. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

•
William C. Owens – Mr. Owens, age 58, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

•
Bryan H. Draper – Mr. Draper, age 51, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the Board of Directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

•
William E. Dutra – Mr. Dutra, age 46, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

•
Andrew J. Navone – Mr. Navone, age 52, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

•
Melina A. Platt – Ms. Platt, age 42, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2008. Such fees were established by the General Partner and were not determined by arms-length negotiation.

	Year Ended
	December 31, 2008
		Maximum
Form of Compensation	Actual	Allowable
Paid by the Partnership:
Management Fees	$4,204,000	$7,545,000
Servicing Fees	686,000	686,000
Carried Interest	—	—
Subtotal	$4,890,000	$8,231,000

Paid by Borrowers:
Acquisition and Origination Fees	$3,549,000	$3,549,000
Late Payment Charges	1,203,000	1,203,000
Miscellaneous Fees	34,000	34,000
Subtotal	$4,786,000	$4,786,000

Grand Total	$9,676,000	$13,017,000

Reimbursement by the Partnership of Other Expenses	$88,000	$88,000

PART III - Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,779,000 units (1.4%) of the Partnership as of December 31, 2008. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

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

Management Fee

The General Partner is entitled to receive from the Partnership a management fee of up to 2 ¾ % per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership.  The amount of management fees to the General Partner for the year ended December 31, 2008 was approximately $4,204,000.

Servicing Fee

All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner receives up to 0.25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2008 was approximately $686,000.

Carried Interest

The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2008, the General Partner had made total cash capital contributions of $1,496,000 to the Partnership. During 2008, the Partnership incurred no carried interest expense because there was a net decrease in limited partners’ capital accounts during the year.

Reimbursement of Other Expenses

The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement).  During 2008, the Partnership reimbursed the General Partner for expenses in the amount of $88,000.

Loan Participated with General Partner

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan secured by a condominium complex (in the process of conversion and renovation) located in Miami, Florida and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan and shall first receive their share of interest in the loan prior to any other co-lender and, after any protective advances made are reimbursed to the co-lenders on a pro-rata basis, shall receive their share of principal in the loan prior to any other co-lender in the loan).  The servicer of the loan is an affiliate of one of the co-lenders (the “Servicing Agent”) and the Partnership receives the payments on the loan from the Servicing Agent. As of December 31, 2008, the borrower is in default of the loan documents and management of the project has been assumed by the Servicing Agent. As of December 31, 2008, the Partnership had funded $718,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property and funded an additional $13,000 subsequent to year end. The Partnership also received reimbursement of its pro-rata share of protective advances of $13,000 subsequent to year end. As of December 31, 2008, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively, as $6,517,000 and $2,172,000, respectively, of principal has been repaid. During 2008, the Partnership and General Partner have collected no interest income on this loan. During 2008, the Servicing Agent filed a notice of default on this loan and the loan is now in the process of foreclosure. An appraisal was obtained on the loan’s underlying property in January 2009, which resulted in the Partnership recording a specific loan loss allowance for this loan of $3,148,000 as of December 31, 2008.

Second Deeds of Trust Held by General Partner

As of December 31, 2008, the General Partner held a second and fourth deeds of trust in the total amount of approximately $789,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. During 2008, the Partnership and General Partner collected no interest income on these loans.  The loans payable to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of December 31, 2008.

In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Acquisition and Origination Fees

Acquisition and origination fees, also called loan fees, mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2008, the General Partner earned acquisition and origination fees on Partnership loans in the amount of $3,549,000, on loans originated or extended of approximately $136,675,000.

Late Payment Charges

Pursuant to the Partnership Agreement, the General Partner receives all late payment charges, including additional interest and late payment fees, from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by the General Partner for such charges totaled approximately $1,203,000 for the year ended December 31, 2008.

PART III - Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moss Adams LLP audited the Partnership’s consolidated financial statements and otherwise acted as the Partnership’s independent registered public accounting firm with respect to the fiscal years ended December 31, 2008 and December 31, 2007. Grant Thornton LLP provided tax services to the Partnership for the fiscal years ended December 31, 2008 and 2007. The following is a summary of the fees billed to the Partnership by Moss Adams LLP and Grant Thornton LLP for professional services rendered for 2008 and 2007:

	2008	2007

Audit Fees	$138,735	$111,946

Audit-Related Fees	10,468	5,000

Tax Fees	67,753	70,152

All Other Fees	—	—

Total Fees	$216,956	$187,098

Audit Fees were for the audits of our annual consolidated financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and other assistance required to complete the year-end audits.

Audit-Related Fees were for the issuance of consents and assistance with review of registration statements filed with the SEC.

Tax Fees include services for tax research and compliance, tax planning and advice, and tax return preparation.

Before the accountant is engaged by the Partnership to render audit or non-audit services, the engagement is approved by the Board of Directors of the General Partner. All of the services listed above were approved by the Board of Directors of the General Partner of the Partnership.

PART IV - Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits:
3
Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Form S-11 Registration Statement No. 333-150428 filed April 15, 2008 and declared effective on April 30, 2008.

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
Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999***
4.1
Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Form S-11 Registration Statement No. 333-150428 filed April 15, 2008 and declared effective on April 30, 2008.

4.2
Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to the Form S-11 Registration Statement No. 333-150428 filed April 15, 2008 and declared effective on April 30, 2008.

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
Modification to Credit Agreement as of February 9, 2006**
Modification to Credit Agreement as of August 15, 2006**
Modification to Credit Agreement as of February 23, 2007**
Modification to Credit Agreement dated July 20, 2007****
Modification to Credit Agreement dated March 31, 2008*****

Modification to Credit Agreement dated March 27, 2009
	31.1	Section 302 Certification of General Partner Chief Executive Officer
	31.2	Section 302 Certification of General Partner Chief Financial Officer
	32	Certification Pursuant to U.S.C. 18 Section 1350
*Previously filed under Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 and incorporated herein by this reference.
** Previously filed under Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by this reference.
***Previously filed under Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 and incorporated herein by this reference.
****Previously filed under Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by this reference.
*****Previously filed under Form 10-Q for the quarterly period ended March 31, 2008 and incorporated herein by this reference.

(b)	Exhibits:
3
Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Form S-11 Registration Statement No. 333-150428 filed April 15, 2008 and declared effective on April 30, 2008.

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
Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999***
4.1
Sixth Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Form S-11 Registration Statement No. 333-150428 filed April 15, 2008 and declared effective on April 30, 2008.

4.2
Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to the Form S-11 Registration Statement No. 333-150428 filed April 15, 2008 and declared effective on April 30, 2008.

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
Modification to Credit Agreement as of February 9, 2006**
Modification to Credit Agreement as of August 15, 2006**
Modification to Credit Agreement as of February 23, 2007**
Modification to Credit Agreement dated July 20, 2007****
Modification to Credit Agreement dated March 31, 2008*****
Modification to Credit Agreement dated March 27, 2009
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

Dated:    April 1, 2009                                                         OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

By:  OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated:    April 1, 2009                                              By:          /s/ William C. Owens
William C. Owens, Director, Chief Executive Officer and President

Dated:    April 1, 2009                                              By:          /s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Financial Officer and Secretary

Dated:    April 1, 2009                                              By:          /s/ William E. Dutra
William E. Dutra, Director and Senior Vice President

Dated:    April 1, 2009                                              By:          /s/ Melina A. Platt
Melina A. Platt, Controller

Report of Independent Registered Public Accounting Firm

The Partners
Owens Mortgage Investment Fund

We have audited the accompanying consolidated balance sheets of Owens Mortgage Investment Fund as of December 31, 2008 and 2007 and the related consolidated statements of income, partners’ capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2008, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.

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

/s/ Moss Adams LLP

San Francisco, California
April 1, 2009

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets

December 31,

Assets	2008	2007
Cash and cash equivalents	$2,800,123	$9,159,033
Restricted cash	1,000,000	1,000,000
Certificates of deposit	2,229,601	—
Loans secured by trust deeds, net of allowance for losses of $13,727,634 in 2008 and $5,042,000 in 2007	248,508,567	272,333,481
Due from general partner	44,162	—
Interest and other receivables, net of allowance for doubtful receivable of $674,679 in 2008 and 2007	3,643,774	5,412,821
Vehicles, equipment and furniture, net of accumulated depreciation of $119,281 in 2008 and $10,267 in 2007	566,640	310,245
Other assets, net of accumulated amortization of $516,649 in 2008 and $436,088 in 2007	432,898	405,222
Investment in limited liability company	2,176,883	—
Real estate held for sale	11,413,760	10,572,237
Real estate held for investment, net of accumulated depreciation of $3,305,857 in 2008 and $2,655,831 in 2007	47,014,812	42,338,070

	$319,831,220	$341,531,109

Liabilities and Partners’ Capital
Liabilities:
Accrued distributions payable	$562,740	$594,620
Due to general partner	—	2,278,330
Accounts payable and accrued liabilities	1,703,917	972,011
Deferred gain	878,509	902,009
Note payable	10,500,000	10,500,000
Line of credit payable	32,914,000	27,432,000

Total liabilities	46,559,166	42,678,970

Minority interest	68,645	108,509

Partners’ capital (units subject to redemption):
General partner	2,781,730	2,960,604
Limited partners
Authorized 500,000,000 units outstanding in 2008 and 2007; 552,097,845 and 530,083,924 units issued and 270,617,699 and 295,979,046 units outstanding in 2008 and 2007, respectively	270,421,679	295,783,026

Total partners’ capital	273,203,409	298,743,630

	$319,831,220	$341,531,109

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Income

Years Ended December 31,

	2008	2007

Revenues:
Interest income on loans secured by trust deeds	$24,553,214	$27,307,578
Gain on sale of real estate, net	1,150,301	1,031,933
Rental and other income from real estate properties	5,087,705	3,966,885
Income from investment in limited liability company	47,680	—
Other income	219,855	503,389

Total revenues	31,058,755	32,809,785

Expenses:
Management fees to general partner	4,203,848	2,176,099
Servicing fees to general partner	685,905	692,158
Carried interest to general partner	—	51,391
Administrative	60,000	48,000
Legal and accounting	428,859	462,164
Rental and other expenses on real estate properties	4,952,920	3,236,493
Interest expense	2,113,897	1,554,482
Environmental remediation expense	762,035	—
Minority interest	13,896	14,396
Other	131,204	54,821
Bad debt expense	625	680,884
Provision for loan losses	9,537,384	2,195,515
Losses on real estate properties	6,005,018	50,776

Total expenses	28,895,591	11,217,179

Net income	$2,163,164	$21,592,606

Net income allocated to general partner	$23,541	$213,355

Net income allocated to limited partners	$2,139,623	$21,379,251

Net income allocated to limited partners per weighted average limited partnership unit	$0.01	$0.07

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

Years Ended December 31,

	General	Limited partners		Total Partners’
	partner	Units	Amount	capital

Balances, December 31, 2006	$2,866,930	288,133,368	$287,937,348	$290,804,278

Net income	213,355	21,379,251	21,379,251	21,592,606
Sale of partnership units	102,782	11,766,823	11,766,823	11,869,605
Partners’ withdrawals	—	(18,546,530)	(18,546,530)	(18,546,530)
Partners’ distributions	(222,463)	(6,753,866)	(6,753,866)	(6,976,329)

Balances, December 31, 2007	$2,960,604	295,979,046	$295,783,026	$298,743,630

Net income	23,541	2,139,623	2,139,623	2,163,164
Sale of partnership units	410,759	8,407,942	8,407,942	8,818,701
Partners’ withdrawals	(410,759)	(29,078,814)	(29,078,814)	(29,489,573)
Partners’ distributions	(202,415)	(6,830,098)	(6,830,098)	(7,032,513)

Balances, December 31, 2008	$2,781,730	270,617,699	$270,421,679	$273,203,409

The accompanying notes are an integral part of these financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,163,164	$21,592,606
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(1,150,301)	(1,031,933)
Income from investment in limited liability company	(47,680)	—
Provision for loan losses	9,537,384	2,195,515
Losses on real estate properties	6,005,018	50,776
Bad debt expense	625	680,884
Depreciation and amortization	876,413	722,939
Changes in operating assets and liabilities:
Due from general partner	(44,162)	—
Interest and other receivables	1,232,004	(3,117,184)
Other assets	(89,252)	—
Accounts payable and accrued liabilities	731,906	245,486
Due to general partner	(2,278,330)	2,046,891
Net cash provided by operating activities	16,936,789	23,385,980

Cash flows from investing activities:
Investment in loans secured by trust deeds	(95,669,713)	(172,292,085)
Principal collected on loans	85,295,118	106,509,976
Sales of loans to third parties	8,744,177	12,348,525
Investment in real estate properties	(1,513,068)	(729,089)
Net proceeds from disposition of real estate properties	4,732,314	3,204,886
Purchases of vehicles, equipment and furniture	(361,797)	(320,512)
Investments in certificates of deposit	(2,229,601)	—
Minority interest in limited liability company	(39,864)	(31,876)
Net cash used in investing activities	(1,042,434)	(51,310,175)

Cash flows from financing activities
Proceeds from sale of partnership units	8,818,701	11,869,605
Net advances on line of credit payable	5,482,000	27,432,000
Partners’ cash distributions	(7,064,393)	(6,955,617)
Partners’ capital withdrawals	(29,489,573)	(18,546,530)
Net cash (used in) provided by financing activities	(22,253,265)	13,799,458

Net decrease in cash and cash equivalents	(6,358,910)	(14,124,737)

Cash and cash equivalents at beginning of year	9,159,033	23,283,770

Cash and cash equivalents at end of year	$2,800,123	$9,159,033

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$2,101,086	$1,471,707

See notes 4, 5 and 6 for supplemental disclosure of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

The general partner of the Partnership is Owens Financial Group, Inc. (OFG), a California corporation engaged in the origination of real estate mortgage loans for eventual sale and the subsequent servicing of those mortgages for the Partnership and other third-party investors. The Partnership’s operations are managed solely by OFG pursuant to the Partnership Agreement.

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 270,617,699 and 295,979,046 as of December 31, 2008 and 2007, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority-owned limited liability companies located in Louisiana, Colorado and California (see Notes 4 and 5). All significant inter-company transactions and balances have been eliminated in consolidation. The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment.

Certain reclassifications not affecting net income have been made to the 2007 consolidated financial statements to conform to the 2008 presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see Note 4). Actual results could differ significantly from these estimates.

New Accounting Pronouncements

FAS 157

On January 1, 2008, the Partnership adopted the provisions of FAS 157, Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position (FSP) No. FAS 157-2.  FAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements.  FSP FAS 157-2 delays the effective date of the FAS 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Real estate held for sale and investment is an example of a nonfinancial asset that the Partnership will be required to measure at fair value on a non-recurring basis in accordance with generally accepted accounting principles. The Partnership does not expect the implementation of FSP FAS 157-2 to have a material impact on its consolidated financial condition or results of operations.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

FSP FAS 157-3

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FAS 154, Accounting Changes and Error Corrections. However, the disclosure provisions in FAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. Adoption of FSP FAS 157-3 did not have a significant impact on the Partnership’s consolidated financial condition or results of operations.

FAS 160

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which provides guidance for accounting and reporting of noncontrolling (minority) interests in consolidated financial statements.  FAS 160 is effective for fiscal years and interim periods within fiscal years beginning on or after December 15, 2008.  The Partnership does not expect the implementation of FAS 160 to have a material impact on its consolidated financial condition or results of operations.

FAS 162

In May 2008, the FASB issued FAS 162, The Hierarchy of Generally Accepted Accounting Principles.  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 became effective on November 15, 2008. The Partnership does not believe that FAS 162 will have a material impact on the Partnership’s consolidated financial condition or results of operations.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have likely occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The allowance consists of specific, general and unallocated components.  For the specific component, an allowance is established on an impaired loan when the collateral value of the impaired loan is lower than the carrying value of that loan. Collateral values are determined based on available market quotes, third party appraisals, broker price opinions, comparable properties or other indications of value. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses, such as economic developments or natural disasters that surface or occur between the time management estimates credit losses and the date of the financial statements. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The Partnership maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. The Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2008, the Partnership did not have any significant concentrations of credit risk arising from cash deposits as 100% of its cash and cash equivalents were invested in FDIC-insured bank products.

Restricted Cash

Restricted cash includes non-interest bearing deposits with three banks that are required pursuant to the Partnership’s line of credit agreement with such banks.

Certificates of Deposit

At various times during the year, the Partnership may purchase certificates of deposit with various financial institutions with original maturities of up to one year. Interest income on certificates of deposit is recognized when earned. Certificates of deposit are held in several federally insured depository institutions.

Vehicles, Equipment and Furniture

Depreciation of vehicles, equipment and furniture owned by DarkHorse Golf Club, LLC is provided on the straight-line method over their estimated useful lives (5-7 years).

Other Assets

Other assets include capitalized lease commissions and loan costs, prepaid expenses, deposits and inventory.  Amortization of lease commissions is provided on the straight-line method over the lives of the related leases. Amortization of loan costs in 720 University, LLC is provided on the straight-line method through the maturity date of the related debt.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Real Estate Held for Sale and Investment

Real estate held for sale includes real estate acquired through foreclosure. These investments are carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

Real estate held for investment includes real estate purchased or acquired through foreclosure and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value. Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements (5-39 years). Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.

Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those costs related to holding the property are expensed.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Partnership periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value.

The Partnership reclassifies real estate properties from held for investment to held for sale in the period in which all of the following criteria are met: 1) Management commits to a plan to sell the property; 2) The property is available for immediate sale in its present condition; 3) An active program to locate a buyer has been initiated; 4) The sale of the property is probable and the transfer of the property is expected to qualify for recognition as a completed sale, within one year; and 5) Actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn.

If circumstances arise that previously were considered unlikely, and, as a result, the Partnership decides not to sell a real estate property classified as held for sale, the property is reclassified to held for investment. The property is then measured individually at the lower of its carrying amount, adjusted for depreciation or amortization expense that would have been recognized had the property been continuously classified as held for investment, or its fair value at the date of the subsequent decision not to sell.

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

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 3 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of December 31, 2008 and 2007 are as follows:

	2008	2007
By Property Type:
Commercial	$118,156,590	$151,435,333
Condominiums	93,460,019	81,327,519
Apartments	4,325,000	7,903,750
Single family homes (1-4 Units)	331,810	336,870
Improved and unimproved land	45,962,782	36,372,009
	$262,236,201	$277,375,481
By Deed Order:
First mortgages	$234,060,285	$255,962,228
Second mortgages	28,175,916	21,413,253
	$262,236,201	$277,375,481

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of December 31, 2008 and 2007, the Partnership held Construction Loans totaling approximately $17,569,000 and $13,274,000, respectively, and had commitments to disburse an additional $646,000 and $4,801,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of December 31, 2008 and 2007, the Partnership held Rehabilitation Loans totaling approximately $64,874,000 and $59,738,000, respectively, and had commitments to disburse an additional $3,689,000 and $12,086,000, respectively, on Rehabilitation Loans.

Scheduled maturities of loans secured by trust deeds as of December 31, 2008 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2008 (past maturity)	$102,453,241	$—	$102,453,241
2009	135,607,427	—	135,607,427
2010	8,715,000	35,897	8,750,897
2011	1,100,000	—	1,100,000
2012	—	—	—
2013	—	—	—
Thereafter (through 2017)	81,810	14,242,826	14,324,636
	$247,957,478	$14,278,723	$262,236,201

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.37%, 1.55% and 2.25%, respectively, as of December 31, 2008), the prime rate (3.25% as of December 31, 2008) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (2.76% and 3.72%, respectively, as of December 31, 2008) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of December 31, 2008 and 2007:
	December 31, 2008 Balance	Portfolio Percentage	December 31, 2007 Balance	Portfolio Percentage
Arizona	$31,580,323	12.04%	$28,245,574	10.18%
California	148,522,264	56.65%	156,449,351	56.41%
Colorado	13,999,402	5.34%	13,999,414	5.05%
Florida	23,482,581	8.96%	23,482,581	8.47%
Hawaii	—	—%	1,300,000	0.47%
Idaho	2,200,000	0.84%	3,568,290	1.29%
Nevada	10,357,000	3.95%	1,253,209	0.45%
New York	10,500,000	4.00%	9,420,000	3.40%
Oregon	81,810	0.03%	86,870	0.03%
Pennsylvania	1,320,057	0.50%	1,650,071	0.59%
Tennessee	—	—%	10,547,470	3.80%
Texas	2,635,000	1.00%	2,635,000	0.95%
Utah	5,305,262	2.02%	4,143,751	1.49%
Virginia	—	—%	2,230,000	0.80%
Washington	12,252,502	4.67%	18,363,900	6.62%
	$262,236,201	100.00%	$277,375,481	100.00%

As of December 31, 2008 and 2007, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 43% ($113,998,000) and 35% ($96,247,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, approximately 82% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past several months.

During the years ended December 31, 2008 and 2007, the Partnership refinanced loans totaling $13,564,000 and $11,124,000, respectively, thereby extending the maturity dates of such loans.

As of December 31, 2008 and 2007, $251,792,000 (96.0%) and $264,289,000 (95.3%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Most of the Partnership’s loans contain balloon payments at their maturity date, meaning that a lump sum payment of principal is due at the maturity date. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as “past maturity loans”. As of December 31, 2008 and 2007, the Partnership had twenty and twenty-one past maturity loans totaling approximately $102,453,000 and $65,366,000, respectively.

As of December 31, 2008 and 2007, the Partnership had fifteen and six impaired loans, respectively, that were delinquent in payments greater than ninety days totaling approximately $95,743,000 and $40,537,000, respectively. This included nine and three matured loans totaling $66,129,000 and $3,335,000, respectively. In addition, eleven and eighteen loans totaling approximately $36,324,000 and $62,031,000, respectively, were past maturity but current in monthly payments as of December 31, 2008 and 2007, respectively (combined total of delinquent loans of $132,067,000 and $102,568,000, respectively). Of the impaired and past maturity loans, approximately $46,148,000 and $17,617,000, respectively, were in the process of foreclosure and $10,500,000 and $1,600,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2008 and 2007. The Partnership foreclosed on six and four loans during the years ended December 31, 2008 and 2007, respectively, with aggregate principal balances totaling $18,220,000 and $26,202,000, respectively, and obtained the properties via the trustee’s sales.

In the first quarter of 2009 (subsequent to year end), the Partnership began foreclosure proceedings by filing notices of default on three delinquent loans with aggregate principal balances totaling approximately  $10,814,000 as of December 31, 2008.  Two of these loans became greater than ninety days delinquent subsequent to year end.

Of the total impaired and past maturity loans as of December 31, 2008, one loan with an aggregate principal balance of $350,000 was paid off in full and four loans with aggregate principal balances totaling $13,165,000 were foreclosed and the underlying properties obtained in the foreclosure sales subsequent to year end.

During 2008, the Partnership entered into participation agreements on six loans with aggregate principal balances totaling $19,845,000 with an unrelated mortgage investment group that originated the loans with the borrowers (the “Lead Lender”).  The General Partner receives the monthly interest payments on these participated loans from the Lead Lender.  Pursuant to Intercreditor Agreements between the Partnership and the Lead Lender on all of the participated loans, the Partnership is guaranteed its share of interest and principal prior to any other investors participating in such loans.  During the year ended December 31, 2008, the Partnership received partial repayment on one loan in the amount of approximately $1,194,000 and sold the remaining principal balance of approximately $1,169,000 to the Lead Lender. In addition, the Partnership sold a $2,000,000 portion of the principal balance of one loan to the Lead Lender and sold its entire portion of the principal balances in two additional loans to the Lead Lender in the aggregate amount of approximately $5,576,000.   The sales of these loans resulted in no gain or loss in the accompanying consolidated financial statements.

As of December 31, 2006, the Partnership participated in one loan with a principal balance of $18,670,000 with the Lead Lender that originated the loan with the borrower. During the year ended December 31, 2007, the Partnership received partial repayment of this loan in the amount of approximately $6,321,000 and sold the remaining principal balance of approximately $12,349,000 to the Lead Lender. The sale of this loan resulted in no gain or loss in the accompanying consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan secured by a condominium complex (in the process of conversion and renovation) located in Miami, Florida and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan as follows: After any protective advances made are reimbursed to the co-lenders on a pro-rata basis, the Partnership and General Partner shall receive their share of interest in the loan prior to any other co-lender and, once all interest has been paid to the co-lenders, the Partnership and General Partner shall receive their share of principal in the loan prior to any other co-lender in the loan.  The servicer of the loan is an affiliate of one of the co-lenders (the “Servicing Agent”) and the Partnership receives the payments on the loan from the Servicing Agent. As of December 31, 2008, the borrower is in default of the loan documents and management of the project has been assumed by the Servicing Agent. As of December 31, 2008, the Partnership had funded $718,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property and funded an additional $13,000 subsequent to year end. The Partnership also received reimbursement of its pro-rata share of protective advances of $13,000 subsequent to year end. As of December 31, 2008, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.  During 2008, the Servicing Agent filed a notice of default on this loan and the loan is now in the process of foreclosure. A third party appraisal was obtained on the loan’s underlying property, which resulted in the Partnership recording a specific loan loss allowance for this loan of $4,032,000 as of December 31, 2008.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $90,600,000 and $39,173,000 as of December 31, 2008 and 2007, respectively. Interest income recognized on impaired loans during the years ended December 31, 2008 and 2007 was approximately $4,589,000 and $2,313,000, respectively.  Interest income received on impaired loans during the years ended December 31, 2008 and 2007 was approximately $6,920,000 and $1,781,000, respectively.

The Partnership’s allowance for loan losses was $13,727,634 and $5,042,000 as of December 31, 2008 and 2007, respectively. As of December 31, 2008, there is a non-specific allowance for loan losses of $7,313,000 and a specific allowance for loan losses on four loans in the total amount of $6,414,634.  As of December 31, 2007, the entire allowance for loan losses was a non-specific reserve.

Changes in the allowance for loan losses for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of year	$5,042,000	$4,225,000
Provision	9,537,384	2,195,515
Charge-offs	(851,750)	(1,378,515)
Balance, end of year	$13,727,634	$5,042,000

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Partnership entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that was owned by the Partnership. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Partnership, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  The Partnership and Nanook are the Members of 1850 and NV Manager, LLC is the Manager. Pursuant to the Agreement, the Partnership contributed the property to 1850 at an agreed upon fair market value of $6,350,000.  Cash in the amount of $3,175,000 was then distributed by 1850 to the Partnership such that the Partnership has an initial capital account balance of $3,175,000.  Nanook contributed cash in the amount of $3,175,000 to 1850 and has an initial capital account balance of the same amount.

At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC, that are wholly owned by 1850.  The Partnership recognized a gain of approximately $1,037,000 from its sale of a one-half interest in the properties to Nanook.  Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. The Partnership accrued approximately $762,000 (including $161,000 owed to Nanook) as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate which is recorded as Environmental Remediation Expense in the accompanying consolidated statements of income for the year ended December 31, 2008.  The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

The net income to the Partnership from its investment in 1850 De La Cruz was approximately $48,000 since inception.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2008 and 2007 consists of the following properties acquired through foreclosure between 1997 and 2008:

	2008	2007
Manufactured home subdivision development, Ione, California	$745,570	$837,838
Commercial buildings, Roseville, California (see Note 6)	380,924	—
Undeveloped land, San Jose, California (transferred to real estate held for investment – see Note 6)	—	3,025,992
Industrial land and buildings, Santa Clara, California (see Note 4)	—	4,258,407
Mixed-use retail building, Sacramento, California	—	2,450,000
Two improved residential lots, West Sacramento, California	510,944	—
Office/retail complex, Hilo, Hawaii	1,655,647	—
Office condominium complex (17 units), Roseville, California	8,120,675	—
	$11,413,760	$10,572,237

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The acquisition of certain real estate properties through foreclosure (including properties held for investment – see Note 6) resulted in non-cash increases in real estate held for sale and non-cash decreases in loans secured by trust deeds of approximately $17,904,000 and $25,743,000 for the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $98,000 on four lots (three with houses) in the manufactured home park located in Ione, California based on estimated fair values, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

2008 Foreclosure and Sales Activity

During the year ended December 31, 2008, the Partnership foreclosed on a first mortgage loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $1,300,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as delinquent property taxes) in the total amount of approximately $336,000 were capitalized to the basis of the property.  The estimated fair value of the property was determined to be greater than the Partnership’s basis in the property at the time of foreclosure. The property is classified as held for sale as a sale is expected to be completed in the next one year period.

During the year ended December 31, 2008, the Partnership obtained deeds in lieu of foreclosure from the borrower on two first mortgage loans secured by 18 units in three buildings in an office condominium complex located in Roseville, California in the total amount of approximately $9,068,000 and obtained the properties.  In addition, certain advances made on the loans or incurred as part of the foreclosure in the total amount of approximately $34,000 were capitalized to the basis of the properties.  At the time of foreclosure, it was determined that the fair values of the units in two buildings were lower than the Partnership’s cost basis in those units by approximately $533,000, and, thus, this amount was recorded as a charge-off against the allowance for loan losses. The properties are classified as held for sale as sales are expected to be completed in the next one year period. During 2008, one unit was sold for net sales proceeds of approximately $562,000, resulting in a gain to the Partnership of approximately $102,000.

During the year ended December 31, 2008, the Partnership foreclosed on a first mortgage loan secured by two improved residential lots located in West Sacramento, California in the amount of approximately $435,000 and obtained the lots via the trustee’s sale. In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $76,000 were capitalized to the basis of the property.  The estimated fair values of the lots were determined to be greater than the Partnership’s basis in the lots at the time of foreclosure. The lots are classified as held for sale as sales are expected to be completed within one year.

During the year ended December 31, 2008, the Partnership sold the mixed-use retail building located in Sacramento, California for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  The note receivable was paid off in full by the buyer in May 2008.

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

December 31, 2008 and 2007

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

Changes in the allowance for real estate held for sale losses for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Balance, beginning of year	$—	$405,388
Provision	—	—
Recovery for real estate sold	—	(405,388)
Balance, end of year	$—	$—

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

During the year ended December 31, 2007, the Partnership advanced an additional $17,000 to OLH for continued operation and marketing of the condominium units that are for sale and received repayment of advances of approximately $665,000 from collections on notes receivable and sales of condominium units.  During the year ended December 31, 2007, OLH sold three condominium units for total sales proceeds of approximately $656,000, resulting in gain on sale in the total amount of approximately $141,000.  The net income to the Partnership from OLH was approximately $231,000 during the year ended December 31, 2007.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of December 31, 2008 and 2007:

	2008	2007
Light industrial building, Paso Robles, California	$1,625,770	$1,608,735
Commercial buildings, Roseville, California	659,531	793,013
Retail complex, Greeley, Colorado (held within 720 University, LLC)	13,440,143	13,871,742
Undeveloped land, Madera County, California	1,225,000	5,520,797
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	1,960,000	2,845,403
Undeveloped land, Marysville, California	594,610	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC	2,830,568	3,340,000
75 improved, residential lots, Auburn, California	13,898,890	13,763,770
Undeveloped land, San Jose, California (transferred from real estate held for sale- see Note 5)	3,025,992	—
Undeveloped land, Half Moon Bay, California	2,110,809	—
Storage facility, Stockton, California	5,643,499	—
	$47,014,812	$42,338,070

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2008 and 2007 are as follows:
	2008	2007
Land	$29,564,886	$29,489,524
Buildings	15,459,666	10,756,286
Improvements	5,285,690	4,737,664
Other	10,427	10,427
	50,320,669	44,993,901
Less: Accumulated depreciation and amortization	(3,305,857)	(2,655,831)
	$47,014,812	$42,338,070

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was $690,000 and $629,000 for the years ended December 31, 2008 and 2007, respectively.

For purposes of assessing potential impairment of value on properties during 2008, the Partnership obtained updated appraisals or other valuation support as of December 31, 2008 or during the first quarter of 2009 for the unimproved, residential land located in Madera County, California, the manufactured home subdivision development located in Lake Charles, Louisiana (held within Dation, LLC), and the golf course located in Auburn, California (held within DarkHorse Golf Club, LLC). As a result, the Partnership recorded  impairment losses in the aggregate amount of approximately $5,907,000 in the accompanying consolidated statements of income.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

2008 Foreclosure Activity

During the year ended December 31, 2008, the Partnership foreclosed on a first mortgage loan secured by a storage facility located in Stockton, California in the amount of approximately $5,817,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $176,000 were capitalized to the basis of the property.  At the time of foreclosure, approximately $319,000 was charged off against the allowance for loan losses to write the loan/property down to estimated fair value based on the commitment of a pending sale.  The sale contract was canceled by the potential buyer in September 2008 and it is now unlikely that the property will be sold within one year. Thus, the property is classified as held for investment as of December 31, 2008.

During the year ended December 31, 2008, the Partnership foreclosed on a first mortgage loan secured by undeveloped, commercial land located in Half Moon Bay, California in the amount of $1,600,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $459,000 were capitalized to the basis of the property.  The property is classified as held for investment as it is unlikely that a sale will be completed within the next year.

During the year ended December 31, 2008, the Partnership transferred the undeveloped land located in San Jose, California from real estate held for sale to real estate held for investment because it is unlikely that the property will be sold within one year. The property was transferred at the lower of its carrying value or fair value.

During 2008, the Partnership obtained approval to sell the buildings individually within the commercial building complex located in Roseville, California.  Two of these buildings are currently vacant and are listed for sale. In November 2008, the book value of these buildings was transferred from real estate held for investment to real estate held for sale (see Note 5) and depreciation was discontinued.

2007 Foreclosure Activity

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

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The net income to the Partnership was approximately $204,000 and $197,000 (including depreciation and amortization totaling approximately $615,000 and $610,000) during the years ended December 31, 2008 and 2007, respectively. The minority interest of the joint venture partner of approximately $69,000 and $109,000 as of December 31, 2008 and 2007, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $13,440,000 and $13,872,000 as of December 31, 2008 and 2007, respectively.

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

Dation sold no lots or houses during the year ended December 31, 2008. Dation sold one lot during the year ended December 31, 2007, resulting in gain on sale of approximately $10,000.  Dation repaid $0  and $10,000 of the loan to the Partnership and repaid $75,000 and $25,000, respectively, of Partnership capital contributions during the years ended December 31, 2008 and 2007, respectively. The Partnership advanced an additional $16,000 and $20,000 to Dation during the years ended December 31, 2008 and 2007, respectively.

The net operating income to the Partnership was approximately $35,000 and $94,000 during the years ended December 31, 2008 and 2007, respectively.

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

The Partnership advanced approximately $793,000 and $500,000 to DarkHorse during the years ended December 31, 2008 and 2007, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $401,000 and $202,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the years ended December 31, 2008 and 2007 was approximately $541,000 and $540,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 8 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The line of credit is guaranteed by the General Partner. In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009. The balance outstanding on the line of credit was $32,914,000 and $27,432,000 as of December 31, 2008 and 2007, respectively. Borrowings under this line of credit bear interest at the bank’s prime rate, which was 3.25% as of December 31, 2008. The interest rate will be increased by 2% upon an event of default of the Partnership. Interest expense was approximately $1,573,000 and $1,015,000 for the years ended December 31, 2008 and 2007, respectively. The line of credit expires on July 31, 2009. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks. This amount is reported as restricted cash on the accompanying consolidated balance sheets.

The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and ratio of total liabilities to tangible net worth. In March 2009, on the basis of preliminary unaudited financial information, the Partnership notified the agent for the banks lending under the line of credit that the Partnership was out of compliance with the profitability covenant in the line of credit agreement for the quarter ended December 31, 2008.  The profitability covenant requires that the Partnership maintain, as of the end of each fiscal quarter, a positive operating profit and positive net profit on a rolling two quarter basis.  Effective March 27, 2009, the Partnership obtained from the agent and lending banks a waiver of this covenant violation for the periods ending December 31, 2008 and March 31, 2009, which also now provides that the interest rate on the line of credit will be subject to a floor of not less than 5% per annum. While line of credit borrowings otherwise bear interest at prime rate, the addition of the 5% interest floor will immediately increase the Partnership’s cost of funds on such borrowings. Therefore, the banks’ covenant waiver will result in higher Partnership interest expense and lower Partnership income than would apply without the waiver, until the prime rate rises to at least 5% per annum.

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

The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $13,162,000 and $15,527,000 for the years ended December 31, 2008 and 2007, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts within 61 to 91 days after written notices are delivered to OFG, subject to the following limitations, among others:

•	No withdrawal of units can be requested or made until at least one year from the date of purchase of those units, other than units received under the Partnership’s Reinvested Distribution Plan.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

During the year ended December 31, 2008, the 10% limited partnership withdrawal limit was reached and December 2008 withdrawal requests of approximately $5,000,000 were suspended.  These withdrawal requests were distributed in January 2009. In addition, the Partnership was required to temporarily suspend January, February and March 2009 withdrawal requests in the aggregate amount of approximately $14,787,000 as there was not cash available to make the requested withdrawals.  It is highly likely that there will be continued delays in meeting withdrawal requests and that the 10% annual limit for limited partner capital withdrawals will be reached sometime in 2009.

Carried Interest of General Partner

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, OFG has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2008, OFG had made cash capital contributions of $1,496,000 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

The carried interest expense charged to the Partnership was $0 and $51,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE 10 - CONTINGENCY RESERVES

In accordance with the Partnership Agreement and to satisfy the Partnership’s liquidity requirements, the Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of December 31, 2008), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership, which could lead to unanticipated losses upon sale of such assets.

The 1-1/2% contingency reserves required per the Partnership Agreement as of December 31, 2008 and 2007 were approximately $4,361,000 and $4,467,000, respectively. Cash, cash equivalents and certificates of deposit as of the same dates were accordingly maintained as reserves.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 11 - INCOME TAXES

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	(Unaudited) 2008	(Unaudited) 2007
Partners’ capital per financial statements	$273,203,409	$298,743,630
Accrued interest income	(1,969,301)	(4,611,913)
Allowance for loan losses	13,727,634	5,042,000
Allowance for doubtful receivable	662,179	674,679
Book/tax differences in basis of real estate properties	6,732,612	61,728
Book/tax differences in joint venture investments	2,192,055	994,220
Accrued distributions	562,740	594,621
Accrued fees due to general partner	(312,927)	1,027,744
Tax-deferred gain on sale of real estate	(2,690,850)	(2,690,850)
Book-deferred gain on sale of real estate	878,509	902,009
Environmental remediation liability	586,877	—
Other	128,323	28,286
Partners’ capital per federal income tax return	$293,701,260	$300,766,154

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $4,204,000 and $2,176,000 for the years ended December 31, 2008 and 2007, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $686,000 and $692,000 for the years ended December 31, 2008 and 2007, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2008, OFG owed the Partnership approximately $44,000 as reimbursement of prior months’ management fees. As of December 31, 2007, the Partnership owed management and servicing fees to OFG in the amount of $1,870,000.

The maximum servicing fees were paid to OFG during the years ended December 31, 2008 and 2007. If the maximum management fees had been paid to OFG during the years ended December 31, 2008 and 2007, the management fees would have been $7,545,000 (increase of $3,341,000) and $7,614,000 (increase of $5,438,000), respectively, which would have reduced net income allocated to limited partners by approximately 154.6% and 25.2%, respectively, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.004 from a profit of $.01 and to a profit of $.05 from $.07, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Partnership loans totaled approximately $1,203,000 and $910,000 for the years ended December 31, 2008 and 2007, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $34,000 and $46,000 for the years ended December 31, 2008 and 2007, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $3,549,000 and $6,485,000 on loans originated or extended of approximately $136,675,000 and $225,785,000 for the years ended December 31, 2008 and 2007, respectively. Such fees as a percentage of loans purchased by the Partnership were 2.6% and 2.9% for the years ended December 31, 2008 and 2007, respectively.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the years ended December 31, 2008 and 2007 were $88,000 and $48,000, respectively.

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan secured by a condominium complex (in the process of conversion and renovation) located in Miami, Florida and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The General Partner is also a co-lender in the subject loan and is party to the Agreement. See Note 3 for further information about this participated loan.

During 2007, the President of the General Partner funded a $600,000 second deed of trust secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,400,000 at an interest rate of 11% per annum.  The interest rate on the President’s loan was 12% per annum.  Both of these loans were paid off in full in 2008.

As of December 31, 2008 and 2007, the General Partner held second and fourth deeds of trust in the total amount of approximately $789,000 and $727,000, respectively, secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. The loans to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of December 31, 2008.

NOTE 13 - NET INCOME PER LIMITED PARTNER UNIT

Net income per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were approximately 288,606,000 and 292,164,000 for the years ended December 31, 2008 and 2007, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

NOTE 14 - RENTAL INCOME

The Partnership’s real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to eighteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2008, and thereafter is as follows:

Year ending December 31:
2009	$1,979,705
2010	1,276,158
2011	1,083,737
2012	786,235
2013	633,710
Thereafter (through 2026)	2,868,496

$8,628,041

NOTE 15 - FAIR VALUE

As discussed in Note 2, FAS 157 was implemented by the Partnership for its financial assets and liabilities on January 1, 2008.  Pursuant to FSP 157-2, the Partnership delayed the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities until 2009, including the Partnership’s real estate properties held for sale and investment. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of 2008.

Fair value is defined in FAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1                      Quoted prices in active markets for identical assets or liabilities

Level 2                      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3                      Unobservable inputs that are supported by little or no market activity, such as the
               Partnership’s own data or assumptions.

Level 3 inputs include unobservable inputs that are used when there is little, if any, market activity for the asset or liability measured at fair value. In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

The following is a description of the Partnership’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring and nonrecurring basis.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity and are recorded at fair value on a recurring basis.  Fair value measurement is estimated using a matrix based on interest rates.

Loans Secured by Trust Deeds

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with FAS 114, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheet measured at fair value on a recurring and nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Certificates of deposit	$ 2,229,601		$ 2,229,601

Nonrecurring:
Impaired loans	$ 23,978,649			$ 23,978,649

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

Impaired Loans
Balance, January 1, 2008	$—
Total realized and unrealized gains and losses Included in net income	$(6,414,634)
Included in other comprehensive income	$—
Purchases, issuances and settlements	$—
Transfers in and/or out of Level 3	$30,393,283
Balance, December 31, 2008	$23,978,649

The following methods and assumptions were used to estimate the fair value of financial instruments not recognized in the accompanying consolidated balance sheets pursuant to FAS 107, Disclosures about Fair Value of Financial Instruments.

Cash, Cash Equivalents and Restricted Cash

The carrying amount of cash, cash equivalents and restricted cash approximates fair value because of the relatively short maturity of these instruments.

Loans Secured by Trust Deeds

The carrying value of loans secured by trust deeds, other than those analyzed under FAS 114 and FAS 157 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

Line of Credit Payable

The carrying value of the line of credit payable is estimated to be fair value as borrowings on the line of credit are generally short-term and the line bears interest at a variable rate (bank’s prime rate).

Note Payable

The fair value of the Partnership’s note payable with a carrying value of $10,500,000 is estimated to be approximately $9,500,000 as of December 31, 2008. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of December 31, 2008, there were approximately $4,334,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans, line of credit draws or capital contributions from limited partners.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

NOTE 17 – FOURTH QUARTER INFORMATION

During the quarter ended December 31, 2008, the Partnership recorded a provision for loan losses of approximately $6,574,000 and impairment losses on real estate properties of approximately $6,005,000.

                                                                                                                                                                                                                                                                                                                                                                                                           SCHEDULE IV
OWENS MORTGAGE INVESTMENT FUND
MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2008
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	8.00-12.00%	Current to June 2016	$118,156,590	$38,989,742	$21,355,000
Condominiums	10.00-12.00%	Current to Nov. 2009	93,460,019	47,014,097	47,014,097
Apartments	11.00%	Mar. 2009	4,325,000	—	—
Single family homes (1-4 units)	11.00-11.50%	Current to Oct. 2017	331,810	250,000	250,000
Improved and unimproved land	11.00-12.00%	Current to Sept. 2010	45,962,782	16,199,402	27,123,490
TOTAL			$262,236,201	$102,453,241	$95,742,587

AMOUNT OF LOAN
$0-250,000	10.00-11.50%	Current to Oct. 2017	$417,707	$250,000	$250,000
$250,001-500,000	10.00-12.00%	Current to Sept. 2010	3,543,989	1,547,851	500,000
$500,001-1,000,000	10.00-12.00%	Current to Sept. 2010	4,538,086	665,000	2,278,490
Over $1,000,000	8.00-12.00%	Current to June 2016	253,736,419	99,990,390	92,714,097
TOTAL			$262,236,201	$102,453,241	$95,742,587

POSITION OF LOAN
First	8.00-12.00%	Current to June 2016	$234,060,285	$99,088,848	$74,018,034
Second	10.50-12.00%	Current to Dec. 2009	28,175,916	3,364,393	21,724,553
TOTAL			$262,236,201	$102,453,241	$95,742,587

NOTE 1:	All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.
NOTE 2:
Balance at beginning of period (1/1/07)	$250,143,631
Additions during period:
New mortgage loans	172,292,085
Subtotal	422,435,716
Deductions during period:
Collection of principal	106,509,976
Sales of loans to third parties at face values	12,348,525
Foreclosures	26,201,734
Balance at end of period (12/31/07)	$277,375,481

Balance at beginning of period (1/1/08)	$277,375,481
Additions during period:
New mortgage loans	95,669,713
Note taken back from sale of real estate property	1,450,000
Subtotal	374,495,194
Deductions during period:
Collection of principal	85,295,118
Sales of loans to third parties at face value	8,744,177
Foreclosures	18,219,698
Balance at end of period (12/31/08)	$262,236,201

During the years ended December 31, 2008 and 2007, the Partnership refinanced loans totaling $13,564,000 and $11,124,000, respectively, thereby extending the maturity date.

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2008. There are no other loans that exceed 3% of the total loans as of December 31, 2008:
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Condominiums (Participated Loan) Miami, Florida	10.00%	2/1/08	Interest only, balance due at maturity	$0	$75,200,000	$19,450,369 Note 5	$19,450,369

Land S. Lake Tahoe, California (3 Notes)	12.00%	1/1/09	Interest only, balance due at maturity	$25,621,727	$23,680,000	$22,923,490	$22,923,490

Assisted Living Facilities La Mesa and Laguna Beach, California and Bensalem, PA	11.00%	4/30/08	Interest only, balance due at maturity	$810,000	$20,000,000	$16,000,000	$16,000,000

Condominiums (Rehabilitation Loan) Phoenix, Arizona (2 Notes)	10.10% 10.00%	2/23/08	Interest only, balance due at maturity	$0	$18,849,000	$13,031,516	$13,031,516

Condominiums (Construction Loan) San Francisco, California (2 Notes)	11.00%	2/1/09	Interest only, balance due at maturity	$0	$13,500,000	$12,909,596	$0

Unimproved Land Gypsum, Colorado	12.00%	9/30/08	Interest only, balance due at maturity	$0	$11,000,000	$10,999,402	$10,999,402

Condominiums Santa Barbara, California (2 Notes)	10.50% 12.00%	4/4/07	Interest only, balance due at maturity	$0	$10,500,000	$10,500,000	$10,500,000

Assisted Living Facility Patterson, New York	10.75%	10/15/09	Interest only, balance due at maturity	$0	$10,500,000	$10,500,000	$0

Condominiums (Rehabilitation Loan) Oakland, California (2 Notes)	11.00% 12.00%	2/15/09	Interest only, balance due at maturity	$0	$11,600,000	$10,016,893	$0

Mixed Commercial Building S. Lake Tahoe, California	9.40%	6/24/14	Interest only, balance due at maturity	$0	$19,000,000	$9,000,000	$0

Medical Office Condos (Rehabilitation Loan) Gilbert, Arizona	11.50%	5/1/09	Interest only, balance due at maturity	$0	$9,725,000	$9,591,778	$0

Industrial Building Chico, California	12.00%	6/1/09	Interest only, balance due at maturity	$0	$8,500,000	$8,500,000	$0

Assisted Living Facility Fresno, California	10.50%	9/18/06	Interest only, balance due at maturity	$0	$8,175,555	$8,175,555	$8,175,555

TOTALS				$26,431,727	$240,229,000	$161,598,599	$101,080,332

NOTE 4:	The aggregate cost of the above mortgages for Federal income tax purposes is $165,630,811 as of December 31, 2008.

NOTE 5:	A third party appraisal was obtained on this loan’s underlying property resulting in a specific loan loss allowance of $4,032,212 as of December 31, 2008.