Form 10-Q
period 2009-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2009-05-15
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

TABLE OF CONTENTS

Exhibit 31.1
Exhibit 31.2
Exhibit 32

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008
(UNAUDITED)

	March 31	December 31
	2009	2008
ASSETS
Cash and cash equivalents	$3,406,534	$2,800,123
Restricted cash	1,000,000	1,000,000
Certificates of deposit	1,471,605	2,229,601
Loans secured by trust deeds, net of allowance for losses of $21,663,055 in 2009 and $13,727,634 in 2008	232,853,693	248,508,567
Due from general partner	--	44,162
Interest and other receivables, net of allowance for doubtful receivable of $674,679 in 2009 and 2008	4,528,321	3,643,774
Vehicles and equipment, net of accumulated depreciation of $148,859 in 2009 and $119,281 in 2008	613,063	566,640
Other assets, net of accumulated amortization of $537,223 in 2009 and $516,649 in 2008	412,316	432,898
Investment in limited liability company	2,147,261	2,176,883
Real estate held for sale	10,996,474	11,413,760
Real estate held for investment, net of accumulated depreciation and amortization of $3,523,400 in 2009 and $3,305,857 in 2008	60,527,511	47,014,812
Total Assets	$317,956,778	$319,831,220

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$488,503	$562,740
Due to general partner	487,786	--
Accounts payable and accrued liabilities	1,943,910	1,703,917
Deferred gain	872,754	878,509
Note payable	10,500,000	10,500,000
Line of credit payable	41,751,000	32,914,000
Total Liabilities	56,043,953	46,559,166

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,703,023	2,781,730
Limited partners	259,149,298	270,421,679
Total Owens Mortgage Investment Fund partners’ capital	261,852,321	273,203,409
Noncontrolling interest	60,504	68,645
Total partners’ capital	261,912,825	273,272,054
Total Liabilities and Partners’ Capital	$317,956,778	$319,831,220

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2009 and 2008
(UNAUDITED)

	For the Three Months Ended
	March 31	March 31
	2009	2008
REVENUES:
Interest income on loans secured by trust deeds	$4,713,437	$5,708,333
Gain (loss) on sale of real estate	56,112	(5,936)
Rental and other income from real estate properties	1,138,669	1,033,062
Income from investment in LLC	33,378	--
Other income	24,163	86,181
Total revenues	5,965,759	6,821,640

EXPENSES:
Management fees to general partner	497,607	--
Servicing fees to general partner	160,567	--
Administrative	15,000	15,000
Legal and professional	203,693	154,653
Rental and other expenses on real estate properties	1,343,203	1,037,668
Interest expense	446,008	614,523
Provision for loan losses	8,176,942	1,048,000
Other	45,129	55,703
Total expenses	10,888,149	2,925,547

Net (loss) income	$(4,922,390)	$3,896,093

Less: Net loss attributable to noncontrolling interest	(1,864)	(1,058)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(4,924,254)	$3,895,035

Net (loss) income allocated to general partner	$(47,578)	$38,844

Net (loss) income allocated to limited partners	$(4,876,676)	$3,856,191

Net (loss) income allocated to limited partners per weighted average limited partnership unit (264,185,000 and 295,260,000 average units in 2009 and 2008, respectively)	$(0.02)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008
(UNAUDITED)

	March 31	March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to Owens Mortgage Investment Fund	$(4,924,254)	$3,895,035
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on sale of real estate properties	(56,112)	5,936
Income from investment in limited liability company	(33,378)	--
Provision for loan losses	8,176,942	1,048,000
Depreciation and amortization	271,694	194,753
Changes in operating assets and liabilities:
Due from general partner	44,162	--
Interest and other receivables	(1,053,863)	487,564
Other assets	8	--
Accounts payable and accrued liabilities	239,993	210,352
Due to general partner	487,786	(2,208,319)
Net cash provided by operating activities	3,152,978	3,633,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(9,025,860)	(30,725,296)
Principal collected on loans	3,580,313	17,570,942
Investment in real estate properties	(717,447)	(126,251)
Net proceeds from disposition of real estate properties	467,643	988,066
Purchases of vehicles, equipment and furniture	--	(187,249)
Maturity of certificates of deposit	757,996	--
Distribution received from investment in limited liability company	63,000	--
Noncontrolling interest in limited liability company	(8,141)	(8,542)
Net cash used in investing activities	(4,882,496)	(12,488,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	95,758	3,282,411
Advances on line of credit payable	11,859,000	19,440,000
Repayments on line of credit payable	(3,022,000)	(10,250,000)
Partners’ cash distributions	(1,486,823)	(1,748,738)
Partners’ capital withdrawals	(5,110,006)	(6,133,271)
Net cash provided by financing activities	2,335,929	4,590,402

Net increase (decrease) in cash and cash equivalents	606,411	(4,264,607)

Cash and cash equivalents at beginning of period	2,800,123	9,159,033

Cash and cash equivalents at end of period	$3,406,534	$4,894,426

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$423,092	$533,970

See notes 2, 4 and 5 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2009.

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority- and wholly-owned limited liability companies (see notes 3, 4 and 5). All significant inter-company transactions and balances have been eliminated in consolidation.  The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment.

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

New Accounting Pronouncements

FAS 160

On January 1, 2009, the Partnership adopted the provisions of FAS 160, Noncontrolling Interests in Consolidated Financial Statements. FAS 160 provides guidance for accounting and reporting of noncontrolling (minority) interests in consolidated financial statements. The implementation of FAS 160 did not have a material impact on the Partnership’s consolidated financial condition or results of operations, although the presentation of noncontrolling interests on the consolidated balance sheet and statement of operations was changed.

FSP FAS 157-2

On January 1, 2009, the Partnership adopted FSP FAS 157-2 for its nonfinancial assets and nonfinancial liabilities, which includes the Partnership’s real estate properties held for sale and investment. FAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The implementation of FSP FAS 157-2 did not have a material impact on the Partnership’s consolidated financial condition or results of operations.

FSP FAS 107-1 and APB 28-1

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Partnership will implement this FSP in the fiscal quarter ending June 30, 2009 and does not expect the implementation of the FSP to have a material impact on its consolidated financial condition or results of operations.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

FSP FAS 115-2 and FAS 124-2

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Partnership will implement this FSP in the fiscal quarter ending June 30, 2009 and does not expect the implementation of the FSP to have a material impact on its consolidated financial condition or results of operations.

SAB 111

In April 2009, the SEC issued Staff Accounting Bulletin 111, Other than Temporary Impairment of Certain Investments in Equity Securities (SAB 111), which amends SAB 59 to exclude OTTI on debt securities from its scope. The SEC issued SAB 111 to align its guidance with that of the FASB and FAS 115-2, ensuring consistency in standards for determining impairments. SAB 111 is effective upon adoption of FAS 115-2.

FSP FAS 157-4

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009.  The Partnership will implement this FSP in the fiscal quarter ending June 30, 2009. Management does not anticipate the implementation of this FSP to have a material impact on the Partnership’s consolidated financial position and results of operations as its existing valuation methodology is consistent with the FASB’s clarification.

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
By Property Type:
Commercial	$121,718,602	$118,156,590
Condominiums	84,078,193	93,460,019
Apartments	4,325,000	4,325,000
Single family homes (1-4 Units)	330,452	331,810
Improved and unimproved land	44,064,501	45,962,782

	$254,516,748	$262,236,201
By Deed Order:
First mortgages	$230,081,530	$235,010,203
Second and third mortgages	24,435,218	27,225,998

	$254,516,748	$262,236,201

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of March 31, 2009 and December 31, 2008, the Partnership held Construction Loans totaling approximately $17,866,000 and $17,569,000, respectively, and had commitments to disburse an additional $349,000 and $646,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of March 31, 2009 and December 31, 2008, the Partnership held Rehabilitation Loans totaling approximately $65,782,000 and $64,874,000, respectively, and had commitments to disburse an additional $2,066,000 and $3,689,000, respectively, on Rehabilitation Loans.

Scheduled maturities of loans secured by trust deeds as of March 31, 2009 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending March 31:
2009 (past maturity)	$137,581,919	$—	$137,581,919
2010	85,752,564	—	85,752,564
2011	16,815,000	31,180	16,846,180
2012	—	—	—
2013	—	—	—
2014	—	—	—
Thereafter (through 2017)	80,451	14,255,634	14,336,085
	$240,229,934	$14,286,814	$254,516,748

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.57%, 1.67% and 2.71%, respectively, as of March 31, 2009), the prime rate (3.25% as of March 31, 2009) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (1.63% and 3.10%, respectively, as of March 31, 2009) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2009 and December 31, 2008:

	March 31, 2009	Portfolio	December 31, 2008	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$29,772,480	11.70%	$31,580,323	12.04%
California	142,785,586	56.10%	148,522,264	56.65%
Colorado	14,045,652	5.52%	13,999,402	5.34%
Florida	23,482,581	9.23%	23,482,581	8.96%
Idaho	2,200,000	0.86%	2,200,000	0.84%
Nevada	10,357,000	4.07%	10,357,000	3.95%
New York	10,500,000	4.13%	10,500,000	4.00%
Oregon	80,451	0.03%	81,810	0.03%
Pennsylvania	1,320,057	0.52%	1,320,057	0.50%
Texas	2,635,000	1.04%	2,635,000	1.00%
Utah	4,700,036	1.84%	5,305,262	2.02%
Washington	12,637,905	4.96%	12,252,502	4.67%
	$254,516,748	100.00%	$262,236,201	100.00%

As of March 31, 2009 and December 31, 2008, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 48% ($121,620,000) and 43% ($113,998,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, approximately 81% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past several months.

During the three months ended March 31, 2009 and 2008, the Partnership refinanced loans totaling approximately $0 and $4,144,000, respectively, thereby extending the maturity dates of such loans. In addition, during the three months ended March 31, 2009, the Partnership extended to December 31, 2009 the maturity dates of two loans secured by one real property with principal balances totaling approximately $13,999,000.

As of March 31, 2009 and December 31, 2008, approximately $244,075,000 (95.9%) and $251,792,000 (96.0%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of March 31, 2009 and December 31, 2008, the Partnership had twenty-six and twenty past maturity loans totaling approximately $137,582,000 and $102,453,000, respectively.

As of March 31, 2009 and December 31, 2008, the Partnership had twenty-four and fifteen impaired loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $125,057,000 (49%) and $95,743,000 (36%), respectively.  This included fifteen and nine past maturity loans totaling $99,998,000 (39%) and $66,129,000 (25%), respectively. In addition, eleven and eleven loans totaling approximately $37,584,000 (15%) and $36,324,000 (14%), respectively, were

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

past maturity but current in monthly payments as of March 31, 2009 and December 31, 2008, respectively (combined total of impaired and past maturity loans of $162,641,000 (64%) and $132,067,000 (50%), respectively). Of the impaired and past maturity loans, approximately $54,296,000 (21%) and $46,148,000 (18%), respectively, were in the process of foreclosure and $0 and $10,500,000 (4%), respectively, involved borrowers who were in bankruptcy as of March 31, 2009 and December 31, 2008.  In addition, in April 2009 (subsequent to quarter end), the Partnership filed a notice of default on one loan with a principal balance of $3,300,000 as of March 31, 2009.

The Partnership foreclosed on three loans during the three months ended March 31, 2009 with aggregate principal balances totaling $13,165,000 and obtained the properties via the trustee’s sales. In addition, in May 2009 (subsequent to quarter end), the Partnership foreclosed on one impaired loan with a principal balance of approximately $1,411,000 and obtained the underlying property in the foreclosure sale.

In April 2009, the first deed holder with a loan of approximately $1,500,000 secured by two parcels of approximately 25,000 square feet of mixed commercial and residential land on which the Partnership has a second deed of trust (as part of a larger blanket loan on a total of 411,000 square feet of land located in South Lake Tahoe, California in the amount of approximately $22,923,000) filed a notice of default on its mortgage loan.

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The loan is secured by a condominium complex located in Miami, Florida consisting of three buildings, two of which have been renovated and in which 168 units remain unsold (the “Point” and “South” buildings) and one which contains 160 units that have not been renovated (the “North” building). The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan as follows: After any protective advances made are reimbursed to the co-lenders on a pro-rata basis, the Partnership and General Partner shall receive their share of interest in the loan prior to any other co-lender and, once all interest has been paid to the co-lenders, the Partnership and General Partner shall receive their share of principal in the loan prior to any other co-lender in the loan.  The servicer of the loan is an affiliate of one of the co-lenders (the “Servicing Agent”) and the Partnership receives the payments on the loan from the Servicing Agent. As of March 31, 2009, the borrower is in default of the loan documents and management of the project has been assumed by the Servicing Agent. As of March 31, 2009, the Partnership had funded $718,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property and funded an additional $74,000 subsequent to quarter end. The Partnership received reimbursement of its pro-rata share of protective advances of approximately $21,000 subsequent to quarter end. As of March 31, 2009, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.

During 2008, the Servicing Agent filed a notice of default on this loan and, as of March 31, 2009, the loan continues to be in the process of foreclosure. A third party appraisal was obtained on the loan’s underlying property, which resulted in the Partnership recording a specific loan loss allowance for this loan of $4,032,000 as of December 31, 2008.  In April 2009, the Partnership purchased the junior lender’s investment in the loan (including principal of $7,200,000, accrued interest of approximately $1,618,000 and protective advances of approximately $535,000) for cash of $2,100,000 and a note payable in the amount of $700,000. The $2,100,000 in cash used in the purchase of the junior lender’s interest was funded through a draw on the Partnership’s line of credit. The $700,000 note will be due and payable upon the earlier of the sale of the Point building, reimbursement of protective advances and/or accrued interest to the Partnership, or October 20, 2009. In addition, in May 2009, the co-lenders signed a purchase and sale agreement for the sale of the North building for cash of $14,250,000, which is expected to close by the end of July 2009.  Based on this pending sale and the appraisal previously obtained, the Partnership recorded an additional specific allowance for loan losses on this loan of $3,220,000 during the quarter ended March 31, 2009 (total allowance of $7,252,000).

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $103,730,000 and $78,250,000 as of March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009 and 2008, interest income recognized on impaired loans totaled approximately $584,000 and $169,000, respectively.  For the three months ended March 31, 2009 and 2008, interest income received on impaired loans totaled approximately $513,000 and $1,071,000, respectively.

The Partnership’s allowance for loan losses was $21,663,055 and $13,727,634 as of March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009 and December 31, 2008, there was a non-specific allowance for losses of $7,633,000 and $7,313,000, respectively, and a specific allowance for loan losses on four loans in the total amount of $14,030,055 and $6,414,634, respectively.

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Balance, beginning of period	$13,727,634	$5,042,000
Provision	8,176,942	1,048,000
Recovery of bad debts	—	—
Charge-off	(241,521)	—
Balance, end of period	$21,663,055	$6,090,000

The General Partner believes that the allowance for estimated loan losses is management’s best estimate of inherent losses in the loan portfolio as of March 31, 2009. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

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

At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850.  The Partnership recognized a gain of approximately $1,037,000 from its sale of a one-half interest in the properties to Nanook.  Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. The Partnership accrued approximately $762,000 (including $161,000 owed to Nanook) as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate which is recorded as Environmental Remediation Expense during the year ended December 31, 2008.  The Partnership estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The net income to the Partnership from its investment in 1850 De La Cruz was approximately $33,000 during the three months ended March 31, 2009.

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2009 and December 31, 2008 consists of the following properties acquired through foreclosure:
	2009	2008
Manufactured home subdivision development, Ione, California	$745,570	$745,570
Commercial buildings, Roseville, California (see Note 6)	380,924	380,924
Two improved residential lots, West Sacramento, California	510,944	510,944
Office/retail complex, Hilo, Hawaii	1,655,647	1,655,647
Office condominium complex (16 units), Roseville, California	7,703,389	8,120,675
	$10,996,474	$11,413,760

During the quarter ended March 31, 2009, the Partnership sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

During the quarter ended March 31, 2008, the Partnership sold the mixed-use retail building located in Sacramento, California for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  The note receivable was paid off in full by the buyer in May 2008.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of March 31, 2009 and December 31, 2008:
	2009	2008
Light industrial building, Paso Robles, California	$1,617,676	$1,625,770
Commercial buildings, Roseville, California	655,041	659,531
Retail complex, Greeley, Colorado (held within 720 University, LLC)	13,320,548	13,440,143
Undeveloped land, Madera County, California	1,225,000	1,225,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,206,604	1,960,000
Undeveloped land, Marysville, California	594,610	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	2,841,802	2,830,568
75 improved, residential lots, Auburn, California, (held within Baldwin Ranch Subdivision LLC)	13,898,890	13,898,890
Undeveloped land, San Jose, California	3,025,992	3,025,992
Undeveloped land, Half Moon Bay, California	2,124,518	2,110,809
Storage facility, Stockton, California	5,614,385	5,643,499
Undeveloped, residential land, Coolidge, Arizona	2,099,816	—
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	10,823,557	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	479,072	—
	$60,527,511	$47,014,812

During the quarter ended March 31, 2009, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Coolidge, Arizona in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $99,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.

During the quarter ended March 31, 2009, the Partnership foreclosed on two first mortgage loans secured by eight luxury townhomes located in Santa Barbara, California in the amount of $10,500,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $432,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.  The Partnership formed a new, wholly-owned limited liability company, Anacapa Villas, LLC (see below), to own and operate the townhomes.

During the quarter ended March 31, 2009, the Partnership foreclosed on a first mortgage loan secured by a marina with 30 boat slips and 11 RV spaces located in Oakley, California in the amount of $665,000 and obtained the property via the trustee’s sale.  As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan by approximately $242,000, and, thus, a specific loan allowance was established for this loan. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in March 2009. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, The Last Resort and Marina, LLC (see below), to own and operate the marina.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of March 31, 2009 and December 31, 2008 are as follows:
	2009	2008
Land	$33,525,128	$29,564,886
Buildings	25,102,518	15,459,666
Improvements	5,412,838	5,285,690
Other	10,427	10,427
	64,050,911	50,320,669
Less: Accumulated depreciation	(3,523,400)	(3,305,857)
	$60,527,511	$47,014,812

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $218,000 and $155,000 for the quarters ended March 31, 2009 and 2008, respectively.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net income to the Partnership from 720 University was approximately $31,000 and $19,000 (including depreciation and amortization of $140,000 and $148,000) for the three months ended March 31, 2009 and 2008, respectively. The non-controlling interest of the joint venture partner of approximately $61,000 and $69,000 as of March 31, 2009 and December 31, 2008, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $13,321,000 and $13,440,000 as of March 31, 2009 and December 31, 2008, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the sole general manager of Dation. Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

Dation repaid $0 and $75,000 of OMIF capital contributions during the three months ended March 31, 2009 and 2008, respectively.  The Partnership advanced an additional $215,000 in capital contributions to Dation during the three months ended March 31, 2009 for manufactured home purchases and related improvements.

The net (loss) income to the Partnership from Dation was approximately $(12,000) and $10,000 for the three months ended March 31, 2009 and 2008, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed in August 2007 for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $91,000 and $300,000 to DarkHorse during the quarters ended March 31, 2009 and 2008, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $182,000 and $158,000 for the quarters ended March 31, 2009 and 2008, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

Anacapa Villas, LLC

Anacapa Villas, LLC (Anacapa) is a California limited liability company formed in March 2009 for the purpose of owning and operating eight luxury townhomes located in Santa Barbara, California, which were acquired by the Partnership via foreclosure in February 2009. The Partnership is the sole member in Anacapa. The assets, liabilities, income and expenses of Anacapa have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from Anacapa was approximately $45,000 (including depreciation of $20,000) for the quarter ended March 31, 2009.

The Last Resort and Marina, LLC

The Last Resort and Marina, LLC (Last Resort) is a California limited liability company formed in March 2009 for the purpose of owning and operating a marina with 30 boat slips and 11 RV spaces located in Oakley, California which was acquired by the Partnership via foreclosure in March 2009. The Partnership is the sole member in Last Resort. The assets, liabilities, income and expenses of Last Resort have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from Last Resort was approximately $7,000 for the quarter ended March 31, 2009.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $498,000 and $0 for the quarters ended March 31, 2009 and 2008, respectively, and are included in the accompanying consolidated statements of operations. Service fees amounted to approximately $161,000 and $0 for the quarters ended March 31, 2009 and 2008, respectively, and are included in the accompanying consolidated statements of operations. As of March 31, 2009, the Partnership owed management and servicing fees to OFG in the amount of approximately $488,000. As of December 31, 2008, OFG owed the Partnership approximately $44,000 as reimbursement of prior months’ management fees.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2009. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2009, the management fees would have been $1,766,000 (increase of $1,269,000), which would have increased net loss allocated to limited partners by approximately 25.8% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.023 from a loss of $0.019. If the maximum servicing and management fees had been paid to the General Partner during the three months ended March 31, 2008, the fees would have been $2,123,000 (increase of $2,123,000), which would have reduced net income allocated to limited partners by approximately 54.5% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to a profit of $0.006 from a profit of $0.013.

In determining the yield to the partners and hence the management fees, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that OFG will again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $13,000 and $302,000 for the three months ended March 31, 2009 and 2008, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $5,000 and $7,000 for the three months ended March 31, 2009 and 2008, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $983,000 and $949,000 on loans originated or extended of approximately $22,835,000 and $45,420,000 for the three months ended March 31, 2009 and 2008, respectively. Of the $983,000 in loan origination fees earned by OFG during the three months ended March 31, 2009, $633,000 were back-end fees that will not be collected by OFG until payoff or maturity of the related extended loans.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended March 31, 2009 and 2008 were $22,000 and $15,000, respectively.

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan secured by a condominium complex (in the process of conversion and renovation) located in Miami, Florida and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The General Partner is also a co-lender in the subject loan and is party to the Agreement. See Note 2 for further information about this participated loan.

During the three months ended March 31, 2007, the President of the General Partner funded a $600,000 second deed of trust secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,400,000 at an interest rate of 11% per annum.  The interest rate on the President’s loan was 12% per annum.  Both of these loans were paid off during the quarter ended March 31, 2008.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2009 and 2008, the General Partner held second and fourth deeds of trust in the total amount of approximately $819,000 and $729,000, respectively, secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. The loans to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of March 31, 2009.

NOTE 7 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 5), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended March 31, 2009 and 2008 was approximately $133,000 and $135,000, respectively. The note contains certain covenants, which the Company has complied with as of March 31, 2009.

NOTE 8 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The line of credit is guaranteed by the General Partner. In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009. The balance outstanding on the line of credit was $41,751,000 and $32,914,000 as of March 31, 2009 and December 31, 2008, respectively.  Interest expense for the three months ended March 31, 2009 and 2008 was approximately $313,000 and $480,000, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the banks, which has been reflected as restricted cash in the accompanying balance sheets.

The agreement requires the Partnership to meet certain financial covenants including profitability, minimum tangible net worth and total liabilities to tangible net worth. In March 2009, on the basis of preliminary unaudited financial information, the Partnership notified the agent for the banks lending under the line of credit that the Partnership was out of compliance with the profitability covenant in the line of credit agreement for the quarter ended December 31, 2008. The profitability covenant requires that the Partnership maintain, as of the end of each fiscal quarter, a positive operating profit and positive net profit on a rolling two quarters basis. Effective March 27, 2009, the Partnership obtained from the agent and lending banks a waiver of this covenant violation for the periods ending December 31, 2008 and March 31, 2009, which also now provides that the interest rate on the line of credit will be subject to a floor of not less than 5% per annum. While line of credit borrowings otherwise bear interest at prime rate, the addition of the 5% interest floor has increased the Partnership’s cost of funds on such borrowings. Therefore, the banks’ covenant waiver will result in higher Partnership interest expense and lower Partnership income than would apply without the waiver, until the prime rate rises to at least 5% per annum.

NOTE 9 – PARTNERS’ CAPITAL

The Partnership originally registered 200,000,000 Units under Registration No. 333-69272 of which 90,241,162 Units remained available for sale, at a purchase price of $1.00 per Unit, as of March 31, 2008. The Partnership filed a new registration statement with the SEC on Form S-11, file number 333-150248, that was declared effective on April 30, 2008.  The new registration statement registered 100,000,000 Units, including 9,758,838 new Units and 90,241,162 Units that were previously registered and unsold pursuant to registration statement No. 333-69272. A post-effective amendment to such registration statement was filed with, and declared effective by, the SEC on April 30, 2009.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the year ended December 31, 2008, the 10% limited partnership withdrawal limit was reached and withdrawal requests scheduled for December 2008 of approximately $5,000,000 were suspended.  These withdrawals were distributed in January 2009. In addition, the Partnership was required to temporarily suspend requested withdrawals scheduled for January, February, March and April 2009 in the aggregate amount of approximately $24,328,000 as there was not sufficient cash available to fund the scheduled withdrawal requests. During the quarter ended March 31, 2009, the Partnership received approximately $6,145,000 in net proceeds and capital contributions, which are the sole source of Partnership funds from which withdrawals are permitted to be paid. The Partnership determined not to distribute withdrawals to limited partners from these funds; instead, the Partnership paid down the balance on the outstanding line of credit by $3,022,000, disbursed funds on existing loan commitments, made protective advances on existing loans, and made necessary improvements to real estate properties. The Partnership expects that there will be continued delays in meeting withdrawal requests. As of the date of this filing, approximately $42,270,000 of limited partner capital withdrawals have been requested for 2009, which is currently in excess of 10% of limited partner capital.

Changes in partners’ capital for the three months ended March 31, 2008 and 2009 were as follows:

	General	Limited partners		Total Partners’
	partner	Units	Amount	capital

Balances, December 31, 2007	$2,960,604	295,979,046	$295,783,026	$298,743,630

Net income	38,844	3,856,191	3,856,191	3,895,035
Sale of partnership units	410,759	2,871,652	2,871,652	3,282,411
Partners’ withdrawals	—	(6,133,271)	(6,133,271)	(6,133,271)
Partners’ distributions	(52,880)	(1,677,029)	(1,677,029)	(1,729,909)

Balances, March 31, 2008	$3,357,327	294,896,589	$294,700,569	$298,057,896

Balances, December 31, 2008	$2,781,730	270,617,699	$270,421,679	$273,203,409
Net loss	(47,578)	(4,876,676)	(4,876,676)	(4,924,254)
Sale of partnership units	—	95,758	95,758	95,758
Partners’ withdrawals	—	(5,110,006)	(5,110,006)	(5,110,006)
Partners’ distributions	(31,129)	(1,381,457)	(1,381,457)	(1,412,586)

Balances, March 31, 2009	$2,703,023	259,345,318	$259,149,298	$261,852,321

NOTE 10 – FAIR VALUE

Effective January 1, 2008, the Partnership adopted FAS 157, Fair Value Measurements, for its financial assets and liabilities.  Pursuant to FSP FAS 157-2, the Partnership adopted FAS 157 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009, which includes the Partnership’s real estate properties held for sale and investment. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The following is a description of the Partnership’s valuation methodologies used to measure and disclose the fair values of its financial and nonfinancial assets and liabilities on a recurring and nonrecurring basis.

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity and are recorded at fair value on a recurring basis.  Fair value measurement is estimated using a matrix based on interest rates.

Loans Secured by Trust Deeds

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with FAS 114, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with FAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheet measured at fair value on a recurring and nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009:

Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Certificates of deposit	$ 1,471,605	—	$ 1,471,605	—

Nonrecurring:
Impaired loans	$ 39,034,387	—	—	$ 39,034,387
Real estate properties	$ 480,000	—	—	$ 480,000

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2009	$ 23,978,649	$ —
Total realized and unrealized gains and losses: Included in net loss	(7,856,942)	—
Included in other comprehensive income	—	—
Foreclosures	(480,000)	480,000
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	23,392,680	—
Balance, March 31, 2009	$ 39,034,387	$ 480,000

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of March 31, 2009, there were approximately $2,415,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans, line of credit draws or capital contributions from limited partners.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

PART I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q and in the most recent Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2009 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions, including a downturn in the real estate markets where the Partnership has made loans, adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities. At March 31, 2009, the Partnership owned nineteen real estate properties, including six within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan and real estate losses. Actual results could vary from the aforementioned provisions for losses. If the probable ultimate recovery of the carrying amount of a loan, with consideration of the fair value of collateral, is less than amounts due according to the contractual terms of the loan agreement, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued by management at the estimated fair value of the related collateral, less estimated selling costs. Estimated collateral fair values are determined based on internal and external appraisals, opinions of fair value from third party real estate brokers and/or comparable third party sales.

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

The Partnership periodically compares the carrying value of real estate held for investment to expected undiscounted future cash flows, as determined by internally or third-party generated valuations, for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $498,000 and $0 for the three months ended March 31, 2009 and 2008, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $161,000 and $0 for the three months ended March 31, 2009 and 2008, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $983,000 and $949,000 on loans originated or extended of approximately $22,835,000 and $45,420,000 for the three months ended March 31, 2009 and 2008, respectively. Approximately $633,000 of the fees earned by the General Partner during the quarter ended March 31, 2009 are back-end fees that will not be collected until payoff or maturity of the relevant extended loans.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $13,000 and $302,000 for the three months ended March 31, 2009 and 2008, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $5,000 and $7,000 for the three months ended March 31, 2009 and 2008, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $22,000 and $15,000 during the three months ended March 31, 2009 and 2008, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of March 31, 2009, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership for the three months ended March 31, 2009 and 2008, respectively.

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

During 2007 and 2008, the U.S. economy showed signs of deterioration mostly due to a substantial decline in the housing market, liquidity issues in the lending market and rising gasoline prices. The national unemployment rate has increased substantially from 5.0% in December 2007 to 8.5% in March 2009 while the California unemployment rate has increased over the same period from 6.1% to 11.2%. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 2.0% in 2007 to 1.1% in 2008. The Gross Domestic Product showed annualized decreases of 0.5% and 6.2% in the third and fourth quarters of 2008, respectively, and an annualized decrease of 6.1% (estimated) in the first quarter of 2009. The general consensus is that the U.S. economy is currently in recession. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remains as of March 31, 2009.

These interest rate decreases have not had a substantial impact on the rates that the Partnership has charged on its loans. In fact, the weighted average interest rate on Partnership loans increased from 10.88% as of December 31, 2008 to 10.90% as of March 31, 2009.  Presently, the General Partner does not expect a substantial increase or decrease in the rates charged on Partnership loans.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests in the last four months of 2008 and early 2009. The Partnership was required to suspend approximately $5,000,000 in withdrawal requests scheduled to be distributed in December 2008 until January 2009, as only 10% of limited partner capital can be withdrawn in any calendar year, pursuant to the Partnership Agreement, and such limit had been reached.  In addition, the Partnership was required to temporarily suspend withdrawals scheduled to be distributed during the first four months of 2009 as there was not sufficient cash available to fund the scheduled withdrawal requests.  As of the date of this filing, approximately $42,270,000 of limited partner withdrawals ($24,328,000 of which were scheduled to be distributed in the first four months of 2009) have been requested for 2009 but not distributed, which is currently in excess of 10% of limited partner capital. The Partnership expects that there will be continued delays in meeting withdrawal requests.

Loan delinquencies have been rising primarily in the residential real estate market. The Partnership does not make loans for the purchase or refinance of single-family residential properties. The Partnership’s loans are secured primarily by commercial properties and residential development projects. The Partnership has experienced increased loan delinquencies and foreclosures over the past year.  The General Partner believes that the increase is the result of the slowing housing market in California and other parts of the nation as nineteen of the thirty-four delinquent and past maturity loans as of March 31, 2009 are either residential land or condominium projects. In addition, the Partnership foreclosed on seven loans secured partially or fully by residential improved and unimproved land located in California during 2007, 2008 and the first quarter of 2009.

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

For Partnership loans outstanding as of March 31, 2009, the Partnership had an average loan-to-value ratio of approximately 50%, computed on a weighted average basis based on appraised values and senior liens as of the date the loan was made. This percentage does not account for any increases or decreases in property values since the date the loan was made, nor does it include any reductions in principal or senior indebtedness through amortization of payments after the loan was made.  No assurance can be given that continuing increases in loan defaults and related foreclosures by the Partnership, accompanied by declines in real estate values, will not have a material adverse effect on the Partnership’s financial condition and operating results.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of March  31, 2009, 47.8% of loans were secured by real estate in Northern California, while 8.3%, 11.7%, 9.2%, 5.5% and 5.0% were secured by real estate in Southern California, Arizona, Florida,  Colorado and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results

	Three Months Ended March 31,
	2009	2008

Total revenues	$5,965,759	$6,821,640
Total expenses	10,888,149	2,925,547

Net (loss) income	$(4,922,390)	$3,896,093

Less: Net loss attributable to noncontrolling interest	(1,864)	(1,058)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(4,924,254)	$3,895,035

Net (loss) income allocated to limited partners	$(4,876,676)	$3,856,191

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(.02)	$.01

Annualized rate of return to limited partners (1)	(7.4)%	5.2%

Distribution per partnership unit (yield) (2)	4.2%	7.1%

Weighted average limited partnership units	264,185,000	295,260,000

(1)
The annualized rate of return to limited partners is calculated based upon the net (loss) income allocated to limited partners per weighted average limited partnership unit as of March 31, 2009 and 2008 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total Revenues

Interest income on loans secured by trust deeds decreased $995,000 (17.4%) during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to an increase in non-accrual loans that were delinquent in payments greater than ninety days and a decrease in the weighted average balance of the loan portfolio of approximately 9.2% during the three months ended March 31, 2009 as compared to 2008.

Gain on sales of real estate increased from a loss of approximately $6,000 for the three months ended March 31, 2008 to a gain of approximately $56,000 for the three months ended March 31, 2009. During the three months ended March 31, 2009, the Partnership sold a unit in the office condominium complex located in Roseville, California for a gain of approximately $50,000 and recognized $6,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.  During the three months ended March 31, 2008, the Partnership sold the mixed-use retail building located in Sacramento, California that was acquired through foreclosure in 2007 for a loss of approximately $12,000 and recognized $6,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.

Other income decreased $62,000 (72.0%) during the three months ended March 31, 2009, as compared to the same period in 2008 due primarily to a decrease in interest earned on money market investments and certificates of deposit. The Partnership had less cash and equivalents available during the first quarter of 2009.  In addition, the rates earned on money market investments and certificates of deposit have decreased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Income from investment in limited liability company increased $33,000 (100%) during the quarter ended March 31, 2009, as compared to the same period in 2008 due to the Partnership’s investment in 1850 De La Cruz, LLC during the third quarter of 2008 (see “Investment in Limited Liability Company” below).

Total Expenses

Management fees to the General Partner increased $498,000 (100%) and service fees to the General Partner increased $161,000 (100%) during the three months ended March 31, 2009, as compared to the same period in 2008.  These increases were a result of the General Partner choosing to collect no management and service fees to partially offset a decrease in the yield paid to the limited partners in the first quarter of 2008.  For the first quarter of 2009, while the General Partner did not collect the maximum management fees, it collected management fees equal to the minimum amount that the General Partner determined it needed to be paid in fees from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2009. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2009, the management would have been $1,766,000 (increase of $1,269,000), which would have increased net loss allocated to limited partners by approximately 25.8% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.023 from a loss of $0.019.  If the maximum servicing and management fees had been paid to the General Partner during the three months ended March 31, 2008, the fees would have been $2,123,000 (increase of $2,123,000), which would have reduced net income allocated to limited partners by approximately 54.5% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to a profit of $0.006 from a profit of $0.013.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2006, 2007 and 2008 and the three months ended March 31, 2009 (annualized), the management fees were 2.04%, 0.79%, 1.53% and 0.78% of the average unpaid balance of mortgage loans, respectively.

In determining the management fees and hence the yield to the partners, the General Partner may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The General Partner expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that the General Partner will again receive less than the maximum management fees in the future. However, if the General Partner chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

Legal and professional expenses increased $49,000 (31.7%) during the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to increased legal and auditing costs incurred as a result of increased delinquent loans and loans in the process of foreclosure.

Interest expense decreased $169,000 (27.4%) during the three months ended March 31, 2009, as compared to the same period in 2008, due to a decrease in the prime rate of interest, to which the Partnership’s line of credit rate is tied. However, effective March 27, 2009, the Partnership obtained a waiver of its financial covenant violation for the periods ended December 31, 2008 and March 31, 2009 from the lending banks, which provides that the interest rate on the line of credit will be subject to a floor of not less than 5% per annum. Thus, the banks’ covenant waiver will result in higher Partnership interest expense, until the prime rate rises to at least 5% per annum.

The provision for loan losses of $8,177,000 during the quarter ended March 31, 2009 was the result of an analysis performed on the loan portfolio, which resulted in an increase in the general and specific allowances for loan losses during the quarter. This was a result of an increase in the general loan loss allowance of $320,000 due to an increase in non-performing loans and loans in the process of foreclosure in 2009 and specific loan loss reserves were recorded on five loans of approximately $7,857,000 based on third party appraisals and other indications of value. The Partnership increased the allowance for loan losses by $1,048,000 during the quarter ended March 31, 2008.

Net Loss from Rental and Other Real Estate Properties

Net loss from rental and other real estate properties increased $200,000 during the three months ended March 31, 2009, as compared to the same period in 2008, due primarily to additional expenses incurred on real estate foreclosed during 2008 and 2009 and a net loss of approximately $182,000 from the golf course in DarkHorse Golf Club, LLC that was acquired through foreclosure in 2007.

Financial Condition

March 31, 2009 and December 31, 2008

Loan Portfolio

The number of Partnership mortgage investments decreased from 64 to 60, and the average loan balance increased from $4,097,000 to $4,242,000 between December 31, 2008 and March 31, 2009.

Approximately $125,057,000 (49%) and $95,743,000 (36%) of the loans invested in by the Partnership were considered impaired, greater than ninety days delinquent in monthly payments, and/or in the process of foreclosure as of March 31, 2009 and December 31, 2008, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $37,584,000 (15%) and $36,324,000 (14%) as of March 31, 2009 and December 31, 2008, respectively (combined total of $162,641,000 (64%) and $132,067,000 (50%), respectively). Of the impaired and past maturity loans, approximately $54,296,000 (21%) and $46,148,000 (18%), respectively, were in the process of foreclosure and $0 (0%) and $10,500,000 (4%), respectively, involved borrowers who were in bankruptcy as of March 31, 2009 and December 31, 2008.

The Partnership foreclosed on three loans during the three months ended March 31, 2009 with aggregate principal balances totaling $13,165,000 and obtained the properties via the trustee’s sales. In addition, in May 2009 (subsequent to quarter end), the Partnership foreclosed on one impaired loan with a principal balance of approximately $1,411,000 and obtained the underlying property in the foreclosure sale.

As of March 31, 2009 and December 31, 2008, the Partnership held the following types of mortgages:

	2009	2008
By Property Type:
Commercial	$121,718,602	$118,156,590
Condominiums	84,078,193	93,460,019
Apartments	4,325,000	4,325,000
Single family homes (1-4 units)	330,452	331,810
Improved and unimproved land	44,064,501	45,962,782
	$254,516,748	$262,236,201
By Deed Order:
First mortgages	$230,081,530	$235,010,203
Second and third mortgages	24,435,218	27,225,998
	$254,516,748	$262,236,201

As of March 31, 2009 and December 31, 2008, approximately 48% and 43% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 81% of the Partnership’s mortgage loans as of March 31, 2009 were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past two years.

The Partnership’s investment in loans decreased by $7,719,000 (2.9%) during the quarter ended March 31, 2009 as a result of foreclosures and loan payoffs in excess of loan originations during the quarter.

The General Partner increased the allowance for loan losses by $7,935,000 and $1,048,000 (provision net of charge-offs) during the three months ended March 31, 2009 and 2008, respectively.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Balance, beginning of period	$13,727,634	$5,042,000
Provision	8,176,942	1,048,000
Recovery of bad debts	—	—
Charge-off	(241,521)	—
Balance, end of period	$21,663,055	$6,090,000

As of March 31, 2009 and December 31, 2008, there was a non-specific allowance for losses of $7,633,000 and $7,313,000, respectively, and a specific allowance for loan losses on four loans in the total amount of $14,030,055 and $6,414,634, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2009, the Partnership held title to nineteen properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of approximately $71,524,000 (including properties held in six majority-owned and wholly-owned limited liability companies), net of accumulated depreciation of approximately $3,523,000. As of March 31, 2009, properties held for sale total $10,996,000 and properties held for investment total $60,528,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.
Eight of the Partnership’s nineteen properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $1,038,000 to $1,343,000 (29.4%) for the three months ended March 31, 2008 and 2009, respectively, and revenues associated with these properties have increased from $1,033,000 to $1,139,000 (10.2%), thus generating a net loss from real estate properties of $205,000 during the three months ended March 31, 2009 (compared to $5,000 for the same period in 2008).

During the quarter ended March 31, 2009, the Partnership sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

During the quarter ended March 31, 2009, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Coolidge, Arizona in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $99,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.

During the quarter ended March 31, 2009, the Partnership foreclosed on two first mortgage loans secured by eight luxury townhomes located in Santa Barbara, California in the amount of $10,500,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $432,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.  The Partnership formed a new, wholly owned limited liability company, Anacapa Villas LLC, to own and operate the townhomes.

During the quarter ended March 31, 2009, the Partnership foreclosed on a first mortgage loan secured by a marina with 30 boat slips and 11 RV spaces located in Oakley, California in the amount of $665,000 and obtained the property via the trustee’s sale.  As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan by approximately $242,000, and, thus, a specific loan allowance was established for this loan. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in March 2009. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly owned limited liability company, The Last Resort and Marina LLC, to own and operate the marina.

During the quarter ended March 31, 2008, the Partnership sold a mixed-use retail building located in Sacramento, California that was acquired through foreclosure in 2007 for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  The note receivable was paid off in full by the buyer in May 2008.

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the consolidated balance sheet and statement of operations of the Partnership.

The net income to the Partnership from 720 University was approximately $31,000 and $19,000 (including depreciation and amortization of $140,000 and $148,000) for the three months ended March 31, 2009 and 2008, respectively. The noncontrolling interest of the joint venture partner of approximately $61,000 and $69,000 as of March 31, 2009 and December 31, 2008, respectively, is reported in the Partnership’s consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $13,321,000 and $13,440,000 as of March 31, 2009 and December 31, 2008, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the sole general manager of Dation. Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the consolidated balance sheet and statement of operations of the Partnership.

Dation repaid $0 and $75,000 in OMIF capital contributions during the three months ended March 31, 2009 and 2008, respectively.  The Partnership advanced an additional $215,000 in capital contributions to Dation during the three months ended March 31, 2009 for manufactured home purchases and related improvements.

The net (loss) income to the Partnership from Dation was approximately $(12,000) and $10,000 for the three months ended March 31, 2009 and 2008, respectively.

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed in August 2007 for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $91,000 and $300,000 to DarkHorse during the quarters ended March 31, 2009 and 2008, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $182,000 and $158,000 for the quarters ended March 31, 2009 and 2008, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

Anacapa Villas, LLC

Anacapa Villas, LLC (Anacapa) is a California limited liability company formed in March 2009 for the purpose of owning and operating eight luxury townhomes located in Santa Barbara, California, which were acquired by the Partnership via foreclosure in February 2009. The Partnership is the sole member in Anacapa. The assets, liabilities, income and expenses of Anacapa have been consolidated into the consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from Anacapa was approximately $45,000 (including depreciation of $20,000) for the quarter ended March 31, 2009.

The Last Resort and Marina, LLC

The Last Resort and Marina, LLC (Last Resort) is a California limited liability company formed in March 2009 for the purpose of owning and operating a marina with 30 boat slips and 11 RV spaces located in Oakley, California which was acquired by the Partnership via foreclosure in March 2009. The Partnership is the sole member in Last Resort. The assets, liabilities, income and expenses of Last Resort have been consolidated into the consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from Last Resort was approximately $7,000 for the quarter ended March 31, 2009.

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

At the time of closing, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850.  The Partnership recognized a gain of approximately $1,037,000 from its sale of a one-half interest in the properties to Nanook.  Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. The Partnership accrued approximately $762,000 (including $161,000 owed to Nanook) as an estimate of the expected costs to monitor and remediate the contamination on the properties which is recorded as Environmental Remediation Expense for the year ended December 31, 2008.  The Partnership is unable to estimate the maximum amount to be paid under this guarantee, as the Operating Agreement does not limit the obligations of the Partnership. The Partnership is accounting for its investment in the joint venture under the equity method. The net income to the Partnership from its investment in 1850 was approximately $33,000 during the quarter ended March 31, 2009

Cash, Cash Equivalents and Certificates of Deposit

Cash, cash equivalents and certificates of deposit decreased from approximately $5,030,000 as of December 31, 2008 to approximately $4,878,000 as of March 31, 2009 (decrease of $152,000 or 3.0%) due primarily to decreased liquidity of the Partnership as there has been a significant decrease in loan payoffs in late 2008 and early 2009 and an increase in Partnership expenses.

Interest and Other Receivables

Interest and other receivables increased from approximately $3,644,000 as of December 31, 2008 to $4,528,000 as of March 31, 2009 ($885,000 or 24.3%) due primarily to an increase in loans greater than ninety days delinquent in payments during the quarter, which resulted in the discontinuation of interest accruals on certain delinquent loans.

Due to General Partner

Due to General Partner increased from a receivable of approximately $44,000 as of December 31, 2008 to a payable of approximately $488,000 as of March 31, 2009, due primarily to increased accrued management fees for the months of February and March 2009 as compared to November and December 2008. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $1,704,000 as of December 31, 2008 to approximately $1,944,000 as of March 31, 2009 ($240,000 or 14.1%) due primarily to an increase in property taxes payable and other accrued expenses on Partnership real estate as of March 31, 2009.

Line of Credit Payable

Line of credit payable increased from $32,914,000 as of December 31, 2008 to $41,751,000 as of March 31, 2009 ($8,837,000 or 26.9%) due primarily to $11,859,000 in advances made on the line of credit during the three months ended March 31, 2009 to invest in two new mortgage loans in the total amount of approximately $7,046,000 and to distribute December 2008 scheduled withdrawals in January 2009 of approximately $5,000,000, net of $3,022,000 repaid on the line of credit from loan repayments received during the quarter. There was an additional $13,249,000 available to be advanced from the line of credit as of March 31, 2009.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2009, management believes that the allowance for loan losses of $21,663,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of March 31, 2009, twenty-four loans totaling $125,057,000 were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure. This includes fifteen past maturity loans totaling $99,998,000. In addition, eleven loans totaling

$37,584,000 were also past maturity but current in monthly payments as March 31, 2009 (combined total of $162,641,000). The Partnership recorded a charge-off against the allowance for loan losses of approximately $242,000 for one foreclosed loan during the quarter ended March 31, 2009 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $8,177,000 for losses that are estimated to have likely occurred, which resulted in a net increase to the allowance of approximately $7,935,000.  The General Partner believes that this increase is sufficient given the estimated fair value of the underlying collateral values of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of March 31, 2009, the Partnership held four Construction Loans totaling approximately $17,866,000 and had commitments to disburse an additional $349,000 on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of March 31, 2009, the Partnership held sixteen Rehabilitation Loans totaling approximately $65,782,000 and had commitments to disburse an additional $2,066,000 on Rehabilitation Loans.

Liquidity and Capital Resources

During the quarter ended March 31, 2009, cash flows provided by operating activities approximated $3,153,000. Investing activities used approximately $4,882,000 of net cash during the quarter, as approximately $9,743,000 was used for investing in loans and real estate, net of approximately $4,048,000 received from the payoff of loans or sale of real estate. Approximately $2,336,000 was provided by financing activities, as approximately $11,859,000 of cash was advanced from the Partnership’s line of credit and $96,000 was received from the sale of Partnership Units in 2009, net of approximately $3,022,000 used to repay the line of credit and $6,597,000 distributed to limited partners in the form of income distributions and capital withdrawals. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests in the last four months of 2008 and early 2009. The Partnership was required to suspend approximately $5,000,000 in withdrawal requests scheduled to be distributed in December 2008 until January 2009, as only 10% of limited partner capital can be withdrawn in any calendar year, pursuant to the Partnership Agreement, and such limit had been reached.  In addition, the Partnership was required to temporarily suspend withdrawals scheduled to be distributed during the first four months of 2009 as there was not sufficient cash available to fund the scheduled withdrawal requests.  As there has been a significant slow down in the amount of loan payoffs over the past several months due primarily to the economic and credit crisis, the Partnership expects that there will be continued delays in meeting withdrawal requests. As of the date of this filing, approximately $42,270,000 of limited partner withdrawals ($24,328,000 of which were scheduled to be distributed in the first four months of 2009) have been requested for 2009 but not distributed, which is currently in excess of 10% of limited partner capital.

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

Limited partner capital decreased by approximately $11,272,000 during the quarter ended March 31, 2009. A large component of the decrease in limited partner capital during 2009 was an increase in the allowance for loan losses of approximately $8,177,000. The Partnership received new limited partner contributions of approximately $96,000 and $2,872,000 for the quarters ended March 31, 2009 and 2008, respectively.  Reinvested distributions from limited partners electing to reinvest were $1,617,000 and $1,749,000 for the quarters ended March 31, 2009 and 2008, respectively. Limited partner withdrawals were $5,110,000 and $6,133,000 for the quarters ended March 31, 2009 and 2008, respectively. Limited partner withdrawal percentages have been 4.47%, 4.29%, 4.70%, 6.34% and 10.0% for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively, and 7.8% for the quarter ended March 31, 2009 (annualized). These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

The Partnership relies upon its line of credit to fund loans from time to time. The Partnership may incur indebtedness for the purpose of investing in mortgage loans, among other things. The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of three banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The line of credit is guaranteed by the General Partner. In April 2008, a Modification to Credit Agreement was executed whereby the amount of credit available under the line of credit was increased to $55,000,000 (from $40,000,000) through the expiration date of July 31, 2009. There was $41,751,000 and $32,914,000 outstanding on the line of credit as of March 31, 2009 and December 31, 2008.

In March 2009, on the basis of preliminary unaudited financial information, the Partnership notified the agent for the banks lending under the line of credit that the Partnership was out of compliance with the profitability covenant in the line of credit agreement for the quarter ended December 31, 2008.  The profitability covenant requires that the Partnership maintain, as of the end of each fiscal quarter, a positive operating profit and positive net profit on a rolling two quarter basis.  Effective March 27, 2009, the Partnership obtained from the agent and lending banks a waiver of this covenant violation for the periods ending December 31, 2008 and March 31, 2009, which also now provides that the interest rate on the line of credit be subject to a floor of not less than 5% per annum. While line of credit borrowings otherwise bear interest at the prime rate (3.25% as of March 31, 2009), the addition of the 5% interest floor will immediately increase the Partnership’s cost of funds on such borrowings. Therefore, the banks’ covenant waiver will result in higher Partnership interest expense and lower Partnership income than would apply without the waiver, until the prime rate rises to at least 5% per annum. The Partnership will be required to renegotiate the line of credit when it becomes due in July 2009. The General Partner has been told that one of the banks in the group of lending banks with a $10,000,000 commitment does not intend to participate in the line of credit agreement once it expires. While the other two banks have stated they intend to assume this bank’s commitment in the credit agreement, there can be no assurance of this at this time and the amount of credit available under the line of credit may be reduced.  If this were to occur, the amount of cash available to the Partnership may be reduced.

The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of March 31, 2009. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan. In the event of a significant increase in overall interest rates, the credit line rate could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the General Partner would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the Partnership.

As of March 31, 2009, the Partnership has commitments to advance additional funds to borrowers of construction and rehabilitation loans in the total amount of approximately $2,415,000. The Partnership expects the majority of these amounts to be advanced to borrowers by December 2009. The source of funds to fulfill these commitments will be primarily from payoffs on existing mortgage loans, sales of Units to investors or advances on the Partnership’s line of credit.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of March 31, 2009), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of March 31, 2009, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Item 1A. Risk Factors

Except as set forth in the immediately following paragraph, there have been no material changes in the Partnership’s risk factors as previously disclosed in the Partnership’s Form 10-K as of and for the year ended December 31, 2008.

Liquidity of the General Partner

The Partnership depends on the General Partner for the conduct of all Partnership business including, but not limited to, the origination of and accounting for all mortgage loans and the management of all Partnership assets including mortgage loans and real estate.  In order to obtain a waiver of financial covenant violations under its bank line of credit agreement, the General Partner agreed to have its line of credit frozen as of March 27, 2009.  Due to this restriction on credit and the current general economic environment, the General Partner is experiencing reduced liquidity and currently is primarily funding its operating cash requirements from its collection of management and servicing fees from the Partnership.  Should the General Partner’s liquidity problem continue or worsen, the General Partner might be required to reduce the number of its employees or make other operational changes that could negatively impact the Partnership. Additionally, the General Partner guarantees the Partnership’s bank line of credit, and under its terms, if the General Partner were to become insolvent or bankrupt, that would constitute an event of default that would restrict the Partnership’s borrowing ability. In order to protect the Partnership from these impacts, the Partnership may have to elect a new General Partner that may or may not have comparable experience in managing assets such as those held by the Partnership.

Item 6. Exhibits

(a)   Exhibits
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications Pursuant to U.S.C. 18 Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: May 15, 2009	By:	/s/ William C. Owens
William C. Owens, President

Dated: May 15, 2009	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: May 15, 2009	By:	/s/ Melina A. Platt
Melina A. Platt, Controller