Form 10-Q
period 2009-09-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2009-11-13
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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
Yes [   ] No [X]

Exhibit 31.1
Exhibit 31.2
Exhibit 32

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008
(UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$9,018,693	$2,800,123
Restricted cash	1,000,000	1,000,000
Certificates of deposit	1,946,161	2,229,601
Loans secured by trust deeds, net of allowance for losses of $24,772,324 in 2009 and $13,727,634 in 2008	218,452,144	248,508,567
Due from general partner	--	44,162
Interest and other receivables, net of allowance for doubtful receivable of $674,679 in 2008	4,407,659	3,643,774
Vehicles, equipment and furniture, net of accumulated depreciation of $227,989 in 2009 and $119,281 in 2008	701,195	566,640
Other assets, net of accumulated amortization of $579,835 in 2009 and $516,649 in 2008	433,776	432,898
Investment in limited liability company	2,169,229	2,176,883
Real estate held for sale	12,475,651	11,413,760
Real estate held for investment, net of accumulated depreciation and amortization of $4,087,738 in 2009 and $3,305,857 in 2008	61,698,738	47,014,812
Total Assets	$312,303,246	$319,831,220

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$375,911	$562,740
Due to general partner	474,631	--
Accounts payable and accrued liabilities	2,210,436	1,703,917
Deferred gain	861,253	878,509
Notes payable	11,091,504	10,500,000
Line of credit payable	39,446,000	32,914,000
Total Liabilities	54,459,735	46,559,166

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,653,363	2,781,730
Limited partners	255,146,003	270,421,679
Total Owens Mortgage Investment Fund partners’ capital	257,799,366	273,203,409
Noncontrolling interest	44,145	68,645
Total partners’ capital	257,843,511	273,272,054
Total Liabilities and Partners’ Capital	$312,303,246	$319,831,220

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES:
Interest income on loans secured by trust deeds	$3,091,026	$8,730,598	$11,834,223	$19,656,933
Gain on sale of real estate	5,745	1,144,565	67,613	1,144,533
Rental and other income from real estate properties	1,919,252	1,459,510	4,464,371	3,760,155
Income from investment in limited liability company	36,025	30,688	104,346	30,688
Other income	3,563	51,654	36,641	188,315
Total revenues	5,055,611	11,417,015	16,507,194	24,780,624
EXPENSES:
Management fees to general partner	623,606	4,422,610	1,645,200	4,422,610
Servicing fees to general partner	152,951	522,847	473,516	522,847
Administrative	15,000	15,000	45,000	45,000
Legal and accounting	139,311	103,477	525,881	346,258
Rental and other expenses on real estate properties	1,977,052	1,398,978	4,935,734	3,701,265
Interest expense	715,653	566,238	1,855,698	1,709,701
Environmental remediation expense	—	709	—	762,035
Provision for loan losses	2,309,206	1,252,212	13,429,151	2,963,134
Losses on real estate properties	—	—	356,045	—
Other	19,395	30,219	148,506	137,226
Total expenses	5,952,174	8,312,290	23,414,731	14,610,076

Net (loss) income	(896,563)	3,104,725	(6,907,537)	10,170,548
Less: Net income (loss) attributable to non-controlling interest	(5,591)	(739)	(5,965)	(5,266)
Net (loss) income attributable to Owens Mortgage Investment Fund	$(902,154)	$3,103,986	$(6,913,502)	$10,165,282

Net (loss) income allocated to general partner	$(9,264)	$31,613	$(66,662)	$102,074

Net (loss) income allocated to limited partners	$(892,890)	$3,072,373	$(6,846,840)	$10,063,208

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(.004)	$.01	$(.03)	$.04

Weighted average limited partnership units	256,809,000	287,576,000	259,961,000	291,438,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008
(UNAUDITED)

	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to Owens Mortgage Investment Fund	$(6,913,502)	$10,165,282
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of real estate properties	(67,613)	(1,144,533)
Income from investment in limited liability company	(104,346)	(30,688)
Provision for loan losses	13,429,151	2,963,134
Losses on real estate properties	356,045	--
Depreciation and amortization	957,774	606,610
Changes in operating assets and liabilities:
Due from general partner	44,162	--
Interest and other receivables	(1,384,844)	349,787
Other assets	(42,871)	--
Accounts payable and accrued liabilities	497,794	713,615
Due to general partner	474,631	2,250,201
Net cash provided by operating activities	7,246,381	15,873,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(15,771,838)	(86,453,828)
Principal collected on loans	16,907,669	84,938,722
Sales of loans to third parties	--	5,000,000
Investment in real estate properties	(689,592)	(1,304,097)
Net proceeds from disposition of real estate properties	467,643	4,732,313
Purchases of vehicles, equipment and furniture	(167,263)	(313,757)
Maturity of certificates of deposit	283,440	--
Distribution received from investment in limited liability company	112,000	--
Net cash provided by investing activities	1,142,059	6,599,353

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	100,040	6,393,625
Advances on line of credit payable	15,546,438	77,742,000
Repayments on line of credit payable	(9,014,438)	(75,357,000)
Noncontrolling interest in limited liability company	(24,500)	(31,244)
Partners’ income distributions	(3,667,404)	(5,169,710)
Partners’ capital withdrawals	(5,110,006)	(19,261,313)
Net cash used in financing activities	(2,169,870)	(15,683,642)

Net increase in cash and cash equivalents	6,218,570	6,789,119

Cash and cash equivalents at beginning of period	2,800,123	9,159,033

Cash and cash equivalents at end of period	$9,018,693	$15,948,152
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,733,992	$1,723,634
See notes 2, 4 and 5 for supplemental disclosure of non-cash investing activities.

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2009. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the Securities and Exchange Commission. For the period ended September 30, 2009, this date was November 13, 2009.

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

Loans Secured by Trust Deeds

Loans secured by trust deeds are stated at the principal amount outstanding. The Partnership’s portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have likely occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific and general components.  For the specific component, an allowance is established on an impaired loan when the collateral value of the impaired loan is lower than the carrying value of that loan. Collateral values are determined based on available market quotes, third party appraisals, broker price opinions, comparable properties or other indications of value. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than 90 days. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent, the fair value of the underlying collateral.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes real estate purchased or acquired through foreclosure and is initially stated at the property’s estimated fair value, less estimated costs to sell.

Depreciation of real estate properties held for investment is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements (5-39 years). Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases. Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those costs related to holding the property are expensed.

The Partnership periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value.

Recently Adopted Accounting Standards

FASB Accounting Standards Codification (ASC or Codification)

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly FAS 168), Topic 105 – Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). On the effective date of this ASU, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The Codification is effective for interim or annual reporting periods ending after September 15, 2009. We have made the appropriate changes to GAAP references in our financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

ASC 810

On January 1, 2009, the Partnership adopted the provisions of Accounting Standards Codification (ASC) 810 (formerly FAS 160), Noncontrolling Interests in Consolidated Financial Statements. ASC 810 provides guidance for accounting and reporting of noncontrolling (minority) interests in consolidated financial statements. The implementation of ASC 810 did not have a material impact on the Partnership’s consolidated financial condition or results of operations, although the presentation of noncontrolling interests on the consolidated balance sheet and statement of operations was changed.

ASC 825

In April 2009, the FASB issued ASC 825 (formerly FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Partnership implemented ASC 825 in the fiscal quarter ending June 30, 2009 and the implementation did not have a material impact on its consolidated financial condition or results of operations.

ASC 320

In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2 and FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. ASC 320 does not amend existing recognition and measurement guidance related to OTTI of equity securities. ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Partnership implemented ASC 320 in the fiscal quarter ending June 30, 2009 and the implementation did not have a material impact on its consolidated financial condition or results of operations.

SAB 111

In April 2009, the SEC issued Staff Accounting Bulletin 111, Other than Temporary Impairment of Certain Investments in Equity Securities (SAB 111), which amends SAB 59 to exclude OTTI on debt securities from its scope. The SEC issued SAB 111 to align its guidance with that of the FASB and ASC 320, ensuring consistency in standards for determining impairments. SAB 111 was effective upon adoption of ASC 320.

ASC 820

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009.  The Partnership implemented ASC 820 in the fiscal quarter ending June 30, 2009. The implementation did not have a material impact on the Partnership’s consolidated financial position and results of operations as its existing valuation methodology is consistent with the FASB’s clarification.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

ASC 855

In May 2009, the FASB issued ASC 855 (formerly FAS 165), Subsequent Events. ASC 855 defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transactions occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. ASC 855 requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. The Partnership adopted ASC 855 effective June 30, 2009. The implementation of ASC 855 did not affect the recognition or disclosure of subsequent events. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the Securities and Exchange Commission. For the period ended September 30, 2009, this date was November 13, 2009.

Recently Issued Accounting Standards

ASU No. 2009-05

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  We are assessing the impact of ASU 2009-05 on the Partnership’s consolidated financial condition, results of operations, and disclosures.

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
By Property Type:
Commercial	$119,253,712	$118,156,590
Condominiums	72,558,052	93,460,019
Apartments	4,325,000	4,325,000
Single family homes (1-4 Units)	327,616	331,810
Improved and unimproved land	46,760,088	45,962,782

	$243,224,468	$262,236,201
By Deed Order:
First mortgages	$221,226,194	$235,010,203
Second and third mortgages	21,998,274	27,225,998

	$243,224,468	$262,236,201

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of September 30, 2009 and December 31, 2008, the Partnership held Construction Loans totaling approximately $7,823,000 and $17,569,000, respectively, and had commitments to disburse an additional $101,000 and $646,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of September 30, 2009 and December 31, 2008, the Partnership held Rehabilitation Loans totaling approximately $66,252,000 and $64,874,000, respectively, and had commitments to disburse an additional $772,000 and $3,689,000, respectively, on Rehabilitation Loans.

Scheduled maturities of loans secured by trust deeds as of September 30, 2009 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending September 30:
2009 (past maturity)	$174,973,565	$—	$174,973,565
2010	46,697,625	21,349	46,718,974
2011	7,206,263	—	7,206,263
2012	—	—	—
2013	—	—	—
2014	—	9,000,000	9,000,000
Thereafter (through 2017)	77,616	5,248,050	5,325,666
	$228,955,069	$14,269,399	$243,224,468

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.40%, 2.31% and 3.31%, respectively, as of September 30, 2009), the prime rate (3.25% as of September 30, 2009) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (1.41% and 3.10%, respectively, as of September 30, 2009) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2009 and December 31, 2008:

	September 30, 2009	Portfolio	December 31, 2008	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$29,836,339	12.27%	$31,580,323	12.04%
California	129,790,034	53.36%	148,522,264	56.65%
Colorado	15,346,277	6.31%	13,999,402	5.34%
Florida	26,257,121	10.80%	23,482,581	8.96%
Idaho	2,200,000	0.90%	2,200,000	0.84%
Nevada	8,359,650	3.44%	10,357,000	3.95%
New York	10,500,000	4.32%	10,500,000	4.00%
Oregon	77,616	0.03%	81,810	0.03%
Pennsylvania	1,320,057	0.54%	1,320,057	0.50%
Texas	2,635,000	1.08%	2,635,000	1.00%
Utah	4,038,741	1.66%	5,305,262	2.02%
Washington	12,863,633	5.29%	12,252,502	4.67%
	$243,224,468	100.00%	$262,236,201	100.00%

As of September 30, 2009 and December 31, 2008, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 45% ($110,035,000) and 43% ($113,998,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, approximately 80% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past two years.

During the nine months ended September 30, 2009 and 2008, the Partnership refinanced loans totaling approximately $0 and $13,564,000, respectively, thereby extending the maturity dates of such loans. In addition, during the three months ended September 30, 2009, the Partnership extended the maturity date on one loan on a short-term basis (less than two years) with a principal balance of approximately $2,406,000.

As of September 30, 2009 and December 31, 2008, approximately $232,803,000 (95.7%) and $251,792,000 (96.0%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of September 30, 2009 and December 31, 2008, the Partnership had thirty-five and twenty past maturity loans totaling approximately $174,974,000 (72%) and $102,453,000 (39%), respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2009 and December 31, 2008, the Partnership had thirty and fifteen impaired loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $150,345,000 (62%) and $95,743,000 (36%), respectively.  This included twenty-four and nine past maturity loans totaling $139,584,000 (57%) and $66,129,000 (25%), respectively. In addition, eleven and eleven loans totaling approximately $35,390,000 (15%) and $36,324,000 (14%), respectively, were past maturity but less than ninety days delinquent in monthly payments as of September 30, 2009 and December 31, 2008, respectively (combined total of impaired and past maturity loans of $185,735,000 (76%) and $132,067,000 (50%), respectively). Of the impaired and past maturity loans, approximately $94,330,000 (39%) and $46,148,000 (18%), respectively, were in the process of foreclosure and $5,075,000 (2%) and $10,500,000 (4%), respectively, involved borrowers who were in bankruptcy as of September 30, 2009 and December 31, 2008.

In October 2009 (subsequent to quarter end), the Partnership received full repayment of one past maturity loan with a principal balance of approximately $8,176,000 and the Partnership paid down its line of credit by the same amount.

In November 2009 (subsequent to quarter end), the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Sunnyvale, California in the amount of $3,300,000 and obtained the property via the trustee’s sale. In addition, in November 2009, the Partnership filed a notice of default on two loans secured by the same condominium property located in Tacoma, Washington with an aggregate principal balance of $3,500,000. All of these loans were greater than ninety days delinquent in payments as of September 30, 2009.

During the nine months ended September 30, 2009, the Partnership foreclosed on five loans with aggregate principal balances totaling $18,576,000 and obtained the properties via the trustee’s sales.

The Partnership has three loans with an aggregate principal balance of approximately $22,923,000 secured by a deed of trust on 29 parcels of land in the City of South Lake Tahoe, California. The parcels were assembled by a developer with the assistance of the City for the purpose of creating a development consisting of a retail component, a condominium hotel component and the City’s Convention and Visitor’s Center. Because of the assemblage and as security for the Partnership’s loans, a decision was made to encumber all of the assembled parcels by a blanket loan that consists of first, second and third deeds of trust.  The developer has been unable to obtain a construction loan to build the project which has resulted in the inability of the developer to honor its commitments to the existing lenders.  During the quarter ended June 30, 2009, the first deed holders on 20 of the parcels securing loans totaling approximately $18,568,000 filed notices of default on their mortgage loans and additional notices of default and notices of sale were filed in the quarter ended September 30, 2009. The Partnership also filed a notice of default in June 2009. In July 2009, the Partnership purchased at a discount the first deed holder’s interest in one loan securing two parcels with a principal balance of $1,500,000 on which the Partnership holds second deeds of trust. The Partnership purchased this loan because a foreclosure sale by the first deed holder was imminent and the General Partner wanted to protect the Partnership’s interest in the loans. In October 2009 (subsequent to quarter end), the borrower on these loans filed for bankruptcy protection.

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The loan is secured by a condominium complex located in Miami, Florida consisting of three buildings, two of which have been renovated and in which 168 units remain unsold (the “Point” and “South” buildings) and one which contains 160 units that have not been renovated (the “North” building). The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan as follows: After any protective advances made are reimbursed to the co-lenders on a pro-rata basis, the Partnership and General Partner shall receive their share of interest in the loan prior to any other co-lender and, once all interest has been paid to the co-lenders, the Partnership and General Partner shall receive their share of principal in the loan prior to any other co-lender in the loan. The servicer of the loan was an affiliate of the junior co-lender (the “Servicing Agent”) and the Partnership received payments on the loan from the Servicing Agent. As of September 30, 2009, the Partnership had funded $698,000 of its pro-rata share of unreimbursed protective advances and funded an additional $15,000 subsequent to quarter end. As of September 30, 2009, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During 2008, the Servicing Agent filed a notice of default on this loan and, as of September 30, 2009, the loan continues to be in the process of foreclosure. A third party appraisal was obtained on the loan’s underlying property, which resulted in the Partnership recording a specific loan loss allowance for this loan of $4,032,000 as of December 31, 2008.  In April 2009, the Partnership purchased the junior lender’s investment in the loan (including principal of $7,200,000, accrued interest of approximately $1,618,000 and protective advances of approximately $535,000) for cash of $2,100,000 and a note payable in the amount of $700,000. The $2,100,000 in cash used in the purchase of the junior lender’s interest was funded through a draw on the Partnership’s line of credit. The $700,000 note has been paid down by approximately $108,000 from reimbursement of protective advances as of September 30, 2009 (balance outstanding of $592,000 - see Note 7) and was paid in full by the Partnership on October 20, 2009 (subsequent to quarter end). The Partnership and the General Partner have assumed the duties of the Servicing Agent effective June 1, 2009. The Partnership recorded additional specific impairments on this loan of $26,000 and $4,094,000 during the three and nine months ended September 30, 2009, respectively (total allowance of $8,126,000).

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $125,176,000 and $89,256,000 as of September 30, 2009 and 2008, respectively.  Interest income recognized on impaired loans totaled approximately $313,000 and $3,973,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,447,000 and $4,358,000 for the nine months ended September 30, 2009 and 2008, respectively.  Interest income received on impaired loans totaled approximately $513,000 and $4,286,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,707,000 and $6,478,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Partnership’s allowance for loan losses was $24,772,324 and $13,727,634 as of September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009 and December 31, 2008, there was a non-specific allowance for losses of $7,004,000 and $7,313,000, respectively, and a specific allowance for loan losses on eight and four loans in the total amount of $17,768,324 and $6,414,634, respectively.

The composition of the specific allowance for loan losses as of September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial	$2,629,715	14.8%	$2,382,422	37.1%
Condominiums	15,138,609	85.2%	4,032,212	62.9%
Total	$17,768,324	100.0%	$6,414,634	100.0%

Changes in the allowance for loan losses, including both specific and general allowances, for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$22,463,118	$6,434,000	$13,727,634	$5,042,000
Provision	2,309,206	1,252,212	13,429,151	2,963,134
Recovery of bad debts	—	—	—	—
Charge-offs/transfers to real estate owned	—	(532,828)	(2,384,461)	(851,750)
Balance, end of period	$24,772,324	$7,153,384	$24,772,324	$7,153,384

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

The net income to the Partnership from its investment in 1850 was approximately $36,000 and $31,000 during the three months ended September 30, 2009 and 2008, respectively, and $104,000 and $31,000 during the nine months ended September 30, 2009 and 2008, respectively.

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of September 30, 2009 and December 31, 2008 consists of the following properties acquired through foreclosure:
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

During the nine months ended September 30, 2009, the Partnership foreclosed on a first mortgage loan secured by 19 converted units in a condominium complex located in San Diego, California in the amount of approximately $1,411,000 and obtained the property via the trustee’s sale. In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as delinquent property taxes) in the total amount of approximately $88,000 were capitalized to the basis of the property. The property is classified as held for sale as a sale is expected to be completed in the next one year period.
During the nine months ended September 30, 2009, the Partnership recorded an impairment loss of approximately $72,000 on five lots (four with houses) in the manufactured home park located in Ione, California based on an updated appraisal obtained, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2009, the Partnership sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

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

Notes to Consolidated Financial Statements (Unaudited)

The net income (loss) to the Partnership from 33rd Street was approximately $(8,000) and $3,000 for the three and nine months ended September 30, 2009.

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of September 30, 2009 and December 31, 2008:
	2009	2008
Light industrial building, Paso Robles, California	$1,593,824	$1,625,770
Commercial buildings, Roseville, California	642,913	659,531
Retail complex, Greeley, Colorado (held within 720 University, LLC)	13,122,568	13,440,143
Undeveloped land, Madera County, California	1,225,000	1,225,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,192,897	1,960,000
Undeveloped land, Marysville, California	594,610	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	2,842,432	2,830,568
75 improved, residential lots, Auburn, California, (held within Baldwin Ranch Subdivision LLC)	13,752,070	13,898,890
Undeveloped land, San Jose, California	3,025,992	3,025,992
Undeveloped land, Half Moon Bay, California	2,159,117	2,110,809
Storage facility, Stockton, California	5,269,490	5,643,499
Undeveloped, residential land, Coolidge, Arizona	2,099,816	—
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	10,652,108	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	473,503	—
Golf course, Auburn, California (held within Lone Star Golf, LLC)	2,052,398	—
	$61,698,738	$47,014,812

During the nine months ended September 30, 2009, the Partnership foreclosed on a first mortgage loan secured by a golf course located in Auburn, California in the amount of $4,000,000 and obtained the property via the trustee’s sale. As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established for this loan in the total amount of approximately $2,090,000 as of March 31, 2009. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in June 2009, along with an additional charge to bad debt expense of approximately $53,000 for additional delinquent property taxes.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Lone Star Golf, LLC (see below), to own and operate the golf course.

During the nine months ended September 30, 2009, the Partnership recorded an impairment loss of approximately $284,000 on the storage facility located in Stockton, California based on an updated appraisal, which is reflected in losses on real estate properties in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2009, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Coolidge, Arizona in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $99,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2009, the Partnership foreclosed on two first mortgage loans secured by eight luxury townhomes located in Santa Barbara, California in the amount of $10,500,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $432,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.  The Partnership formed a new, wholly-owned limited liability company, Anacapa Villas, LLC (see below), to own and operate the townhomes.

During the nine months ended September 30, 2009, the Partnership foreclosed on a first mortgage loan secured by a marina with 30 boat slips and 11 RV spaces located in Oakley, California in the amount of $665,000 and obtained the property via the trustee’s sale.  As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan by approximately $242,000, and, thus, a specific loan allowance was established for this loan. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in March 2009. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, The Last Resort and Marina, LLC (see below), to own and operate the marina.

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2009 and December 31, 2008 are as follows:

	2009	2008
Land and land improvements	$34,598,124	$29,564,886
Buildings	25,832,518	15,459,666
Improvements	5,337,909	5,285,690
Other	17,925	10,427
	65,786,475	50,320,669
Less: Accumulated depreciation	(4,087,738)	(3,305,857)
	$61,698,738	$47,014,812

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $286,000 and $164,000 for the three months ended September 30, 2009 and 2008, respectively, and $782,000 and $473,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The net income to the Partnership from 720 University was approximately $83,000 and $8,000 (including depreciation and amortization of $137,000 and $149,000) for the three months ended September 30, 2009 and 2008, respectively, and $100,000 and $80,000 (including deprecation and amortization of $414,000 and $443,000) for the nine months ended September 30, 2009 and 2008, respectively. The non-controlling interest of the joint venture partner of approximately $44,000 and $69,000 as of September 30, 2009 and December 31, 2008, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $13,123,000 and $13,440,000 as of September 30, 2009 and December 31, 2008, respectively.

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

The Partnership advanced an additional $226,000 and $16,000 in capital contributions to Dation during the nine months ended September 30, 2009 and 2008, respectively, for manufactured home purchases and related improvements.

The net income (loss) to the Partnership from Dation was approximately $(13,000) and $(4,000) for the three months ended September 30, 2009 and 2008, respectively, and $(21,000) and $12,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

The Partnership advanced approximately $33,000 and $233,000 to DarkHorse during the three months ended September 30, 2009 and 2008, respectively, and $208,000 and $742,000 during the nine months ended September 30, 2009 and 2008, respectively, for operations and equipment purchases.

The net loss to the Partnership from DarkHorse was approximately $106,000 and $15,000 for the three months ended September 30, 2009 and 2008, respectively, and $419,000 and $286,000 for the nine months ended September 30, 2009 and 2008, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

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

The net loss to the Partnership from Anacapa was approximately $39,000 and $221,000 (including depreciation of $92,000 and $212,000) for the three and nine months ended September 30, 2009, respectively.

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

The net loss to the Partnership from Last Resort was approximately $13,000 and $45,000 (including depreciation of $3,000 and $6,000) for the three and nine months ended September 30, 2009, respectively.

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

The net income (loss) to the Partnership from Lone Star was approximately $(24,000) and $4,000 (including depreciation of $13,000 and $16,000) for the three and nine months ended September 30, 2009, respectively.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $624,000 and $4,423,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,645,000 and $4,423,000, for the nine months ended September 30, 2009 and 2008, respectively. Service fees amounted to approximately $153,000 and $523,000 for the three months ended September 30, 2009 and 2008, respectively, and $474,000 and $523,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the Partnership owed management and servicing fees to OFG in the amount of approximately $478,000, representing two months’ accrued fees. As of December 31, 2008, OFG owed the Partnership approximately $44,000 as reimbursement of prior months’ management fees.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2009. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2009, the management fees would have been $1,682,000 (increase of $1,059,000) and $5,209,000 (increase of $3,563,000), respectively, which would have increased net loss allocated to limited partners by approximately 117% and 52%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.008 and $.04, respectively, from a loss of $.004 and $.03, respectively. If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2008, the fees would have been $5,751,000 (increase of $1,329,000), which would have reduced net income allocated to limited partners by approximately 13%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage from a profit of $0.04 to a profit of $0.03

In determining the yield to the partners and hence the management fees, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Partnership will vary in amount and percentage from period to period, and it is highly likely that OFG will again receive less than the maximum management fees in the future. However, if OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $5,000 and $576,000 for the three months ended September 30, 2009 and 2008, respectively, and $25,000 and $1,190,000 for the nine months ended September 30, 2009 and 2008, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $9,000 and $14,000 for the three months ended September 30, 2009 and 2008, respectively, and $19,000 and $28,000 for the nine months ended September 30, 2009 and 2008, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $72,000 and $709,000 on loans originated or extended of approximately $2,406,000 and $25,331,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,065,000 and $3,047,000 on loans originated or extended of approximately $25,691,000 and $107,170,000 for the nine months ended September 30, 2009 and 2008, respectively. Of the $1,065,000 in loan origination fees earned by OFG during the nine months ended September 30, 2009, $633,000 were back-end fees that will not be collected by OFG until payoff or maturity of the related extended loans.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended September 30, 2009 and 2008 were $15,000 and $36,000, respectively, and $48,000 and $66,000 during the nine months ended September 30, 2009 and 2008, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2009 and 2008, the General Partner held second and fourth deeds of trust in the total amount of approximately $853,000 and $789,000, respectively, secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. The loans to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of September 30, 2009.

NOTE 7 - NOTES PAYABLE

Notes payable as of September 30, 2009 and December 31, 2008 is comprised of the following:

	2009	2008
Note payable secured by 720 University, LLC real property at 5.07% interest. Due March 1, 2015 (see below)	$10,500,000	$10,500,000

Note payable for purchase of junior lender’s interest in loan secured by trust deed. Interest at 10% if note not paid by maturity date. Paid in full on October 20, 2009 (see Note 2)	591,504	—
	$11,091,504	$10,500,000

The Partnership’s note payable in the amount of $10,500,000 through its investment in 720 University (see Note 5), is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $136,000 and $136,000 for the three months ended September 30, 2009 and 2008, respectively, and $404,000 and $405,000 during the nine months ended September 30, 2009 and 2008, respectively. The note contains certain covenants, which the Company has complied with as of September 30, 2009.

NOTE 8 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks (the “Lenders”), which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The line of credit is guaranteed by the General Partner. The line of credit matured by its terms on July 31, 2009.  On October 13, 2009, a Modification to Credit Agreement (the “Modification”) was executed by the Partnership and the Lenders whereby the credit line is no longer available for further advances and the maturity date was extended to March 31, 2010.

As a result of the Modification, the agent for the Lenders will receive deeds of trust on real property owned by the Partnership and/or assignments of promissory notes and related assignments of deeds of trusts for current performing note receivables with a value of at least 200% of the credit line’s principal balance.  In addition, all net proceeds of real estate property sales by the Partnership and all payments of loan principal received by the Partnership must be applied to the credit line, until it is fully repaid.  Additionally, while the Partnership has outstanding borrowings on the credit line, the Modification prevents the Partnership from making capital distributions to partners (including withdrawals), other than distributions of up to a 3% annual return on investment.

The unpaid principal amount on the line of credit now bears interest at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of September 30, 2009), subject to an interest rate floor of 7.50% per annum.  Prior to March 2009, interest on the line of credit accrued at the prime rate, but a 5% interest floor was imposed by the Lenders in March 2009 as a condition of a financial covenant waiver. These interest rate increases and floors will immediately increase the Partnership’s cost of funds on such borrowings.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balance outstanding on the line of credit was $39,446,000 and $32,914,000 as of September 30, 2009 and December 31, 2008, respectively.  The Partnership paid down the line of credit by approximately $8,176,000 with proceeds from a loan payoff in October 2009. Interest expense was approximately $580,000 and $430,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,452,000 and $1,305,000 for the nine months ended September 30, 2009 and 2008, respectively. The Partnership was required to maintain non-interest bearing accounts in the total amount of $1,000,000 with the Lenders (reduced to $986,150 with the Modification), which has been reflected as restricted cash in the accompanying balance sheets.

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

The Partnership experienced a significant increase in limited partner capital withdrawal requests in the last four months of 2008 and early 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a result of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  In addition, January through September 2009 scheduled withdrawals were not made because the Partnership did not have sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit.  As of November 13, 2009, there are approximately $57,449,000 of requested withdrawals for 2009 that have not been disbursed, an amount substantially greater than 10% of limited partner capital. Additionally, due to the restrictions in the October 2009 modification to the Partnership’s line of credit agreement, the General Partner now believes that it is unlikely that any distributions of net proceeds will be made, or further withdrawals will be paid, during 2009 and possibly the first quarter of 2010.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner anticipates will happen in early 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Changes in partners’ capital for the nine months ended September 30, 2008 and 2009 were as follows:
	General	Limited partners		Total Partners’
	partner	Units	Amount	capital

Balances, December 31, 2007	$2,960,604	295,979,046	$295,783,026	$298,743,630

Net income	102,074	10,063,208	10,063,208	10,165,282
Sale of partnership units	410,759	5,982,866	5,982,866	6,393,625
Partners’ capital withdrawals	(410,759)	(18,850,554)	(18,850,554)	(19,261,313)
Partners’ income distributions	(155,647)	(5,037,964)	(5,037,964)	(5,193,611)

Balances, September 30, 2008	$2,907,031	288,136,602	$287,940,582	$290,847,613

Balances, December 31, 2008	$2,781,730	270,617,699	$270,421,679	$273,203,409
Net loss	(66,662)	(6,846,840)	(6,846,840)	(6,913,502)
Sale of partnership units	—	100,040	100,040	100,040
Partners’ capital withdrawals	—	(5,110,006)	(5,110,006)	(5,110,006)
Partners’ income distributions	(61,705)	(3,418,870)	(3,418,870)	(3,480,575)

Balances, September 30, 2009	$2,653,363	255,342,023	$255,146,003	$257,799,366

NOTE 10 – FAIR VALUE

The Partnership accounts for its financial assets and liabilities pursuant to ASC 820 – Fair Value Measurements and Disclosures.  The Partnership adopted ASC 820 for its nonfinancial assets and nonfinancial liabilities effective January 1, 2009, which includes the Partnership’s real estate properties held for sale and investment. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined in ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheet measured at fair value on a recurring and nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009:

Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Certificates of deposit	$ 1,946,161	—	$ 1,946,161	—

Nonrecurring:
Impaired loans	$ 57,114,282	—	—	$ 57,114,282
Real estate properties	$ 8,565,400	—	—	$ 8,565,400

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2009	$ 23,978,649	$ —
Total realized and unrealized gains and losses: Included in net loss	(13,738,151)	(356,045)
Foreclosures	(2,592,000)	2,592,000
Transfers in and/or out of Level 3	49,465,784	6,329,445
Balance, September 30, 2009	$57,114,282	$8,565,400

The following methods and assumptions were used to estimate the fair value of financial instruments not recognized at fair value in the accompanying consolidated balance sheets pursuant to ASC 825-10.

Cash, Cash Equivalents and Restricted Cash

The carrying amount of cash, cash equivalents and restricted cash approximates fair value because of the relatively short maturity of these instruments.

Loans Secured by Trust Deeds

The carrying value of loans secured by trust deeds, other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

Line of Credit Payable

The carrying value of the line of credit payable is estimated to be fair value as borrowings on the line of credit are generally short-term and the line bears interest at a variable rate (equal to the bank’s prime rate plus 1.5% but subject to a floor of not less than 7.5% per annum).

Note Payable

The fair value of the Partnership’s note payable with a carrying value of $10,500,000 is estimated to be approximately $9,829,000 as of September 30, 2009. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of September 30, 2009, there were approximately $873,000 of undisbursed loan funds which will be funded by a combination of cash reserves, repayments of principal on current loans or capital contributions from limited partners.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

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

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities. At September 30, 2009, the Partnership owned twenty-one real estate properties, including eight within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $624,000 and $4,423,000 for the three months ended September 30, 2009 and 2008, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $153,000 and $523,000 for the three months ended September 30, 2009 and 2008, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $72,000 and $709,000 on loans originated or extended of approximately $2,406,000 and $25,331,000 for the three months ended September 30, 2009 and 2008, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $5,000 and $576,000 for the three months ended September 30, 2009 and 2008, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $9,000 and $14,000 for the three months ended September 30, 2009 and 2008, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $15,000 and $36,000 during the three months ended September 30, 2009 and 2008, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of September 30, 2009, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership for the three months ended September 30, 2009 and 2008, respectively.

Results of Operations

Overview

The Partnership invests in mortgage loans on real property located in the United States that are primarily originated by the General Partner. The Partnership’s primary objective is to generate monthly income from its investment in mortgage loans. The Partnership’s focus is on making mortgage loans to owners and developers of real property whose financing needs are often not met by traditional mortgage lenders. These include borrowers that traditional lenders may not normally consider because of perceived credit risks based on ratings or experience levels, and borrowers who require faster loan decisions and funding. One of the Partnership’s competitive advantages has been the ability to approve loan applications and fund more quickly than traditional lenders.

The Partnership will originate loans secured by very diverse property types. In addition, the Partnership will occasionally lend to borrowers whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make mortgage loans that are riskier than mortgage loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property collateral, such as with lower loan to value ratios. The Partnership is not presently originating new mortgage loans, as it must first fully repay its line of credit outstanding by March 31, 2010. After repayment of the credit line, the General Partner anticipates that the Partnership will make capital distributions to its limited partners (up to 10% of limited partners’ capital per calendar year) with net proceeds from loan payoffs, real estate sales and/or capital contributions.

The Partnership’s operating results are affected primarily by:

•	the amount of cash available to invest in mortgage loans;
•	the amount of borrowing to finance mortgage loan investments, and the Partnership’s cost of funds on such borrowing;
•	the level of real estate lending activity in the markets serviced;
•	the ability to identify and lend to suitable borrowers;
•	the interest rates the Partnership is able to charge on loans;
•	the level of delinquencies on mortgage loans;
•	the level of foreclosures and related loan and real estate losses experienced; and
•	the income or losses from foreclosed properties prior to the time of disposal.

From 2007 to 2009, the U.S. economy showed signs of deterioration mostly due to a substantial decline in the housing market, liquidity issues in the lending market, rising gasoline prices, decreased domestic and worldwide production and increased unemployment. The national unemployment rate has increased substantially from 5.0% in December 2007 to 9.8% in September 2009 while the California unemployment rate has increased over the same period from 6.1% to 12.2%. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 2.0% in 2007 to 1.1% in 2008. The Gross Domestic Product showed annualized decreases of 6.4% and 0.7% in the first two quarters of 2009 and an annualized increase of 3.5% in the third quarter of 2009. While the U.S. economy has been in recession for many months, many economists believe that the economy has recently come out of recession. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remains as of September 30, 2009.

The Partnership has experienced increased loan delinquencies and foreclosures over the past two years.  The General Partner believes that this has primarily been the result of the depressed economy and the slowing housing market in California and other parts of the nation as seventeen of the thirty-five delinquent and past maturity loans as of September 30, 2009 are either residential land or condominium/apartment projects. In addition, the Partnership foreclosed on seven loans secured partially or fully by residential improved and unimproved land located in California during 2007, 2008 and the first nine months of 2009. The increased loan delinquencies and foreclosures have resulted in a substantial reduction in Partnership income over the past year. In addition, due to the state of the economy and depressed real estate values, the Partnership has had to increase its loan loss reserves and take write-downs on certain real estate properties which, in turn, have resulted in losses to the Partnership.

Although currently the General Partner believes that only eight of the Partnership's delinquent loans will result in loss to the Partnership because the underlying collateral values exceed the Partnership’s basis in the loans, the current economic slowdown could continue to push values of real estate properties lower.  As a result, given the continued decreasing values in the real estate market, the Partnership continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material.

As a result of the economy and the Partnership’s portfolio status, the Partnership experienced a significant increase in limited partner capital withdrawal requests in the last four months of 2008 and 2009 and a decreased ability to meet those requests. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a result of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  In addition, January through September 2009 scheduled withdrawals were not made because the Partnership did not have sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  As of November 13, 2009, there are approximately $57,449,000 of requested withdrawals for 2009 that have not been disbursed, an amount substantially greater than 10% of limited partner capital. Additionally, due to the restrictions in the October 2009 modification to the Partnership’s line of credit agreement, the General Partner now believes that it is unlikely that any distributions of net proceeds will be made, or further withdrawals will be paid, during 2009 and possibly the first quarter of 2010.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner anticipates will happen in early 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

Although it appears that the U.S. economy has recently experienced positive growth, continued unemployment could continue to negatively affect the values of real estate held by the Partnership and providing security for Partnership loans. This could potentially lead to even greater delinquencies and foreclosures, further reducing the liquidity and net income (yield) of the Partnership, decreasing the cash available for distribution in the form of net income and capital redemptions, and increase real estate held by the Partnership.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of September 30, 2009, 45.2% of loans were secured by real estate in Northern California, while 8.2%, 12.3%, 10.8%, 6.3% and 5.3% were secured by real estate in Southern California, Arizona, Florida, Colorado and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Total revenues	$5,055,611	$11,417,015	$16,507,194	$24,780,624
Total expenses	5,952,174	8,312,290	23,414,731	14,610,076

Net (loss) income	$(896,563)	$3,104,725	$(6,907,537)	$10,170,548

Less: Net income (loss) attributable to non-controlling interest	(5,591)	(739)	(5,965)	(5,266)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(902,154)	$3,103,986	$(6,913,502)	$10,165,282

Net (loss) income allocated to limited partners	$(892,890)	$3,072,373	$(6,846,840)	$10,063,208

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(.004)	$.01	$(.03)	$.04

Annualized rate of return to limited partners (1)	(1.4)%	4.3%	(3.5)%	4.6%

Distribution per partnership unit (yield) (2)	2.2%	6.8%	1.9%	6.9%

Weighted average limited partnership units	256,809,000	287,576,000	259,961,000	291,438,000

(1)
The annualized rate of return to limited partners is calculated based upon the net (loss) income allocated to limited partners per weighted average limited partnership unit as of September 30, 2009 and 2008 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Total Revenues

Interest income on loans secured by trust deeds decreased $5,640,000 (64.6%) and $7,823,000 (39.8%) during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, primarily due to an increase in non-accrual loans that were delinquent in payments greater than ninety days, a decrease in the weighted average balance of the loan portfolio of approximately 9.6% during the nine months ended September 30, 2009 as compared to 2008, and the collection of delinquent interest at the time of payoff of three loans of approximately $3,538,000 during the quarter ended September 30, 2008.

Gain on sales of real estate of approximately $68,000 during the nine months ended September 30, 2009 was due to the sale of a unit in the office condominium complex located in Roseville, California for a gain of approximately $50,000 and the recognition of $18,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.  During the nine months ended September 30, 2008, gain on sales of real estate was approximately $1,145,000 and was due primarily to the sale of ½ of the properties located in Santa Clara, California (see “Investment in Limited Liability Company” below) for gain of approximately $1,037,000 and the sale of a unit in the office condominium complex located in Roseville, California that was obtained via deed in lieu of foreclosure in September 2008 for gain of approximately $102,000.

Other income decreased $48,000 (93.1%) and $152,000 (80.5%) during the three and nine months ended September 30, 2009, as compared to the same period in 2008 due primarily to a decrease in interest earned on money market investments and certificates of deposit. The Partnership had less cash and equivalents available during the first nine months of 2009 as compared to 2008.  In addition, the rates earned on money market investments and certificates of deposit have decreased for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Income from investment in limited liability company increased $74,000 (240%) during the nine months ended September 30, 2009, as compared to the same period in 2008 due to the Partnership’s investment in 1850 De La Cruz, LLC during the third quarter of 2008 (see “Investment in Limited Liability Company” below).

Total Expenses

Management fees to the General Partner decreased $3,799,000 (85.9%) and $2,777,000 (62.8%) during the three and nine months ended September 30, 2009, as compared to the same period in 2008.  These decreases were a result of the collection of delinquent interest at the time of payoff of three loans of approximately $3,538,000 and the recognition of gain of approximately $1,037,000 from the sale of ½ of the properties located in Santa Clara, California during the quarter ended September 30, 2008. For the first two quarters of 2009, while the General Partner did not collect the maximum management fees, it collected management fees equal to the minimum amount that the General Partner determined it needed to be paid in fees from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

Servicing fees to the General Partner decreased $49,000 (9.4%) during the nine months ended September 30, 2009, as compared to the same period in 2008. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 9.6% during the nine months ended September 30, 2009 as compared to 2008.

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2009. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2009, the management fees would have been $1,682,000 (increase of $1,059,000) and $5,209,000 (increase of $3,563,000), which would have increased net loss allocated to limited partners by approximately 117% and 52% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.008 from a loss of $0.004 and to a loss of $0.04 from a loss of $0.03, respectively.

If the maximum management fees had been paid to the General Partner during the nine months ended September 30, 2008, the fees would have been $5,751,000 (increase of $1,329,000), which would have reduced net income allocated to limited partners by approximately 13%, and net income allocated to limited partners per weighted average limited partner unit by the same percentage from a profit of $0.04 to a profit of $0.03.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2006, 2007 and 2008 and the nine months ended September 30, 2009 (annualized), the management fees were 2.04%, 0.79%, 1.53% and 0.87% of the average unpaid balance of mortgage loans, respectively.

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

Legal and professional expenses increased $36,000 (34.6%) and $180,000 (51.9%) during the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008, primarily due to increased legal, appraisal and auditing costs incurred as a result of increased delinquent loans and loans in the process of foreclosure.

Interest expense increased $149,000 (26.4%) and $146,000 (8.5%) during the three and nine months ended September 30, 2009, as compared to the same period in 2008, due to an increase in the rate of interest charged on the Partnership’s line of credit agreed to by the Partnership in order to obtain a waiver of covenant violations incurred in late 2008 and early 2009. The line of credit interest rate was subject to a floor of not less than 5% per annum. Pursuant to the line of credit modification agreement executed in October 2009, the line of credit interest rate is now subject to a floor of 7.50% per annum through the maturity date.

The provision for loan losses of $13,429,000 during the nine months ended September 30, 2009 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $309,000 during the nine month period due to foreclosures experienced and an increase in impaired loans in 2009 that were analyzed for a specific allowance for loan losses. The specific loan loss allowance increased $13,738,000 during the nine month period as reserves were increased or established on eight loans based on third party appraisals and other indications of value. The Partnership increased the allowance for loan losses by $2,963,000 during the nine months ended September 30, 2008.

The losses on real estate properties during the nine months ended September 30, 2009 was the result of updated appraisals obtained on two of the Partnership’s real estate properties which resulted in impairment losses totaling $356,000 during the nine month period.

Net Loss from Rental and Other Real Estate Properties

Net loss from rental and other real estate properties increased $530,000 during the nine months ended September 30, 2009, as compared to the same period in 2008, due primarily to additional net losses incurred on real estate foreclosed during 2008 and 2009, depreciation incurred on several of the Partnership’s real estate properties held for investment, and a net loss of approximately $419,000 from the golf course in DarkHorse Golf Club, LLC that was acquired through foreclosure in 2007.

Financial Condition

September 30, 2009 and December 31, 2008

Loan Portfolio

The number of Partnership mortgage investments decreased from 64 to 60, and the average loan balance decreased from $4,097,000 to $4,054,000 between December 31, 2008 and September 30, 2009.

Approximately $150,345,000 (62%) and $95,743,000 (36%) of the loans invested in by the Partnership were considered impaired, greater than ninety days delinquent in monthly payments, and/or in the process of foreclosure as of September 30, 2009 and December 31, 2008, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $35,390,000 (15%) and $36,324,000 (14%) as of September 30, 2009 and December 31, 2008, respectively (combined total of $185,735,000 (76%) and $132,067,000 (50%), respectively). Of the impaired and past maturity loans, approximately $94,330,000 (39%) and $46,148,000 (18%), respectively, were in the process of foreclosure and $5,075,000 (2%) and $10,500,000 (4%), respectively, involved borrowers who were in bankruptcy as of September 30, 2009 and December 31, 2008.

In October 2009 (subsequent to quarter end), the Partnership received full repayment of one past maturity loan with a principal balance of approximately $8,176,000 and the Partnership paid down its line of credit by the same amount.

In November 2009 (subsequent to quarter end), the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Sunnyvale, California in the amount of $3,300,000 and obtained the property via the trustee’s sale. In addition, in November 2009, the Partnership filed a notice of default on two loans secured by the same condominium property located in Tacoma, Washington with an aggregate principal balance of $3,500,000. All of these loans were greater than ninety days delinquent in payments as of September 30, 2009.

During the nine months ended September 30, 2009, the Partnership foreclosed on five loans with aggregate principal balances totaling $18,576,000 and obtained the properties via the trustee’s sales.

As of September 30, 2009 and December 31, 2008, the Partnership held the following types of mortgages:

	2009	2008
By Property Type:
Commercial	$119,253,712	$118,156,590
Condominiums	72,558,052	93,460,019
Apartments	4,325,000	4,325,000
Single family homes (1-4 units)	327,616	331,810
Improved and unimproved land	46,760,088	45,962,782
	$243,224,468	$262,236,201
By Deed Order:
First mortgages	$221,226,194	$235,010,203
Second and third mortgages	21,998,274	27,225,998
	$243,224,468	$262,236,201

As of September 30, 2009 and December 31, 2008, approximately 45% and 43% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 80% of the Partnership’s mortgage loans as of September 30, 2009 were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past two years.

The Partnership’s investment in loans decreased by $19,012,000 (7.3%) during the nine months ended September 30, 2009 as a result of foreclosures and loan payoffs in excess of loan originations during the period.

The General Partner increased the allowance for loan losses by $11,045,000 and $2,111,000 (provision net of charge-offs) during the nine months ended September 30, 2009 and 2008, respectively.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
Balance, beginning of period	$13,727,634	$5,042,000
Provision	13,429,151	2,963,134
Recovery of bad debts	—	—
Charge-off	(2,384,461)	(851,750)
Balance, end of period	$24,772,324	$7,153,384

As of September 30, 2009 and December 31, 2008, there was a non-specific allowance for losses of $7,004,000 and $7,313,000, respectively, and a specific allowance for loan losses on eight and four loans in the total amount of $17,768,324 and $6,414,634, respectively.

Real Estate Properties Held for Sale and Investment

As of September 30, 2009, the Partnership held title to twenty-one properties that were foreclosed on or purchased by the Partnership since 1997 in the amount of approximately $74,174,000 (including properties held in eight majority-owned and wholly-owned limited liability companies), net of accumulated depreciation of approximately $4,088,000. As of September 30, 2009, properties held for sale total $12,476,000 and properties held for investment total $61,698,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Eight of the Partnership’s twenty-one properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $3,701,000 to $4,936,000 (33.4%) for the nine months ended September 30, 2008 and 2009, respectively, and revenues associated with these properties have increased from $3,760,000 to $4,464,000 (18.7%), thus generating a net loss from real estate properties of $471,000 during the nine months ended September 30, 2009 (compared to income of $59,000 for the same period in 2008).

During the nine months ended September 30, 2009, the Partnership foreclosed on a first mortgage loan secured by 19 converted units in a condominium complex located in San Diego, California in the amount of approximately $1,411,000 and obtained the property via the trustee’s sale. In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as delinquent property taxes) in the total amount of approximately $88,000 were capitalized to the basis of the property. The property is classified as held for sale as a sale is expected to be completed in the next one year period.

During the nine months ended September 30, 2009, the Partnership foreclosed on a first mortgage loan secured by a golf course located in Auburn, California in the amount of $4,000,000 and obtained the property via the trustee’s sale. As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established for this loan in the total amount of approximately $2,090,000 as of March 31, 2009. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in June 2009, along with an additional charge to bad debt expense of approximately $53,000 for additional delinquent property taxes.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Lone Star Golf, LLC (see below), to own and operate the golf course.

During the nine months ended September 30, 2009, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Coolidge, Arizona in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $99,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.

During the nine months ended September 30, 2009, the Partnership foreclosed on two first mortgage loans secured by eight luxury townhomes located in Santa Barbara, California in the amount of $10,500,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $432,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.  The Partnership formed a new, wholly-owned limited liability company, Anacapa Villas, LLC (see below), to own and operate the townhomes.

During the nine months ended September 30, 2009, the Partnership foreclosed on a first mortgage loan secured by a marina with 30 boat slips and 11 RV spaces located in Oakley, California in the amount of $665,000 and obtained the property via the trustee’s sale.  As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan by approximately $242,000, and, thus, a specific loan allowance was established for this loan. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in March 2009. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, The Last Resort and Marina, LLC (see below), to own and operate the marina.

During the nine months ended September 30, 2009, the Partnership sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

During the nine months ended September 30, 2009, the Partnership recorded an impairment loss of approximately $72,000 on five lots (four with houses) in the manufactured home park located in Ione, California based on an updated appraisal on one of the houses, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

During the nine months ended September 30, 2009, the Partnership recorded an impairment loss of approximately $284,000 on the storage facility located in Stockton, California based on an updated appraisal, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

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

The net income to the Partnership from 720 University was approximately $83,000 and $8,000 (including depreciation and amortization of $137,000 and $149,000) for the three months ended September 30, 2009 and 2008, respectively, and $100,000 and $80,000 (including deprecation and amortization of $414,000 and $443,000) for the nine months ended September 30, 2009 and 2008, respectively. The non-controlling interest of the joint venture partner of approximately $44,000 and $69,000 as of September 30, 2009 and December 31, 2008, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $13,123,000 and $13,440,000 as of September 30, 2009 and December 31, 2008, respectively.

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

The Partnership advanced an additional $226,000 and $16,000 in capital contributions to Dation during the nine months ended September 30, 2009 and 2008, respectively, for manufactured home purchases and related improvements.

The net income (loss) to the Partnership from Dation was approximately $(13,000) and $(4,000) for the three months ended September 30, 2009 and 2008, respectively, and $(21,000) and $12,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

The Partnership advanced approximately $33,000 and $233,000 to DarkHorse during the three months ended September 30, 2009 and 2008, respectively, and $208,000 and $742,000 during the nine months ended September 30, 2009 and 2008, respectively, for operations and equipment purchases.

The net loss to the Partnership from DarkHorse was approximately $106,000 and $15,000 for the three months ended September 30, 2009 and 2008, respectively, and $419,000 and $286,000 for the nine months ended September 30, 2009 and 2008, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

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

The net loss to the Partnership from Anacapa was approximately $39,000 and $221,000 (including depreciation of $92,000 and $212,000) for the three and nine months ended September 30, 2009, respectively.

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

The net loss to the Partnership from Last Resort was approximately $13,000 and $45,000 (including depreciation of $3,000 and $6,000) for the three and nine months ended September 30, 2009, respectively.

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

The net income (loss) to the Partnership from Lone Star was approximately $(24,000) and $4,000 (including depreciation of $13,000 and $16,000) for the three and nine months ended September 30, 2009, respectively.

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

At the time of closing, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850.  The Partnership recognized a gain of approximately $1,037,000 from its sale of a one-half interest in the properties to Nanook.  Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. The Partnership accrued approximately $762,000 (including $161,000 owed to Nanook) as an estimate of the expected costs to monitor and remediate the contamination on the properties which was recorded as Environmental Remediation Expense for the year ended December 31, 2008.  The Partnership is unable to estimate the maximum amount to be paid under this guarantee, as the Operating Agreement does not limit the obligations of the Partnership. The Partnership is accounting for its investment in the joint venture under the equity method. The net income to the Partnership from its investment in 1850 was approximately $36,000 and $31,000 during the three months ended September 30, 2009 and 2008, respectively, and $104,000 and $31,000 during the nine months ended September 30, 2009 and 2008, respectively.

Cash, Cash Equivalents and Certificates of Deposit

Cash, cash equivalents and certificates of deposit increased from approximately $6,030,000 as of December 31, 2008 to approximately $11,965,000 as of September 30, 2009 (increase of $5,935,000 or 98.4%) due primarily to partial loan payoffs received in the second and third quarters of 2009 on two Partnership loans. A portion of the funds received from these payoffs were used to increase the liquidity of the Partnership in the form of cash reserves and the remainder was used to repay a portion of the balance outstanding on the line of credit.

Interest and Other Receivables

Interest and other receivables increased from approximately $3,644,000 as of December 31, 2008 to $4,408,000 as of September 30, 2009 ($764,000 or 21.0%) due primarily to an increase in the number of loans that were delinquent in making monthly payments as of September 30, 2009 as compared to December 31, 2008 (including loans that are greater than ninety days delinquent). The Partnership discontinues the accrual of interest on loans once they become greater than ninety days delinquent in payments or are considered impaired.

Due to General Partner

Due to General Partner increased from a receivable of approximately $44,000 as of December 31, 2008 to a payable of approximately $475,000 as of September 30, 2009, due primarily to increased accrued management fees for the months of September and October 2009 as compared to November and December 2008. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $1,704,000 as of December 31, 2008 to approximately $2,210,000 as of September 30, 2009 ($507,000 or 29.7%) due primarily to an increase in accrued expenses on Partnership real estate and increased legal and professional fees payable as of September 30, 2009 as a result of increased delinquencies and foreclosures.

Line of Credit Payable

Line of credit payable increased from $32,914,000 as of December 31, 2008 to $39,446,000 as of September 30, 2009 ($6,532,000 or 19.9%) due primarily to $15,546,000 in advances made on the line of credit during the nine months ended September 30, 2009 to invest in two new mortgage loans in the total amount of approximately $7,900,000, to purchase the junior lender’s interest in a delinquent loan of $2,100,000, and to distribute December 2008 scheduled withdrawals in January 2009 of approximately $5,000,000, net of $9,014,000 repaid on the line of credit from loan repayments received during the nine month period. The line of credit was paid down to approximately $31,270,000 in October 2009 from proceeds of a loan payoff. In October 2009, a Modification to Credit Agreement was executed extending the maturity date to March 31, 2010 but providing that the lending banks are not required to advance any additional amounts.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2009, management believes that the allowance for loan losses of $24,772,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of September 30, 2009, thirty loans totaling $150,345,000 were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure. This includes twenty-four past maturity loans totaling $139,584,000. In addition, eleven loans totaling $35,390,000 were also past maturity but current in monthly payments as September 30, 2009 (combined total of $185,735,000). The Partnership recorded a charge-off against the allowance for loan losses of approximately $2,385,000 for two foreclosed loans during the nine months ended September 30, 2009 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $13,429,000 for losses that are estimated to have likely occurred, which resulted in a net increase to the allowance of approximately $11,045,000.  The General Partner believes that this increase is sufficient given the estimated fair value of the underlying collateral values of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of September 30, 2009, the Partnership held five Construction Loans totaling approximately $7,823,000 and had commitments to disburse an additional $101,000 on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of September 30, 2009, the Partnership held sixteen Rehabilitation Loans totaling approximately $66,252,000 and had commitments to disburse an additional $772,000 on Rehabilitation Loans.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, cash flows provided by operating activities approximated $7,246,000. Investing activities provided approximately $1,156,000 of net cash during the nine months, as approximately $17,659,000 was received from the payoff of loans, sale of real estate and maturity of certificates of deposit, net of approximately $16,461,000 used for investing in loans and real estate. Approximately $2,170,000 was used in financing activities, as approximately $9,014,000 was used to repay the line of credit and $8,777,000 was distributed to limited partners in the form of income distributions and capital withdrawals, net of approximately $15,546,000 of cash advanced from the Partnership’s line of credit and $100,000 was received from the sale of Partnership Units in 2009. The General Partner believes that the Partnership will have sufficient cash flow and has ample cash reserves to sustain operations over the next year. However, due to the restrictions placed on the Partnership pursuant to the extension and modification of the line of credit agreement in

October 2009, the Partnership will be required to apply to the credit line, until it is fully repaid, all net proceeds of loan repayments and real estate sales received.  Thus, the Partnership will not be able to make capital distributions or withdrawals to limited partners until the line of credit is repaid. If the Partnership does not receive sufficient net proceeds to fully repay the line of credit by the maturity date of March 31, 2010, it may be required to secure new borrowing with a different institution or sell real estate properties at reduced prices, potentially resulting in losses, in order to repay the outstanding balance.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in the last four months of 2008 and early 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the approval of the amendments to the Partnership Agreement by limited partners on such date), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a result of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  In addition, January through September 2009 scheduled withdrawals were not made because the Partnership did not have sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit.  As of November 13, 2009, there are approximately $57,449,000 of requested withdrawals for 2009 that have not been disbursed, an amount substantially greater than 10% of limited partner capital. Additionally, due to the restrictions in the October 2009 modification to the Partnership’s line of credit agreement, the General Partner now believes that it is unlikely that any distributions of net proceeds will be made, or further withdrawals will be paid, during 2009 and possibly the first quarter of 2010.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner anticipates will happen in early 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

The limited partners may withdraw capital from the Partnership, either in full or partially, subject to the following limitations, among others:

•
The withdrawing limited partner is required to provide written notice of withdrawal to the General Partner, and the distribution to the withdrawing limited partner will not be made until 61 to 91 days deliver of such notice of withdrawal.

•
No withdrawal of capital with respect to Units is permitted until the expiration of one year from the date of purchase of such Units, other than Units received under the Partnership’s Reinvested Distribution Plan.

•	Any such payments are required to be made only from net proceeds and capital contributions (as defined).

•	A maximum of $100,000 per limited partner may be withdrawn during any calendar quarter.

•	The General Partner is not required to establish a reserve fund for the purpose of funding withdrawals.

•
No more than 10% of the aggregate capital accounts of limited partners can be paid to limited partners through any combination of distributions of net proceeds and withdrawals during any calendar year, except upon a plan of dissolution of the Partnership.

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

Limited partner capital decreased by approximately $15,276,000 during the nine months ended September 30, 2009. A large component of the decrease in limited partner capital during 2009 was an increase in the allowance for loan losses of approximately $13,429,000. The Partnership received new limited partner contributions of approximately $100,000 and $5,983,000 for the nine months ended September 30, 2009 and 2008, respectively.  Reinvested distributions from limited partners electing to reinvest were $2,524,000 and $10,361,000 for the nine months ended September 30, 2009 and 2008, respectively. Limited partner withdrawals were $5,110,000 and $18,851,000 for the nine months ended September 30, 2009 and 2008, respectively. Limited partner withdrawal percentages have been 4.47%, 4.29%, 4.70%, 6.34% and 10.0% for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively, and 1.98% for the nine months ended September 30, 2009 (annualized). These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of banks that has provided interim financing on mortgage loans invested in by the Partnership. On October 13, 2009, a Modification to Credit Agreement was executed extending the maturity date to March 31, 2010 but providing that the lending banks were not required to advance any additional amounts. As of September 30, 2009 and December 31, 2008, there was $39,446,000 and $32,914,000, respectively, outstanding on the line of credit. As further described in the following paragraphs, the credit line modification that the Partnership negotiated in order to extend the maturity date imposes additional costs and restrictions on the Partnership.

All assets of the Partnership are pledged as security for the line of credit. As a result of modifications to the line of credit agreement, the agent for the lending banks will receive deeds of trust on real property owned by the Partnership and/or assignments of promissory notes and related assignments of deeds of trusts for current performing note receivables with a value of at least 200% of the credit line’s principal balance.  Additionally, the line of credit is guaranteed by the General Partner.

As a result of modifications to the line of credit agreement, all net proceeds of real estate or other investment property sales by the Partnership and all payments of loan principal received by the Partnership must be applied to the credit line, until it is fully repaid.  Additionally, while the Partnership has outstanding borrowings on the credit line, the modifications prevent the Partnership from repurchasing partners’ interests or making distributions to partners (including withdrawals), other than distributions of up to a 3% annual return on investment.

The bank line of credit agreement requires the Partnership to meet certain financial covenants including minimum tangible net worth, ratio of total funded debt to tangible net worth and ratio of maximum outstanding principal to asset value.  The Partnership’s financial covenant regarding profitability has been removed from the line of credit agreement.

In connection with modifications to the line of credit agreement, the unpaid principal amount bears interest prior to maturity at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of September 30, 2009), subject to an interest rate floor of 7.50% per annum.  Prior to March 2009, interest on the line of credit accrued at the prime rate, but a 5% interest floor was imposed by the banks in March 2009 as a condition of a financial covenant waiver. These interest rate increases and floors will immediately increase the Partnership’s cost of funds on such borrowings, resulting in higher Partnership interest expense and lower Partnership income than would apply when interest accrued at the prime rate.

The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of September 30, 2009. Generally, the Partnership’s loans are fixed rate, whereas the credit line is a variable rate loan (subject to a floor rate). In the event of a significant increase in overall interest rates, the credit line rate could increase to a rate above the average portfolio rate of interest.  Should such an event occur, the General Partner would desire to pay off the line of credit and would generally not use it to fund loans. This could reduce the overall liquidity of the Partnership.

As of September 30, 2009, the Partnership has commitments to advance additional funds to borrowers of construction and rehabilitation loans in the total amount of approximately $873,000. The Partnership expects the majority of these amounts to be advanced to borrowers by the first quarter of 2010. The source of funds to fulfill these commitments will be primarily from cash reserves, payoffs on existing mortgage loans or sales of Units to investors.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of September 30, 2009), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of September 30, 2009, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no other material changes in the Partnership’s risk factors as previously disclosed in the Partnership’s Form 10-K as of and for the year ended December 31, 2008.

Partnership Borrowing Involves Risks if Defaults Occur and Your Distributions May Decrease

Any borrowing by the Partnership may increase the risk of limited partner investments and reduce the amount the Partnership has available to distribute to limited partners. We have obtained a bank line of credit, under authority granted by the Partnership Agreement, which we have used from time to time to acquire or make mortgage loans, but which is not currently available for further borrowing.  We may also incur other indebtedness to:

•	prevent defaults under senior loans or discharge them entirely if that becomes necessary to protect the Partnership’s interests; or

•	assist in the development or operation of any real property, which the Partnership has taken over as a result of a default.

The total amount of such borrowing cannot exceed at any time 50% of the aggregate fair market value of all Partnership mortgage loans. The Partnership has a line of credit agreement with a group of banks that has provided interim financing on mortgage loans invested in by the Partnership. On October 13, 2009, a Modification to Credit Agreement was executed extending the maturity date to March 31, 2010 but providing that the lending banks are not required to advance any additional amounts. As of the date of the modification, the credit line’s principal balance was $39,446,000, which subsequently has been reduced to $31,270,445 by applying the proceeds of a loan payoff in October 2009. As further described in the following paragraphs, the credit line modification that the Partnership negotiated in order to extend the maturity date imposes additional costs and restrictions on the Partnership.  As a result, the Partnership and limited partners face increased risk from our bank line of credit.

Borrowing by the Partnership under its bank line of credit is secured, with recourse by the lending banks to all Partnership assets.  As a result of modifications to our line of credit agreement, the agent for the lending banks will receive deeds of trust on real property owned by the Partnership and/or assignments of promissory notes and related assignments of deeds of trusts for current performing note receivables with a value of at least 200% of the credit line’s principal balance.  Additionally, the line of credit is guaranteed by the General Partner.

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

As a result of modifications to our line of credit agreement, all net proceeds of real estate or other investment property sales by the Partnership and all payments of loan principal received by the Partnership must be applied to the credit line, until it is fully repaid.  Additionally, while the Partnership has outstanding borrowings on the credit line, the modifications prevent the Partnership from repurchasing partners’ interests or making distributions to partners (including withdrawals), other than distributions of up to a 3% annual return on investment.

The bank line of credit agreement requires the Partnership to meet certain financial covenants including minimum tangible net worth, ratio of total liabilities to tangible net worth and ratio of maximum outstanding principal to asset value.  The Partnership’s financial covenant regarding profitability has been removed from the line of credit agreement.

In connection with modifications to our line of credit agreement, the unpaid principal amount bears interest prior to maturity at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate is 3.25% as of September 30, 2009), subject to an interest rate floor of 7.50% per annum.  Prior to March 2009, interest on the line of credit accrued at the prime rate, but a 5% interest floor was imposed by the banks in March 2009 as a condition of a financial covenant waiver. These interest rate increases and floors will immediately increase the Partnership’s cost of funds on such borrowings, resulting in higher Partnership interest expense and lower Partnership income than would apply when interest accrued at the prime rate.

As a result of the modifications to the line of credit agreement, the Partnership is unable to borrow additional funds on the credit line and must either repay or refinance its outstanding borrowings by March 2010.  If we are unable to maintain compliance with line of credit covenants in the future, or to timely obtain a waiver of noncompliance, the banks may accelerate repayment of outstanding borrowings, or charge a higher “default rate” of interest.  Each of these consequences could reduce the amount of cash available to the Partnership, and therefore the amount of cash available for repurchases of Units from, or distributions to, limited partners.  The maturity of the credit line or acceleration of repayment could require the Partnership to refinance, potentially on less favorable terms, or to liquidate Partnership investments to repay outstanding borrowings.  There can be no assurance that we will be able to maintain compliance with covenants or obtain waivers of noncompliance on acceptable terms.

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

•
The total amount withdrawn by all limited partners during any calendar year, combined with the total amount of net proceeds distributed to limited partners during that year cannot exceed 10% of the aggregate capital accounts of the limited partners, except upon final liquidation of the Partnership;

•	Any withdrawal that reduces a limited partners’ capital account below $2,000 may lead to the General Partner distributing all remaining amounts in the account to close it out;

•	Withdrawal requests are honored in the order in which they are received; and

•	Payments are only made by the Partnership on the last day of any month.

If the Partnership does not sell sufficient Units, if principal payments on existing loans decrease, or if the General Partner decides to distribute net proceeds to limited partners, your ability to have your Units repurchased may be adversely affected, especially if the total amount of requested withdrawals should increase substantially. To help prevent such lack of liquidity, the Partnership will not refinance or invest in new loans using payments of loan principal by borrowers, new invested capital of limited partners or proceeds from the sale of real estate, unless it has sufficient funds to cover previously requested withdrawals that are permitted to be paid. In December 2008, the Partnership reached the 10% limited partner withdrawal limit and the majority of scheduled withdrawals for December were temporarily suspended.  These withdrawals were then made in January 2009. In addition, January through September 2009 scheduled withdrawals were not made because the Partnership did not have sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit.  As of November 13, 2009, there are approximately $57,449,000 of requested withdrawals for 2009 that have not been disbursed, an amount substantially greater than 10% of limited partner capital. Additionally, due to the restrictions in the October 2009 modification to the Partnership’s line of credit agreement, the General Partner now believes that it is unlikely that any distributions of net proceeds will be made, or further withdrawals will be paid, during 2009 and possibly the first quarter of 2010.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner anticipates will happen in early 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

Liquidity of the General Partner

The Partnership depends on the General Partner for the conduct of all Partnership business including, but not limited to, the origination of and accounting for all mortgage loans and the management of all Partnership assets including mortgage loans and real estate.  In order to obtain a waiver of financial covenant violations under its bank line of credit agreement, and later obtain an extension of its July 2009 maturity date until July 2010, the General Partner’s line of credit has been frozen since March 2009.  As additional terms of the General Partner’s modified credit line, the General Partner also agreed not to incur any new indebtedness, to new financial covenants, and to an increased interest rate and interest rate floor on its outstanding credit line borrowings, among other requirements.  Due to these credit line restrictions and other terms, and the current general economic environment, the General Partner is experiencing, and will continue to experience, reduced liquidity, and primarily has been funding, and will continue to fund, its operating cash requirements from its collection of management and servicing fees from the Partnership.  Should the General Partner’s liquidity problem continue or worsen, the General Partner might be required to reduce the number of its employees or make other operational changes that could negatively impact the Partnership. Additionally, the General Partner guarantees the Partnership’s bank line of credit, and under its terms, if the General Partner were to become insolvent or bankrupt, that would constitute an event of default under the Partnership’s line of credit agreement.  In order to protect the Partnership from these impacts, the Partnership may have to elect a new General Partner that may or may not have comparable experience in managing assets such as those held by the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

On or about July 1, 2009, the Partnership sent a Consent Solicitation Statement (the “Statement”) to the Partnership’s limited partners, requesting that the limited partners take action by written consent and without holding a meeting.  The Statement proposed certain amendments to the Partnership’s Sixth Amended and Restated Limited Partnership Agreement, dated March 13, 2001 (the “Partnership Agreement”) and solicited Votes of Limited Partner regarding the amendments.  Limited partners holding 174,239,217 Units, or 60.6%, of the Partnership’s outstanding Units as of the May 31, 2009 record date submitted Votes on the proposed amendments.  Approval of the amendment proposal required, and was passed by, a majority of the total Units outstanding (excluding Units held by the General Partner) as of the record date.  Votes on behalf of 145,432,625 Units were cast in favor of the proposed amendments, 27,588,175 Units were voted against the amendment proposal, and 1,218,417 Units abstained.  As reported in the Partnership’s Current Report on Form 8-K filed October 19, 2009, effective October 13, 2009, the General Partner adopted the Partnership’s Seventh Amended and Restated Limited Partnership Agreement, in order to reflect the approval of the proposed amendments to the Partnership Agreement by limited partners holding a majority of the Partnership’s outstanding Units.

Item 6. Exhibits

(a)Exhibits
31.1 Section 302 Certification of William C. Owens
31.2 Section 302 Certification of Bryan H. Draper
32 Certifications Pursuant to U.S.C. 18 Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2009	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: November 13, 2009	By:	/s/ William C. Owens
William C. Owens, President

Dated: November 13, 2009	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: November 13, 2009	By:	/s/ Melina A. Platt
Melina A. Platt, Controller