Form 10-K
period 2009-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2010-03-31
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2009, the aggregate value of limited partnership units held by non-affiliates was approximately $255,525,000.  This calculation is based on the capital account balances of the limited partners and excludes limited partnership units held by the general partner.

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with Registrant’s S-11 Registration Statement No. 333-150248 are incorporated by reference into Part IV.

Exhibit 21
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

The following table shows the total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2009, 2008, 2007, 2006, 2005 and 2004.

	Total Partners’ Capital	Mortgage Investments	Net (Loss) Income
2009	$243,850,605	$211,783,760	$(20,136,105)
2008	$273,203,409	$262,236,201	$2,163,164
2007	$298,743,630	$277,375,481	$21,592,606
2006	$290,804,278	$250,143,631	$21,988,245
2005	$288,913,263	$276,411,258	$21,077,641
2004	$286,267,296	$258,431,902	$19,992,241

As of December 31, 2009, the Partnership held investments in 54 mortgage loans, secured by liens on title and leasehold interests in real property. Forty-three percent (43%) of the mortgage loans are located in Northern California. The remaining 57% are located in Southern California, Arizona, Colorado, Florida, Idaho, Nevada, New York, Oregon, Pennsylvania, Texas, Utah, and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2009:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2009)

	Number of Loans	Amount	Percent

1st Mortgages	49	$189,642,783	89.55%
2nd and 3rd Mortgages	5	22,140,977	10.45%
	54	$211,783,760	100.00%

Maturing on or before December 31, 2009	37	$164,569,389	77.71%
Maturing on or between January 1, 2010 and December 31, 2011	13	30,709,119	14.50%
Maturing on or between January 1, 2012 and October 4, 2017	4	16,505,252	7.79%
	54	$211,783,760	100.00%

Commercial	28	$100,400,765	47.41%
Condominiums	12	59,470,752	28.08%
Apartments	1	4,325,000	2.04%
Single family homes (1-4 units)	2	327,127	0.15%
Improved and unimproved land	11	47,260,116	22.32%
	54	$211,783,760	100.00%

The Partnership has established an allowance for loan losses of approximately $28,393,000 as of December 31, 2009. The above amounts reflect the gross amounts of the Partnership’s mortgage investments without regard to such allowance.

The average loan balance of the mortgage loan portfolio of $3,922,000 as of December 31, 2009 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured primarily by commercial real estate. Of such investments, 6.7% earn a variable rate of interest and 93.3% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

As of December 31, 2009, the Partnership was invested in construction and rehabilitation loans in the total amount of approximately $60,958,000 and in no loans secured by leasehold interests.  As of December 31, 2009, the Partnership has commitments to advance additional funds for construction, rehabilitation and improvement loans in the total amount of approximately $668,000.

The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

•
$10,232,000 in cash and cash equivalents and certificates of deposit required to transact the business of the Partnership and/or in conjunction with contingency reserve and compensating balance requirements;

•	$79,888,000 in real estate held for sale and investment;

•	$2,142,000 in investment in limited liability company;

•	$4,644,000 in interest and other receivables;

•	$627,000 in vehicles, equipment and furniture; and

•	$560,000 in other assets.

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

As of December 31, 2009 and 2008, the Partnership had thirty and fifteen loans, respectively, that were impaired and /or delinquent in payments greater than ninety days totaling approximately $146,039,000 and $95,743,000, respectively. This included twenty-eight and nine matured loans totaling $142,277,000 and $66,129,000, respectively. In addition, nine and eleven loans totaling approximately $22,292,000 and $36,324,000, were past maturity but current in monthly payments as of December 31, 2009 and 2008, respectively (combined total of delinquent loans of $168,331,000 and $132,067,000, respectively). Of the impaired and past maturity loans, approximately $61,859,000 and $46,148,000, respectively, were in the process of foreclosure and $29,278,000 and $10,500,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2009 and 2008. The Partnership foreclosed on nine and six loans during the years ended December 31, 2009 and 2008, respectively, with aggregate principal balances totaling $34,907,000 and $18,220,000, respectively, and obtained the properties via the trustee’s sales.

Of the total impaired and past maturity loans as of December 31, 2009, one loan with an aggregate principal balance of $525,000 was paid off in full subsequent to year end. In addition, the borrower of one impaired loan with a principal balance of $4,325,000 that was in the process of foreclosure as of December 31, 2009 entered into bankruptcy protection in March 2010 (subsequent to year end).

Of the $95,743,000 in loans that were greater than ninety days delinquent as of December 31, 2008, $65,546,000 remained delinquent as of December 31, 2009 and $30,197,000 was foreclosed and became real estate owned by the Partnership during 2009.

Following is a table representing the Partnership’s delinquency experience (over 90 days) and foreclosures by the Partnership as of and during the years ended December 31, 2009, 2008, 2007 and 2006:

	2009	2008	2007	2006
Delinquent Loans	$146,039,000	$95,743,000	$40,537,000	$18,835,000
Loans Foreclosed	$34,907,000	$18,220,000	$26,202,000	$0
Total Mortgage Investments	$211,784,000	$262,236,000	$277,375,000	$250,144,000
Percent of Delinquent Loans to Total Loans	68.96%	35.96%	14.61%	7.53%

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

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2009, the management fees would have been $6,740,000 (increase of $4,707,000), which would have increased the net loss allocated to limited partners by approximately 23.4% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.10 from a loss of $0.08. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2008, the management fees would have been $7,545,000 (increase of $3,341,000), which would have reduced net income allocated to limited partners by approximately 154.6%, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.004 from a profit of $0.01.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2009, 2008, 2007, 2006, 2005 and 2004, the management fees were 0.89%, 1.53%, 0.79%, 2.04%, 2.27% and 2.00% of the average unpaid balance of mortgage loans, respectively.

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

Table of Compensation and Reimbursed Expenses

The following table summarizes the compensation and reimbursed expenses paid to the General Partner for the years ended December 31, 2009 and 2008, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms’-length negotiation.

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
		Maximum		Maximum
Form of Compensation	Actual	Allowable	Actual	Allowable
Paid by the Partnership:
Management Fees*	$2,033,000	$6,740,000	$4,204,000	$7,545,000
Servicing Fees	613,000	613,000	686,000	686,000
Carried Interest	—	—	—	—
Subtotal	$2,646,000	$7,353,000	$4,890,000	$8,231,000

Paid by Borrowers:
Acquisition and Origination Fees	$1,588,000	$1,588,000	$3,549,000	$3,549,000
Late Payment Charges	966,000	966,000	1,203,000	1,203,000
Miscellaneous Fees	24,000	24,000	34,000	34,000
Subtotal	$2,578,000	$2,578,000	$4,786,000	$4,786,000

Grand Total	$5,224,000	$9,931,000	$9,676,000	$13,017,000

Reimbursement by the Partnership of Other Expenses	$72,000	$72,000	$88,000	$88,000

* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the limited partners.

Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2009 and 2008, exclusive of expense reimbursement, was $5,224,000 and $9,676,000, respectively, or 2.2% and 3.6%, respectively, of partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $9,931,000 and $13,017,000, respectively, or 4.1% and 4.8%, respectively, of partners’ capital, which would have reduced net income allocated to limited partners by approximately 23.4% and 154.6%, respectively.

Acquisition and origination fees as a percentage of loans originated or extended by the Partnership were 4.1% and 2.6% for the years ended December 31, 2009 and 2008, respectively. Of the $1,588,000 in acquisition and origination fees during the year ended December 31, 2009, approximately $1,077,000 were back-end fees earned by the General Partner as of December 31, 2009 that will not be collected until the related loans are paid in full.

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

Variable Rate Loans

Approximately 6.7% ($14,229,000) and 5.4% ($14,279,000) of the Partnership’s loans as of December 31, 2009 and 2008, respectively, bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices such as the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh or Twelfth District Savings Institutions (Federal Home Loan Bank Board).

The General Partner may negotiate spreads over these indices of from 2.5% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

One-year Treasury Constant Maturity Index	0.47%	0.37%

Five-year Treasury Constant Maturity Index	2.69%	1.55%

Ten-year Treasury Constant Maturity Index	3.85%	2.25%

Prime Rate Index	3.25%	3.25%

Monthly Weighted Average Cost of Funds for Eleventh District Savings Institutions	2.09%	2.76%

Monthly Weighted Average Cost of Funds for Twelfth District Savings Institutions	3.10%	3.72%

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

Interest Rate Caps

One of the Partnership’s three variable rate loans has an interest rate cap. The interest rate cap on this loan is a ceiling that is 3% above the starting rate with a floor rate equal to the starting rate (currently 11%). The inherent risk in interest rate caps occurs when general market interest rates exceed the cap rate.

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

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has a line of credit agreement with a group of banks that has provided interim financing on mortgage loans invested in by the Partnership. On October 13, 2009, a Modification to Credit Agreement was executed extending the maturity date to March 31, 2010 but providing that the lending banks are not required to advance any additional amounts. The total amount outstanding on the line of credit was $23,695,000 and $32,914,000 as of December 31, 2009 and 2008, respectively, and as of the date of this filing, the total amount outstanding is approximately $22,872,000.

Borrowing by the Partnership under its bank line of credit is secured, with recourse by the lending banks to all Partnership assets.  As a result of modifications to the line of credit agreement, the agent for the lending banks has received collateral assignments of deeds of trusts for current performing note receivables with a value of at least 200% of the credit line’s principal balance.  Additionally, the line of credit is guaranteed by the General Partner.

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

In connection with modifications to the line of credit agreement, the unpaid principal amount bears interest prior to maturity at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of December 31, 2009), subject to an interest rate floor of 7.50% per annum.  Prior to March 2009, interest on the line of credit accrued at the prime rate, but a 5% interest floor was imposed by the banks in March 2009 as a condition of a financial covenant waiver. These interest rate increases and floors have increased the Partnership’s cost of funds on such borrowings, resulting in higher Partnership interest expense and lower Partnership income than would apply when interest accrued at the prime rate.

As a result of the modifications to the line of credit agreement, the Partnership is unable to borrow additional funds on the credit line and must either repay or refinance its outstanding borrowings by March 31, 2010, or obtain an extension from the lending banks. The General Partner originally anticipated that the Partnership would be able to fully repay the line of credit balance from loan payoffs and/or real estate sales proceeds by the maturity date. However, it has taken longer for some of the Partnership’s borrowers to obtain take-out financing and two real estate sales contracts were canceled by the buyers. The General Partner has initiated negotiations with the lending banks to further extend the March 31, 2010 maturity date of the line of credit to a date by which it is anticipated that the Partnership will have sufficient funds to retire the entire outstanding balance on the line of credit. The General Partner’s continuing intention is to cause the Partnership to retire the line of credit as soon as practicable. Based upon discussions with the banks, the General Partner expects the extension will be completed on or shortly after the current maturity date, although there can be no assurance that the Partnership will obtain an extension from the banks promptly or on terms that are not materially adverse to the Partnership’s operations and financial condition. Unless an acceptable extension can be negotiated, the Partnership may be required to refinance, potentially on less favorable terms, or to liquidate Partnership investments to repay outstanding borrowings.

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

Competitive Conditions

The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, and other entities both larger and smaller than the Partnership. The Partnership has been competitive in large part because the General Partner generates substantially all of its loans and it is able to provide expedited loan approval, processing and funding. The General Partner has been in the business of making or investing in mortgage loans in Northern California since 1951 and has developed a reputation for performance and fairness within the field.

For several years prior to 2009, a variety of factors, including the entry into the mortgage industry of lenders with large supplies of cash willing to bear increased risk to obtain ostensibly higher yields, resulted in decreased lending opportunities for the Partnership. However, due to the recent substantial decline in the housing and commercial markets, many lenders have experienced severe liquidity issues.  The General Partner believes that these liquidity issues have reduced the competition for commercial loans as many lenders do not have access to lendable capital. The Partnership has not been able to capitalize on this competitive opportunity by making new loans because the Partnership has also experienced liquidity issues, restrictions on its line of credit and a large increase in limited partner withdrawal requests.

Employees

The Partnership does not have employees. The General Partner, Owens Financial Group, Inc., provides all of the employees necessary for the Partnership’s operations. As of December 31, 2009, the General Partner had 18 employees. All employees are at-will employees and none are covered by collective bargaining agreements.

PART I - Item 1A. RISK FACTORS

Risks Associated with the Business of the Partnership

The Partnership invests primarily in mortgage loans secured by real property and interests in real property.  It is therefore subject to the usual risks associated with real estate financing, as well as certain special risks, as described below.

Loan delinquencies continued to increase substantially during 2009 and the General Partner believes that a continued rise in loan delinquencies and foreclosures may lead to further reductions in net income (yield) paid to limited partners in 2010

As of December 31, 2009, mortgage loans of approximately $146,039,000 were more than 90 days delinquent in payments, which represented an increase from December 31, 2008, of $50,296,000.  In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $22,292,000 as of December 31, 2009 (combined total of delinquent loans of $168,331,000 compared to $132,067,000 as of December 31, 2008). Of the impaired and past maturity loans as of December 31, 2009, approximately $61,859,000 were in the process of foreclosure and $29,278,000 involved borrowers in bankruptcy.  The Partnership foreclosed on nine loans during 2009 with aggregate principal balances totaling $34,907,000 and obtained the properties via the trustee’s sales.

The General Partner believes that Partnership loan delinquencies and foreclosures may continue to rise in the next several months and that this may lead to a further reduction in the net income (yield) paid to limited partners. In addition, pursuant to the modified line of credit agreement executed in October 2009, the Partnership is prohibited from distributing more than a 3.0% annual yield to limited partners on a monthly basis until the line of credit is fully repaid. The annualized yields paid out to limited partners in January and February 2010 were 0.30% and 0.65%, respectively, as compared to an average of 1.76% during 2009.

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

Our Results are Subject to Fluctuations in Interest Rates and Other Economic Conditions Which Affect Yields

The Partnership’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.  If the economy is healthy, more people are expected to borrow money to acquire, develop and renovate real property.  As the economy is now in a recession, real estate development has slowed and mortgage defaults have risen. In addition, there has been a tightening in the credit markets and real estate lending has slowed considerably, which has resulted in fewer Partnership loans being repaid in a timely manner. All of these factors, coupled with a significant increase in limited partner withdrawal requests and additional restrictions under the Partnership’s line of credit, have resulted in reduced Partnership liquidity and income. Currently, the Partnership is not able to invest in new mortgage loans due to cash flow constraints. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year, but may not have the cash available to enable it to honor withdrawal requests or make new investments during that time.

Larger Loans Result in Less Diversity and May Increase Risk

As of December 31, 2009, the Partnership was invested in a total of 54 mortgage loans, with an aggregate face value of $211,783,760.  The average value of those loans was approximately $3,922,000, and the median value was $2,208,000.  There were twelve of such loans with a face value each of 3% or more of the aggregate face value of all loans, and the largest loan had a face value of 11% of total Partnership loans.  The Partnership Agreement permits investment in any single mortgage loan with a face value up to 10% of the total Partnership assets as of the date the loan is made.

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

As of December 31, 2009, the Partnership maintained an allowance for loan losses of approximately $28,393,000.  This includes a specific allowance of $22,748,000 on ten loans and a general allowance of $5,645,000.

Foreclosures Create Additional Ownership Risks

The Partnership foreclosed on nine loans during the year ended December 31, 2009 with aggregate principal balances totaling $34,907,000 and obtained the properties via the trustee’s sales.  In addition, as of December 31, 2009, eight delinquent loans with aggregate principal balances totaling $61,859,000 have had notices of default filed or are in the process of foreclosure.

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

During the year ended December 31, 2009, the Partnership recorded impairment losses on five of its real estate properties held for sale and investment in the aggregate amount of approximately $3,636,000.

Geographical Concentration of Mortgages May Result in Additional Delinquencies

Northern California real estate secured approximately 43% of the total mortgage loans held by the Partnership as of December 31, 2009. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those.  In addition, 9.3%, 7.9%, 12.4%, 7.5% and 6.1% of total mortgage loans were secured by Southern California, Arizona, Florida, Colorado and Washington real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

Commercial real estate markets in California have suffered with the worsening economy, and the Partnership expects that this may continue to adversely affect the Partnership’s operating results. In addition, approximately 77% of the Partnership’s mortgage loans are secured by real estate in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past year or more.

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

As of December 31, 2009, the Partnership’s loan portfolio contains approximately 29% in construction and rehabilitation loans.

Investments in loans secured by leasehold interests may be riskier than loans secured by fee interests in properties

Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and the Partnership’s rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease. As of December 31, 2009, the Partnership’s loan portfolio contained no loans secured by leasehold interests.

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

As of December 31, 2009, the Partnership’s loan portfolio contained 4.2% in second mortgage loans and 6.3% in third mortgage loans.  As of December 31, 2009, the Partnership was invested in no wraparound mortgage loans.

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

Any of these could create a material adverse affect on Partnership assets and/or profitability. During the course of the due diligence for the sale of properties owned by the Partnership in Santa Clara, California during 2008, it was discovered that the properties were contaminated and that remediation and monitoring may be required. The parties to the sale agreed to enter into an Operating Agreement to restructure the arrangement as a joint venture. Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified its joint venture partner against all obligations related to the contamination. The Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties for the year ended December 31, 2008.  As of December 31, 2009, approximately $579,000 remains accrued. The Partnership is unable to estimate the maximum amount to be paid under this guarantee, as the Operating Agreement does not limit the obligations of the Partnership.

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

The total amount of such borrowing cannot exceed at any time 50% of the aggregate fair market value of all Partnership mortgage loans. The Partnership has a line of credit agreement with a group of banks that has provided interim financing on mortgage loans invested in by the Partnership. On October 13, 2009, a Modification to Credit Agreement was executed extending the maturity date to March 31, 2010 but providing that the lending banks are not required to advance any additional amounts. As of December 31, 2009, the credit line’s principal balance was $23,695,000. As of the date of this filing, the principal balance on the line of credit is approximately $22,872,000. As further described in the following paragraphs, the October 2009 credit line modification that the Partnership negotiated in order to extend the maturity date imposes additional costs and restrictions on the Partnership.  As a result, the Partnership and limited partners face increased risk from our bank line of credit.

Borrowing by the Partnership under its bank line of credit is secured, with recourse by the lending banks to all Partnership assets.  As a result of modifications to our line of credit agreement, the agent for the lending banks has received collateral assignments of deeds of trusts for current performing note receivables with a value of at least 200% of the credit line’s principal balance.  Additionally, the line of credit is guaranteed by the General Partner.

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

In connection with modifications to our line of credit agreement, the unpaid principal amount bears interest prior to maturity at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of December 31, 2009), subject to an interest rate floor of 7.50% per annum.  Prior to March 2009, interest on the line of credit accrued at the prime rate, but a 5% interest floor was imposed by the banks in March 2009 as a condition of a financial covenant waiver. These interest rate increases and floors will immediately increase the Partnership’s cost of funds on such borrowings, resulting in higher Partnership interest expense and lower Partnership income than would apply when interest accrued at the prime rate.

As a result of the modifications to the line of credit agreement, the Partnership is unable to borrow additional funds on the credit line and must either repay or refinance its outstanding borrowings by March 31, 2010, or obtain an extension from the lending banks. The General Partner originally anticipated that the Partnership would be able to fully repay the line of credit balance from loan payoffs and/or real estate sales proceeds by the maturity date. However, it has taken longer for some of the Partnership’s borrowers to obtain take-out financing and two real estate sales contracts were canceled by the buyers.  The General Partner has initiated negotiations with the lending banks to further extend the March 31, 2010 maturity date of the line of credit to a date by which it is anticipated that the Partnership will have sufficient funds to retire the entire outstanding balance on the line of credit. The General Partner’s continuing intention is to cause the Partnership to retire the line of credit as soon as practicable. Based upon discussions with the banks, the General Partner expects the extension will be completed on or shortly after the current maturity date, although there can be no assurance that the Partnership will obtain an extension from the banks promptly or on terms that are not materially adverse to the Partnership’s operations and financial condition. Unless an acceptable extension can be negotiated, the Partnership may be required to refinance, potentially on less favorable terms, or to liquidate Partnership investments to repay outstanding borrowings.

If the Partnership obtains an acceptable extension of the maturity date, but is unable to maintain compliance with line of credit covenants in the future, or to timely obtain a waiver of noncompliance, the banks may accelerate repayment of outstanding borrowings, or charge a higher “default rate” of interest.  Each of these consequences could reduce the amount of cash available to the Partnership, and therefore the amount of cash available for repurchases of Units from, or distributions to, limited partners.  The maturity of the credit line or acceleration of repayment could require the Partnership to refinance, potentially on less favorable terms, or to liquidate Partnership investments to repay outstanding borrowings.  There can be no assurance that we will be able to maintain compliance with covenants or obtain waivers of noncompliance on acceptable terms.

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

•
The total amount withdrawn by all limited partners during any calendar year, combined with the total amount of net proceeds distributed pro rata to limited partners during the year, cannot exceed 10% of the aggregate capital accounts of the limited partners, except upon final liquidation of the Partnership;

•	Any withdrawal that reduces a limited partners’ capital account below $2,000 may lead to the General Partner distributing all remaining amounts in the account to close it out;

•	Withdrawal requests are honored in the order in which they are received; and

•	Payments are only made by the Partnership on the last day of any month.

If the Partnership does not sell sufficient Units, if principal payments on existing loans decrease, or if the General Partner decides to distribute net proceeds pro rata to limited partners, your ability to have your Units repurchased may be adversely affected, especially if the total amount of requested withdrawals should increase substantially. To help prevent lack of such liquidity, the Partnership will not refinance or invest in new loans using payments of loan principal by borrowers, new invested capital of limited partners or proceeds from the sale of real estate, unless it has sufficient funds to cover previously requested withdrawals that are permitted to be paid. In December 2008, the Partnership reached the 10% limited partner withdrawal limit and the majority of scheduled withdrawals for December were temporarily suspended.  These withdrawals were then made in January 2009. All 2009 scheduled withdrawals in the total amount of approximately $57,368,000 (in excess of 10% of limited partner capital) were not made because the Partnership did not have available cash to make such withdrawals and, pursuant to the modified line of credit agreement executed in October 2009, is prohibited from making capital distributions until the line of credit is fully repaid.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in mid to late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year.

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

The General Partner has sole discretion in selecting the mortgage loans to be invested in by the Partnership, so the limited partners have no control over the choice of mortgage loans to be acquired with their invested funds. There are currently only five loan brokers obtaining loans for the Partnership that are employed by the General Partner.  If any one of these brokers were to leave the General Partner or become ill for a long period of time, it could impact the amount of new loans originations and the monitoring of existing loans for the Partnership.

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

Payment of Fees to General Partner

Acquisition and origination fees to the General Partner are generally payable up front from payments made by third party borrowers.  These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at placement, extension or refinancing of the loan or at the time of final repayment of the loan. Such fees may create a conflict of interest for the General Partner when determining whether particular loans are suitable as investments for the Partnership.  Because the General Partner receives all of these fees, the Partnership’s interests will diverge from those of the General Partner when the General Partner decides whether it should charge the borrower a higher rate of interest on a loan or higher fees.  The General Partner could negotiate higher loan origination fees for itself in exchange for a lower interest rate to the detriment of the Partnership.  The General Partner employs no formal procedures to address this potential conflict of interest and the limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in this situation. Substantial amounts were earned by the General Partner in 2008 and 2009 from loan origination fees.

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

In prior periods, the General Partner has elected to receive less than the maximum management fees it is entitled to pursuant to the Partnership Agreement, which is 2 ¾% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each month.  Because the General Partner has not elected to receive all of the management fees that it was otherwise entitled to receive in all prior periods, the Partnership’s performance (and yield/distributions to limited partners) in those prior periods may be better than the Partnership’s performance in future periods in which the General Partner elects to receive up to the maximum management fees.  In 2009, the General Partner elected to receive a management fee of 0.89%, compared to 1.53% in 2008, 0.79% in 2007 and 2.04% in 2006. The limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in those situations.

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

Tax counsel to the Partnership has given its opinion as of April 30, 2009, that under Treasury Regulations adopted in 1996, the Partnership will retain its previous classification as a partnership for tax purposes.  Tax counsel has also given its opinion as of that date that the Partnership will not be classified as a “publicly traded partnership”, taxable as a corporation.
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

PART I - Item 2. PROPERTIES

As of December 31, 2009, the Partnership holds title to twenty-three real estate properties that were acquired through foreclosure including nine within majority- or wholly-owned limited liability companies (see below). As of December 31, 2009, the total carrying amount of these properties was $79,888,000. Eighteen of the properties are being held for long-term investment and the remaining five properties are currently being marketed for sale. All of the properties individually have a book value less than 2% of total Partnership assets as of December 31, 2009, other than the property within 720 University, LLC (see below).

•	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.

•	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties acquired through foreclosure (other than within 720 University, LLC- see below).

•
Of the twenty-three properties held, fifteen of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment and completion of renovations to certain of the condominium units owned in Phoenix, Arizona and San Diego, California).

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

For purposes of assessing potential impairment of value during 2009, the Partnership obtained updated appraisals or other valuation support on several of its real estate properties held for sale and investment, which resulted in additional impairment losses on five properties in the aggregate amount of approximately $3,636,000 recorded in the consolidated statements of income.

Investment in Limited Liability Companies

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

The Partnership advanced approximately $382,000 and $793,000 to DarkHorse during the years ended December 31, 2009 and 2008, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $610,000 and $401,000 for the years ended December 31, 2009 and 2008, respectively.  Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements. During the years ended December 31, 2009 and 2008, the Partnership recorded impairment losses of approximately $335,000 and $671,000, respectively, on the golf course.

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

Dation sold no houses or lots during the years ended December 31, 2009 and 2008. Dation did not repay any of its Partnership loan and repaid $0 and $75,000, respectively, in Partnership capital contributions during the years ended December 31, 2009 and 2008.  The Partnership advanced an additional $226,000 and $16,000, respectively, to Dation during the years ended December 31, 2009 and 2008.

The net (loss) income to the Partnership from Dation was approximately $(32,000) and $35,000 during the years ended December 31, 2009 and 2008 respectively.  During the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $909,000 on the manufactured home park.

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

The net income to the Partnership was approximately $170,000 and $204,000 (including depreciation and amortization of approximately $552,000 and $615,000) during the years ended December 31, 2009 and 2008, respectively. The non-controlling interest of the joint venture partner of approximately $35,000 and $69,000 as of December 31, 2009 and 2008, respectively, is reported in the Partnership’s consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $13,010,000 and $13,440,000 as of December 31, 2009 and 2008, respectively.

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

The net loss to the Partnership from Anacapa was approximately $335,000 (including depreciation of $306,000) for the year ended December 31, 2009.

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

The net loss to the Partnership from Last Resort was approximately $49,000 (including depreciation of $9,000) for the year ended December 31, 2009.

33rd Street Terrace, LLC

33rd Street Terrace, LLC (33rd Street) is a California limited liability company formed in May 2009 for the purpose of owning and operating 19 condominium units in a complex located in San Diego, California, which was acquired by the Partnership via foreclosure in May 2009. The Partnership is the sole member in 33rd Street. The assets, liabilities, income and expenses of 33rd Street have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from 33rd Street was approximately $14,000 for the year ended December 31, 2009.

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

The Partnership advanced approximately $211,000 to Lone Star during the year ended December 31, 2009, for operations and equipment purchases. The net loss to the Partnership from Lone Star was approximately $92,000 (including depreciation of $28,000) for the year ended December 31, 2009.

54th Street Condos, LLC

54th Street Condos, LLC (54th Street) is an Arizona limited liability company formed in December 2009 for the purpose of owning and operating 133 condominium units in a complex located in Phoenix, California, which was acquired by the Partnership via foreclosure in November 2009. The Partnership is the sole member in 54th Street. The assets, liabilities, income and expenses of 54th Street have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from 54th Street was approximately $31,000 for the year ended December 31, 2009.

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

Holders

As of December 31, 2009, 2,393 Limited Partners held 241,534,226 Units of limited partnership interests in the Partnership.

Dividends

The Partnership generally distributes all tax basis net income of the Partnership to Unit holders on a monthly basis.  Partners have the ability to reinvest their distributions into new Units of the Partnership pursuant to the Reinvested Distributions Plan. The Partnership made cash distributions of net income to Limited Partners and the General Partner of approximately $4,716,000 and $7,064,000 during 2009 and 2008, respectively.

It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders on a monthly basis. However, pursuant to the October 2009 credit line modification, the Partnership cannot make income distributions to partners in excess of a 3% annual return on investment, until the line of credit is fully repaid.

Securities Authorized for Issuance under Equity Compensation Plans

None

PART II - Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in this Form 10-K.  Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2010 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions including a downturn in the real estate markets where the Partnership has made loans), adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities.  At December 31, 2009, the Partnership owned twenty-three real estate properties, including nine within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate. Actual results could vary from the aforementioned provisions for losses. If the probable ultimate recovery of the carrying amount of a loan is less than amounts due according to the contractual terms of the loan agreement, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued by management at the estimated fair value of the related collateral, less estimated selling costs. Estimated collateral fair values are determined based on third party appraisals, opinions of fair value from third party real estate brokers and/or comparable third party sales.

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

Real estate held for investment includes real estate purchased or acquired through foreclosure (including nine properties within consolidated limited liability companies) and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

The Partnership periodically compares the carrying value of real estate held for investment to expected undiscounted future cash flows as determined by internally or third party generated valuations for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

The Partnership’s environmental remediation liability related to a property located in Santa Clara, California was estimated based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $2,033,000 and $4,204,000 for the years ended December 31, 2009 and 2008, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $613,000 and $686,000 for the years ended December 31, 2009 and 2008, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $1,588,000 and $3,549,000 on loans originated or extended of approximately $38,831,000 and $136,675,000 for the years ended December 31, 2009 and 2008, respectively. Of the $1,588,000 in acquisition and origination fees earned by the General Partner during the year ended December 31, 2009, approximately $1,077,000 were back-end fees that will not be collected until the related loans are paid in full.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $966,000 and $1,203,000 for the years ended December 31, 2009 and 2008, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $24,000 and $34,000 for the years ended December 31, 2009 and 2008, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $72,000 and $88,000 during the years ended December 31, 2009 and 2008, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2009, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership during the years ended December 31, 2009 and 2008, respectively.

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

The Partnership will originate loans secured by very diverse property types. In addition, the Partnership will occasionally lend to borrowers whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make mortgage loans that are riskier than mortgage loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property collateral, such as with lower loan to value ratios. The Partnership is not presently originating new mortgage loans, as it must first fully repay or refinance its outstanding line of credit borrowings by March 31, 2010, or obtain an extension from the lending banks. After repayment of the credit line, the General Partner anticipates that the Partnership will make capital distributions pro rata to its limited partners (up to 10% of limited partners’ capital per calendar year) with net proceeds from loan payoffs, real estate sales and/or capital contributions, as funds become available.

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

From 2007 to 2009, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate has increased substantially from 5.0% in December 2007 to 10.0% in December 2009 while the California unemployment rate has increased over the same period from 6.1% to 12.4%. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 2.0% in 2007 to 1.1% in 2008. The Gross Domestic Product showed annualized decreases of 6.4% and 0.7% the first two quarters of 2009 and annualized increases of 2.2% and 5.7% in the third and fourth quarters of 2009. While the U.S. economy has been in recession for many months, many economists believe that the economy has recently come out of recession. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remains as of December 31, 2009.

The Partnership has experienced increased loan delinquencies and foreclosures over the past two years.  The General Partner believes that this has primarily been the result of the depressed economy and the slowing housing market in California and other parts of the nation as eighteen of the thirty-eight delinquent and past maturity loans as of December 31, 2009 are either residential land or condominium/apartment projects. In addition, the Partnership foreclosed on eight loans secured partially or fully by residential improved and unimproved property located in California during 2007, 2008 and 2009. The increased loan delinquencies and foreclosures have resulted in a substantial reduction in Partnership income over the past year. In addition, due to the state of the economy and depressed real estate values, the Partnership has had to increase its loan loss reserves and take write-downs on certain real estate properties which, in turn, have resulted in losses to the Partnership.

Although currently the General Partner believes that only ten of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), the current economic slowdown could continue to push values of real estate properties lower.  Given the continued decreasing values in the real estate market, the Partnership continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009 and a decreased ability to meet those requests. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 scheduled withdrawals of approximately $57,368,000 (in excess of 10% of limited partner capital) were not made because the Partnership did not have sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership is prohibited from making capital distributions to partners until the line of credit is fully repaid. After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in mid- to late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

Although it appears that the U.S. economy has recently experienced positive growth, continued unemployment could negatively affect the values of real estate held by the Partnership and providing security for Partnership loans. This could potentially lead to even greater delinquencies and foreclosures, further reducing the liquidity and net income (yield) of the Partnership, decreasing the cash available for distribution in the form of net income and capital redemptions, and increase real estate held by the Partnership.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2009, 43.3% of loans were secured by real estate in Northern California, while 12.4%, 9.3%, 7.9%, 7.5% and 6.1% were secured by real estate in Florida, Southern California, Arizona, Colorado and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results

	Year Ended December 31,
	2009	2008
Total revenues	$20,939,784	$31,058,755
Total expenses	41,065,553	28,881,695

Net (loss) income	$(20,125,769)	$2,177,060

Less: Net loss attributable to non-controlling interest	(10,336)	(13,896)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(20,136,105)	$2,163,164

Net (loss) income allocated to limited partners	$(19,939,061)	$2,139,623

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(.08)	$.01

Annualized rate of return to limited partners (1)	(7.7)%	0.7%

Distribution per partnership unit (yield) (2)	1.8%	6.8%

Weighted average limited partnership units	257,692,000	288,606,000

(1)
The annualized rate of return to limited partners is calculated based upon the net (loss) income allocated to limited partners per weighted average limited partnership unit as of December 31, 2009 and 2008.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

2009 Compared to 2008

Total Revenues

Interest income on loans secured by trust deeds decreased $9,907,000 (40.4%) during the year ended December 31, 2009, as compared to 2008, primarily due to an increase in non-accrual loans that were greater than ninety days delinquent in payments and a decrease in the weighted average balance of the loan portfolio of approximately 10.9% during 2009 (due to loan payoffs and foreclosures experienced by the Partnership during the year). See “Financial Condition – Loan Portfolio” below.

Gain on sales of real estate and equipment of approximately $79,000 during the year ended December 31, 2009 was primarily due to the sale of a unit in the office condominium complex located in Roseville, California for a gain of approximately $50,000 and the recognition of $23,000 in deferred gain related to the sale of the Bayview Gardens property in 2006. During the year ended December 31, 2008, gain on sales of real estate was approximately $1,150,000 and was due primarily to the sale of ½ of the properties located in Santa Clara, California (see “Investment in Limited Liability Company” below) for gain of approximately $1,037,000 and the sale of a unit in the office condominium complex located in Roseville, California that was obtained via deed in lieu of foreclosure in September 2008 for gain of approximately $102,000.

Other income decreased $171,000 (77.7%) during the year ended December 31, 2009, as compared to the same period in 2008, due primarily to a decrease in interest earned on money market investments and certificates of deposit during 2009. The Partnership had less cash and equivalents available, on average, during 2009 as compared to 2008. In addition, the rates earned on money market investments and certificates of deposit have decreased during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Income from investment in limited liability company increased $93,000 (196%) during the year ended December 31, 2009, as compared to the same period in 2008 because the Partnership made its investment in 1850 De La Cruz, LLC in the third quarter of 2008 (see “Investment in Limited Liability Company” below).

Total Expenses

Management fees to the General Partner decreased $2,171,000 (51.6%) during the year ended December 31, 2009, as compared to the same period in 2008.  This decrease was mainly a result of a decrease in interest income received on loans secured by trust deeds and an increase in expenses during 2009. For 2009, while the General Partner did not collect the maximum management fees, it collected management fees equal to the minimum amount that the General Partner determined it needed to be paid in fees from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

Servicing fees to the General Partner decreased $73,000 (10.7%) during the year ended December 31, 2009, as compared to 2008. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 10.9% during the year ended December 31, 2009 as compared to 2008.

The maximum servicing fees were paid to the General Partner during the year ended December 31, 2009. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2009, the management fees would have been $6,740,000 (increase of $4,707,000), which would have increased net loss allocated to limited partners by approximately 23.4% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.10 from a loss of $0.08.

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2008, the management fees would have been $7,545,000 (increase of $3,341,000), which would have reduced net income allocated to limited partners by approximately 154.6%, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.004 from a profit of $0.01.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2009, 2008, 2007 and 2006, the management fees were 0.89%, 1.53%, 0.79% and 2.04% of the average unpaid balance of mortgage loans, respectively.

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

Legal and professional expenses increased $238,000 (55.5%) during the year ended December 31, 2009, as compared to the same period in 2008, primarily due to increased legal, appraisal and auditing costs incurred as a result of increased delinquent loans and loans in the process of foreclosure.

Interest expense increased $468,000 (22.2%) during the year ended December 31, 2009, as compared to 2008, due to an increase in the rate of interest charged on the Partnership’s line of credit in order to obtain a waiver of covenant violations incurred in late 2008 and early 2009 and in connection with the line of credit modification agreement executed in October 2009. During 2009, the line of credit interest rate became subject to a floor of not less than 5% per annum, which was thereafter increased to a floor of 7.50% per annum.

The provision for loan losses of $24,475,000 during the year ended December 31, 2009 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $1,668,000 during 2009 due to foreclosures experienced and an increase in impaired loans in 2009 that were analyzed for a specific allowance. The specific loan loss allowance increased $16,333,000 during the year as reserves were increased or established on ten loans based on third party appraisals and other indications of value. The Partnership recorded a provision for loan losses of approximately $9,537,000 during the year ended December 31, 2008.

Losses on real estate properties during the year ended December 31, 2009 were the result of updated appraisals and other valuation support obtained on several of the Partnership’s real estate properties, which resulted in impairment losses recorded on five properties totaling $3,636,000 during the year.

During the course of the due diligence for the sale of properties owned by the Partnership in Santa Clara, California, it was discovered that the properties were contaminated and that remediation and monitoring may be required. The parties to the sale agreed to enter into an Operating Agreement to restructure the arrangement as a joint venture. Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified its joint venture partner against all obligations related to the contamination. The Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate which was recorded as Environmental Remediation Expense in the consolidated statements of income for the year ended December 31, 2008.  The Partnership estimated the amount to be paid under this guarantee based on the information available at that time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties decreased $992,000 (736%) during the year ended December 31, 2009, as compared to 2008, due primarily to additional net losses incurred on real estate foreclosed during 2008 and 2009, depreciation incurred on several of the Partnership’s real estate properties held for investment, and a net loss of approximately $610,000 from the golf course in DarkHorse Golf Club, LLC that was acquired through foreclosure in 2007.

Financial Condition

December 31, 2009 and 2008

Loan Portfolio

The number of Partnership mortgage investments decreased from 64 as of December 31, 2008 to 54 as of December 31, 2009, and the average loan balance decreased from $4,097,000 to $3,922,000 between December 31, 2008 and December 31, 2009.

Approximately $146,039,000 (69.0%) and $95,743,000 (36.5%) of the loans invested in by the Partnership were impaired and/or more than ninety days delinquent in monthly payments as of December 31, 2009 and 2008, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $22,292,000 and $36,324,000 as of December 31, 2009 and 2008, respectively (combined total of $168,331,000 and $132,067,000, respectively, that are past maturity and delinquent in payments greater than ninety days). Of the impaired and past maturity loans, approximately $61,859,000 (29.2%) and $46,148,000 (17.6%), respectively, were in the process of foreclosure and approximately $29,278,000 (13.8%) and $10,500,000 (4.0%), respectively, involved loans to borrowers who were in bankruptcy.  The Partnership foreclosed on nine and six loans during the years ended December 31, 2009 and 2008, respectively, with aggregate principal balances totaling approximately $34,907,000 and $18,220,000, respectively, and obtained the properties via the trustee’s sales.

Loans in the process of foreclosure increased by $15,711,000 between December 31, 2008 and 2009 due to continued delinquencies experienced during 2009.

Loans involving borrowers in bankruptcy as of December 31, 2008 consisted of two loans with aggregate principal balances totaling $10,500,000, secured by the same property.  These loans were foreclosed on by the Partnership in 2009. In addition, five loans, four of which are secured by the same properties, resulted in the borrowers entering into bankruptcy during 2009.

Of the total impaired and past maturity loans as of December 31, 2009, one loan with an aggregate principal balance of $525,000 was paid off in full subsequent to year end. In addition, the borrower of one impaired loan with a principal balance of $4,325,000 that was in the process of foreclosure as of December 31, 2009 entered into bankruptcy protection in March 2010 (subsequent to year end).

As of December 31, 2009 and 2008, the Partnership held the following types of mortgages:
	2009	2008
By Property Type:
Commercial	$100,400,765	$118,156,590
Condominiums	59,470,752	93,460,019
Apartments	4,325,000	4,325,000
Single family homes (1-4 units)	327,127	331,810
Improved and unimproved land	47,260,116	45,962,782
	$211,783,760	$262,236,201
By Deed Order:
First mortgages	$189,642,783	$234,060,285
Second and third mortgages	22,140,977	28,175,916
	$211,783,760	$262,236,201

As of December 31, 2009 and 2008, approximately 43% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, as of December 31, 2009 approximately 77% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past several months.

The Partnership’s investment in loans decreased by $50,452,000 (19.2%) during the year ended December 31, 2009 as a result of loan payoffs and foreclosures in excess of loan originations.

The General Partner increased the allowance for loan losses by approximately $14,665,000 (provision net of charge-offs) during the year ended December 31, 2009.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 were as follows:
	2009	2008
Balance, beginning of period	$13,727,634	$5,042,000
Provision	24,474,853	9,537,384
Charge-off	(9,809,549)	(851,750)
Balance, end of period	$28,392,938	$13,727,634

The Partnership’s allowance for loan losses was $28,392,938 and $13,727,634 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, there was a general allowance for loan losses of $5,645,000 and $7,313,000, respectively, and a specific allowance for loan losses on ten and four loans in the total amount of $22,747,948 and $6,414,634, respectively.

Real Estate Properties Held for Sale and Investment

As of December 31, 2009, the Partnership held title to twenty-three properties that were foreclosed on or purchased by the Partnership in the amount of approximately $79,888,000 (including properties held in nine limited liability companies), net of accumulated depreciation of $4,388,000. The Partnership foreclosed on nine and six loans during the years ended December 31, 2009 and 2008, respectively, with aggregate principal balances totaling $34,907,000 and $18,220,000, respectively, and obtained the underlying properties via the trustee’s sales (see below). As of December 31, 2009, properties held for sale total $10,852,000 and properties held for investment total $69,036,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Balance, beginning of period	$58,428,572	$52,910,307
Real estate acquired through foreclosure, net of specific loan loss allowance	25,862,918	17,904,366
Investments in real estate properties	733,188	1,494,083
Sales of real estate properties	(417,286)	(5,055,512)
Impairment losses on real estate properties	(3,636,247)	(6,005,018)
Transfer of real estate to investment in LLC	—	(2,129,204)
Depreciation of properties held for investment	(1,082,609)	(690,450)
Balance, end of period	$79,888,536	$58,428,572

Eight of the Partnership’s twenty-three properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $4,953,000 to $6,882,000 (39.0%) for the years ended December 31, 2008 and 2009, respectively, and revenues associated with these properties have increased from $5,088,000 to $6,025,000 (18.4%), thus generating a net loss from real estate properties of $857,000 during the year ended December 31, 2009 (compared to net income of $135,000 during 2008).

For purposes of assessing potential impairment of value during 2009, the Partnership obtained updated appraisals or other valuation support for its real estate properties held for sale and investment. This resulted in the Partnership recording impairment losses on the storage facility located in Stockton, California, the golf course located in Auburn, California (held within DarkHorse Golf Club, LLC), the improved residential lots located in Auburn, California (held within Baldwin Ranch Subdivision, LLC) and four of the manufactured houses/lots located in Ione, California that are currently held for sale, in the aggregate amount of approximately $3,616,000 during 2009. In addition, the 19 condominium units located in San Diego, California were reported as held for sale at the time of foreclosure in May 2009. At December 31, 2009, management determined that the property should be transferred to held for investment, which resulted in an impairment loss of approximately $20,000 as the property was re-measured at the lower of its carrying amount, adjusted for depreciation expense that would have been recognized had the property been continuously classified as held for investment, or its fair value at the date of the subsequent decision not to sell.

During the year ended December 31, 2009, the Partnership sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

For purposes of assessing potential impairment of value on properties during 2008, the Partnership obtained updated appraisals or other valuation support  as of December 31, 2008 or during the first quarter of 2009 for the unimproved, residential land located in Madera County, California, the manufactured home subdivision development located in Lake Charles, Louisiana (held within Dation, LLC), the golf course located in Auburn, California (held within DarkHorse Golf Club, LLC), and the manufactured home park located in Ione, California. As a result, the Partnership recorded impairment losses in the aggregate amount of approximately $6,005,000 during 2008.

2009 Foreclosure Activity

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Coolidge, Arizona in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $99,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.

During the year ended December 31, 2009, the Partnership foreclosed on two first mortgage loans secured by eight luxury townhomes located in Santa Barbara, California in the amount of $10,500,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $432,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.  The Partnership formed a new, wholly-owned limited liability company, Anacapa Villas, LLC (see below), to own and operate the townhomes.

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by a marina with 30 boat slips and 11 RV spaces located in Oakley, California in the amount of $665,000 and obtained the property via the trustee’s sale.  As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan by approximately $242,000, and, thus, a specific loan allowance was established for this loan. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in 2009. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, The Last Resort and Marina, LLC (see below), to own and operate the marina.

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by 19 converted units in a condominium complex located in San Diego, California in the amount of approximately $1,411,000 and obtained the property via the trustee’s sale. In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as delinquent property taxes) in the total amount of approximately $88,000 were capitalized to the basis of the property. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, 33rd Street Terrace, LLC (see below), to own and operate the units.

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by a golf course located in Auburn, California in the amount of $4,000,000 and obtained the property via the trustee’s sale. As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established for this loan in the total amount of approximately $2,090,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in 2009, along with an additional charge to provision for loan losses of approximately $53,000 for additional delinquent property taxes.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Lone Star Golf, LLC (see below), to own and operate the golf course.

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Sunnyvale, California in the amount of $3,300,000 and obtained the property via the trustee’s sale. In addition, accrued interest and certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $129,000 were capitalized to the basis of the property. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Wolfe Central, LLC subsequent to year end, to own and operate the building.

During the year ended December 31, 2009, the Partnership foreclosed on two first mortgage loans secured by 133 fully and partially renovated condominiums in a complex located in Phoenix, Arizona in the amount of $13,032,000 and obtained the units via the trustee’s sale. During 2009, it was determined that the fair value of the units was lower than the Partnership’s investment in the loans and a specific loan allowance was established for this loan in the total amount of approximately $3,589,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $70,000 for additional delinquent property taxes and foreclosure costs incurred.  In addition, it was determined subsequent to foreclosure that the former borrower had not completed renovation of 79 of the units. Thus, an additional charge to provision for loan losses of approximately $3,766,000 was recorded at the time of foreclosure for the estimated reduction in value related to the incomplete units and current market conditions. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, 54th Street Condos, LLC, to own and operate the units.

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

Dation sold no houses or lots during the years ended December 31, 2009 and 2008. Dation did not repay any of its Partnership loan and repaid $0 and $75,000, respectively, in Partnership capital contributions during the years ended December 31, 2009 and 2008.  The Partnership advanced an additional $226,000 and $16,000, respectively, to Dation during the years ended December 31, 2009 and 2008.

The net (loss) income to the Partnership from Dation was approximately $(32,000) and $35,000 during the years ended December 31, 2009 and 2008 respectively.  During the year ended December 31, 2008, the Partnership recorded an impairment loss of approximately $909,000 on the manufactured home park.

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

The Partnership advanced approximately $382,000 and $793,000 to DarkHorse during the years ended December 31, 2009 and 2008, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $610,000 and $401,000 for the years ended December 31, 2009 and 2008, respectively.  Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements. During the years ended December 31, 2009 and 2008, the Partnership recorded impairment losses of approximately $335,000 and $671,000, respectively, on the golf course.

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

The net income to the Partnership was approximately $170,000 and $204,000 (including depreciation and amortization of approximately $552,000 and $615,000) during the years ended December 31, 2009 and 2008, respectively. The non-controlling interest of the joint venture partner of approximately $35,000 and $69,000 as of December 31, 2009 and 2008, respectively, is reported in the Partnership’s consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $13,010,000 and $13,440,000 as of December 31, 2009 and 2008, respectively.

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

The net loss to the Partnership from Anacapa was approximately $335,000 (including depreciation of $306,000) for the year ended December 31, 2009.

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

The net loss to the Partnership from Last Resort was approximately $49,000 (including depreciation of $9,000) for the year ended December 31, 2009.

33rd Street Terrace, LLC

33rd Street Terrace, LLC (33rd Street) is a California limited liability company formed in May 2009 for the purpose of owning and operating 19 condominium units in a complex located in San Diego, California, which was acquired by the Partnership via foreclosure in May 2009. The Partnership is the sole member in 33rd Street. The assets, liabilities, income and expenses of 33rd Street have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from 33rd Street was approximately $14,000 for the year ended December 31, 2009.

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

The Partnership advanced approximately $211,000 to Lone Star during the year ended December 31, 2009, for operations and equipment purchases. The net loss to the Partnership from Lone Star was approximately $92,000 (including depreciation of $28,000) for the year ended December 31, 2009.

54th Street Condos, LLC

54th Street Condos, LLC (54th Street) is an Arizona limited liability company formed in December 2009 for the purpose of owning and operating 133 condominium units in a complex located in Phoenix, California, which was acquired by the Partnership via foreclosure in November 2009. The Partnership is the sole member in 54th Street. The assets, liabilities, income and expenses of 54th Street have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from 54th Street was approximately $31,000 for the year ended December 31, 2009.

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

The Partnership is accounting for its investment in the joint venture under the equity method. The net income to the Partnership from its investment in 1850 was approximately $141,000 and $48,000 for the years ended December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents, Restricted Cash and Certificates of Deposit

Cash and cash equivalents, restricted cash and certificates of deposit increased from approximately $6,030,000 as of December 31, 2008 to approximately $10,232,000 as of December 31, 2009 ($4,202,000 or 69.7%). This was due primarily to partial and full loan payoffs received during 2009 in the amount of approximately $32,774,000. The majority of the funds received from these payoffs were used to repay the line of credit (net paydown of approximately $9,219,000 during 2009) or to invest in mortgage loans or real estate properties. The remainder was used to increase the liquidity of the Partnership in the form of cash reserves.

Interest and Other Receivables

Interest and other receivables increased from approximately $3,644,000 as of December 31, 2008 to $4,644,000 as of December 31, 2009 ($1,000,000 or 27.5%), due primarily to an increase in amounts advanced on delinquent loans to cover delinquent taxes, legal fees and insurance, and other receivables related to real estate properties obtained through foreclosure during 2009.

Due to General Partner

Due to General Partner increased from  a receivable balance (Due from General Partner) of $44,000 as of December 31, 2008, to a payable balance (Due to General Partner) of $362,000 due primarily to increased accrued management fees for the months of November and December 2009 as compared to November and December 2008. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $1,704,000 as of December 31, 2008 to $2,135,000 as of December 31, 2009 ($431,000 or 25.3%), due primarily to an increase in accrued expenses on Partnership real estate and increased legal and professional fees payable as of December 31, 2009 as a result of increased delinquencies and foreclosures.

Line of Credit Payable

Line of credit payable decreased from $32,914,000 as of December 31, 2008 to $23,695,000 as of December 31, 2009 ($9,219,000 or 28.0%) due to repayments made during the year ended December 31, 2009 from loan payoffs. Due to the restrictions placed on the Partnership pursuant to the modified line of credit agreement executed in October 2009, the Partnership is no longer able to draw on the line of credit and is prohibited from distributing capital to limited partners until the line is fully repaid, among other conditions.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2009, management believes that the allowance for loan losses of $28,393,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of December 31, 2009, thirty loans totaling $146,039,000 were impaired, delinquent in monthly payments greater than ninety days and are no longer accruing interest. Twenty-eight of these loans totaling $142,277,000 were past maturity as of December 31, 2009. In addition, nine loans totaling $22,293,000 were also past maturity but current in monthly payments as of December 31, 2009 (combined total of $168,331,000 in loans that are past maturity and delinquent in payments greater than ninety days). The Partnership recorded a charge-off against the allowance for loan losses of approximately $9,810,000 for four foreclosed loans during the year ended December 31, 2009 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $24,475,000 for losses that are estimated to have likely occurred, which resulted in a net increase to the allowance of approximately $14,665,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of December 31, 2009, the Partnership held five Construction Loans totaling approximately $7,781,000 and had commitments to disburse an additional $13,000 on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of December 31, 2009, the Partnership held fourteen Rehabilitation Loans totaling approximately $53,178,000 and had commitments to disburse an additional $655,000 on Rehabilitation Loans.

Liquidity and Capital Resources

During the year ended December 31, 2009, cash flows provided by operating activities approximated $7,800,000. Investing activities provided approximately $15,911,000 of net cash during the year, as approximately $33,756,000 was received from the payoff of loans, sale of real estate and maturity of certificates of deposit, net of approximately $17,854,000 used for investing in loans and real estate.  Approximately $18,981,000 was used in financing activities, as approximately $24,765,000 was used to repay the line of credit and $9,828,000 was distributed to limited partners in the form of income distributions and capital withdrawals, net of approximately $15,546,000 of cash advanced from the Partnership’s line of credit and $100,000 received from the sale of Partnership units during 2009. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year. However, due to the restrictions placed on the Partnership pursuant to the extension and modification of the line of credit agreement in October 2009, the Partnership will be required to apply to the credit line, until it is fully repaid, all net proceeds of loan repayments and real estate sales received.  Thus, the Partnership will not be able to make capital distributions or withdrawals to limited partners until the line of credit is repaid. Because the Partnership has not received sufficient net proceeds to fully repay the line of credit by the extended maturity date of March 31, 2010, the General Partner is seeking the lending banks’ agreement to a further extension of the maturity date. If the Partnership is unable to obtain an extension, it may be required to secure new borrowing with a different institution or sell real estate properties at reduced prices, potentially resulting in losses, in order to repay the outstanding balance.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the approval of the amendments to the Partnership Agreement by limited partners on such date), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 scheduled withdrawals in the total amount of approximately $57,368,000 (in excess of 10% of limited partner capital) were not made because the Partnership did not have sufficient available cash to make such withdrawals and, pursuant to the modified line of credit agreement executed in October 2009, is prohibited from making capital distributions until the line of credit is fully repaid.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in mid- to late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year.

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

Limited partner capital decreased by approximately $29,083,000 during the year ended December 31, 2009. A large component of the decrease in limited partner capital during 2009 was an increase in the allowance for loan losses and impairment losses on real estate properties in the total amount of approximately $28,111,000. The Partnership received new limited partner contributions of approximately $100,000 and $8,408,000 for the years ended December 31, 2009 and 2008, respectively.  Reinvested distributions from limited partners electing to reinvest were $2,832,000 and $13,162,000 for the years ended December 31, 2009 and 2008, respectively. Limited partner withdrawals were $5,112,000 for the year ended December 31, 2009 as compared to $29,079,000 for the year ended December 31, 2008. Limited partner withdrawal percentages have been 4.47%, 4.29%, 4.70%, 6.34%, 10.00% and 2.01% for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of three banks that has provided interim financing on mortgage loans invested in by the Partnership. On October 13, 2009, a Modification to Credit Agreement was executed extending the maturity date to March 31, 2010 but providing that the lending banks were not required to advance any additional amounts. As of December 31, 2009 and 2008, there was $23,695,000 and $32,914,000, respectively, outstanding on the line of credit. As of the date of this filing, the total amount outstanding is approximately $22,872,000. As further described in the following paragraphs, the credit line modification that the Partnership negotiated in order to extend the maturity date imposes additional costs and restrictions on the Partnership.

All assets of the Partnership are pledged as security for the line of credit. As a result of modifications to the line of credit agreement, the agent for the lending banks has received collateral assignments of deeds of trusts for current performing note receivables with a value of at least 200% of the credit line’s principal balance.  Additionally, the line of credit is guaranteed by the General Partner.

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

In connection with modifications to the line of credit agreement, the unpaid principal amount bears interest prior to maturity at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of December 31, 2009), subject to an interest rate floor of 7.50% per annum.  Prior to March 2009, interest on the line of credit accrued at the prime rate, but a 5% interest floor was imposed by the banks in March 2009 as a condition of a financial covenant waiver. These interest rate increases and floors will immediately increase the Partnership’s cost of funds on such borrowings, resulting in higher Partnership interest expense and lower Partnership income than would apply when interest accrued at the prime rate.

As a result of the modifications to the line of credit agreement, the Partnership is unable to borrow additional funds on the credit line and must either repay or refinance its outstanding borrowings by March 31, 2010, or obtain an extension from the lending banks. The General Partner originally anticipated that the Partnership would be able to fully repay the line of credit balance from loan payoffs and/or real estate sales proceeds by the maturity date. However, it has taken longer for some of the Partnership’s borrowers to obtain take-out financing and two real estate sales contracts were canceled by the buyers. The General Partner has initiated negotiations with the lending banks to further extend the March 31, 2010 maturity date of the line of credit to a date by which it is anticipated that the Partnership will have sufficient funds to retire the entire outstanding balance on the line of credit. The General Partner’s continuing intention is to cause the Partnership to retire the line of credit as soon as practicable. Based upon discussions with the banks, the General Partner expects the extension will be completed on or shortly after the current maturity date, although there can be no assurance that the Partnership will obtain an extension from the banks promptly or on terms that are not materially adverse to the Partnership’s operations and financial condition. Unless an acceptable extension can be negotiated, the Partnership may be required to refinance, potentially on less favorable terms, or to liquidate Partnership investments to repay outstanding borrowings.

The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of December 31, 2009. The interest rate on this note is fixed at 5.07% per annum and the note matures on March 1, 2015.

As of December 31, 2009, the Partnership has commitments to advance additional funds to borrowers of Construction and Rehabilitation Loans in the total amount of approximately $668,000. The Partnership expects the majority of these amounts to be advanced to borrowers in the first quarter of 2010. The source of funds to fulfill these commitments will be primarily from payoffs on existing mortgage loans or from cash reserves.

It was determined, subsequent to foreclosure of the applicable loans, that additional renovation costs in the total amount of approximately $2,000,000 will be required to complete certain of the condominium units located in Phoenix, Arizona now owned by the Partnership so that these units may be leased or sold. The funds to pay for these capitalized costs will likely come from either cash reserves or new borrowings securing the property.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of December 31, 2009), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART II - Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are indexed in Item 15 of this report.

PART II - Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants or other events reportable under Item 304(b) of Regulation S-K.

PART II - Item 9A(T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of December 31, 2009, which is the end of the period covered by this annual report on Form 10-K, the Partnership’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established  in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009.

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

The General Partner had a net worth of approximately $25,600,000 on December 31, 2009. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

•
William C. Owens – Mr. Owens, age 59, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

•
Bryan H. Draper – Mr. Draper, age 52, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the Board of Directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

•
William E. Dutra – Mr. Dutra, age 47, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

•
Andrew J. Navone – Mr. Navone, age 53, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

•
Melina A. Platt – Ms. Platt, age 43, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2009. Such fees were established by the General Partner and were not determined by arms-length negotiation.

	Year Ended
	December 31, 2009
		Maximum
Form of Compensation	Actual	Allowable
Paid by the Partnership:
Management Fees	$2,033,000	$6,740,000
Servicing Fees	613,000	613,000
Carried Interest	—	—
Subtotal	$2,646,000	$7,353,000

Paid by Borrowers:
Acquisition and Origination Fees	$1,588,000	$1,588,000
Late Payment Charges	966,000	966,000
Miscellaneous Fees	24,000	24,000
Subtotal	$2,578,000	$2,578,000

Grand Total	$5,224,000	$9,931,000

Reimbursement by the Partnership of Other Expenses	$72,000	$72,000

PART III - Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,540,000 units (1.4%) of the Partnership as of December 31, 2009. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

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

Management Fee

The General Partner is entitled to receive from the Partnership a management fee of up to 2 ¾ % per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership.  The amount of management fees to the General Partner for the year ended December 31, 2009 was approximately $2,033,000.

Servicing Fee

All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner receives up to 0.25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2009 was approximately $613,000.

Carried Interest

The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2009, the General Partner had made total cash capital contributions of $1,496,000 to the Partnership. During 2009, the Partnership incurred no carried interest expense because there was a net decrease in limited partners’ capital accounts during the year.

Reimbursement of Other Expenses

The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement).  During 2009, the Partnership reimbursed the General Partner for expenses in the amount of $72,000.

Loan Participated with General Partner

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan. The loan is secured by a condominium complex located in Miami, Florida consisting of three buildings, two of which have been renovated and in which 168 units remain unsold (the “Point” and “South” buildings) and one which contains 160 units that have not been renovated (the “North” building).  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan as follows: After any protective advances made are reimbursed to the co-lenders on a pro-rata basis, the Partnership and General Partner shall receive their share of interest in the loan prior to any other co-lender and, once all interest has been paid to the co-lenders, the Partnership and General Partner shall receive their share of principal in the loan prior to any other co-lender in the loan.  The servicer of the loan was an affiliate of the junior  co-lender (the “Servicing Agent”) and the Partnership receives the payments on the loan from the Servicing Agent. As of December 31, 2009, the Partnership had funded $894,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property and funded an additional $35,000 subsequent to year end. The Partnership also received reimbursement of its pro-rata share of protective advances of $85,000 subsequent to year end. As of December 31, 2009 and 2008, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.

During 2008, the Servicing Agent filed a notice of default on this loan and the loan, and as of December 31, 2009, the loan continues to be in the process of foreclosure. A third party appraisal was obtained on the loan’s underlying property, which resulted in the Partnership recording a specific loan loss allowance for this loan of $4,032,000 as of December 31, 2008. In April 2009, the Partnership purchased the junior lender’s investment in the loan (including principal of $7,200,000, accrued interest of approximately $1,618,000 and protective advances of approximately $535,000) for cash of $2,100,000 and a note payable in the amount of $700,000. The $2,100,000 in cash used in the purchase of the junior lender’s interest was funded through a draw on the Partnership’s line of credit. The $700,000 note had been paid down by approximately $108,000 from reimbursement of protective advances during 2009 and the remaining $592,000 was paid in full by the Partnership in October 2009. The Partnership and the General Partner assumed the duties of the Servicing Agent effective June 1, 2009. The Partnership recorded additional specific impairments on this loan of approximately $5,913,000 during 2009 (total allowance of $9,945,000).

Second Deeds of Trust Held by General Partner

As of December 31, 2009, the General Partner held a second and fourth deeds of trust in the total amount of approximately $853,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. During 2009 and 2008, the Partnership and General Partner collected no interest income on these loans.  The loans payable to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of December 31, 2009.

In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Acquisition and Origination Fees

Acquisition and origination fees, also called loan fees, mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2009, the General Partner earned acquisition and origination fees on Partnership loans in the amount of $1,588,000, on loans originated or extended of approximately $38,831,000.

Late Payment Charges

Pursuant to the Partnership Agreement, the General Partner receives all late payment charges, including additional interest and late payment fees, from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by the General Partner for such charges totaled approximately $966,000 for the year ended December 31, 2009.

PART III - Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Perry-Smith LLP audited the Partnership’s consolidated financial statements and otherwise acted as the Partnership’s independent registered public accounting firm with respect to the fiscal year ended December 31, 2009. Additionally, Perry-Smith LLP reviewed the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2009 and otherwise acted as the Partnership’s independent registered public accounting firm with respect to such period.  Moss Adams LLP audited the Partnership’s consolidated financial statements and otherwise acted as the Partnership’s independent registered public accounting firm with respect to the fiscal year ended December 31, 2008.  Additionally, Moss Adams LLP reviewed the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2009 and June 30, 2009 and otherwise acted as the Partnership’s independent registered public accounting firm with respect to such periods. The following is a summary of the fees billed or to be billed to the Partnership by Perry-Smith LLP and Moss Adams LLP for professional services rendered for 2009 and 2008:

	2009	2008

Audit Fees	$110,000	$171,420
Audit-Related Fees	5,000	9,900
Tax Fees	—	—

Total Fees	$115,000	$181,320

Note: Audit Fees for 2009 above do not include fees paid to Moss Adams LLP for March 31, 2009 and June 30, 2009 Form 10-Q reviews.

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
3
Seventh Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Prospectus Supplement No. 2 dated October 19, 2009 to Prospectus dated April 30, 2009, as previously supplemented by Prospectus Supplement No. 1 dated July 31, 2009.

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
Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999***
4.1
Seventh Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Prospectus Supplement No. 2 dated October 19, 2009 to Prospectus dated April 30, 2009, as previously supplemented by Prospectus Supplement No. 1 dated July 31, 2009

4.2
Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to the Post-Effective Amendment to Form S-11 Registration Statement No. 333-150248 filed April 30, 2009 and declared effective on April 30, 2009.

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
Modification to Credit Agreement as of February 9, 2006**
Modification to Credit Agreement as of August 15, 2006**
Modification to Credit Agreement as of February 23, 2007**
Modification to Credit Agreement dated July 20, 2007****
Modification to Credit Agreement dated March 31, 2008*****
Modification to Credit Agreement dated March 27, 2009******
Modification to Credit Agreement dated October 13, 2009*******
	21	Subsidiaries of the Registrant
	31.1	Section 302 Certification of General Partner Chief Executive Officer
	31.2	Section 302 Certification of General Partner Chief Financial Officer
	32	Certification Pursuant to U.S.C. 18 Section 1350
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
*****Previously filed under Form 10-Q for the quarterly period ended March 31, 2008 and incorporated herein by this reference.
******Previously filed under Form 10-K for the annual period ended December 31, 2008 and incorporated herein by this reference.
*******Previously filed under Form 8-K dated October 13, 2009 and incorporated herein by this reference.

(b)	Exhibits:
3
Seventh Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Prospectus Supplement No. 2 dated October 19, 2009 to Prospectus dated April 30, 2009, as previously supplemented by Prospectus Supplement No. 1 dated July 31, 2009.

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
Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999***
4.1
Seventh Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Prospectus Supplement No. 2 dated October 19, 2009 to Prospectus dated April 30, 2009, as previously supplemented by Prospectus Supplement No. 1 dated July 31, 2009.

4.2
Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to the Post-Effective Amendment to Form S-11 Registration Statement No. 333-150248 filed April 30, 2009 and declared effective on April 30, 2009.

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
Modification to Credit Agreement as of February 9, 2006**
Modification to Credit Agreement as of August 15, 2006**
Modification to Credit Agreement as of February 23, 2007**
Modification to Credit Agreement dated July 20, 2007****
Modification to Credit Agreement dated March 31, 2008*****
Modification to Credit Agreement dated March 27, 2009******
Modification to Credit Agreement dated October 13, 2009*******
	21	Subsidiaries of the Registrant
	31.1	Section 302 Certification of General Partner Chief Executive Officer
	31.2	Section 302 Certification of General Partner Chief Financial Officer
	32	Certification Pursuant to U.S.C. 18 Section 1350

(c)	Financial Statement Schedules
Schedule IV - Mortgage Loans on Real Estate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:           March 31, 2010                                              OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

By:  OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated:           March 31, 2010                                        By:     /s/ William C. Owens
William C. Owens, Director, Chief Executive Officer and President

Dated:           March 31, 2010                                        By:     /s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Financial Officer and Secretary

Dated:           March 31, 2010                                        By:     /s/ William E. Dutra
William E. Dutra, Director and Senior Vice President

Dated:           March 31, 2010                                        By:     /s/ Melina A. Platt
Melina A. Platt, Controller

Report of Independent Registered Public Accounting Firm

The Partners
Owens Mortgage Investment Fund

We have audited the accompanying consolidated balance sheet of Owens Mortgage Investment Fund (the “Partnership”) as of December 31, 2009, and the related consolidated statements of operations, partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Owens Mortgage Investment Fund as of December 31, 2008 were audited by other auditors whose report dated April 1, 2009, expressed an unqualified opinion on those financial statements prior to the retrospective change in accounting for noncontrolling interests.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens Mortgage Investment Fund as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2008 financial statements to retrospectively apply the change in accounting for noncontrolling interests, as described in Note 2 to the accompanying financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2008 financial statements of the Partnership other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

As described in Note 2, effective January 1, 2009 the Partnership changed its accounting and reporting for noncontrolling interests.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule IV is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We were not engaged to examine management’s assertion about the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009 included in the accompanying Form 10-K, and accordingly, we do not express an opinion thereon.

/s/ Perry-Smith LLP

San Francisco, California
March 31, 2010

Report of Independent Registered Public Accounting Firm

The Partners
Owens Mortgage Investment Fund

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting and disclosure for noncontrolling interest described in Note 2,  the accompanying consolidated balance sheet of Owens Mortgage Investment Fund as of December 31, 2008 and the related consolidated statements of operations, partners’ capital and cash flows for the year then ended (the 2008 financial statements before the effects of the adjustments in accounting and disclosure for noncontrolling interest described in Note 2 are not presented herein). The 2008 consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting and disclosure for noncontrolling interest described in Note 2, present fairly, in all material respects, the consolidated financial position of Owens Mortgage Investment Fund as of December 31, 2008 and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting and disclosure for noncontrolling interests described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been property applied. Those adjustments  were audited by Perry Smith LLP.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule IV is presented for purposes of additional analysis and is not a required part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Moss Adams LLP

San Francisco, California
April 1, 2009

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
December 31,

Assets	2009	2008
Cash and cash equivalents	$7,530,272	$2,800,123
Restricted cash	986,150	1,000,000
Certificates of deposit	1,715,591	2,229,601
Loans secured by trust deeds, net of allowance for losses of $28,392,938 in 2009 and $13,727,634 in 2008	183,390,822	248,508,567
Due from general partner	—	44,162
Interest and other receivables	4,644,320	3,643,774
Vehicles, equipment and furniture, net of accumulated depreciation of $268,309 in 2009 and $119,281 in 2008	626,543	566,640
Other assets, net of accumulated amortization of $599,050 in 2009 and $516,649 in 2008	560,259	432,898
Investment in limited liability company	2,141,980	2,176,883
Real estate held for sale	10,852,274	11,413,760
Real estate held for investment, net of accumulated depreciation of $4,388,466 in 2009 and $3,305,857 in 2008	69,036,262	47,014,812

	$281,484,473	$319,831,220
Liabilities and Partners’ Capital
Liabilities:
Accrued distributions payable	$51,407	$562,740
Due to general partner	362,210	—
Accounts payable and accrued liabilities	2,135,011	1,703,917
Deferred gain	855,482	878,509
Note payable	10,500,000	10,500,000
Line of credit payable	23,695,102	32,914,000

Total liabilities	37,599,212	46,559,166

Partners’ capital (units subject to redemption):
General partner	2,512,399	2,781,730
Limited partners
Authorized 500,000,000 units outstanding in 2009 and 2008; 555,824,886 and 552,097,845 units issued and 241,534,226 and 270,617,699 units outstanding in 2009 and 2008, respectively	241,338,206	270,421,679

Total OMIF partners’ capital	243,850,605	273,203,409

Noncontrolling interest	34,656	68,645
Total partners’ capital	243,885,261	273,272,054

	$281,484,473	$319,831,220

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
Years Ended December 31,

	2009	2008

Revenues:
Interest income on loans secured by trust deeds	$14,645,787	$24,553,214
Gain on sale of real estate and other assets, net	78,883	1,150,301
Rental and other income from real estate properties	6,024,958	5,087,705
Income from investment in limited liability company	141,097	47,680
Other income	49,059	219,855

Total revenues	20,939,784	31,058,755

Expenses:
Management fees to general partner	2,033,097	4,203,848
Servicing fees to general partner	612,704	685,905
Administrative	60,000	60,000
Legal and accounting	666,741	428,859
Rental and other expenses on real estate properties	6,835,648	4,952,920
Interest expense	2,582,156	2,113,897
Environmental remediation expense	—	762,035
Other	150,383	131,204
Bad debt expense	13,723	625
Provision for loan losses	24,474,853	9,537,384
Losses on real estate properties	3,636,248	6,005,018

Total expenses	41,065,553	28,881,695

Net (loss) income	$(20,125,769)	$2,177,060

Less: Net income attributable to noncontrolling interest	(10,336)	(13,896)

Net (loss) income attributable to OMIF	$(20,136,105)	$2,163,164

Net (loss) income allocated to general partner	$(197,044)	$23,541

Net (loss) income allocated to limited partners	$(19,939,061)	$2,139,623

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(0.08)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital
Years Ended December 31,

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interest	capital

Balances, December 31, 2007	$2,960,604	295,979,046	$295,783,026	$298,743,630	$108,509	$298,852,139

Net income	23,541	2,139,623	2,139,623	2,163,164	13,896	2,177,060
Sale of partnership units	410,759	8,407,942	8,407,942	8,818,701	—	8,818,701
Partners’ withdrawals	(410,759)	(29,078,814)	(29,078,814)	(29,489,573)	—	(29,489,573)
Partners’ distributions	(202,415)	(6,830,098)	(6,830,098)	(7,032,513)	(53,760)	(7,086,273)

Balances, December 31, 2008	$2,781,730	270,617,699	$270,421,679	$273,203,409	$68,645	$273,272,054

Net (loss) income	(197,044)	(19,939,061)	(19,939,061)	(20,136,105)	10,336	(20,125,769)
Sale of partnership units	—	100,040	100,040	100,040	—	100,040
Partners’ withdrawals	—	(5,112,360)	(5,112,360)	(5,112,360)	—	(5,112,360)
Partners’ distributions	(72,287)	(4,132,092)	(4,132,092)	(4,204,379)	(44,325)	(4,248,704)

Balances, December 31, 2009	$2,512,399	241,534,226	$241,338,206	$243,850,605	$34,656	$243,885,261

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(20,125,769)	$2,177,060
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of real estate, net	(78,883)	(1,150,301)
Income from investment in limited liability company	(141,097)	(47,680)
Provision for loan losses	24,474,853	9,537,384
Losses on real estate properties	3,636,248	6,005,018
Bad debt expense	13,723	625
Depreciation and amortization	1,322,037	876,413
Changes in operating assets and liabilities:
Due from general partner	44,162	(44,162)
Interest and other receivables	(1,930,783)	1,232,004
Other assets	(188,570)	(89,252)
Accounts payable and accrued liabilities	422,369	731,906
Due to general partner	362,210	(2,278,330)
Net cash provided by operating activities	7,810,500	16,950,685

Cash flows from investing activities:
Investment in loans secured by trust deeds	(17,120,824)	(95,669,713)
Principal collected on loans	32,774,344	85,295,118
Sales of loans to third parties	—	8,744,177
Investment in real estate properties	(733,188)	(1,513,068)
Net proceeds from disposition of real estate properties	467,642	4,732,314
Purchases of vehicles, equipment and furniture	(180,930)	(361,797)
Distribution received from investment in limited liability company	176,000	—
Transfer from restricted to unrestricted cash	13,850	—
Maturities of (investments in) certificates of deposit	514,010	(2,229,601)
Net cash provided by (used in) investing activities	15,910,904	(1,002,570)

Cash flows from financing activities
Proceeds from sale of partnership units	100,040	8,818,701
Advances on line of credit payable	15,546,438	98,899,000
Repayments on line of credit payable	(24,765,336)	(93,417,000)
Distributions to noncontrolling interest	(44,325)	(53,760)
Partners’ cash distributions	(4,715,712)	(7,064,393)
Partners’ capital withdrawals	(5,112,360)	(29,489,573)
Net cash used in financing activities	(18,991,255)	(22,307,025)

Net increase (decrease) in cash and cash equivalents	4,730,149	(6,358,910)

Cash and cash equivalents at beginning of year	2,800,123	9,159,033

Cash and cash equivalents at end of year	$7,530,272	$2,800,123

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$2,513,326	$2,101,086
See notes 4, 5 and 6 for supplemental disclosure of noncash operating, investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 241,534,226 and 270,617,699 as of December 31, 2009 and 2008, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority- and wholly- owned limited liability companies (see Notes 5 and 6). All significant inter-company transactions and balances have been eliminated in consolidation. The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment.

Certain reclassifications not affecting net income have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

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

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

ASC 810

On January 1, 2009, the Partnership adopted the provisions of Accounting Standards Codification (ASC) 810 (formerly FAS 160), Noncontrolling Interests in Consolidated Financial Statements. ASC 810 provides guidance for accounting and reporting of noncontrolling (minority) interests in consolidated financial statements. These changes require, among other items, that the consolidated statements of operations be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares, and separately, the amount of consolidated net income (loss) attributable to the parent and noncontrolling interest on the consolidated statements of operations. The adoption of ASC 810 increased net income by $13,896 for the year ended December 31, 2008, the balance of which was presented separately as net income attributable to noncontrolling interest within the statements of operations. Other than the change in this presentation, the adoption had no impact on the consolidated financial statements. The presentation and disclosure requirements of these changes were applied retrospectively.

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

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

ASC 855

In May 2009, the FASB issued ASC 855 (formerly FAS 165), Subsequent Events. ASC 855 defines the period after the balance sheet date during which a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which a reporting entity should recognize events or transactions occurring after the balance sheet date and the disclosures required for events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading.  For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. The Partnership adopted ASC 855 effective June 30, 2009. The implementation of ASC 855 did not affect the recognition or disclosure of subsequent events. The Partnership evaluates subsequent events up to the date it files its Form 10-K with the Securities and Exchange Commission.

ASU No. 2009-05

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The Partnership implemented ASU 2009-05 in the fiscal quarter ending December 31, 2009.  The implementation did not have a material impact on the Partnership’s consolidated financial position and results of operations.

ASU No. 2010-02

In January, 2010, the FASB issued ASU No. 2010-02, “Consolidations (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification.” The objective of this ASU is to address implementation issues related to the changes in ownership provisions in the Consolidation – Overall Subtopic (Subtopic 810-10) of the FASB ASC (Noncontrolling Interests in Consolidated Financial Statements). The amendments affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this ASU are effective as of December 31, 2009 and did no have an impact on the Partnership’s financial position or results of operations.

Recently Issued Accounting Standards

ASU No. 2010-06

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures with respect to transfers in and out of Levels 1 and 2 and that Level 3 fair value measurements present separately information about purchases, sales, issuances and settlements (on a gross basis). In addition, the ASU requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 (except certain disclosures about Level 3 activity which is effective in fiscal years beginning after December 15, 2010).

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Loans Secured by Trust Deeds

Loans secured by trust deeds are stated at the principal amount outstanding. The Partnership’s portfolio consists primarily of commercial real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

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

The allowance consists of specific and general components.  For the specific component, an allowance is established on an impaired loan when the probable ultimate recovery of the carrying amount of a loan is less than amounts due according to the contractual terms of the loan agreement. The carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued by management at the estimated fair value of the related collateral, less estimated selling costs. Estimated collateral values are determined based on third party appraisals, broker price opinions, comparable property sales or other indications of value. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due, including interest and principal, according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than 90 days. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral, if collateral dependent.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less.

The Partnership maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. As of December 31, 2009, all amounts in the Partnership’s main checking account in excess of $500,000 (approximately $4,200,000 as of December 31, 2009) are invested overnight in a bank mutual fund product that is not currently insured by the Federal government or a private institution. Thus, the Partnership may be exposed to some risk on these balances. OFG management is currently looking to diversify these balances into fully insured accounts.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

Vehicles, Equipment and Furniture

Depreciation of vehicles, equipment and furniture owned by DarkHorse Golf Club, LLC, Anacapa Villas, LLC and Lone Star Golf, LLC is provided on the straight-line method over their estimated useful lives (5-7 years).

Other Assets

Other assets primarily include capitalized lease commissions and loan costs, prepaid expenses, deposits and inventory.  Amortization of lease commissions is provided on the straight-line method over the lives of the related leases. Amortization of loan costs in 720 University, LLC is provided on the straight-line method through the maturity date of the related debt.

Real Estate Held for Sale and Investment

Real estate held for sale includes real estate acquired through foreclosure and is initially stated at the property’s estimated fair value, less estimated costs to sell.

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

December 31, 2009 and 2008

Income Taxes

No provision for federal and state income taxes (other than the $800 state minimum tax and non-California state income tax at the Partnership level for real estate properties) is made in the consolidated financial statements since the Partnership is not a taxable entity. Accordingly, any income or loss is included in the tax returns of the partners.

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2009 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

NOTE 3 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of December 31, 2009 and 2008 are as follows:

	2009	2008
By Property Type:
Commercial	$100,400,765	$118,156,590
Condominiums	59,470,752	93,460,019
Apartments	4,325,000	4,325,000
Single family homes (1-4 Units)	327,127	331,810
Improved and unimproved land	47,260,116	45,962,782
	$211,783,760	$262,236,201
By Deed Order:
First mortgages	$189,642,783	$234,060,285
Second and third mortgages	22,140,977	28,175,916
	$211,783,760	$262,236,201

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of December 31, 2009 and 2008, the Partnership held Construction Loans totaling approximately $7,781,000 and $17,569,000, respectively, and had commitments to disburse an additional $13,000 and $646,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of December 31, 2009 and 2008, the Partnership held Rehabilitation Loans totaling approximately $53,178,000 and $64,874,000, respectively, and had commitments to disburse an additional $655,000 and $3,689,000, respectively, on Rehabilitation Loans.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Scheduled maturities of loans secured by trust deeds as of December 31, 2009 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2009 (past maturity)	$164,569,389	$—	$164,569,389
2010	5,076,978	16,228	5,093,206
2011	25,615,913	—	25,615,913
2012	2,215,242	—	2,215,242
2013	—	—	—
2014	—	9,000,000	9,000,000
Thereafter (through 2017)	77,127	5,212,883	5,290,010
	$197,554,649	$14,229,111	$211,783,760

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.47%, 2.69% and 3.85%, respectively, as of December 31, 2009), the prime rate (3.25% as of December 31, 2009) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (2.09% and 3.10%, respectively, as of December 31, 2009) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of December 31, 2009 and 2008:
	December 31, 2009 Balance	Portfolio Percentage	December 31, 2008 Balance	Portfolio Percentage
Arizona	$16,804,823	7.93%	$31,580,323	12.04%
California	111,462,827	52.64%	148,522,264	56.65%
Colorado	15,810,305	7.47%	13,999,402	5.34%
Florida	26,257,122	12.40%	23,482,581	8.96%
Idaho	2,200,000	1.04%	2,200,000	0.84%
Nevada	7,909,650	3.73%	10,357,000	3.95%
New York	10,500,000	4.96%	10,500,000	4.00%
Oregon	77,127	0.04%	81,810	0.03%
Pennsylvania	1,320,057	0.62%	1,320,057	0.50%
Texas	2,635,000	1.24%	2,635,000	1.00%
Utah	3,943,216	1.86%	5,305,262	2.02%
Washington	12,863,633	6.07%	12,252,502	4.67%
	$211,783,760	100.00%	$262,236,201	100.00%

As of December 31, 2009 and 2008, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 43% ($91,708,000) and 43% ($113,998,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, approximately 77% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past several months.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

During the years ended December 31, 2009 and 2008, the Partnership refinanced loans totaling $0 and $13,564,000, respectively, thereby extending the maturity dates of such loans.

As of December 31, 2009 and 2008, approximately $201,403,000 (95.1%) and $251,792,000 (96.0%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as “past maturity loans”. As of December 31, 2009 and 2008, the Partnership had thirty-seven and twenty past maturity loans totaling approximately $164,569,000 and $102,453,000, respectively.

As of December 31, 2009 and 2008, the Partnership had thirty and fifteen impaired loans, respectively, that were impaired and/or delinquent in payments greater than ninety days totaling approximately $146,039,000 and $95,743,000, respectively. This included twenty-eight and nine matured loans totaling $142,277,000 and $66,129,000, respectively. In addition, nine and eleven loans totaling approximately $22,292,000 and $36,324,000, respectively, were past maturity but current in monthly payments as of December 31, 2009 and 2008, respectively (combined total of delinquent loans of $168,331,000 and $132,067,000, respectively). Of the impaired and past maturity loans, approximately $61,859,000 and $46,148,000, respectively, were in the process of foreclosure and $29,278,000 and $10,500,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2009 and 2008. The Partnership foreclosed on nine and six loans during the years ended December 31, 2009 and 2008, respectively, with aggregate principal balances totaling $34,907,000 and $18,220,000, respectively, and obtained the properties via the trustee’s sales.

Of the total impaired and past maturity loans as of December 31, 2009, one loan with an aggregate principal balance of $525,000 was paid off in full subsequent to year end. In addition, the borrower of one impaired loan with a principal balance of $4,325,000 that was in the process of foreclosure as of December 31, 2009 entered into bankruptcy protection in March 2010 (subsequent to year end).

The Partnership has three loans with an aggregate principal balance of approximately $22,923,000 secured by a deed of trust on 29 parcels of land in the City of South Lake Tahoe, California. The parcels were assembled by a developer with the assistance of the City for the purpose of creating a development consisting of a retail component, a condominium hotel component and the City’s Convention and Visitor’s Center. Because of the assemblage and as security for the Partnership’s loans, a decision was made to encumber all of the assembled parcels by a blanket loan that consists of first, second and third deeds of trust.  The developer has been unable to obtain a construction loan to build the project which has resulted in the inability of the developer to honor its commitments to the existing lenders.  During the year ended December 31, 2009, the first deed holders on 20 of the parcels securing loans totaling approximately $18,568,000 filed notices of default on their mortgage loans and additional notices of default and notices of sale were filed subsequently filed. The Partnership also filed a notice of default in June 2009. In July 2009, the Partnership purchased at a discount the first deed holder’s interest in one loan securing two parcels with a principal balance of $1,500,000 on which the Partnership holds second deeds of trust. The Partnership purchased this loan because a foreclosure sale by the first deed holder was imminent and the General Partner wanted to protect the Partnership’s interest in the loans. In October 2009, the borrower on these loans filed for bankruptcy protection.

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

December 31, 2009 and 2008

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

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan. The loan is secured by a condominium complex located in Miami, Florida consisting of three buildings, two of which have been renovated and in which 168 units remain unsold (the “Point” and “South” buildings) and one which contains 160 units that have not been renovated (the “North” building).  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan as follows: After any protective advances made are reimbursed to the co-lenders on a pro-rata basis, the Partnership and General Partner shall receive their share of interest in the loan prior to any other co-lender and, once all interest has been paid to the co-lenders, the Partnership and General Partner shall receive their share of principal in the loan prior to any other co-lender in the loan.  The servicer of the loan was an affiliate of the junior  co-lender (the “Servicing Agent”) and the Partnership received the payments on the loan from the Servicing Agent. As of December 31, 2009, the Partnership had funded $894,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property and funded an additional $35,000 subsequent to year end. The Partnership also received reimbursement of its pro-rata share of protective advances of $85,000 subsequent to year end. As of December 31, 2009 and 2008, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.

During 2008, the Servicing Agent filed a notice of default on this loan and the loan, and as of December 31, 2009, the loan continues to be in the process of foreclosure. A third party appraisal was obtained on the loan’s underlying property, which resulted in the Partnership recording a specific loan loss allowance for this loan of $4,032,000 as of December 31, 2008. In April 2009, the Partnership purchased the junior lender’s investment in the loan (including principal of $7,200,000, accrued interest of approximately $1,618,000 and protective advances of approximately $535,000) for cash of $2,100,000 and a note payable in the amount of $700,000. The $2,100,000 in cash used in the purchase of the junior lender’s interest was funded through a draw on the Partnership’s line of credit. The $700,000 note had been paid down by approximately $108,000 from reimbursement of protective advances during 2009 and the remaining $592,000 was paid in full by the Partnership in October 2009. The Partnership and the General Partner assumed the duties of the Servicing Agent effective June 1, 2009. The Partnership recorded additional specific impairments on this loan of approximately $5,913,000 during 2009 (total allowance of $9,945,000).

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $130,457,000 and $90,600,000 as of December 31, 2009 and 2008, respectively. Interest income recognized on impaired loans during the years ended December 31, 2009 and 2008 was approximately $2,152,000 and $4,589,000, respectively.  Interest income received on impaired loans during the years ended December 31, 2009 and 2008 was approximately $2,719,000 and $6,920,000, respectively.

The Partnership’s allowance for loan losses was $28,392,938 and $13,727,634 as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, there was a general allowance for loan losses of $5,645,000 and $7,313,000, respectively, and a specific allowance for loan losses on ten and four loans in the total amount of $22,747,938 and $6,414,634, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The composition of the specific allowance for loan losses as of December 31, 2009 and 2008 was as follows:

	2009		2008
	Amount	Percent	Amount	Percent
Commercial	$8,770,254	38.6%	$2,382,422	37.1%
Condominiums	13,977,684	61.4%	4,032,212	62.9%
Total	$22,747,938	100.0%	$6,414,634	100.0%

Changes in the allowance for loan losses, including both specific and general allowances, for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Balance, beginning of year	$13,727,634	$5,042,000
Provision	24,474,853	9,537,384
Charge-offs	(9,809,549)	(851,750)
Balance, end of year	$28,392,938	$13,727,634

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

At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC, that are wholly owned by 1850.  The Partnership recognized a gain of approximately $1,037,000 from its sale of a one-half interest in the properties to Nanook.  Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. The Partnership accrued approximately $762,000 (including $161,000 owed to Nanook) as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate which is recorded as Environmental Remediation Expense in the accompanying consolidated statements of income for the year ended December 31, 2008.  The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership. As of December 31, 2009, approximately $579,000 of this obligation remains accrued on the Partnership’s books.

During the year ended December 31, 2009, the Partnership received capital distributions from 1850 in the total amount of $176,000. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $141,000 and $48,000 for the years ended December 31, 2009 and 2008, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2009 and 2008 consists of the following properties acquired through foreclosure between 1997 and 2008:

	2009	2008
Manufactured home subdivision development, Ione, California	$549,132	$745,570
Commercial buildings, Roseville, California (see Note 6)	380,924	380,924
Two improved residential lots, West Sacramento, California	510,944	510,944
Office/retail complex, Hilo, Hawaii	1,666,121	1,655,647
Office condominium complex (16 units in 2009 and 17 units in 2008), Roseville, California	7,745,153	8,120,675
	$10,852,274	$11,413,760

During the years ended December 31, 2009 and 2008, the Partnership recorded impairment losses of approximately $196,000 and $98,000, respectively, on four lots (three with houses) in the manufactured home subdivision development located in Ione, California based on estimated fair values, less estimated selling costs, which are reflected in losses on real estate properties in the accompanying consolidated statements of income.

2009 Foreclosure and Sales Activity

During the year ended December 31, 2009, the Partnership sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

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

December 31, 2009 and 2008

During the year ended December 31, 2008, the Partnership sold the mixed-use retail building located in Sacramento, California for net sales proceeds of approximately $988,000 in cash and a note receivable of $1,450,000, resulting in a loss to the Partnership of approximately $12,000.  The note receivable was paid off in full by the buyer in May 2008.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of December 31, 2009 and 2008:

	2009	2008
Light industrial building, Paso Robles, California	$1,581,898	$1,625,770
Commercial buildings, Roseville, California	636,849	659,531
Retail complex, Greeley, Colorado (held within 720 University, LLC)	13,009,843	13,440,143
Undeveloped, residential land, Madera County, California	1,225,000	1,225,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,180,780	1,960,000
Undeveloped, residential land, Marysville, California	594,610	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	2,519,036	2,830,568
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	10,950,684	13,898,890
Undeveloped, industrial land, San Jose, California	3,025,992	3,025,992
Undeveloped, commercial land, Half Moon Bay, California	2,175,357	2,110,809
Storage facility/business, Stockton, California	5,238,981	5,643,499
Undeveloped, residential land, Coolidge, Arizona	2,099,816	—
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	10,566,383	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	470,718	—
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,479,380	—
Golf course, Auburn, California (held within Lone Star Golf, LLC)	2,043,718	—
Industrial building, Sunnyvale, California	3,414,619	—
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,822,598	—
	$69,036,262	$47,014,812

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2009 and 2008 are as follows:
	2009	2008
Land	$35,112,002	$29,564,886
Buildings	32,358,648	15,459,666
Improvements	5,936,153	5,285,690
Other	17,925	10,427
	73,424,728	50,320,669
Less: Accumulated depreciation and amortization	(4,388,466)	(3,305,857)
	$69,036,262	$47,014,812

The acquisition of certain real estate properties through foreclosure (including properties held for sale – see Note 5) resulted in the following non-cash activity for the years ended December 31, 2009 and 2008, respectively:

	2009	2008
Increases:
Real estate held for sale and investment	$25,862,919	$17,904,366
Vehicles, equipment and furniture	80,000	—
Other assets	21,192	—
Accounts payable and accrued liabilities	(8,725)	—
Decreases:
Loans secured by trust deeds, net of allowance for loan losses	(25,097,868)	(17,367,948)
Interest and other receivables	(857,518)	(536,418)

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was $1,083,000 and $690,000 for the years ended December 31, 2009 and 2008, respectively.

For purposes of assessing potential impairment of value during 2009, the Partnership obtained updated appraisals or other valuation support on its real estate properties held for investment. This resulted in the Partnership recording impairment losses on the storage facility located in Stockton, California, the golf course located in Auburn, California (held within DarkHorse Golf Club, LLC) and the improved, residential lots in Auburn, California (held within Baldwin Ranch Subdivision, LLC) in the aggregate amount of approximately $3,420,000. In addition, the 19 condominium units located in San Diego, California were classified as held for sale at the time of foreclosure in 2009. At December 31, 2009, management determined that the property should be transferred to held for investment, which resulted in an impairment loss of approximately $20,000 as the property was re-measured at the lower of its carrying amount, adjusted for depreciation expense that would have been recognized had the property been continuously classified as held for investment, or its fair value at the date of the subsequent decision not to sell.

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

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

2009 Foreclosure Activity

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by undeveloped residential land located in Coolidge, Arizona in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $99,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.

During the year ended December 31, 2009, the Partnership foreclosed on two first mortgage loans secured by eight luxury townhomes located in Santa Barbara, California in the amount of $10,500,000 and obtained the property via the trustee’s sale.  In addition, certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $432,000 were capitalized to the basis of the property.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period.  The Partnership formed a new, wholly-owned limited liability company, Anacapa Villas, LLC (see below), to own and operate the townhomes.

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by a marina with 30 boat slips and 11 RV spaces located in Oakley, California in the amount of $665,000 and obtained the property via the trustee’s sale.  As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan by approximately $242,000, and, thus, a specific loan allowance was established for this loan. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in 2009. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, The Last Resort and Marina, LLC (see below), to own and operate the marina.

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by 19 converted units in a condominium complex located in San Diego, California in the amount of approximately $1,411,000 and obtained the property via the trustee’s sale. In addition, accrued interest income and certain advances made on the loan or incurred as part of the foreclosure (such as delinquent property taxes) in the total amount of approximately $88,000 were capitalized to the basis of the property. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, 33rd Street Terrace, LLC (see below), to own and operate the units.

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by a golf course located in Auburn, California in the amount of $4,000,000 and obtained the property via the trustee’s sale. As of December 31, 2008, it was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established for this loan in the total amount of approximately $2,090,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in 2009, along with an additional charge to provision for loan losses of approximately $53,000 for additional delinquent property taxes.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Lone Star Golf, LLC (see below), to own and operate the golf course.

During the year ended December 31, 2009, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Sunnyvale, California in the amount of $3,300,000 and obtained the property via the trustee’s sale. In addition, accrued interest and certain advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $129,000 were capitalized to the basis of the property. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Wolfe Central, LLC subsequent to year end, to own and operate the building.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

During the year ended December 31, 2009, the Partnership foreclosed on two first mortgage loans secured by 133 fully and partially renovated condominiums in a complex located in Phoenix, Arizona in the amount of $13,032,000 and obtained the units via the trustee’s sale. During 2009, it was determined that the fair value of the units was lower than the Partnership’s investment in the loans and a specific loan allowance was established for this loan in the total amount of approximately $3,589,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $70,000 for additional delinquent property taxes and foreclosure costs incurred.  In addition, it was determined subsequent to foreclosure that the former borrower had not completed renovation of 79 of the units with the loan funds advanced. Thus, an additional charge to provision for loan losses of approximately $3,766,000 was recorded at the time of foreclosure for the reduction in value related to the incomplete units and current market conditions. The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, 54th Street Condos, LLC, to own and operate the units.

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

During the year ended December 31, 2008, the Partnership transferred the undeveloped land located in San Jose, California from real estate held for sale to real estate held for investment because it was unlikely that the property would be sold within one year. The property was transferred at the lower of its carrying value or fair value.

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

The net income to the Partnership was approximately $170,000 and $204,000 (including depreciation and amortization totaling approximately $552,000 and $615,000) during the years ended December 31, 2009 and 2008, respectively. The non-controlling interest of the joint venture partner of approximately $35,000 and $69,000 as of December 31, 2009 and 2008, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $13,010,000 and $13,440,000 as of December 31, 2009 and 2008, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

Dation sold no lots or houses during the year ended December 31, 2009 and 2008. Dation repaid $0 and $75,000, respectively, of Partnership capital contributions during the years ended December 31, 2009 and 2008, respectively. The Partnership advanced an additional $226,000 and $16,000 to Dation during the years ended December 31, 2009 and 2008, respectively, for manufactured home purchases and related improvements.

The net operating (loss) income to the Partnership was approximately $(32,000) and $35,000 during the years ended December 31, 2009 and 2008, respectively.

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

The Partnership advanced approximately $382,000 and $793,000 to DarkHorse during the years ended December 31, 2009 and 2008, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $610,000 and $401,000 (including depreciation of $157,000 and $106,000) for the years ended December 31, 2009 and 2008, respectively.

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

The net loss to the Partnership from Anacapa was approximately $335,000 (including depreciation of $306,000) for the year ended December 31, 2009.

v
OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

The net loss to the Partnership from Last Resort was approximately $49,000 (including depreciation of $9,000) for the year ended December 31, 2009.

33rd Street Terrace, LLC

33rd Street Terrace, LLC (33rd Street) is a California limited liability company formed in May 2009 for the purpose of owning and operating 19 condominium units in a complex located in San Diego, California, which was acquired by the Partnership via foreclosure in May 2009. The Partnership is the sole member in 33rd Street. The assets, liabilities, income and expenses of 33rd Street have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from 33rd Street was approximately $14,000 for the year ended December 31, 2009.

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

The Partnership advanced approximately $211,000 to Lone Star during the year ended December 31, 2009, for operations and equipment purchases. The net loss to the Partnership from Lone Star was approximately $92,000 (including depreciation of $28,000) for the year ended December 31, 2009.

54th Street Condos, LLC

54th Street Condos, LLC (54th Street) is an Arizona limited liability company formed in December 2009 for the purpose of owning and operating 133 condominium units in a complex located in Phoenix, California, which was acquired by the Partnership via foreclosure in November 2009. The Partnership is the sole member in 54th Street. The assets, liabilities, income and expenses of 54th Street have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from 54th Street was approximately $31,000 for the year ended December 31, 2009.

NOTE 7 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The note requires monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the years ended December 31, 2009 and 2008 was approximately $540,000 and $541,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

NOTE 8 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The line of credit is guaranteed by the General Partner. The line of credit matured by its terms on July 31, 2009.  On October 13, 2009, a Modification to Credit Agreement (the “Modification”) was executed by the Partnership and the Lenders whereby the credit line is no longer available for further advances and the maturity date was extended to March 31, 2010. The General Partner has initiated negotiations with the Lenders to further extend the March 31, 2010 maturity date of the line of credit to a date by which it is anticipated that the Partnership will have sufficient funds to retire the entire outstanding balance on the line of credit. The General Partner’s continuing intention is to cause the Partnership to retire the line of credit as soon as practicable. Based upon discussions with the Lenders, the General Partner expects the extension will be completed on or shortly after the current maturity date, although there can be no assurance that the Partnership will obtain an extension promptly or on terms that are not materially adverse to the Partnership’s operations and financial condition.

As a result of the Modification, the agent for the Lenders has received collateral assignments of deeds of trusts for current performing note receivables with a value of at least 200% of the credit line’s principal balance.  In addition, all net proceeds of real estate property sales by the Partnership and all payments of loan principal received by the Partnership must be applied to the credit line, until it is fully repaid.  Additionally, while the Partnership has outstanding borrowings on the credit line, the Modification prevents the Partnership from making capital distributions to partners (including withdrawals), other than distributions of up to a 3% annual return on investment.

The unpaid principal amount on the line of credit now bears interest at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of December 31, 2009), subject to an interest rate floor of 7.50% per annum.  Prior to March 2009, interest on the line of credit accrued at the prime rate, but a 5% interest floor was imposed by the Lenders in March 2009 as a condition of a financial covenant waiver. These interest rate increases and floors will immediately increase the Partnership’s cost of funds on such borrowings.

The balance outstanding on the line of credit was $23,695,000 and $32,914,000 as of December 31, 2009 and 2008, respectively.  Interest expense was approximately $2,042,000 and $1,573,000 for the years ended December 31, 2009 and 2008, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $986,150 and $1,000,000 as of December 31, 2009 and 2008, respectively, which has been reflected as restricted cash in the accompanying balance sheets.

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

The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled $2,832,000 and $13,162,000 for the years ended December 31, 2009 and 2008, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The limited partners may withdraw, or partially withdraw, from the Partnership and obtain the return of their outstanding capital accounts within 61 to 91 days after written notices are delivered to OFG, subject to the following limitations, among others:

•	No withdrawal of units can be requested or made until at least one year from the date of purchase of those units, other than units received under the Partnership’s Reinvested Distribution Plan.

•	Payments only return all or the requested portion of the capital account and are not affected by the value of the Partnership’s assets, except upon final liquidation of the Partnership.

•	Payments are made only to the extent the Partnership has available cash.

•	A maximum of $100,000 per partner may be withdrawn during any calendar quarter.

•	The general partner is not required to establish a reserve fund for the purpose of funding such payments.

•
The total amount withdrawn by all limited partners during any calendar year, combined with the total amount of net proceeds distributed to limited partners during the year, cannot exceed 10% of the aggregate capital accounts of the limited partners, except upon final liquidation of the Partnership.

•	Withdrawals requests are honored in the order in which they are received.

The Partnership experienced a significant increase in limited partner capital withdrawal requests at the end of 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 scheduled withdrawals in the total amount of approximately $57,368,000 (in excess of 10% of limited partner capital) were not made because the Partnership did not have sufficient available cash to make such withdrawals and, pursuant to the modified line of credit agreement executed in October 2009, is prohibited form making capital distributions until the line of credit is fully repaid.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in mid to late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

Carried Interest of General Partner

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, OFG has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2009 and 2008, OFG had made cash capital contributions of $1,496,000 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

There was no carried interest expense charged to the Partnership for the years ended December 31, 2009 and 2008.

NOTE 10 - CONTINGENCY RESERVES

In accordance with the Partnership Agreement and to satisfy the Partnership’s liquidity requirements, the Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of December 31, 2009), up to a maximum of 1/2 of 1% of the limited partners’ capital

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership, which could lead to unanticipated losses upon sale of such assets.

The 1-1/2% contingency reserves required per the Partnership Agreement as of December 31, 2009 and 2008 were approximately $4,311,000 and $4,361,000, respectively. Cash, cash equivalents and certificates of deposit as of the same dates were accordingly maintained as reserves.

NOTE 11 - INCOME TAXES

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	(Unaudited) 2009	(Unaudited) 2008
Partners’ capital per financial statements	$243,850,605	$273,203,409
Accrued interest income	(2,100,507)	(1,969,301)
Allowance for loan losses	28,392,938	13,727,634
Book/tax differences in basis of real estate properties	18,200,029	6,732,612
Book/tax differences in joint venture investments	2,626,609	2,192,055
Accrued distributions	51,407	562,740
Accrued fees due to general partner	135,565	(312,927)
Tax-deferred gain on sale of real estate	(2,690,850)	(2,690,850)
Book-deferred gain on sale of real estate	855,482	878,509
Environmental remediation liability	579,095	586,877
Other	502,267	128,323
Partners’ capital per federal income tax return	$290,402,640	$293,701,260

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $2,033,000 and $4,204,000 for the years ended December 31, 2009 and 2008, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $613,000 and $686,000 for the years ended December 31, 2009 and 2008, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2009, the Partnership owed management and servicing fees to OFG in the amount of approximately $362,000. As of December 31, 2008, OFG owed the Partnership approximately $44,000 as reimbursement of prior months’ management fees.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

The maximum servicing fees were paid to OFG during the years ended December 31, 2009 and 2008. If the maximum management fees had been paid to OFG during the year ended December 31, 2009, the management fees would have been $6,740,000 (increase of $4,707,000), which would have increased the net loss allocated to limited partners by approximately 23.4% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.10 from a loss of $0.08. If the maximum management fees had been paid to OFG during the year ended December 31, 2008, the management fees would have been $7,545,000 (increase of $3,341,000), which would have reduced net income allocated to limited partners by approximately 154.6%, and would have reduced net income allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.004 from a profit of $0.01.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Partnership loans totaled approximately $966,000 and $1,203,000 for the years ended December 31, 2009 and 2008, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $24,000 and $34,000 for the years ended December 31, 2009 and 2008, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,588,000 and $3,549,000 on loans originated or extended of approximately $38,831,000 and $136,675,000 for the years ended December 31, 2009 and 2008, respectively. Such fees as a percentage of loans purchased by the Partnership were 4.1% and 2.6% for the years ended December 31, 2009 and 2008, respectively. Of the $1,588,000 in loan origination fees earned by OFG during the year ended December 31, 2009, approximately $1,077,000 were back-end fees that will not be collected until the related loans are paid in full.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the years ended December 31, 2009 and 2008 were $72,000 and $88,000, respectively.

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

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

As of December 31, 2009 and 2008, the General Partner held second and fourth deeds of trust in the total amount of approximately $853,000 and $789,000, respectively, secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. The loans to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of December 31, 2009.

NOTE 13 - NET (LOSS) INCOME PER LIMITED PARTNER UNIT

Net (loss) income per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were approximately 257,692,000 and 288,606,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 14 - RENTAL INCOME

The Partnership’s real estate properties held for investment are leased to tenants under noncancellable leases with remaining terms ranging from one to eighteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2009, and thereafter is as follows:

Year ending December 31:
2010	$2,006,993
2011	1,850,002
2012	1,488,433
2013	1,367,051
2014	1,252,584
Thereafter (through 2026)	5,080,777

$13,045,840

NOTE 15 - FAIR VALUE

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

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Level 3       Unobservable inputs that are supported by little or no market activity, such as the
Partnership’s own data or assumptions

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

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2009, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Partnership’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for credit losses. Subsequently, real estate properties are carried at the lower of carrying value or fair value less costs to sell. The Partnership periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon the future undiscounted cash flows, the Partnership records the impairment on real estate properties as nonrecurring Level 3.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheet measured at fair value on a recurring and nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2009
Recurring:
Certificates of deposit	$ 1,715,591	—	$ 1,715,591	—

Nonrecurring:
Impaired loans	$ 38,581,158	—	—	$ 38,581,158
Real estate properties	$ 27,733,449	—	—	$ 27,733,449

2008
Recurring:
Certificates of deposit	$ 2,229,601	—	$ 2,229,601	—

Nonrecurring:
Impaired loans	$ 23,978,649	—	—	$ 23,978,649

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2008	$ —	$ —
Total realized and unrealized gains and losses:
Included in net income	(6,414,634)	—
Transfers in and/or out of Level 3	30,393,283	—
Balance, December 31, 2009	$ 23,978,649	$ —

Balance, January 1, 2009	$ 23,978,649	$ —
Total realized and unrealized gains and losses: Included in net loss	(26,142,853)	(3,616,519)
Foreclosures	(8,414,597)	8,414,597
Transfers in and/or out of Level 3	49,159,959	22,935,371
Balance, December 31, 2009	$38,581,158	$27,733,449

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

Line of Credit Payable

The carrying value of the line of credit payable is estimated to be fair value as borrowings on the line of credit are short-term and the line bears interest at a variable rate (equal to the bank’s prime rate plus 1.5% but subject to a floor of not less than 7.5% per annum).

Note Payable

The fair value of the Partnership’s note payable with a carrying value of $10,500,000 is estimated to be approximately $9,856,000 as of December 31, 2009. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of December 31, 2009, there were approximately $668,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans or cash reserves.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

NOTE 17 – FOURTH QUARTER INFORMATION

During the quarter ended December 31, 2009, the Partnership recorded a provision for loan losses of approximately $11,046,000 and impairment losses on real estate properties of approximately $3,280,000.

                                                                                                                                                                                                                                                     SCHEDULE IV
OWENS MORTGAGE INVESTMENT FUND
MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2009
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	8.00-12.00%	Current to June 2016	$100,400,765	$55,350,995	$55,590,121
Condominiums	10.00-12.00%	Current	59,470,752	59,470,752	59,470,752
Apartments	11.00%	Current	4,325,000	4,325,000	4,325,000
Single family homes (1-4 units)	11.00-11.50%	Current to Oct. 2017	327,127	250,000	250,000
Improved and unimproved land	11.00-12.00%	Current to Sept. 2010	47,260,116	45,172,642	26,402,837
TOTAL			$211,783,760	$164,569,389	$146,038,710

AMOUNT OF LOAN
$0-250,000	10.00-11.50%	Sept. 2010 to Oct. 2017	$455,333	$250,000	$311,978
$250,001-500,000	10.00-12.00%	Current to Sept. 2010	1,492,851	1,062,851	365,000
$500,001-1,000,000	10.50-12.00%	Current to Sept. 2010	3,488,490	2,938,490	1,613,490
Over $1,000,000	8.00-12.00%	Current to June 2016	206,347,086	160,318,048	143,748,242
TOTAL			$211,783,760	$164,569,389	$146,038,710

POSITION OF LOAN
First	8.00-12.00%	Current to June 2016	$189,642,783	$144,643,655	$126,112,976
Second and Third	10.50-12.00%	Current to Feb. 2012	22,140,977	19,925,734	19,925,734
TOTAL			$211,783,760	$164,569,389	$146,038,710

NOTE 1:	All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.
NOTE 2:
Balance at beginning of period (1/1/08)	$277,375,481
Additions during period:
New mortgage loans	95,669,713
Note taken back from sale of real estate property	1,450,000
Subtotal	374,495,194
Deductions during period:
Collection of principal	85,295,118
Sales of loans to third parties at face values	8,744,177
Foreclosures	18,219,698
Balance at end of period (12/31/08)	$262,236,201

Balance at beginning of period (1/1/09)	$262,236,201
Additions during period:
New mortgage loans	17,229,320
Subtotal	279,465,521
Deductions during period:
Collection of principal	32,774,343
Foreclosures	34,907,418
Balance at end of period (12/31/09)	$211,783,760

        During the years ended December 31, 2009 and 2008, the Partnership refinanced loans totaling $0 and $13,564,000, respectively, thereby extending the maturity date.

NOTE 3: Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2009. There are no other loans that exceed 3% of the total loans as of December 31, 2009:

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Condominiums (Participated Loan) Miami, Florida	10.00%	2/1/08	Interest only, balance due at maturity	$0	$75,200,000	$13,537,496 Note 5	$13,537,496

Land S. Lake Tahoe, California (3 Notes)	12.00%	1/1/09	Interest only, balance due at maturity	$27,770,087	$23,680,000	$22,923,490	$22,923,490

Assisted Living Facilities La Mesa and Laguna Beach, California and Bensalem, PA	11.00%	4/30/08	Interest only, balance due at maturity	$810,000	$20,000,000	$16,000,000	$16,000,000

Unimproved Land Gypsum, Colorado (2 Notes)	12.00%	12/31/09	Interest only, balance due at maturity	$0	$12,835,000	$12,810,305	$12,810,305

Assisted Living Facility Patterson, New York	10.75%	10/15/11	Interest only, balance due at maturity	$0	$10,500,000	$10,500,000	$0

Condominiums (Rehabilitation Loan) Oakland, California (2 Notes)	11.00% 12.00%	2/15/09	Interest only, balance due at maturity	$0	$11,600,000	$11,600,000	$11,600,000

Mixed Commercial Building S. Lake Tahoe, California	9.40%	6/24/14	Interest only, balance due at maturity	$0	$19,000,000	$9,000,000	$0

Medical Office Condos (Rehabilitation Loan) Gilbert, Arizona	11.50%	5/1/09	Interest only, balance due at maturity	$0	$9,725,000	$4,690,628 Note 6	$4,690,628

Industrial Building Chico, California	12.00%	6/1/09	Interest only, balance due at maturity	$0	$8,500,000	$4,630,896 Note 7	$4,630,896

Mixed Commercial Building Pleasanton, California	11.00%	4/1/09	Interest only, balance due at maturity	$0	$7,834,000	$7,834,000	$7,834,000

Condominiums (Rehabilitation Loan) Phoenix, Arizona	11.00%	7/1/09	Interest only, balance due at maturity	$0	$7,535,000	$3,696,367 Note 8	$3,696,367

Condominiums (Rehabilitation Loan) Lakewood, Washington (4 Notes)	12.00%	11/28/09	Interest only, balance due at maturity	$0	$7,228,000	$6,957,370	$6,957,370
TOTALS				$28,580,087	$213,637,000	$124,180,552	$104,680,552

NOTE 4:	The aggregate cost of the above mortgages for Federal income tax purposes is $146,412,569 as of December 31, 2009.

NOTE 5:	A third party appraisal and other valuation support was obtained on this loan’s underlying property resulting in a total specific loan loss allowance of $9,945,085 as of December 31, 2009.

NOTE 6:	A third party appraisal was obtained on this loan’s underlying property resulting in a specific loan loss allowance of $4,901,150 as of December 31, 2009.

NOTE 7:	A third party appraisal was obtained on this loan’s underlying property resulting in a specific loan loss allowance of $3,869,104 as of December 31, 2009.

NOTE 8:	A third party appraisal was obtained on this loan’s underlying property resulting in a specific loan loss allowance of $3,516,678 as of December 31, 2009.