Form 10-K/A
period 2009-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2010-05-17
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with Registrant’s S-11 Registration Statement No. 333-150248 are incorporated by reference into Part IV.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of the Partnership for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010, is filed solely for the purpose of adding an unintentionally omitted row (listing “Allowance for Doubtful Receivable” and the amounts thereof for 2008 and 2009) in the (unaudited) table in Note 11 to the consolidated financial statements. This correction is clerical in nature and does not change the financial condition or results of operations of the Partnership. To assist readers of this Amendment No. 1, all consolidated financial statements and supplementary information are included herein.

Except as required to reflect the changes noted above, this Amendment No. 1 does not attempt to modify or update any other disclosures set forth in the Annual Report. Additionally, this Amendment No. 1 does not purport to provide a general update or discussion of any other developments of the Partnership subsequent to the original filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the original filing of the Annual Report. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

TABLE OF CONTENTS

PART IV

Item 15.                      Exhibits and Consolidated Financial Statement Schedules                                                                                                                   4

Consolidated Financial Statements and Supplementary Information                                                                                                                                  F-1

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART IV - Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits:
31.1	Section 302 Certification of General Partner Chief Executive Officer
31.2	Section 302 Certification of General Partner Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350

(b)	Exhibits:
31.1	Section 302 Certification of General Partner Chief Executive Officer
31.2	Section 302 Certification of General Partner Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350

(c)	Financial Statement Schedules
Schedule IV - Mortgage Loans on Real Estate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:           May 17, 2010                                                   OWENS MORTGAGE INVESTMENT FUND,
                                                                                                  a California Limited Partnership

By:  OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated:           May 17, 2010                                          By:     /s/ William C. Owens
William C. Owens, Director, Chief Executive Officer and President

Dated:           May 17, 2010                                          By:     /s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Financial Officer and Secretary

Dated:           May 17, 2010                                          By:     /s/ William E. Dutra
William E. Dutra, Director and Senior Vice President

Dated:           May 17, 2010                                          By:     /s/ Melina A. Platt
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

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting and disclosure for noncontrolling interests described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Perry Smith LLP.

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

NOTE 11 - INCOME TAXES

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	(Unaudited) 2009	(Unaudited) 2008
Partners’ capital per financial statements	$243,850,605	$273,203,409
Accrued interest income	(2,100,507)	(1,969,301)
Allowance for loan losses	28,392,938	13,727,634
Allowance for doubtful receivable	—	662,179
Book/tax differences in basis of real estate properties	18,200,029	6,732,612
Book/tax differences in joint venture investments	2,626,609	2,192,055
Accrued distributions	51,407	562,740
Accrued fees due to general partner	135,565	(312,927)
Tax-deferred gain on sale of real estate	(2,690,850)	(2,690,850)
Book-deferred gain on sale of real estate	855,482	878,509
Environmental remediation liability	579,095	586,877
Other	502,267	128,323
Partners’ capital per federal income tax return	$290,402,640	$293,701,260

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

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2008	$ —	$ —
Total realized and unrealized gains and losses:
Included in net income	(6,414,634)	—
Transfers in and/or out of Level 3	30,393,283	—
Balance, December 31, 2009	$ 23,978,649	$ —

Balance, January 1, 2009	$ 23,978,649	$ —
Total realized and unrealized gains and losses: Included in net loss	(26,142,853)	(3,616,519)
Foreclosures	(8,414,597)	8,414,597
Transfers in and/or out of Level 3	49,159,959	22,935,371
Balance, December 31, 2009	$ 38,581,158	$27,733,449

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