Form 10-Q
period 2010-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2010-05-17
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
Yes [   ] No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 3.	Defaults Upon Senior Securities	42

Item 6.	Exhibits	42

Exhibit 31.1
Exhibit 31.2
Exhibit 32

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009
(UNAUDITED)

	March 31	December 31
	2010	2009
ASSETS
Cash and cash equivalents	$7,184,226	$7,530,272
Restricted cash	986,150	986,150
Certificates of deposit	1,947,821	1,715,591
Loans secured by trust deeds, net of allowance for losses of $28,730,006 in 2010 and $28,392,938 in 2009	182,329,020	183,390,822
Interest and other receivables	5,386,697	4,644,320
Vehicles and equipment, net of accumulated depreciation of $210,556 in 2010 and $268,309 in 2009	483,728	626,543
Other assets, net of accumulated amortization of $628,339 in 2010 and $599,050 in 2009	831,430	560,259
Investment in limited liability company	2,175,026	2,141,980
Real estate held for sale	10,708,812	10,852,274
Real estate held for investment, net of accumulated depreciation and amortization of $4,731,032 in 2010 and $4,388,436 in 2009	68,781,917	69,036,262
Total Assets	$280,814,827	$281,484,473

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$106,176	$51,407
Due to general partner	481,022	362,210
Accounts payable and accrued liabilities	2,227,291	2,135,011
Deferred gain	849,595	855,482
Note payable	10,500,000	10,500,000
Line of credit payable	22,871,623	23,695,102
Total Liabilities	37,035,707	37,599,212

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,509,184	2,512,399
Limited partners	241,239,239	241,338,206
Total Owens Mortgage Investment Fund partners’ capital	243,748,423	243,850,605
Noncontrolling interest	30,697	34,656
Total partners’ capital	243,779,120	243,885,261
Total Liabilities and Partners’ Capital	$280,814,827	$281,484,473

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)

	For the Three Months Ended
	March 31	March 31
	2010	2009
REVENUES:
Interest income on loans secured by trust deeds	$2,412,196	$4,713,437
Gain on sale of real estate	188,654	56,112
Rental and other income from real estate properties	1,604,561	1,138,669
Income from investment in limited liability company	33,046	33,378
Other income	4,178	24,163
Total revenues	4,242,635	5,965,759

EXPENSES:
Management fees to general partner	574,411	497,607
Servicing fees to general partner	132,489	160,567
Administrative	15,000	15,000
Legal and professional	150,230	203,693
Rental and other expenses on real estate properties	1,975,546	1,343,203
Interest expense	568,306	446,008
Provision for loan losses	337,068	8,176,942
Other	8,204	45,129
Total expenses	3,761,254	10,888,149

Net income (loss)	$481,381	$(4,922,390)

Less: Net income attributable to noncontrolling interest	(181)	(1,864)

Net income (loss) attributable to Owens Mortgage Investment Fund	$481,200	$(4,924,254)

Net income (loss) allocated to general partner	$5,012	$(47,578)

Net income (loss) allocated to limited partners	$476,188	$(4,876,676)

Net income (loss) allocated to limited partners per weighted average limited partnership unit (241,576,000 and 264,185,000 average units in 2010 and 2009, respectively)	$0.002	$(0.019)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital

For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interest	capital

Balances, December 31, 2008	$2,781,730	270,617,699	$270,421,679	$273,203,409	$68,645	$273,272,054

Net (loss) income	(47,578)	(4,876,676)	(4,876,676)	(4,924,254)	1,864	(4,922,390)
Sale of partnership units	—	95,758	95,758	95,758	—	95,758
Partners’ withdrawals	—	(5,110,006)	(5,110,006)	(5,110,006)	—	(5,110,006)
Partners’ distributions	(31,129)	(1,381,457)	(1,381,457)	(1,412,586)	(10,005)	(1,422,591)

Balances, March 31, 2009	$2,703,023	259,345,318	$259,149,298	$261,852,321	$60,504	$261,912,825

Balances, December 31, 2009	$2,512,399	241,534,226	$241,338,206	$243,850,605	$34,656	$243,885,261
Net income	5,012	476,188	476,188	481,200	181	481,381
Sale of partnership units	—	—	—	—	—	—
Partners’ withdrawals	—	—	—	—	—	—
Partners’ distributions	(8,227)	(575,155)	(575,155)	(583,382)	(4,140)	(587,522)

Balances, March 31, 2010	$2,509,184	241,435,259	$241,239,239	$243,748,423	$30,697	$243,779,120

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)

	March 31	March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$481,381	$(4,922,390)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate properties	(181,944)	(56,112)
Income from investment in limited liability company	(33,046)	(33,378)
Provision for loan losses	337,068	8,176,942
Depreciation and amortization	408,059	271,694
Changes in operating assets and liabilities:
Due from general partner	--	44,162
Interest and other receivables	(642,477)	(1,053,863)
Other assets	(300,460)	8
Accounts payable and accrued liabilities	92,280	239,993
Due to general partner	118,812	487,786
Net cash provided by operating activities	279,673	3,154,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(114,755)	(9,025,860)
Principal collected on loans	839,489	3,580,313
Investment in real estate properties	(120,878)	(717,447)
Net proceeds from disposition of real estate properties	358,887	467,643
Investment in certificates of deposit	(232,230)	--
Maturity of certificates of deposit	--	757,996
Distribution received from investment in limited liability company	--	63,000
Net cash used in investing activities	730,513	(4,874,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	--	95,758
Advances on line of credit payable	--	11,859,000
Repayments on line of credit payable	(823,479)	(3,022,000)
Distributions to noncontrolling interest	(4,140)	(10,005)
Partners’ cash distributions	(528,613)	(1,486,823)
Partners’ capital withdrawals	--	(5,110,006)
Net cash (used in ) provided by financing activities	(1,356,232)	2,325,924

Net (decrease) increase in cash and cash equivalents	(346,046)	606,411

Cash and cash equivalents at beginning of period	7,530,272	2,800,123

Cash and cash equivalents at end of period	$7,184,226	$3,406,534

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$596,342	$423,092

See notes 2, 4 and 5 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2010. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the Securities and Exchange Commission.

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

Income Taxes

No provision for federal and state income taxes is made in the consolidated financial statements since the Partnership is not a taxable entity.  Accordingly, any income or loss is included in the tax returns of the partners.

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Partnership has elected to record interest and penalties related to unrecognized tax benefits, if any, in other expenses. The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2010 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Recently Adopted Accounting Standards

ASU No. 2010-06

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures with respect to transfers in and out of Levels 1 and 2 and that Level 3 fair value measurements present separately information about purchases, sales, issuances and settlements (on a gross basis). In addition, the ASU requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 (except certain disclosures about Level 3 activity which is effective in fiscal years beginning after December 15, 2010). The implementation of this ASU did not have a material impact on the Partnership’s fair value disclosures.

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
By Property Type:
Commercial	$99,830,820	$100,400,765
Condominiums	59,299,158	59,470,752
Apartments	4,325,000	4,325,000
Single family homes (1-4 Units)	326,136	327,127
Improved and unimproved land	47,277,912	47,260,116

	$211,059,026	$211,783,760
By Deed Order:
First mortgages	$189,384,505	$189,642,783
Second and third mortgages	21,674,521	22,140,977

	$211,059,026	$211,783,760

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of March 31, 2010 and December 31, 2009, the Partnership held Construction Loans totaling approximately $0 and $7,781,000, respectively, and had commitments to disburse an additional $0 and $13,000, respectively, on Construction Loans. Certain loans that were previously classified as Construction Loans were removed from this classification as of March 31, 2010 because construction has been completed and/or all remaining holdback funds have been disbursed to the borrowers.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of March 31, 2010 and December 31, 2009, the Partnership held Rehabilitation Loans totaling approximately $20,576,000 and $53,178,000, respectively, and had commitments to disburse an additional $629,000 and $655,000, respectively, on Rehabilitation Loans. Certain loans that were previously classified as Rehabilitation Loans were removed from this classification as of March 31, 2010 because rehabilitation has been completed and/or all remaining holdback funds have been disbursed to the borrowers. Rehabilitation Loans are categorized within Commercial and Condominiums for $9,592,000 and $10,984,000, respectively, as of March 31, 2010.

Scheduled maturities of loans secured by trust deeds as of March 31, 2010 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending March 31:
2010 (past maturity)	$163,090,218	$10,964	$163,101,182
2011	17,724,650	—	17,724,650
2012	15,980,050	—	15,980,050
2013	—	—	—
2014	—	—	—
2015	—	9,000,000	9,000,000
Thereafter (through 2017)	76,136	5,177,008	5,253,144
	$196,871,054	$14,187,972	$211,059,026

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.41%, 2.55% and 3.84%, respectively, as of March 31, 2010), the prime rate (3.25% as of March 31, 2010) or the weighted average cost of funds index for Eleventh or Twelfth District savings institutions (1.61% and 3.10%, respectively, as of March 31, 2010) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2010 and December 31, 2009:

	March 31, 2010	Portfolio	December 31, 2009	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$16,830,588	7.97%	$16,804,823	7.93%
California	110,892,882	52.54%	111,462,827	52.64%
Colorado	15,828,102	7.50%	15,810,305	7.47%
Florida	26,257,122	12.44%	26,257,122	12.40%
Idaho	2,200,000	1.04%	2,200,000	1.04%
Nevada	7,909,650	3.75%	7,909,650	3.73%
New York	10,500,000	4.97%	10,500,000	4.96%
Oregon	76,136	0.04%	77,127	0.04%
Pennsylvania	1,320,057	0.63%	1,320,057	0.62%
Texas	2,635,000	1.25%	2,635,000	1.24%
Utah	3,745,856	1.77%	3,943,216	1.86%
Washington	12,863,633	6.10%	12,863,633	6.07%
	$211,059,026	100.00%	$211,783,760	100.00%

As of March 31, 2010 and December 31, 2009, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 43% ($91,138,000) and 43% ($91,708,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of March 31, 2010 approximately 77% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past two years.

During the three months ended March 31, 2010, the Partnership extended to December 31, 2011 the maturity date of one loan with a principal balance of $800,000.

As of March 31, 2010 and December 31, 2009, approximately $200,720,000 (95.1%) and $201,403,000 (95.1%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of March 31, 2010 and December 31, 2009, the Partnership had thirty-five and thirty-seven past maturity loans totaling approximately $163,090,000 and $164,569,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2010 and December 31, 2009, the Partnership had thirty-two and thirty impaired loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $161,019,000 (76%) and $146,039,000 (69%), respectively.  This included thirty and twenty-eight past maturity loans totaling $157,243,000 (75%) and $142,277,000 (67%), respectively. In addition, five and nine loans totaling approximately $5,847,000 (3%) and $22,292,000 (11%), respectively, were past maturity but current in monthly payments as of March 31, 2010 and December 31, 2009, respectively (combined total of impaired and past maturity loans of $166,866,000 (79%) and $168,331,000 (80%), respectively). Of the impaired and past maturity loans, approximately $57,537,000 (27%) and $61,859,000 (29%), respectively, were in the process of foreclosure and $33,603,000 (16%) and $29,278,000 (14%), respectively, involved borrowers who were in bankruptcy as of March 31, 2010 and December 31, 2009.  During the quarter ended March 31, 2010, one past maturity loan with a principal balance of $525,000 was paid off in full by the borrower. In addition, in April and May 2010 (subsequent to quarter end), the Partnership filed notices of default on four delinquent loans with principal balances totaling approximately $24,328,000 as of March 31, 2010.

The Partnership foreclosed on three loans during the three months ended March 31, 2009 with aggregate principal balances totaling $13,165,000 and obtained the properties via the trustee’s sales.

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan. The loan is secured by a condominium complex located in Miami, Florida consisting of three buildings, two of which have been renovated and in which 168 units remain unsold (the “Point” and “South” buildings) and one which contains 160 units that have not been renovated (the “North” building).  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan as follows: After any protective advances made are reimbursed to the co-lenders on a pro-rata basis, the Partnership and General Partner shall receive their share of interest in the loan prior to any other co-lender and, once all interest has been paid to the co-lenders, the Partnership and General Partner shall receive their share of principal in the loan prior to any other co-lender in the loan.  The servicer of the loan was an affiliate of the junior co-lender (the “Servicing Agent”) and the Partnership received the payments on the loan from the Servicing Agent. As of March 31, 2010, the Partnership had funded $1,462,000 of its pro-rata share of unreimbursed protective advances and funded an additional $15,000 subsequent to quarter end. As of both March 31, 2010 and December 31, 2009, the Partnership’s and General Partner’s remaining principal balances in the subject loan were approximately $23,483,000 and $7,828,000, respectively.

During 2008, the Servicing Agent filed a notice of default on this loan and the loan, and as of March 31, 2010, the loan continues to be in the process of foreclosure. During 2009, the Partnership purchased the junior lender’s investment in the loan (including principal of $7,200,000, accrued interest of approximately $1,618,000 and protective advances of approximately $535,000) for $2,800,000. The balance on this loan was approximately $2,775,000 as of March 31, 2010. The Partnership and the General Partner assumed the duties of the Servicing Agent effective June 1, 2009. The Partnership has recorded a specific loan loss allowance on this loan of approximately $10,404,000 and $9,945,000 as of March 31, 2010 and December 31, 2009, respectively.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $150,909,000 and $103,730,000 as of March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010 and 2009, interest income recognized on impaired loans totaled approximately $813,000 and $584,000, respectively.  For the three months ended March 31, 2010 and 2009, interest income received on impaired loans totaled approximately $1,169,000 and $513,000, respectively.

The Partnership’s allowance for loan losses was $28,730,006 and $28,392,938 as of March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 and December 31, 2009, there was a general allowance for losses of $4,753,000 and $5,645,000, respectively, and a specific allowance for loan losses on eleven and ten loans in the total amount of $23,977,006 and $22,747,938, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The composition of the specific allowance for loan losses as of March 31, 2010 and December 31, 2009 was as follows:

	2010		2009
	Amount	Percent	Amount	Percent
Commercial	$8,793,440	36.7%	$8,770,254	38.6%
Condominiums	15,183,566	63.3%	13,977,684	61.4%
Total	$23,977,006	100.0%	$22,747,938	100.0%

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Balance, beginning of period	$28,392,938	$13,727,634
Provision	337,068	8,176,942
Recovery of bad debts	—	—
Charge-off	—	(241,521)
Balance, end of period	$28,730,006	$21,663,055

The General Partner believes that the allowance for estimated loan losses is management’s best estimate of inherent losses in the loan portfolio as of March 31, 2010. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

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

Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. During 2008, the Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate.  As of March 31, 2010 and December 31, 2009, approximately $572,000 and $579,000, respectively, of this obligation remains accrued on the Partnership’s books. The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2010 and 2009, the Partnership received capital distributions from 1850 of approximately $0 and $63,000, respectively. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $33,000 and $33,000 during the three months ended March 31, 2010 and 2009, respectively.

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2010 and December 31, 2009 consists of the following properties acquired through foreclosure:
	2010	2009
Manufactured home subdivision development, Ione, California	$549,132	$549,132
Commercial building, Roseville, California	204,803	380,924
Two improved residential lots, West Sacramento, California	510,944	510,944
Office/retail complex, Hilo, Hawaii	1,666,121	1,666,121
Office condominium complex (16 units), Roseville, California	7,777,812	7,745,153
	$10,708,812	$10,852,274

During the quarter ended March 31, 2010, the Partnership sold one commercial building located in Roseville, California for net sales proceeds of approximately $359,000, resulting in a gain to the Partnership of approximately $183,000.

During the quarter ended March 31, 2009, the Partnership sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of March 31, 2010 and December 31, 2009:
	2010	2009
Light industrial building, Paso Robles, California	$1,572,343	$1,581,898
Commercial buildings, Roseville, California	630,784	636,849
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,929,806	13,009,843
Undeveloped land, Madera County, California	1,225,000	1,225,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,170,001	2,180,780
Undeveloped land, Marysville, California	594,610	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	2,528,636	2,519,036
75 improved, residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	10,950,684	10,950,684
Undeveloped land, San Jose, California	3,025,992	3,025,992
Undeveloped land, Half Moon Bay, California	2,190,989	2,175,357
Storage facility, Stockton, California	5,214,489	5,238,981
Undeveloped, residential land, Coolidge, Arizona	2,099,816	2,099,816
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	10,480,658	10,566,383
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	467,934	470,718
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,479,456	1,479,380
Golf course, Auburn, California (held within Lone Star Golf, LLC)	2,035,039	2,043,718
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,391,430	3,414,619
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,794,250	5,822,598
	$68,781,917	$69,036,262

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

The balances of land and the major classes of depreciable property for real estate held for investment as of March 31, 2010 and December 31, 2009 are as follows:
	2010	2009
Land	$35,119,719	$35,112,002
Buildings	32,379,103	32,358,648
Improvements	5,996,202	5,936,153
Other	17,925	17,925
	73,512,949	73,424,728
Less: Accumulated depreciation	(4,731,032)	(4,388,466)
	$68,781,917	$69,036,262

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $343,000 and $218,000 for the quarters ended March 31, 2010 and 2009, respectively.

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

The net income to the Partnership from 720 University was approximately $8,000 and $31,000 (including depreciation and amortization of $136,000 and $140,000) for the three months ended March 31, 2010 and 2009, respectively. The non-controlling interest of the joint venture partner of approximately $31,000 and $35,000 as of March 31, 2010 and December 31, 2009, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,930,000 and $13,010,000 as of March 31, 2010 and December 31, 2009, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the sole general manager of Dation (pursuant to an amendment to the Operating Agreement executed in October 2007). Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The Partnership advanced an additional $215,000 in capital contributions to Dation during the three months ended March 31, 2009 for manufactured home purchases and related improvements.

The net loss to the Partnership from Dation was approximately $19,000 and $12,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The Partnership advanced approximately $161,000 and $91,000 to DarkHorse during the quarters ended March 31, 2010 and 2009, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $214,000 and $182,000 (including depreciation of $33,000 and $37,000) for the quarters ended March 31, 2010 and 2009, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

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

The net loss to the Partnership from Anacapa was approximately $113,000 and $45,000 (including depreciation of $94,000 and $20,000) for the quarters ended March 31, 2001 and 2009, respectively.

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

The net loss to the Partnership from Last Resort was approximately $21,000 and $7,000 for the quarters ended March 31, 2010 and 2009, respectively.

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

The net loss to the Partnership from 33rd Street was approximately $13,000 (including depreciation of $6,000) for the quarter ended March 31, 2010.

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

The Partnership advanced approximately $86,000 to Lone Star during the quarter ended March 31, 2010 for operations. The net loss to the Partnership from Lone Star was approximately $101,000 (including depreciation of $11,000) for the quarter ended March 31, 2010.

54th Street Condos, LLC

54th Street Condos, LLC (54th Street) is an Arizona limited liability company formed in December 2009 for the purpose of owning and operating 133 condominium units in a complex located in Phoenix, Arizona, which was acquired by the Partnership via foreclosure in November 2009. The Partnership is the sole member in 54th Street. The assets, liabilities, income and expenses of 54th Street have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from 54th Street was approximately $98,000 (including depreciation of $41,000) for the quarter ended March 31, 2010.

Wolfe Central, LLC

Wolfe Central, LLC (Wolfe Central) is a California limited liability company formed in January 2010 for the purpose of owning and operating an industrial building located in Sunnyvale, California, which was acquired by the Partnership via foreclosure in November 2009. The Partnership is the sole member in Wolfe Central. The assets, liabilities, income and expenses of Wolfe Central have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from Wolfe Central was approximately $34,000 (including depreciation of $21,000) for the quarter ended March 31, 2010.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $574,000 and $498,000 for the quarters ended March 31, 2010 and 2009, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $132,000 and $161,000 for the quarters ended March 31, 2010 and 2009, respectively, and are included in the accompanying consolidated statements of operations. As of March 31, 2010 and 2009, the Partnership owed management and servicing fees to OFG in the amount of approximately $480,000 and $488,000, respectively.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2010 and 2009. If the maximum management fees had been paid to the General Partner during the three months ended    March 31, 2010, the management fees would have been $1,457,000 (increase of $883,000), which would have decreased net income allocated to limited partners by approximately 183.6% (to a loss) and net income allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.002 from income of $0.002. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2009, the management fees would have been $1,766,000 (increase of $1,269,000), which would have increased net loss allocated to limited partners by approximately 25.8% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.023 from a loss of $0.019.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $128,000 and $13,000 for the three months ended March 31, 2010 and 2009, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $4,000 and $5,000 for the three months ended March 31, 2010 and 2009, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $32,000 and $983,000 on loans originated or extended of approximately $800,000 and $22,835,000 for the three months ended March 31, 2010 and 2009, respectively. Of the $983,000 in loan origination fees earned by OFG during the three months ended March 31, 2009, $633,000 were back-end fees earned by OFG as of March 31, 2009 that will not be collected until the related loans are paid in full.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended March 31, 2010 and 2009 were $16,000 and $22,000, respectively.

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

As of March 31, 2010 and 2009, the General Partner held second and fourth deeds of trust in the total amount of approximately $853,000 and $819,000, respectively, secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. The loans to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of March 31, 2010.

NOTE 7 - NOTE PAYABLE

The Partnership has a note payable with a bank in the amount of $10,500,000 through its investment in 720 University (see note 5), which is secured by the retail development located in Greeley, Colorado. The note required monthly interest payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, monthly payments of $56,816 will be required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the three months ended March 31, 2010 and 2009 was approximately $133,000 and $133,000, respectively. The note contains certain covenants, which the Company has complied with as of March 31, 2010.

NOTE 8 - LINE OF CREDIT PAYABLE

The Partnership has a line of credit agreement with a group of banks, which provides interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership are pledged as security for the line of credit. The line of credit is guaranteed by the General Partner. The line of credit matured by its terms on July 31, 2009.  On October 13, 2009, a Modification to Credit Agreement (the “Modification”) was executed by the Partnership and the Lenders whereby the credit line is no longer available for further advances and the maturity date was extended to March 31, 2010. As of the date of this filing, the line of credit has matured and has not been repaid by the Partnership. The General Partner has initiated negotiations with the Lenders to further extend the maturity date of the line of credit to a date by which it is anticipated that the Partnership will have sufficient funds to retire the entire outstanding balance on the line of credit. The General Partner’s continuing intention is to cause the Partnership to retire the line of credit as soon as practicable. Based upon discussions with the Lenders, the General Partner expects the extension will be completed by May 31, 2010, although there can be no assurance that the Partnership will obtain an extension promptly or on terms that are not materially adverse to the Partnership’s operations and financial condition.

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

Notes to Consolidated Financial Statements (Unaudited)

The unpaid principal amount on the line of credit now bears interest at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of March 31, 2010), subject to an interest rate floor of 7.50% per annum.

The balance outstanding on the line of credit was $22,872,000 and $23,695,000 as of March 31, 2010 and December 31, 2009, respectively.  Interest expense was approximately $435,000 and $313,000 for the three months ended March 31, 2010 and 2009, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $986,150 as of March 31, 2010 and December 31, 2009, which has been reflected as restricted cash in the accompanying balance sheets.

NOTE 9 – PARTNERS’ CAPITAL

The Partnership originally registered 200,000,000 Units under Registration No. 333-69272 of which 90,241,162 Units remained available for sale, at a purchase price of $1.00 per Unit, as of March 31, 2008. The Partnership filed a new registration statement with the SEC on Form S-11, file number 333-150248, that was declared effective on April 30, 2008.  The new registration statement registered 100,000,000 Units, including 9,758,838 new Units and 90,241,162 Units that were previously registered and unsold pursuant to registration statement No. 333-69272. Post-Effective Amendment No. 2 to such registration statement was declared effective by the SEC on April 30, 2010.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 and 2010 scheduled withdrawals in the total amount of over $63,000,000 were not made because the Partnership did not have sufficient available cash to make such withdrawals and, pursuant to the modified line of credit agreement executed in October 2009, is prohibited from making capital distributions until the line of credit is fully repaid.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in mid to late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

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

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2010, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheet measured at fair value on a recurring and nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and 2009:

Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2010
Nonrecurring:
Impaired loans	$ 49,978,580	—	—	$ 49,978,580
Real estate properties	$ 27,733,449	—	—	$ 27,733,449

2009
Nonrecurring:
Impaired loans	$ 39,034,387	—	—	$ 39,034,387
Real estate properties	$ 480,000	—	—	$ 480,000

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2010	$ 38,581,158	$ 27,733,449
Total realized and unrealized gains and losses:
Included in net income	(1,229,068)	—
Transfers in and/or out of Level 3	12,626,490	—
Balance, March 31, 2010	$ 49,978,580	$ 27,733,449

Balance, January 1, 2009	$ 23,978,649	$ —
Total realized and unrealized gains and losses: Included in net loss	(7,856,942)	—
Foreclosures	(480,000)	480,000
Transfers in and/or out of Level 3	23,392,680	—
Balance, March 31, 2009	$ 39,034,387	$ 480,000

The following methods and assumptions were used to estimate the fair value of financial instruments not recognized at fair value in the accompanying consolidated balance sheets pursuant to ASC 825-10.

Cash, Cash Equivalents and Restricted Cash

The carrying value of cash and cash equivalents and restricted cash of $7,184,226 and $986,150 as of March 31, 2010, respectively, approximates the fair value because of the relatively short maturity of these instruments.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The carrying value of the Partnership’s certificates of deposit of $1,947,821 as of March 31, 2010 approximates the fair value. Fair value measurements are estimated using a matrix based on interest rates.

Loans Secured by Trust Deeds

The carrying value of loans secured by trust deeds of $211,059,026 as of March 31, 2010, other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

Line of Credit Payable

The carrying value of the line of credit payable of $22,871,623 as of March 31, 2010 is estimated to be the fair value as borrowings on the line of credit are generally short-term and the line bears interest at a variable rate (equal to the bank’s prime rate plus 1.5% but subject to a floor of not less than 7.5% per annum).

Note Payable

The fair value of the Partnership’s note payable with a carrying value of $10,500,000 is estimated to be approximately $9,883,000 as of March 31, 2010. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of March 31, 2010, there were approximately $629,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans or from cash reserves.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz LLC (“1850”).  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook Ventures LLC (“Nanook”), the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. The Partnership has accrued an amount that a third party consultant had estimated will need to be paid for this remediation. If additional amounts are required, it will be an obligation of the Partnership. As of March 31, 2010, approximately $572,000 of this obligation remains accrued on the Partnership’s books.

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

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities. At March 31, 2010, the Partnership owned twenty-three real estate properties, including ten within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowances for loan losses and real estate losses. Actual results could vary from the aforementioned provisions for losses. If the probable ultimate recovery of the carrying amount of a loan is less than amounts due according to the contractual terms of the loan agreement, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued by management at the estimated fair value of the related collateral, less estimated selling costs. Estimated collateral fair values are determined based on third party appraisals, opinions of fair value from third party real estate brokers and/or comparable third party sales.

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

Real estate held for investment includes real estate purchased or acquired through foreclosure (including ten properties within consolidated limited liability companies) and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $574,000 and $498,000 for the three months ended March 31, 2010 and 2009, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $132,000 and $161,000 for the three months ended March 31, 2010 and 2009, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $32,000 and $983,000 on loans originated or extended of approximately $800,000 and $22,835,000 for the three months ended March 31, 2010 and 2009, respectively. Approximately $633,000 of the fees during the quarter ended March 31, 2009 were back-end fees earned by the General Partner as of March 31, 2009 that will not be collected until the related loans are paid in full.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $128,000 and $13,000 for the three months ended March 31, 2010 and 2009, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $4,000 and $5,000 for the three months ended March 31, 2010 and 2009, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $16,000 and $22,000 during the three months ended March 31, 2010 and 2009, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of March 31, 2010, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership for the three months ended March 31, 2010 and 2009, respectively.

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

The Partnership will originate loans secured by very diverse property types. In addition, the Partnership will occasionally lend to borrowers whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make mortgage loans that are riskier than mortgage loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property collateral, such as with lower loan to value ratios. The Partnership is not presently originating new mortgage loans, as it must first fully repay or refinance its outstanding line of credit borrowings or obtain an extension from the lending banks. After repayment of the credit line, the General Partner anticipates that the Partnership will make capital distributions pro rata to its limited partners (up to 10% of limited partners’ capital per calendar year) with net proceeds from loan payoffs, real estate sales and/or capital contributions, as funds become available.

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

From 2007 to 2009, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate has increased substantially from 5.0% in December 2007 to 9.7% in March 2010 while the California unemployment rate has increased over the same period from 6.1% to 12.6%. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 2.1% in 2007 to 0.4% in 2008. The Gross Domestic Product decreased 2.4% in 2009 and increased by an annualized rate of 3.2% in the first quarter of 2010. While the U.S. economy has been in recession for many months, many economists believe that the economy has recently come out of recession. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remains as of March 31, 2010.

The Partnership has experienced increased loan delinquencies and foreclosures over the past three years.  The General Partner believes that this has primarily been the result of the depressed economy and the slowing housing market in California and other parts of the nation. The increased loan delinquencies and foreclosures have resulted in a substantial reduction in Partnership income over the past two years. In addition, due to the state of the economy and depressed real estate values, the Partnership has had to increase its loan loss reserves and take write-downs on certain real estate properties which, in turn, have resulted in losses to the Partnership.

Although currently the General Partner believes that only eleven of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), the current economic slowdown could continue to push values of real estate properties lower.  Given the continued decreasing values in the real estate market, the Partnership continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009 and a decreased ability to meet those requests. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 and 2010 scheduled withdrawals of over $63,000,000 have not been made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership is prohibited from making capital distributions to partners until the line of credit is fully repaid. After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in mid- to late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

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

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of March 31, 2010, 43.2% of loans were secured by real estate in Northern California, while 12.4%, 9.4%, 8.0%, 7.5% and 6.1% were secured by real estate in Florida, Southern California, Arizona, Colorado and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results

	Three Months Ended March 31,
	2010	2009

Total revenues	$4,242,635	$5,965,759
Total expenses	3,761,254	10,888,149

Net income (loss)	$481,381	$(4,922,390)

Less: Net income attributable to noncontrolling interest	(181)	(1,864)

Net income (loss) attributable to Owens Mortgage Investment Fund	$481,200	$(4,924,254)

Net income (loss) allocated to limited partners	$476,188	$(4,876,676)

Net income (loss) allocated to limited partners per weighted average limited partnership unit	$.002	$(.019)

Annualized rate of return to limited partners (1)	0.8%	(7.4)%

Distribution per partnership unit (yield) (2)	1.1%	4.2%

Weighted average limited partnership units	241,576,000	264,185,000

(1)
The annualized rate of return to limited partners is calculated based upon the net income (loss) allocated to limited partners per weighted average limited partnership unit as of March 31, 2010 and 2009 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total Revenues

Interest income on loans secured by trust deeds decreased $2,301,000 (48.8%) during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to an increase in non-accrual loans that were delinquent in payments greater than ninety days between 2009 and 2010 and a decrease in the weighted average balance of the loan portfolio of approximately 17.8% during the three months ended March 31, 2010 as compared to 2009.

Gain on sales of real estate increased $133,000 (236%) during the three months ended March 31, 2010, as compared to the same period in 2009. During the three months ended March 31, 2010, the Partnership sold a commercial building in the complex located in Roseville, California for a gain of approximately $183,000 and recognized $6,000 in deferred gain related to the sale of the Bayview Gardens property in 2006. During the three months ended March 31, 2009, the Partnership sold a unit in the office condominium complex located in Roseville, California for a gain of approximately $50,000 and recognized $6,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.

Other income decreased $20,000 (82.7%) during the three months ended March 31, 2010, as compared to the same period in 2009 due primarily to a decrease in interest earned on money market investments and certificates of deposit. The rates earned on money market investments and certificates of deposit have decreased significantly for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Total Expenses

Management fees to the General Partner increased $77,000 (15.4%) during the three months ended March 31, 2010, as compared to the same period in 2009.  For the first quarter of 2010, while the General Partner did not collect the maximum management fees, it collected management fees equal to the minimum amount that the General Partner determined it needed to be paid in fees from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

Servicing fees to the General Partner decreased $28,000 (17.5%) during the three months ended March 31, 2010, as compared to 2009. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 17.8% during the three months ended March 31, 2010.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2010 and 2009. If the maximum management fees had been paid to the General Partner during the three months ended    March 31, 2010, the management fees would have been $1,457,000 (increase of $883,000), which would have decreased net income allocated to limited partners by approximately 183.6% (to a loss) and net income allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.002 from income of $0.002. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2009, the management fees would have been $1,766,000 (increase of $1,269,000), which would have increased net loss allocated to limited partners by approximately 25.8% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.023 from a loss of $0.019.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2007, 2008 and 2009 and the three months ended March 31, 2010 (annualized), the management fees were 0.79%, 1.53%, 0.89% and 1.08% of the average unpaid balance of mortgage loans, respectively.

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

Legal and professional expenses decreased $53,000 (26.3%) during the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to increased legal and auditing costs in the first quarter of 2009 incurred as a result of increased delinquent loans and loans in the process of foreclosure.

Interest expense increased $122,000 (27.4%) during the three months ended March 31, 2010, as compared to the same period in 2009, due to an increase in the rate of interest charged on the Partnership’s line of credit in order to obtain a waiver of covenant violations incurred in late 2008 and early 2009 and in connection with the line of credit modification agreement executed in October 2009. During the 2nd quarter of 2009, the line of credit interest rate became subject to a floor of not less than 5% per annum, which was thereafter increased to a floor of 7.50% per annum.

The provision for loan losses of $337,000 during the three months ended March 31, 2010 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $892,000 during the quarter due to an increase in impaired loans that were analyzed for a specific allowance. The specific loan loss allowance increased $1,229,000 during the quarter as reserves were adjusted or established on eleven loans. The Partnership recorded a provision for loan losses of approximately $8,177,000 during the three months ended March 31, 2009.

Net Loss from Rental and Other Real Estate Properties

Net loss from rental and other real estate properties increased $166,000 (81.4%) during the three months ended March 31, 2010, as compared to the same period in 2009, due primarily to additional net losses incurred on real estate foreclosed in the past three years and depreciation incurred on several of the Partnership’s real estate properties held for investment.

Financial Condition

March 31, 2010 and December 31, 2009

Loan Portfolio

The number of Partnership mortgage investments decreased from 54 to 52, and the average loan balance increased from $3,922,000 to $4,059,000 between December 31, 2009 and March 31, 2010.

As of March 31, 2010 and December 31, 2009, the Partnership had thirty-two and thirty impaired loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $161,019,000 (76%) and $146,039,000 (69%), respectively.  This included thirty and twenty-eight past maturity loans totaling $157,243,000 (75%) and $142,277,000 (67%), respectively. In addition, five and nine loans totaling approximately $5,847,000 (3%) and $22,292,000 (11%), respectively, were past maturity but current in monthly payments as of March 31, 2010 and December 31, 2009, respectively (combined total of impaired and past maturity loans of $166,866,000 (79%) and $168,331,000 (80%), respectively). Of the impaired and past maturity loans, approximately $57,537,000 (27%) and $61,859,000 (29%), respectively, were in the process of foreclosure and $33,603,000 (16%) and $29,278,000 (14%), respectively, involved borrowers who were in bankruptcy as of March 31, 2010 and December 31, 2009.  During the quarter ended March 31, 2010, one past maturity loan with a principal balance of $525,000 was paid off in full by the borrower. In addition, in April and May 2010 (subsequent to quarter end), the Partnership filed notices of default on four delinquent loans with principal balances totaling approximately $24,328,000 as of March 31, 2010.

As of March 31, 2010 and December 31, 2009, the Partnership held the following types of mortgages:

	2010	2009
By Property Type:
Commercial	$99,830,820	$100,400,765
Condominiums	59,299,158	59,470,752
Apartments	4,325,000	4,325,000
Single family homes (1-4 Units)	326,136	327,127
Improved and unimproved land	47,277,912	47,260,116

	$211,059,026	$211,783,760
By Deed Order:
First mortgages	$189,384,505	$189,642,783
Second and third mortgages	21,674,521	22,140,977

	$211,059,026	$211,783,760

As of March 31, 2010 and December 31, 2009, approximately 43% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 77% of the Partnership’s mortgage loans as of March 31, 2010 were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past two years.

The General Partner increased the allowance for loan losses by $337,000 and $7,935,000 (provision net of charge-offs) during the three months ended March 31, 2010 and 2009, respectively.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowances for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Balance, beginning of period	$28,392,938	$13,727,634
Provision	337,068	8,176,942
Recovery of bad debts	—	—
Charge-off	—	(241,521)
Balance, end of period	$28,730,006	$21,663,055

The Partnership’s allowance for loan losses was $28,730,006 and $28,392,938 as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, there was a general allowance for loan losses of $4,753,000 and $5,645,000, respectively, and a specific allowance for loan losses on eleven and ten loans in the total amount of $23,977,006 and $22,747,948, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2010, the Partnership held title to twenty-three properties that were foreclosed on or purchased by the Partnership in the amount of approximately $79,491,000 (including properties held in ten limited liability companies), net of accumulated depreciation of $4,731,000. As of March 31, 2010, properties held for sale total $10,709,000 and properties held for investment total $68,782,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Seven of the Partnership’s twenty-three properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $1,343,000 to $1,976,000 (47.1%) for the three months ended March 31, 2009 and 2010, respectively, and revenues associated with these properties have increased from $1,139,000 to $1,605,000 (40.9%), thus generating a net loss from real estate properties of $371,000 during the three months ended March 31, 2010 (compared to $205,000 for the same period in 2009).

During the quarter ended March 31, 2010, the Partnership sold one commercial building located in Roseville, California for net sales proceeds of approximately $359,000, resulting in a gain to the Partnership of approximately $183,000.

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

The net income to the Partnership from 720 University was approximately $8,000 and $31,000 (including depreciation and amortization of $136,000 and $140,000) for the three months ended March 31, 2010 and 2009, respectively. The non-controlling interest of the joint venture partner of approximately $31,000 and $35,000 as of March 31, 2010 and December 31, 2009, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,930,000 and $13,010,000 as of March 31, 2010 and December 31, 2009, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the sole general manager of Dation (pursuant to an amendment to the Operating Agreement executed in October 2007). Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The Partnership advanced an additional $215,000 in capital contributions to Dation during the three months ended March 31, 2009 for manufactured home purchases and related improvements.

The net loss to the Partnership from Dation was approximately $19,000 and $12,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The Partnership advanced approximately $161,000 and $91,000 to DarkHorse during the quarters ended March 31, 2010 and 2009, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $214,000 and $182,000 (including depreciation of $33,000 and $37,000) for the quarters ended March 31, 2010 and 2009, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

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

The net loss to the Partnership from Anacapa was approximately $113,000 and $45,000 (including depreciation of $94,000 and $20,000) for the quarters ended March 31, 2001 and 2009, respectively.

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

The net loss to the Partnership from Last Resort was approximately $21,000 and $7,000 for the quarters ended March 31, 2010 and 2009, respectively.

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

The net loss to the Partnership from 33rd Street was approximately $13,000 (including depreciation of $6,000) for the quarter ended March 31, 2010.

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

The Partnership advanced approximately $86,000 to Lone Star during the quarter ended March 31, 2010 for operations. The net loss to the Partnership from Lone Star was approximately $101,000 (including depreciation of $11,000) for the quarter ended March 31, 2010.

54th Street Condos, LLC

54th Street Condos, LLC (54th Street) is an Arizona limited liability company formed in December 2009 for the purpose of owning and operating 133 condominium units in a complex located in Phoenix, Arizona, which was acquired by the Partnership via foreclosure in November 2009. The Partnership is the sole member in 54th Street. The assets, liabilities, income and expenses of 54th Street have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from 54th Street was approximately $98,000 (including depreciation of $41,000) for the quarter ended March 31, 2010.

Wolfe Central, LLC

Wolfe Central, LLC (Wolfe Central) is a California limited liability company formed in January 2010 for the purpose of owning and operating an industrial building located in Sunnyvale, California, which was acquired by the Partnership via foreclosure in November 2009. The Partnership is the sole member in Wolfe Central. The assets, liabilities, income and expenses of Wolfe Central have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net loss to the Partnership from Wolfe Central was approximately $34,000 (including depreciation of $21,000) for the quarter ended March 31, 2010.

Interest and Other Receivables

Interest and other receivables increased from approximately $4,644,000 as of December 31, 2009 to $5,387,000 as of March 31, 2010 ($743,000 or 16.0%) due primarily to an increase in amounts advanced on delinquent loans to cover delinquent taxes, legal fees and insurance, and other receivables related to real estate properties obtained through foreclosure during 2009.

Due to General Partner

Due to General Partner increased from approximately $362,000 as of December 31, 2009 to approximately $481,000 as of March 31, 2010, ($119,000 or 32.8%) due primarily to increased accrued management fees for the months of February and March 2010 as compared to November and December 2009. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above) and can fluctuate from month to month.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,135,000 as of December 31, 2009 to approximately $2,227,000 as of March 31, 2010 ($92,000 or 4.3%) due primarily to an increase in accrued expenses on Partnership real estate (primarily property taxes payable) as of March 31, 2010.

Line of Credit Payable

Line of credit payable decreased from approximately $23,695,000 as of December 31, 2009 to approximately $22,872,000 as of March 31, 2010 ($823,000 or 3.5%) due to repayments made during the quarter then ended from partial and full loan payoffs received. Due to the restrictions placed on the Partnership pursuant to the modified line of credit agreement executed in October 2009, the Partnership is no longer able to draw on the line of credit and is prohibited from distributing capital to limited partners until the line is fully repaid, among other conditions.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2010, management believes that the allowance for loan losses of $28,730,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of March 31, 2010, thirty-two loans totaling $161,019,000 were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure. This includes thirty past maturity loans totaling $157,243,000. In addition, five loans totaling $5,847,000 were also past maturity but current in monthly payments as March 31, 2010 (combined total of $166,866,000). After the General Partner’s evaluation of the loan portfolio during the quarter ended March 31, 2010, the Partnership recorded an additional net provision for loan losses of approximately $337,000 for losses that are estimated to have likely occurred.  The General Partner believes that the allowance for loan losses is sufficient given the net realizable value and/or estimated fair value of the underlying collateral values of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of March 31, 2010, the Partnership held no remaining Construction Loans in its loan portfolio.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of March 31, 2010, the Partnership held three Rehabilitation Loans totaling approximately $20,576,000 and had commitments to disburse an additional $629,000 on Rehabilitation Loans.

Certain loans that were previously classified as Construction or Rehabilitation Loans were removed from these classifications as of March 31, 2010 because construction or rehabilitation, as applicable, has been completed and/or all remaining holdback funds have been disbursed to the borrowers.

Liquidity and Capital Resources

During the quarter ended March 31, 2010, cash flows provided by operating activities approximated $280,000. Investing activities provided approximately $731,000 of net cash during the quarter, as approximately $1,198,000 was received from the payoff of loans and sale of real estate, net of approximately $468,000 used for investing in loans, real estate and certificates of deposit.  Approximately $1,356,000 was used in financing activities, as approximately $823,000 was used to repay the line of credit and $529,000 was distributed to limited partners in the form of income distributions. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year. However, due to the restrictions placed on the Partnership pursuant to the extension and modification of the line of credit agreement in October 2009, the Partnership will be required to apply to the credit line, until it is fully repaid, all net proceeds of loan repayments and real estate sales received.  Thus, the Partnership will not be able to make capital distributions or withdrawals to limited partners until the line of credit is repaid. Because the Partnership has not received sufficient net proceeds to fully repay the line of credit by the extended maturity date of March 31, 2010, the General Partner is seeking the lending banks’ agreement to a further extension of the maturity date. If the Partnership is unable to obtain an extension, it may be required to secure new borrowing with a different institution or sell real estate properties at reduced prices, potentially resulting in losses, in order to repay the outstanding balance.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the approval of the amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 and 2010 scheduled withdrawals in the total amount of over $63,000,000 were not made because the Partnership has not had sufficient available cash to make such withdrawals and, pursuant to the modified line of credit agreement executed in October 2009, is prohibited from making capital distributions until the line of credit is fully repaid.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in mid- to late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year.

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

Sales of Units to investors, reinvestment of limited partner distributions, portfolio loan payoffs, and advances on the Partnership’s line of credit (which has matured and against which the Partnership cannot currently draw) provide the capital for new mortgage investments, when the Partnership has the ability to make such investments. Under normal conditions, if general market interest rates were to increase substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In addition, an increase in delinquencies on Partnership loans could also have the effect of reducing liquidity which could reduce the cash available to invest in new loans and distribute to limited partners.  In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments.

Limited partner capital decreased by approximately $99,000 during the quarter ended March 31, 2010. A component of the decrease in limited partner capital during 2010 was an increase in the allowance for loan losses in the amount of approximately $337,000. Reinvested distributions from limited partners electing to reinvest were $220,000 and $1,617,000 for the quarters ended March 31, 2010 and 2009, respectively. There were no limited partner withdrawals for the quarter ended March 31, 2010. Limited partner withdrawals were $5,110,000 for the quarter ended March 31, 2009. Limited partner withdrawal percentages have been 4.29%, 4.70%, 6.34%, 10.00% and 2.01% for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of three banks that has provided interim financing on mortgage loans invested in by the Partnership. On October 13, 2009, a Modification to Credit Agreement was executed extending the maturity date to March 31, 2010 but providing that the lending banks were not required to advance any additional amounts. As of March 31, 2010 and December 31, 2009, there was $22,872,000 and $23,695,000, respectively, outstanding on the line of credit. As of the date of this filing, the total amount outstanding is approximately $22,797,000. As further described in the following paragraphs, the credit line modification that the Partnership negotiated in order to extend the maturity date imposes additional costs and restrictions on the Partnership.

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

In connection with modifications to the line of credit agreement, the unpaid principal amount bears interest prior to maturity at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of March 31, 2010), subject to an interest rate floor of 7.50% per annum.  Prior to March 2009, interest on the line of credit accrued at the prime rate, but a 5% interest floor was imposed by the banks in March 2009 as a condition of a financial covenant waiver. These interest rate increases and floors have increased the Partnership’s cost of funds on such borrowings, resulting in higher Partnership interest expense and lower Partnership income than would apply when interest accrued at the prime rate.

As a result of the modifications to the line of credit agreement, the Partnership is unable to borrow additional funds on the credit line. The line of credit agreement matured on March 31, 2010 and has not been repaid by the Partnership. The General Partner originally anticipated that the Partnership would be able to fully repay the line of credit balance from loan payoffs and/or real estate sales proceeds by the maturity date. However, it has taken longer for some of the Partnership’s borrowers to obtain take-out financing and two real estate sales contracts were canceled by the buyers. The General Partner has initiated negotiations with the lending banks to further extend the maturity date of the line of credit to a date by which it is anticipated that the Partnership will have sufficient funds to retire the entire outstanding balance on the line of credit. The General Partner’s continuing intention is to cause the Partnership to retire the line of credit as soon as practicable. Based upon discussions with the banks, the General Partner expects the extension will be completed by May 31, 2010, although there can be no assurance that the Partnership will obtain an extension from the banks promptly or on terms that are not materially adverse to the Partnership’s operations and financial condition. Unless an acceptable extension can be negotiated, the Partnership may be required to refinance, potentially on less favorable terms, or to liquidate Partnership investments to repay outstanding borrowings.

The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,500,000 as of March 31, 2010. The interest rate on this note is fixed at 5.07% per annum and the note matures on March 1, 2015.

As of March 31, 2010, the Partnership has commitments to advance additional funds to borrowers of construction and rehabilitation loans in the total amount of approximately $629,000. The Partnership expects the majority of these amounts to be advanced to borrowers by June 2010. The source of funds to fulfill these commitments will be primarily from payoffs on existing mortgage loans or from cash reserves.

It was determined, subsequent to foreclosure of the applicable loans in November 2009, that additional renovation costs in the total amount of approximately $2,000,000 will be required to complete certain of the condominium units located in Phoenix, Arizona now owned by the Partnership so that these units may be leased or sold. The funds to pay for these capitalized costs will likely come from either cash reserves or new borrowings securing the property.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of March 31, 2010), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of March 31, 2010, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Partnership’s risk factors as previously disclosed in the Partnership’s Form 10-K as of and for the year ended December 31, 2009.

Item 3. Defaults Upon Senior Securities

As described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Partnership’s line of credit agreement matured on March 31, 2010 and has not been repaid by the Partnership.  As of the date of this filing, the Partnership is current in interest payments on the credit line, and the unpaid principal amount outstanding is approximately $22,797,000.  The agent for the lending banks has not delivered to the Partnership any notice of default with respect to such maturity and nonpayment, and the Partnership makes no admission as to the existence of any defaults under the line of credit agreement.  Based upon discussions with the banks, the General Partner expects to complete an extension of the maturity date of the line of credit by May 31, 2010.  However, there can be no assurance that the Partnership will obtain an extension promptly or on favorable terms, or that the agent for the lending banks will not assert that the Partnership has defaulted under the line of credit agreement.

Item 6. Exhibits

(a)           Exhibits
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2010	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: May 17, 2010	By:	/s/ William C. Owens
William C. Owens, President

Dated: May 17, 2010	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: May 17, 2010	By:	/s/ Melina A. Platt
Melina A. Platt, Controller