Form 10-Q
period 2010-06-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2010-08-13
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

Exhibit 31.1
Exhibit 31.2
Exhibit 32

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009
(UNAUDITED)

	June 30	December 31
	2010	2009
ASSETS
Cash and cash equivalents	$4,999,469	$7,530,272
Restricted cash	986,150	986,150
Certificates of deposit	3,313,904	1,715,591
Loans secured by trust deeds, net of allowance for losses of $25,118,880 in 2010 and $28,392,938 in 2009	174,294,457	183,390,822
Interest and other receivables	5,128,747	4,644,320
Vehicles, equipment and furniture, net of accumulated depreciation of $243,701 in 2010 and $268,309 in 2009	456,232	626,543
Other assets, net of accumulated amortization of $643,617 in 2010 and $599,050 in 2009	823,963	560,259
Investment in limited liability company	2,149,770	2,141,980
Real estate held for sale	10,049,565	10,852,274
Real estate held for investment, net of accumulated depreciation and amortization of $5,109,246 in 2010 and $4,388,466 in 2009	73,571,803	69,036,262
Total Assets	$275,774,060	$281,484,473

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$125,563	$51,407
Due to general partner	413,790	362,210
Accounts payable and accrued liabilities	2,436,334	2,135,011
Deferred gain	843,589	855,482
Notes payable	10,465,447	10,500,000
Line of credit payable	19,650,171	23,695,102
Total Liabilities	33,934,894	37,599,212

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,488,448	2,512,399
Limited partners	239,326,148	241,338,206
Total Owens Mortgage Investment Fund partners’ capital	241,814,596	243,850,605
Noncontrolling interest	24,570	34,656
Total partners’ capital	241,839,166	243,885,261
Total Liabilities and Partners’ Capital	$275,774,060	$281,484,473

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2010 and 2009
(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES:
Interest income on loans secured by trust deeds	$1,917,769	$4,029,759	$4,329,965	$8,743,197
Gain on sale of real estate and other assets, net	279	5,756	188,933	61,868
Rental and other income from real estate properties	2,036,890	1,406,450	3,641,451	2,545,119
Income from investment in limited liability company	39,744	34,943	72,790	68,320
Other income	4,118	8,915	8,296	33,078
Total revenues	3,998,800	5,485,823	8,241,435	11,451,582

EXPENSES:
Management fees to general partner	480,906	523,986	1,055,317	1,021,593
Servicing fees to general partner	127,289	159,998	259,778	320,565
Administrative	15,000	15,000	30,000	30,000
Legal and professional	98,959	182,878	249,189	386,570
Rental and other expenses on real estate properties	2,201,297	1,615,479	4,176,843	2,958,682
Interest expense	542,205	694,037	1,110,511	1,140,045
Provision for loan losses	1,510,680	2,943,003	1,847,748	11,119,945
Impairment losses on real estate properties	465,294	356,045	465,294	356,045
Other	42,229	83,981	50,433	129,111
Total expenses	5,483,859	6,574,407	9,245,113	17,462,556

Net loss	$(1,485,059)	$(1,088,584)	$(1,003,678)	$(6,010,974)
Less: Net (income) loss attributable to non-controlling interest	(623)	1,490	(804)	(374)
Net loss attributable to Owens Mortgage Investment Fund	$(1,485,682)	$(1,087,094)	$(1,004,482)	$(6,011,348)

Net loss allocated to general partner	$(14,515)	$(9,820)	$(9,503)	$(57,398)

Net loss allocated to limited partners	$(1,471,167)	$(1,077,274)	$(994,979)	$(5,953,950)

Net loss allocated to limited partners per weighted average limited partnership unit	$(.006)	$(.004)	$(.004)	$(.020)

Weighted average limited partnership units	240,854,000	258,888,000	241,215,000	261,537,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital

For the Six Months Ended June 30, 2010 and 2009
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interest	capital

Balances, December 31, 2008	$2,781,730	270,617,699	$270,421,679	$273,203,409	$68,645	$273,272,054

Net (loss) income	(57,398)	(5,953,950)	(5,953,950)	(6,011,348)	374	(6,010,974)
Sale of partnership units	—	99,268	99,268	99,268	—	99,268
Partners’ withdrawals	—	(5,110,006)	(5,110,006)	(5,110,006)	—	(5,110,006)
Partners’ distributions	(45,423)	(2,339,436)	(2,339,436)	(2,384,859)	(19,905)	(2,404,764)

Balances, June 30, 2009	$2,678,909	257,313,575	$257,117,555	$259,796,464	$49,114	$259,845,578

Balances, December 31, 2009	$2,512,399	241,534,226	$241,338,206	$243,850,605	$34,656	243,885,261
Net (loss) income	(9,503)	(994,979)	(994,979)	(1,004,482)	804	(1,003,678)
Partners’ distributions	(14,448)	(1,017,079)	(1,017,079)	(1,031,527)	(10,890)	(1,042,417)

Balances, June 30, 2010	$2,488,448	239,522,168	$239,326,148	$241,814,596	$24,570	$241,839,166

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009
(UNAUDITED)

	June 30	June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,003,678)	$(6,010,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of real estate and other assets, net	(182,223)	(61,868)
Income from investment in limited liability company	(72,790)	(68,320)
Provision for loan losses	1,847,748	11,119,945
Impairment losses on real estate properties	465,294	356,045
Depreciation and amortization	834,697	609,481
Changes in operating assets and liabilities:
Due from general partner	—	44,162
Interest and other receivables	(954,555)	(1,192,208)
Other assets	(308,271)	(1,429)
Accounts payable and accrued liabilities	301,323	257,060
Due to general partner	51,580	488,820
Net cash provided by operating activities	979,125	5,540,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	(1,162,366)	(13,637,767)
Principal collected on loans	3,941,011	7,928,728
Investment in real estate properties	(348,124)	(798,311)
Net proceeds from disposition of real estate properties	646,258	467,643
Purchases of vehicles, equipment and furniture	(5,649)	(82,263)
(Purchases) maturities of certificates of deposit	(1,598,313)	286,163
Distribution received from investment in limited liability company	65,000	111,999
Net cash provided by (used in) investing activities	1,537,817	(5,723,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of partnership units	—	99,268
Advances on line of credit payable	—	15,397,676
Repayments on line of credit payable	(4,044,931)	(3,365,676)
Repayments on note payable	(34,553)	—
Distributions to noncontrolling interest in limited liability company	(10,890)	(19,905)
Partners’ cash distributions	(957,371)	(2,947,599)
Partners’ capital withdrawals	—	(5,110,006)
Net cash (used in) provided by financing activities	(5,047,745)	4,053,758

Net (decrease) increase in cash and cash equivalents	(2,530,803)	3,870,664

Cash and cash equivalents at beginning of period	7,530,272	2,800,123

Cash and cash equivalents at end of period	$4,999,469	$6,670,787

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$1,165,070	$1,058,398

See notes 2, 4 and 5 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2010. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the Securities and Exchange Commission.

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

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Partnership has elected to record interest and penalties related to unrecognized tax benefits, if any, in other expenses. The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2010 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

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

Recently Issued Accounting Standards

ASU No. 2010-20

In July 2010, the FASB issued ASU No. 2010-10, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The amendments in this ASU require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The ASU is effective for interim and annual reporting periods beginning on or after December 15, 2010. The implementation of this ASU will require significant new disclosures in the notes to the Partnership’s consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 - LOANS SECURED BY TRUST DEEDS AND ALLOWANCE FOR LOAN LOSSES

Loans secured by trust deeds as of June 30, 2010 and December 31, 2009 are as follows:
	2010	2009
By Property Type:
Commercial	$87,922,634	$100,400,765
Condominiums	59,562,665	59,470,752
Apartments	4,325,000	4,325,000
Single family homes (1-4 units)	325,125	327,127
Improved and unimproved land	47,277,913	47,260,116
	$199,413,337	$211,783,760
By Deed Order:
First mortgages	$177,556,658	$189,642,783
Second and third mortgages	21,856,679	22,140,977
	$199,413,337	$211,783,760

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of June 30, 2010 and December 31, 2009, the Partnership held Construction Loans totaling approximately $0 and $7,781,000, respectively, and had commitments to disburse an additional $0 and $13,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of June 30, 2010 and December 31, 2009, the Partnership held Rehabilitation Loans totaling approximately $11,248,000 and $53,178,000, respectively, and had commitments to disburse an additional $232,000 and $655,000, respectively, on Rehabilitation Loans. Certain loans that were previously classified as Rehabilitation Loans were removed from this classification during the six months ending June 30, 2010 because rehabilitation has been completed and/or all remaining holdback funds have been disbursed to the borrowers. All Rehabilitation Loans are categorized within Condominiums as of June 30, 2010.

Scheduled maturities of loans secured by trust deeds as of June 30, 2010 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending June 30:
2010 (past maturity)	$151,305,388	$—	$151,305,388
2011	20,130,913	5,555	20,136,468
2012	13,755,945	—	13,755,945
2013	—	—	—
2014	—	9,000,000	9,000,000
2015	—	—	—
Thereafter (through 2017)	75,125	5,140,411	5,215,536
	$185,267,371	$14,145,966	$199,413,337

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.32%, 1.79% and 2.97%, respectively, as of June 30, 2010), the prime rate (3.25% as of June 30, 2010) or the weighted average cost of funds index for Eleventh District savings institutions (1.79%, as of June 30, 2010) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 0.25% to 0.65% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of June 30, 2010 and December 31, 2009:
	June 30, 2010	Portfolio	December 31, 2009	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,502,435	3.76%	$16,804,823	7.93%
California	107,974,528	54.15%	111,462,827	52.64%
Colorado	15,828,102	7.94%	15,810,305	7.47%
Florida	26,257,121	13.17%	26,257,122	12.40%
Idaho	2,200,000	1.10%	2,200,000	1.04%
Nevada	7,909,650	3.97%	7,909,650	3.73%
New York	10,500,000	5.26%	10,500,000	4.96%
Oregon	75,125	0.04%	77,127	0.04%
Pennsylvania	1,922,003	0.96%	1,320,057	0.62%
Texas	2,635,000	1.32%	2,635,000	1.24%
Utah	3,745,857	1.88%	3,943,216	1.86%
Washington	12,863,516	6.45%	12,863,633	6.07%
	$199,413,337	100.00%	$211,783,760	100.00%

As of June 30, 2010 and December 31, 2009, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 44% ($88,220,000) and 43% ($91,708,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of June 30, 2010, approximately 75% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past two years.

During the six months ended June 30, 2010, the Partnership extended to December 31, 2011 the maturity date of one loan with a principal balance of $800,000. During the three months ended June 30, 2009, the Partnership extended the maturity dates of four loans on a short-term basis (less than two years) with aggregate principal balances totaling approximately $6,150,000.

As of June 30, 2010 and December 31, 2009, approximately $189,118,000 (94.8%) and $201,403,000 (95.1%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of June 30, 2010 and December 31, 2009, the Partnership had thirty-three and thirty-seven past maturity loans totaling approximately $151,305,000 and $164,569,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2010 and December 31, 2009, the Partnership had thirty-two and thirty impaired loans, respectively, that were delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $154,599,000 (78%) and $146,039,000 (69%), respectively.  This included twenty-nine and twenty-eight past maturity loans totaling $148,418,000 (74%) and $142,277,000 (67%), respectively. In addition, four and nine loans totaling approximately $2,888,000 (2%) and $22,292,000 (11%), respectively, were past maturity but current in monthly payments as of June 30, 2010 and December 31, 2009, respectively (combined total of impaired and past maturity loans of $157,487,000 (79%) and $168,331,000 (80%), respectively). Of the impaired and past maturity loans, approximately $78,119,000 (39%) and $61,859,000 (29%), respectively, were in the process of foreclosure and $37,348,000 (19%) and $29,278,000 (14%), respectively, involved borrowers who were in bankruptcy as of June 30, 2010 and December 31, 2009. During the quarter ended June 30, 2010, two past maturity loans secured by the same property with an aggregate principal balance of approximately $3,059,000 were paid off in full by the borrower (with past due interest discounted by the Partnership). Subsequent to quarter end, one loan with a principal balance of $1,350,000 as of June 30, 2010 became greater than ninety days delinquent in payments. In addition, in August 2010, the Partnership filed notices of default on two delinquent loans securing the same property with principal balances totaling $11,600,000 as of June 30, 2010.

The Partnership foreclosed on one loan and five loans during the six months ended June 30, 2010 and 2009, respectively, with aggregate principal balances totaling approximately $9,592,000 and $18,576,000, respectively, and obtained the properties via the trustee’s sales.

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan.  The loan is secured by a condominium complex located in Miami, Florida consisting of three buildings, two of which have been renovated and in which 168 units remain unsold (the “Point” and “South” buildings) and one which contains 160 units that have not been renovated (the “North” building). The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan as follows: After any protective advances made are reimbursed to the co-lenders on a pro-rata basis, the Partnership and General Partner shall receive their share of interest in the loan prior to any other co-lender and, once all interest has been paid to the co-lenders, the Partnership and General Partner shall receive their share of principal in the loan prior to any other co-lender in the loan. The servicer of the loan was an affiliate of the junior co-lender (the “Servicing Agent”) and the Partnership received payments on the loan from the Servicing Agent. As of June 30, 2010, the Partnership had funded $1,491,000 of its pro-rata share of unreimbursed protective advances and funded an additional $21,000 subsequent to quarter end. As of June 30, 2010 and December 31, 2009, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.

During 2008, the Servicing Agent filed a notice of default on this loan and, as of June 30, 2010, the loan continues to be in the process of foreclosure. During 2009, the Partnership purchased the junior lender’s investment in the loan (including principal of $7,200,000, accrued interest of approximately $1,618,000 and protective advances of approximately $535,000) for $2,800,000. The balance on this loan was approximately $2,775,000 as of June 30, 2010. The Partnership and the General Partner assumed the duties of the Servicing Agent effective June 1, 2009. The Partnership has recorded a specific loan loss allowance on this loan of approximately $11,064,000 and $9,945,000 as of June 30, 2010 and December 31, 2009, respectively.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $153,785,000 and $116,707,000 as of June 30, 2010 and 2009, respectively.  Interest income recognized on impaired loans totaled approximately $713,000 and $550,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,526,000 and $1,134,000 for the six months ended June 30, 2010 and 2009, respectively.  Interest income received on impaired loans totaled approximately $969,000 and $721,000 for the three months ended June 30, 2010 and 2009, respectively, and $2,138,000 and $1,234,000 for the six months ended June 30, 2010 and 2009, respectively.
The Partnership’s allowance for loan losses was $25,118,880 and $28,392,938 as of June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 and December 31, 2009, there was a general allowance for loan losses of $4,378,000 and $5,645,000, respectively, and a specific allowance for loan losses on sixteen and ten loans in the total amount of $20,740,880 and $22,747,938, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The composition of the specific allowance for loan losses as of June 30, 2010 and December 31, 2009 was as follows:

	2010		2009
	Amount	Percent	Amount	Percent
Commercial	$4,176,148	20.1%	$8,770,254	38.6%
Condominiums	16,370,185	78.9%	13,977,684	61.4%
Apartments	160,403	0.8%	—	—%
Land	34,144	0.2%	—	—%
Total	$20,740,880	100.0%	$22,747,938	100.0%

Changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$28,730,006	$21,663,055	$28,392,938	$13,727,634
Provision	1,510,680	2,943,003	1,847,748	11,119,945
Recovery of bad debts	—	—	—	—
Charge-off	(5,121,806)	(2,142,940)	(5,121,806)	(2,384,461)
Balance, end of period	$25,118,880	$22,463,118	$25,118,880	$22,463,118

The General Partner believes that the allowance for estimated loan losses is management’s best estimate of inherent losses in the loan portfolio as of June 30, 2010. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral.

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

Notes to Consolidated Financial Statements (Unaudited)

Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. During 2008, the Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate. As of June 30, 2010 and December 31, 2009, approximately $568,000 and $579,000, respectively, of this obligation remains accrued on the Partnership’s books. The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

The Partnership received capital distributions from 1850 of approximately $65,000 and $49,000 during the three months ended June 30, 2010 and 2009, respectively, and $65,000 and $112,000 during the six months ended June 30, 2010 and 2009, respectively. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $40,000 and $35,000 during the three months ended June 30, 2010 and 2009, respectively, and $73,000 and $68,000 during the six months ended June 30, 2010 and 2009, respectively.

NOTE 4 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of June 30, 2010 and December 31, 2009 consists of the following properties acquired through foreclosure:
	2010	2009
Manufactured home subdivision development, Ione, California	$455,179	$549,132
Commercial building, Roseville, California	204,803	380,924
Two improved residential lots, West Sacramento, California	510,944	510,944
Office/retail complex, Hilo, Hawaii	1,566,121	1,666,121
Office condominium complex (16 units), Roseville, California	7,312,518	7,745,153
	$10,049,565	$10,852,274

During the quarter ended June 30, 2010, the Partnership sold one house in the manufactured home subdivision development located in Ione, California for net sales proceeds of approximately $88,000, resulting in a loss to the Partnership of approximately $6,000.

During the quarter ended June 30, 2010, the Partnership recorded an impairment loss of approximately $465,000 on 8 units in the office condominium complex located in Roseville, California based on updated sales data obtained, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

During the six months ended June 30, 2010, the Partnership sold one commercial building located in Roseville, California for net sales proceeds of approximately $359,000, resulting in a gain to the Partnership of approximately $183,000.

In July 2010 (subsequent to quarter end), the Partnership sold the office/retail complex located in Hilo, Hawaii for $500,000 cash and a note in the amount of $2,000,000, resulting in a gain to the Partnership of approximately $805,000. As of June 30, 2010, $100,000 of the purchaser’s nonrefundable deposit had been received by the Partnership and recorded as a reduction in the property’s basis.

During the quarter ended June 30, 2009, the Partnership recorded an impairment loss of approximately $72,000 on five lots (four with houses) in the manufactured home subdivision development located in Ione, California based on an updated appraisal on one of the houses, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2009, the Partnership sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

NOTE 5 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of June 30, 2010 and December 31, 2009:
	2010	2009
Light industrial building, Paso Robles, California	$1,560,397	$1,581,898
Commercial buildings, Roseville, California	628,213	636,849
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,828,633	13,009,843
Undeveloped land, Madera County, California	1,225,000	1,225,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,061,142	2,180,780
Undeveloped land, Marysville, California	594,610	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	2,551,071	2,519,036
75 improved, residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	10,950,684	10,950,684
Undeveloped land, San Jose, California	3,025,992	3,025,992
Undeveloped land, Half Moon Bay, California	2,199,120	2,175,357
Storage facility, Stockton, California	5,190,804	5,238,981
Undeveloped, residential land, Coolidge, Arizona	2,099,816	2,099,816
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	10,394,933	10,566,383
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	465,149	470,718
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,557,362	1,479,380
Golf course, Auburn, California (held within Lone Star Golf, LLC)	2,049,109	2,043,718
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,380,970	3,414,619
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,781,932	5,822,598
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	5,026,866	—
	$73,571,803	$69,036,262

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of June 30, 2010 and December 31, 2009 are as follows:
	2010	2009
Land and land improvements	$36,178,377	$35,112,002
Buildings	36,322,492	32,358,648
Improvements	6,159,655	5,936,153
Other	20,525	17,925
	78,681,049	73,424,728
Less: Accumulated depreciation	(5,109,246)	(4,388,466)
	$73,571,803	$69,036,262

The acquisition of certain real estate properties through foreclosure resulted in the following non-cash activity for the six months ended June 30, 2010 and 2009, respectively:
	2010	2009
Increases:
Real estate held for investment	$5,040,000	$16,611,437
Vehicles, equipment and furniture	—	80,000
Other assets	—	21,192
Accounts payable and accrued liabilities	—	(8,725)
Decreases:
Loans secured by trust deeds, net of allowance for loan losses	(4,603,768)	(16,191,441)
Interest and other receivables	(436,232)	(512,463)

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $378,000 and $278,000 for the three months ended June 30, 2010 and 2009, respectively, and $721,000 and $496,000 for the six months ended June 30, 2010 and 2009, respectively.

During the quarter ended June 30, 2010, the Partnership obtained a deed in lieu of foreclosure from the borrower on a first mortgage loan secured by a medical office condominium complex located in Gilbert, Arizona in the amount of approximately $9,592,000 and obtained the property. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established for this loan in the total amount of approximately $4,914,000 as of March 31, 2010. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in May 2010, along with an additional charge to bad debt expense of approximately $74,000 for additional delinquent property taxes paid.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, AMFU, LLC, to own and operate the complex.

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

The net income (loss) to the Partnership from 720 University was approximately $27,000 and $(14,000) (including depreciation and amortization of $139,000 and $138,000) for the three months ended June 30, 2010 and 2009, respectively, and $35,000 and $17,000 (including deprecation and amortization of $275,000 and $278,000) for the six months ended June 30, 2010 and 2009, respectively. The non-controlling interest of the joint venture partner of approximately $25,000 and $35,000 as of June 30, 2010 and December 31, 2009, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University property and improvements was approximately $12,829,000 and $13,010,000 as of June 30, 2010 and December 31, 2009, respectively.

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

The Partnership advanced an additional $11,000 in capital contributions to Dation during the three months ended June 30, 2009 for manufactured home purchases and related improvements. The Partnership received repayment of capital contributions of $84,000 during the three months ended June 30, 2010.

The net (loss) income to the Partnership from Dation was approximately $(7,000) and $3,000 for the three months ended June 30, 2010 and 2009, respectively, and $(26,000) and $(9,000) for the six months ended June 30, 2010 and 2009, respectively.

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

The Partnership advanced approximately $88,000 and $84,000 to DarkHorse during the three months ended June 30, 2010 and 2009, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $93,000 and $131,000 (including depreciation of $30,000 and $40,000) for the three months ended June 30, 2010 and 2009, respectively, and $307,000 and $313,000 (including depreciation of $63,000 and $77,000) for the six months ended June 30, 2010 and 2009, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

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

The Partnership advanced approximately $101,000 to Lone Star during the quarter ended June 30, 2010. The net income (loss) to the Partnership from Lone Star was approximately $(4,000) and $29,000 (including depreciation of $11,000 and $3,000) for the three months ended June 30, 2010 and 2009, respectively, and $(106,000) and $29,000 (including depreciation of $22,000 and $3,000) for the six months ended June 30, 2010 and 2009, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate net income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results, for the six months ended June 30, 2010 and 2009 were as follows:
	2010	2009
Anacapa Villas, LLC	$(136,000)	$(183,000)
Baldwin Ranch Subdivision, LLC	(98,000)	(108,000)
The Last Resort and Marina, LLC	(12,000)	(30,000)
33rd Street Terrace, LLC	(1,000)	10,000
54th Street Condos, LLC	(184,000)	—
Wolfe Central, LLC	187,000	—
AMFU, LLC	(39,000)	—
Light industrial building, Paso Robles, California	117,000	208,000
Undeveloped land, San Jose, California	(70,000)	(76,000)
Storage facility, Stockton, California	29,000	16,000

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $481,000 and $524,000 for the three months ended June 30, 2010 and 2009, respectively, and $1,055,000 and $1,022,000 for the six months ended June 30, 2010 and 2009, respectively. Servicing fees amounted to approximately $127,000 and $160,000 for the three months ended June 30, 2010 and 2009, respectively, and $260,000 and $321,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the Partnership owed management and servicing fees to OFG in the amount of approximately $414,000 and $362,000, respectively.

The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2010 and 2009. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2010, the management fees would have been $1,400,000 (increase of $919,000) and $2,858,000 (increase of $1,802,000), respectively, which would have increased net loss allocated to limited partners by approximately 62% and 179%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.010 and $.012, respectively, from a loss of $.006 and $.004, respectively. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2009, the management fees would have been $1,760,000 (increase of $1,236,000) and $3,526,000 (increase of $2,505,000), respectively, which would have increased net loss allocated to limited partners by approximately 114% and 42%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.009 and $.03, respectively, from a loss of $.004 and $.02, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $0 and $8,000 for the three months ended June 30, 2010 and 2009, respectively, and $128,000 and $21,000 for the six months ended June 30, 2010 and 2009, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $3,000 and $6,000 for the three months ended June 30, 2010 and 2009, respectively, and $7,000 and $11,000 for the six months ended June 30, 2010 and 2009, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $0 and $9,000 on loans originated or extended of approximately $0 and $450,000 for the three months ended June 30, 2010 and 2009, respectively, and $32,000 and $992,000 on loans originated or extended of approximately $800,000 and $23,285,000 for the six months ended June 30, 2010 and 2009, respectively. Of the $992,000 in loan origination fees earned by OFG during the six months ended June 30, 2009, $633,000 were back-end fees that will not be collected by OFG until related loans are paid in full.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended June 30, 2010 and 2009 were $15,000 and $16,000, respectively, and $31,000 and $38,000 during the six months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010 and 2009, the General Partner held second and fourth deeds of trust in the total amount of approximately $853,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. The loans to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of June 30, 2010.

NOTE 7 - NOTES PAYABLE

The Partnership has a note payable with a bank with a principal balance of $10,465,000 and $10,500,000 as of June 30, 2010 and December 31, 2009, respectively, through its investment in 720 University (see Note 5), which is secured by the retail development located in Greeley, Colorado. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $134,000 and $135,000 for the three months ended June 30, 2010 and 2009, respectively, and $267,000 and $268,000 during the six months ended June 30, 2010 and 2009, respectively. The note contains certain covenants, which the Company has complied with as of June 30, 2010.

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

Commencing before the extended maturity date of the line of credit, the General Partner sought to negotiate with the Lenders to further extend its maturity until a date by which the Partnership would anticipate having sufficient funds to retire the entire outstanding credit line balance. As a result of the General Partner’s communications with the Lenders, on June 15, 2010, the Agent for the Lenders sent the Partnership a forbearance letter stating that the Partnership’s repayment obligations matured on March 31, 2010. The letter notified the Partnership of the Agent’s intention to forbear through June 30, 2010 in taking legal action on account of the Partnership’s failure to pay all principal and interest at maturity through that date, assuming that there is no further default under the credit agreement. On July 7, 2010, the Agent for the Lenders sent the Partnership another forbearance letter stating that the Agent intends to further forbear through September 30, 2010 in taking any legal action on account of the Borrower’s failure to pay all principal and interest at maturity, assuming that there is no further default under the credit agreement.

The July 7, 2010 forbearance letter indicates that the Agent’s forbearance is conditioned on the Partnership’s delivery of the Partnership’s forecast regarding repayment of the credit line on or before September 30, 2010, and regular status updates regarding the Partnership’s refinancing and asset sale efforts.  However, the letter does not demand any actions by the Partnership regarding the outstanding line of credit balance.  The letter disclaims any waiver or modification of the Agent’s or the Lenders’ legal and contractual rights, and expressly reserves such rights.

The General Partner’s continuing intention is to cause the Partnership to retire the line of credit as soon as practicable, but there can be no assurance as to when this will occur.  If the Agent and the Lenders cease their forbearance and take action to collect the unpaid principal balance, whether in response to a default or otherwise, the Partnership may be required to negotiate with the Lenders regarding an extension.  If an acceptable extension is not obtained, the Partnership may be required to refinance its indebtedness with a different institution, potentially on unfavorable terms, or liquidate Partnership investments to repay outstanding borrowings, which may occur at reduced prices and result in losses to the Partnership.

The foregoing does not constitute any admission by the Partnership or its General Partner as to the existence of any defaults under the line of credit agreement.

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

The unpaid principal amount on the line of credit now bears interest at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of June 30, 2010), subject to an interest rate floor of 7.50% per annum.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balance outstanding on the line of credit was approximately $19,650,000 and $23,695,000 as of June 30, 2010 and December 31, 2009, respectively.  Interest expense was approximately $408,000 and $559,000 for the three months ended June 30, 2010 and 2009, respectively, and $843,000 and $872,000 for the six months ended June 30, 2010 and 2009, respectively. The Partnership is required to maintain non-interest bearing accounts in the total amount of $986,150 as of June 30, 2010 and December 31, 2009, which has been reflected as restricted cash in the accompanying balance sheets.

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

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 and 2010 scheduled withdrawals in the total amount of over $68,900,000 were not made because the Partnership did not have sufficient available cash to make such withdrawals and, pursuant to the modified line of credit agreement executed in October 2009, is prohibited from making capital distributions until the line of credit is fully repaid.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

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

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At June 30, 2010, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheet measured at fair value on a recurring and nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and 2009:

Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2010
Nonrecurring:
Impaired loans	$ 53,600,943	—	—	$ 53,600,943
Real estate properties	$ 36,713,750	—	—	$ 36,713,750

2009
Nonrecurring:
Impaired loans	$ 56,015,784	—	—	$ 56,015,784
Real estate properties	$ 8,565,400	—	—	$ 8,565,400

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2010	$ 38,581,158	$ 27,733,449
Total realized and unrealized gains and losses: Included in net loss	(3,114,748)	(465,294)
Foreclosures	(5,040,000)	5,040,000
Loan payoffs	(3,353,374)	—
Real estate sales	—	(93,953)
Transfers in and/or out of Level 3	26,527,907	4,499,548
Balance, June 30, 2010	$ 53,600,943	$ 36,713,750

Balance, January 1, 2009	$ 23,978,649	$ —
Total realized and unrealized gains and losses: Included in net loss	(11,293,945)	(356,045)
Foreclosures	(2,592,000)	2,592,000
Transfers in and/or out of Level 3	45,923,080	6,329,445
Balance, June 30, 2009	$ 56,015,784	$ 8,565,400

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following methods and assumptions were used to estimate the fair value of financial instruments not recognized at fair value in the accompanying consolidated balance sheets pursuant to ASC 825-10.

Cash and Cash Equivalents; Restricted Cash

The carrying value of cash and cash equivalents and the carrying value of restricted cash of approximately $4,999,000 and $986,000 as of June 30, 2010 and $7,530,000 and $986,000 as of December 31, 2009, approximates the fair value because of the relatively short maturity of these instruments.

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The carrying value of the Partnership’s certificates of deposit of $3,314,000 and $1,716,000 as of June 30, 2010 and December 31, 2009, respectively, approximates the fair value. Fair value measurements are estimated using a matrix based on interest rates.

Loans Secured by Trust Deeds

The carrying value of loans secured by trust deeds of approximately $199,413,000 and $211,784,000 as of June 30, 2010 and December 31, 2009, respectively, other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of the allowance for loan losses along with accrued interest and advances related thereto should also be considered in evaluating the fair value versus the carrying value.

Line of Credit Payable

The carrying value of the line of credit payable of approximately $19,650,000 and $23,695,000 as of June 30, 2010 and December 31, 2009, respectively, is estimated to be the fair value as borrowings on the line of credit are generally short-term and the line bears interest at a variable rate (equal to the bank’s prime rate plus 1.5% but subject to a floor of not less than 7.5% per annum).

Note Payable

The fair value of the Partnership’s note payable with a carrying value of approximately $10,465,000 and $10,500,000 as of June 30, 2010 and December 31, 2009, respectively, is estimated to be approximately $9,904,000 and $9,856,000 as of June 30, 2010 and December 31, 2009, respectively. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Construction/Rehabilitation Loans

The Partnership makes construction, rehabilitation and other loans which are not fully disbursed at loan inception.  The Partnership has approved the borrowers up to a maximum loan balance; however, disbursements are made periodically during completion phases of the construction or rehabilitation or at such other times as required under the loan documents.  As of June 30, 2010, there were approximately $232,000 of undisbursed loan funds which will be funded by a combination of repayments of principal on current loans or from cash reserves.  The Partnership does not maintain a separate cash reserve to hold the undisbursed obligations that will be funded.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz LLC (“1850”).  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook Ventures LLC (“Nanook”), the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. The Partnership has accrued an amount that a third party consultant had estimated will need to be paid for this remediation. If additional amounts are required, it will be an obligation of the Partnership. As of June 30, 2010, approximately $568,000 of this obligation remains accrued on the Partnership’s books.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

PART I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q and in the most recent Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2010 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions, including a continued downturn in the real estate markets where the Partnership has made loans, adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities. At June 30, 2010, the Partnership owned twenty-four real estate properties, including eleven within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate losses. Actual results could vary from the aforementioned provisions for losses. If the probable ultimate recovery of the carrying amount of a loan is less than amounts due according to the contractual terms of the loan agreement, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued by management at the estimated fair value of the related collateral, less estimated selling costs. Estimated collateral fair values are determined based on third party appraisals, opinions of fair value from third party real estate brokers and/or comparable third party sales.

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

Real estate held for investment includes real estate purchased or acquired through foreclosure (including eleven properties within consolidated limited liability companies) and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $481,000 and $524,000 for the three months ended June 30, 2010 and 2009, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Service fees amounted to approximately $127,000 and $160,000 for the three months ended June 30, 2010 and 2009, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $0 and $9,000 on loans originated or extended of approximately $0 and $450,000 for the three months ended June 30, 2010 and 2009, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $0 and $8,000 for the three months ended June 30, 2010 and 2009, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $3,000 and $6,000 for the three months ended June 30, 2010 and 2009, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $15,000 and $16,000 during the three months ended June 30, 2010 and 2009, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of June 30, 2010, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership for the three months ended June 30, 2010 and 2009, respectively.

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

The Partnership’s operating results are affected primarily by:

•	the amount of cash available to invest in mortgage loans;
•	the amount of borrowing to finance mortgage loan investments and the Partnership’s costs of funds on such borrowings;
•	the level of real estate lending activity in the markets serviced;
•	the ability to identify and lend to suitable borrowers;
•	the interest rates the Partnership is able to charge on loans;
•	the level of delinquencies on mortgage loans;
•	the level of foreclosures and related loan and real estate losses experienced; and
•	the income or losses from foreclosed properties prior to the time of disposal.

From 2007 to June 2010, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate has increased substantially from 5.0% in December 2007 to 9.5% in June 2010 while the California unemployment rate has increased over the same period from 6.1% to 12.3%. Although inflation continues to be a concern, the growth of the Gross Domestic Product slowed from 1.9% (revised) in 2007 to 0% (revised) in 2008 and declined 2.6% (revised) in 2009. The Gross Domestic Product increased by an annualized rate of 3.7% and 2.4% in the first and second quarters of 2010, respectively. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remains as of June 30, 2010.

The Partnership has experienced increased loan delinquencies and foreclosures over the past three years.  The General Partner believes that this has primarily been the result of the depressed economy, lack of availability of credit and the slowing housing market in California and other parts of the nation. The increased loan delinquencies and foreclosures have resulted in a substantial reduction in Partnership income over the past two years. In addition, due to the state of the economy and depressed real estate values, the Partnership has had to increase its loan loss reserves and take write-downs on certain real estate properties which, in turn, have resulted in losses to the Partnership.

Although currently the General Partner believes that only sixteen of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), the current economic slowdown could continue to push values of real estate properties lower.  Given the continued decreasing values in the real estate market, the Partnership continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009 and a decreased ability to meet those requests. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 and 2010 scheduled withdrawals of over $68,900,000 have not been made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership is prohibited from making capital distributions to partners until the line of credit is fully repaid. After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

Although it appears that the U.S. economy has recently experienced positive growth, continued unemployment could negatively affect the values of real estate held by the Partnership and providing security for Partnership loans. This could potentially lead to even greater delinquencies and foreclosures, further reducing the liquidity and net income (yield) of the Partnership, decreasing the cash available for distribution in the form of net income and capital redemptions, and resulting in increased real estate held by the Partnership.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of June 30, 2010, 44.2% of loans were secured by real estate in Northern California, while 9.9%, 13.2%, 7.9%, 6.5% and 5.3% were secured by real estate in Southern California, Florida, Colorado, Washington and New York, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Total revenues	$3,998,800	$5,485,823	$8,241,435	$11,451,582
Total expenses	5,483,859	6,574,407	9,245,113	17,462,556

Net loss	$(1,485,059)	$(1,088,584)	$(1,003,678)	$(6,010,974)

Less: Net (income) loss attributable to non-controlling interest	(623)	1,490	(804)	(374)

Net loss attributable to Owens Mortgage Investment Fund	$(1,485,682)	$(1,087,094)	$(1,004,482)	$(6,011,348)

Net loss allocated to limited partners	$(1,471,167)	$(1,077,274)	$(994,979)	$(5,953,950)

Net loss allocated to limited partners per weighted average limited partnership unit	$(0.006)	$(0.004)	$(0.004)	$(0.020)

Annualized rate of return to limited partners (1)	(2.5)%	(1.7)%	(0.8)%	(4.5)%

Distribution per partnership unit (yield) (2)	0.84%	(0.7)%	0.97%	1.7%

Weighted average limited partnership units	240,854,000	258,888,000	241,215,000	261,537,000

(1)
The annualized rate of return to limited partners is calculated based upon the net (loss) income allocated to limited partners per weighted average limited partnership unit as of June 30, 2010 and 2009 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Total Revenues

Interest income on loans secured by trust deeds decreased $2,112,000 (52.4%) and $4,413,000 (50.5%) during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily due to an increase in non-accrual loans that were delinquent in payments greater than ninety days between 2009 and 2010 and a decrease in the weighted average balance of the loan portfolio of approximately 19% during the six months ended June 30, 2010 as compared to 2009.

Gain on sales of real estate decreased $5,000 (95.2%) and increased $127,000 (205%) during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  During the six months ended June 30, 2010, the Partnership sold a commercial building in the complex located in Roseville, California for a gain of approximately $183,000, a house in the manufactured home subdivision development located in Ione, California for a loss of approximately $6,000, and recognized $12,000 in deferred gain related to the sale of the Bayview Gardens property in 2006. During the six months ended June 30, 2009, the Partnership sold a unit in the office condominium complex located in Roseville, California for a gain of approximately $50,000 and recognized $12,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.

Other income decreased $5,000 (53.8%) and $25,000 (74.9%) during the three and six months ended June 30, 2010, as compared to the same period in 2009 due primarily to a decrease in interest earned on money market investments and certificates of deposit. The rates earned on money market investments and certificates of deposit have decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Total Expenses

Management fees to the General Partner decreased $43,000 (8.2%) and increased $34,000 (3.3%) during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  During 2010, while the General Partner has not collected the maximum management fees, it collected management fees equal to the minimum amount that the General Partner determined it needed to be paid in fees from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

Servicing fees to the General Partner decreased $33,000 (20.4%) and $61,000 (19.0%) during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 20.5% and 19.1% during the three and six months ended June 30, 2010, respectively.

If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2010, the management fees would have been $1,400,000 (increase of $919,000) and $2,858,000 (increase of $1,802,000), respectively, which would have increased net loss allocated to limited partners by approximately 62% and 179%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.010 and $.012, respectively, from a loss of $.006 and $.004, respectively. The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2009. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2009, the management fees would have been $1,760,000 (increase of $1,236,000) and $3,526,000 (increase of $2,505,000), which would have increased net loss allocated to limited partners by approximately 113.6% and 41.7% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.009 from a loss of $0.004 and to a loss of $0.03 from a loss of $0.02, respectively.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2007, 2008 and 2009 and the six months ended June 30, 2010 (annualized), the management fees were 0.79%, 1.53%, 0.89% and 1.02% of the average unpaid balance of mortgage loans, respectively.

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

Legal and professional expenses decreased $84,000 (45.9%) and $137,000 (35.5%) during the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily due to increased legal and professional costs in the first quarter of 2009 incurred as a result of increased delinquent loans and loans in the process of foreclosure.

Interest expense decreased $152,000 (21.9%) and $30,000 (2.6%) during the three and six months ended June 30, 2010, as compared to the same periods in 2009, due to a decrease in the average principal balance on the line of credit of approximately 46.2% in 2010 as compared to 2009, partially offset by an increase in the rate of interest charged on the Partnership’s line of credit in order to obtain a waiver of covenant violations incurred in late 2008 and early 2009 and in connection with the line of credit modification agreement executed in October 2009. During the 2nd quarter of 2009, the line of credit interest rate became subject to a floor of not less than 5% per annum, which was thereafter increased to a floor of 7.5% per annum.

The provision for loan losses of $1,511,000 and $1,848,000 during the three and six months ended June 30, 2010, respectively, was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $375,000 and $1,267,000 during the three and six month periods in 2010 due primarily to an increase in impaired loans that were analyzed for a specific allowance in 2010. The specific loan loss allowance increased $1,886,000 and $3,115,000 during the three and six month periods in 2010 as reserves were increased or established on sixteen loans based on discounted cash flows, third party appraisals or other indications of value. The Partnership also charged-off $5,122,000 from the allowance for loans that were foreclosed upon or paid off during the three and six month periods in 2010. The Partnership recorded a provision for loan losses of $2,943,000 and $11,120,000 during the three and six months ended June 30, 2009, respectively.

The impairment losses on real estate properties of $465,000 and $356,000 during the three and six months ended June 30, 2010 and 2009, respectively, were the result of updated appraisals or other valuation information obtained on one and two, respectively, of the Partnership’s real estate properties which resulted in impairment losses during the three and six month periods.

Net Loss from Rental and Other Real Estate Properties

Net loss from rental and other real estate properties decreased $45,000 (21.4%) and increased $122,000 (29.5%) during the three and six months ended June 30, 2010, as compared to the same periods in 2009. The increased loss during the six months ended June 30, 2010 as compared to 2009 was due primarily to additional net losses incurred on real estate foreclosed in the past year or more and depreciation incurred on several of the Partnership’s real estate properties held for investment.

Financial Condition

June 30, 2010 and December 31, 2009

Loan Portfolio

The number of Partnership mortgage investments decreased from 54 to 50, and the average loan balance increased from $3,922,000 to $3,988,000 between December 31, 2009 and June 30, 2010.

As of June 30, 2010 and December 31, 2009, the Partnership had thirty-two and thirty impaired loans, respectively, that were delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $154,599,000 (78%) and $146,039,000 (69%), respectively.  This included twenty-nine past maturity loans totaling $148,418,000 (74%) and $142,277,000 (67%), respectively. In addition, four and nine loans totaling approximately $2,888,000 (2%) and $22,292,000 (11%), respectively, were past maturity but current in monthly payments as of June 30, 2010 and December 31, 2009, respectively (combined total of impaired and past maturity loans of $157,487,000 (79%) and $168,331,000 (80%), respectively). Of the impaired and past maturity loans, approximately $78,119,000 (39%) and $61,859,000 (29%), respectively, were in the process of foreclosure and $37,348,000 (19%) and $29,278,000 (14%), respectively, involved borrowers who were in bankruptcy as of June 30, 2010 and December 31, 2009.  During the quarter ended June 30, 2010, two impaired loans secured by the same property with an aggregate principal balance of approximately $3,059,000 were paid off in full by the borrower (with past due interest discounted by the Partnership). Subsequent to quarter end, one loan with a principal balance of $1,350,000 as of June 30, 2010 became greater than ninety days delinquent in payments. In addition, in August 2010, the Partnership filed notices of default on two delinquent loans securing the same property with principal balances totaling $11,600,000 as of June 30, 2010.

The Partnership foreclosed on one loan and five loans during the six months ended June 30, 2010 and 2009 with aggregate principal balances totaling approximately $9,592,000 and $18,576,000, respectively, and obtained the properties via the trustee’s sales.

As of June 30, 2010 and December 31, 2009, the Partnership held the following types of mortgages:

	2010	2009
By Property Type:
Commercial	$87,922,634	$100,400,765
Condominiums	59,562,665	59,470,752
Apartments	4,325,000	4,325,000
Single family homes (1-4 units)	325,125	327,127
Improved and unimproved land	47,277,913	47,260,116
	$199,413,337	$211,783,760
By Deed Order:
First mortgages	$177,556,658	$189,642,783
Second and third mortgages	21,856,679	22,140,977
	$199,413,337	$211,783,760

As of June 30, 2010 and December 31, 2009, approximately 44% and 43% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 75% of the Partnership’s mortgage loans as of June 30, 2010 were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past two years.

The General Partner (decreased) increased the allowance for loan losses by $(3,274,000) and $8,735,000 (provision net of charge-offs) during the six months ended June 30, 2010 and 2009, respectively.  The General Partner believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowances for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Balance, beginning of period	$28,392,938	$13,727,634
Provision	1,847,748	11,119,945
Recovery of bad debts	—	—
Charge-off	(5,121,806)	(2,384,461)
Balance, end of period	$25,118,880	$22,463,118

The Partnership’s allowance for loan losses was $25,118,880 and $28,392,938 as of June 30, 2010 and
December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, there was a general allowance for loan losses of $4,378,000 and $5,645,000, respectively, and a specific allowance for loan losses on sixteen and ten loans in the total amount of $20,740,880 and $22,747,948, respectively.

Real Estate Properties Held for Sale and Investment

As of June 30, 2010, the Partnership held title to twenty-four properties that were foreclosed on or purchased by the Partnership in the amount of approximately $83,621,000 (including properties held in eleven majority-owned and wholly-owned limited liability companies), net of accumulated depreciation of approximately $5,109,000. As of June 30, 2010, properties held for sale total $10,049,000 and properties held for investment total $73,572,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Seven of the Partnership’s twenty-four properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $2,959,000 to $4,177,000 (41.2%) for the six months ended June 30, 2009 and 2010, respectively, and revenues associated with these properties have increased from $2,545,000 to $3,641,000 (43.1%), thus generating a net loss from real estate properties of $535,000 during the six months ended June 30, 2010 (compared to $414,000 for the same period in 2009).

During the quarter ended June 30, 2010, the Partnership sold one house in the manufactured home subdivision development located in Ione, California for net sales proceeds of approximately $88,000, resulting in a loss to the Partnership of approximately $6,000.

During the quarter ended June 30, 2010, the Partnership recorded an impairment loss of approximately $465,000 on 8 units in the office condominium complex located in Roseville, California based on updated sales data obtained, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

During the six months ended June 30, 2010, the Partnership sold one commercial building located in Roseville, California for net sales proceeds of approximately $359,000, resulting in a gain to the Partnership of approximately $183,000.

During the quarter ended June 30, 2010, the Partnership obtained a deed in lieu of foreclosure from the borrower on a first mortgage loan secured by a medical office condominium complex located in Gilbert, Arizona in the amount of approximately $9,592,000 and obtained the property. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established for this loan in the total amount of approximately $4,914,000 as of March 31, 2010. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in May 2010, along with an additional charge to bad debt expense of approximately $74,000 for additional delinquent property taxes paid.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, AMFU, LLC, to own and operate the complex.

In July 2010 (subsequent to quarter end), the Partnership sold the office/retail complex located in Hilo, Hawaii for $500,000 cash and a note in the amount of $2,000,000, resulting in a gain to the Partnership of approximately $805,000. As of June 30, 2010, $100,000 of the purchaser’s nonrefundable deposit had been received by the Partnership and recorded as a reduction in the property’s basis.

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

During the quarter ended June 30, 2009, the Partnership recorded an impairment loss of approximately $72,000 on five lots (four with houses) in the manufactured home subdivision development located in Ione, California based on an updated appraisal on one of the houses, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

During the quarter ended June 30, 2009, the Partnership recorded an impairment loss of approximately $284,000 on the storage facility located in Stockton, California based on an updated appraisal, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

Cash, Cash Equivalents and Certificates of Deposit

Cash, cash equivalents and certificates of deposit decreased from approximately $10,232,000 as of December 31, 2009 to approximately $9,300,000 as of June 30, 2010 (decrease of $932,000 or 9.1%) due primarily to the use of Partnership cash reserves for investments in loans secured by trust deeds. The Partnership disbursed approximately $424,000 under its commitments on existing loans and purchased at a discount the first deed of trust securing a property on which the Partnership has a second deed of trust for $602,000.

Interest and Other Receivables

Interest and other receivables increased from approximately $4,644,000 as of December 31, 2009 to $5,129,000 as of June 30, 2010 ($484,000 or 10.4%) due primarily to an increase in amounts advanced on delinquent loans to cover delinquent taxes, legal fees and insurance, and other receivables related to real estate properties obtained through foreclosure during 2009 and 2010.

Due to General Partner

Due to General Partner increased from approximately $362,000 as of December 31, 2009 to approximately $414,000 as of June 30, 2010, ($52,000 or 14.2%) due primarily to increased accrued management fees for the months of May and June 2010 as compared to November and December 2009. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above) and can fluctuate from month to month.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,135,000 as of December 31, 2009 to approximately $2,436,000 as of June 30, 2010 ($301,000 or 14.1%) due primarily to an increase in accrued expenses on Partnership real estate as of June 30, 2010.

Line of Credit Payable

Line of credit payable decreased from $23,695,000 as of December 31, 2009 to approximately $19,650,000 as of June 30, 2010 ($4,045,000 or 17.1%) due to repayments made during the six month period from partial and full loan payoffs received and proceeds from sales of real estate. Due to the restrictions placed on the Partnership pursuant to the modified line of credit agreement executed in October 2009, the Partnership is no longer able to draw on the line of credit and is prohibited from distributing capital to limited partners until the line is fully repaid, among other conditions.
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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2010, management believes that the allowance for loan losses of approximately $25,119,000 is adequate in amount to cover probable losses. Because of the number of variables involved, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of June 30, 2010, thirty-two loans totaling $154,599,000 were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure. This includes twenty-nine past maturity loans totaling $148,418,000. In addition, four loans totaling $2,888,000 were also past maturity but current in monthly payments as June 30, 2010 (combined total of $157,487,000). The Partnership recorded a charge-off against the allowance for loan losses of approximately $5,122,000 for one foreclosed loan and two loans that were paid off during the six months ended June 30, 2010 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $1,848,000 for losses that are estimated to have likely occurred, which resulted in a net decrease to the allowance of approximately $3,274,000.  The General Partner believes the allowance is sufficient given the estimated fair value of the underlying collateral values of impaired and past maturity loans.

Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of June 30, 2010, the Partnership held no remaining Construction Loans in its loan portfolio.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.  Many of these loans are for cosmetic refurbishment of both interiors and exteriors of existing condominiums or conversion of apartments or other properties into condominiums.  The refurbished/converted units are then sold to new users, and the sales proceeds are used to repay the Partnership’s loans.  These loans may also include completion of tenant or other improvements on commercial properties.  These loans are referred to as Rehabilitation Loans. As of June 30, 2010, the Partnership held two Rehabilitation Loans totaling approximately $11,248,000 and had commitments to disburse an additional $232,000 on Rehabilitation Loans. Certain loans that were previously classified as Rehabilitation Loans were removed from this classification during the six months ending June 30, 2010 because rehabilitation has been completed and/or all remaining holdback funds have been disbursed to the borrowers.

Liquidity and Capital Resources

During the six months ended June 30, 2010, cash flows provided by operating activities approximated $979,000. Investing activities provided approximately $1,538,000 of net cash during the six months, as approximately $4,587,000 was received from the payoff of loans and sale of real estate, net of approximately $3,114,000 used for investing in loans, real estate and certificates of deposit.  Approximately $5,048,000 was used in financing activities, as approximately $4,045,000 was used to repay the line of credit and $957,000 was distributed to limited partners in the form of income distributions.

The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year. However, due to the restrictions placed on the Partnership pursuant to the extension and modification of the line of credit agreement in October 2009, the Partnership will be required to apply to the credit line, until it is fully repaid, all net proceeds of loan repayments and real estate sales received.  Thus, the Partnership will not be able to make capital distributions or withdrawals to limited partners until the line of credit is repaid. Forbearance letters received by the Partnership regarding the line of credit are described in more detail below.

The General Partner’s continuing intention is to cause the Partnership to retire the line of credit as soon as practicable, but there can be no assurance as to when this will occur.  If the Agent and the Lenders cease their forbearance and take action to collect the unpaid principal balance, whether in response to a default or otherwise, the Partnership may be required to negotiate with the Lenders regarding an extension.  If an acceptable extension is not obtained, the Partnership may be required to refinance its indebtedness with a different institution, potentially on unfavorable terms, or liquidate Partnership investments to repay outstanding borrowings, which may occur at reduced prices and result in losses to the Partnership.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the approval of the amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 and 2010 scheduled withdrawals in the total amount of over $68,900,000 were not made because the Partnership has not had sufficient available cash to make such withdrawals and, pursuant to the modified line of credit agreement executed in October 2009, is prohibited from making capital distributions until the line of credit is fully repaid.  After the line of credit has been repaid and its restrictions no longer apply, which the General Partner now anticipates will happen in late 2010, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year.

The limited partners may withdraw capital from the Partnership, either in full or partially, subject to the following limitations, among others:

•
The withdrawing limited partner is required to provide written notice of withdrawal to the General Partner, and the distribution to the withdrawing limited partner will not be made until 61 to 91 days after delivery of such notice of withdrawal.

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

Limited partner capital decreased by approximately $2,012,000 during the six months ended June 30, 2010. A large component of the decrease in limited partner capital during 2010 was an increase in the allowance for loan losses in the amount of approximately $1,848,000. Reinvested distributions from limited partners electing to reinvest were $380,000 and $2,033,000 for the six months ended June 30, 2010 and 2009, respectively. There were no limited partner withdrawals for the six months ended June 30, 2010. Limited partner withdrawals were $5,110,000 for the six months ended June 30, 2009. Limited partner withdrawal percentages have been 4.29%, 4.70%, 6.34%, 10.00% and 2.01% for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. The Partnership has executed a line of credit agreement with a group of three banks that has provided interim financing on mortgage loans invested in by the Partnership. On October 13, 2009, a Modification to Credit Agreement was executed extending the maturity date to March 31, 2010 but providing that the lending banks were not required to advance any additional amounts. As of June 30, 2010 and December 31, 2009, there was $19,650,000 and $23,695,000, respectively, outstanding on the line of credit. As of the date of this filing, the total amount outstanding is approximately $18,226,000. As further described in the following paragraphs, the credit line modification that the Partnership negotiated in order to extend the maturity date imposes additional costs and restrictions on the Partnership.

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

In connection with modifications to the line of credit agreement, the unpaid principal amount accrued interest prior to maturity at an annual rate of 1.50% in excess of the prime rate in effect from time to time (the prime rate was 3.25% as of June 30, 2010), subject to an interest rate floor of 7.50% per annum.  Prior to March 2009, interest on the line of credit accrued at the prime rate, but a 5% interest floor was imposed by the banks in March 2009 as a condition of a financial covenant waiver. These interest rate increases and floors have increased the Partnership’s cost of funds on such borrowings, resulting in higher Partnership interest expense and lower Partnership income than would apply when interest accrued at the prime rate.

As a result of the modifications to the line of credit agreement, the Partnership is unable to borrow additional funds on the credit line. The line of credit agreement matured on March 31, 2010 and has not been repaid by the Partnership. Commencing before the extended maturity date of the line of credit, the General Partner sought to negotiate with the Lenders to further extend its maturity until a date by which the Partnership would anticipate having sufficient funds to retire the entire outstanding credit line balance. As a result of the General Partner’s communications with the Lenders, on June 15, 2010, the Agent for the Lenders sent the Partnership a forbearance letter stating that the Partnership’s repayment obligations matured on March 31, 2010. The letter notified the Partnership of the Agent’s intention to forbear through June 30, 2010 in taking legal action on account of the Partnership’s failure to pay all principal and interest at maturity through that date, assuming that there is no further default under the credit agreement. On July 7, 2010, the Agent for the Lenders sent the Partnership another forbearance letter stating that the Agent intends to further forbear through September 30, 2010 in taking any legal action on account of the Borrower’s failure to pay all principal and interest at maturity, assuming that there is no further default under the credit agreement.

The July 7, 2010 forbearance letter indicates that the Agent’s forbearance is conditioned on the Partnership’s delivery of the Partnership’s forecast regarding repayment of the credit line on or before September 30, 2010, and regular status updates regarding the Partnership’s refinancing and asset sale efforts.  However, the letter does not demand any actions by the Partnership regarding the outstanding line of credit balance.  The letter disclaims any waiver or modification of the Agent’s or the Lenders’ legal and contractual rights, and expressly reserves such rights.

The General Partner’s continuing intention is to cause the Partnership to retire the line of credit as soon as practicable, but there can be no assurance as to when this will occur.  If the Agent and the Lenders cease their forbearance and take action to collect the unpaid principal balance, whether in response to a default or otherwise, the Partnership may be required to negotiate with the Lenders regarding an extension.  If an acceptable extension is not obtained, the Partnership may be required to refinance its indebtedness with a different institution, potentially on unfavorable terms, or liquidate Partnership investments to repay outstanding borrowings, which may occur at reduced prices and result in losses to the Partnership.

The foregoing does not constitute any admission by the Partnership or its General Partner as to the existence of any defaults under the line of credit agreement.

The Partnership also has a note payable with a bank through its investment in 720 University, LLC with a balance of approximately $10,465,000 as of June 30, 2010. The interest rate on this note is fixed at 5.07% per annum and the note matures on March 1, 2015.

As of June 30, 2010, the Partnership has commitments to advance additional funds to borrowers of rehabilitation loans in the total amount of approximately $232,000. The Partnership expects the majority of these amounts to be advanced to borrowers by December 2010. The source of funds to fulfill these commitments will be primarily from cash reserves.

It was determined, subsequent to foreclosure of the applicable loans in November 2009 that additional renovation costs in the total amount of approximately $2,000,000 will be required to complete certain of the condominium units located in Phoenix, Arizona now owned by the Partnership so that these units may be leased or sold. The funds to pay for these capitalized costs will likely come from either cash reserves or new borrowings securing the property.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of June 30, 2010), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of June 30, 2010, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

As previously reported in the Partnership’s Current Report on Form 8-K filed July 9, 2010, and described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” the Partnership’s line of credit agreement matured on March 31, 2010 and has not been repaid by the Partnership, but the Partnership has received a July 7, 2010 forbearance letter from the Agent for the Lenders under the line of credit.

Item 6. Exhibits

(a)   Exhibits
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: August 13, 2010	By:	/s/ William C. Owens
William C. Owens, President

Dated: August 13, 2010	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: August 13, 2010	By:	/s/ Melina A. Platt
Melina A. Platt, Controller