Form 10-Q/A
period 2010-09-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2010-12-09
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Yes [   ] No [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q (the “Quarterly Report”) of the Partnership for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 15, 2010, is filed solely for the purpose of correcting one paragraph on page 13 in Note 2 to the Financial Statements and one paragraph on page 38 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). This amendment corrects disclosure of the Miami, Florida condominium complex loan foreclosure subsequent to September 30, 2010, which the Partnership learned, after the filing date, was inaccurate. The Partnership was informed that the foreclosure has been voided due to errors made by the Miami-Dade County Clerk and must be re-submitted. The Partnership and the General Partner still expect to foreclose on this loan and the Partnership will incur a tax loss at that time, but the timing of the new foreclosure sale is not yet known. To assist readers of this Quarterly Report, the entire contents of the corrected Quarterly Report on Form 10-Q are included in their entirety herein.

Except as required to reflect the changes noted above, this Amendment No. 1 does not attempt to modify or update any other disclosures set forth in the Quarterly Report. Additionally, this Amendment No. 1 does not purport to provide a general update or discussion of any other developments of the Partnership subsequent to the original filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the original filing of the Quarterly Report. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

The Partnership foreclosed on six and five loans during the nine months ended September 30, 2010 and 2009, respectively, with aggregate principal balances totaling $20,249,000 and $18,576,000, respectively, and obtained the properties via the trustee’s sales. Subsequent to quarter end, the Partnership foreclosed on three loans with aggregate principal balances of approximately $15,925,000 and obtained the properties via the trustee’s sales.

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

The Partnership foreclosed on six and five loans during the nine months ended September 30, 2010 and 2009 with aggregate principal balances totaling approximately $20,249,000 and $18,576,000, respectively, and obtained the properties via the trustee’s sales. Subsequent to quarter end, the Partnership foreclosed on three loans with aggregate principal balances of approximately $15,925,000 and obtained the properties via the trustee’s sales.

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

Dated: December 8, 2010	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: December 8, 2010	By:	/s/ William C. Owens
William C. Owens, President

Dated: December 8, 2010	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: December 8, 2010	By:	/s/ Melina A. Platt
Melina A. Platt, Controller