Form 10-K
period 2010-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2011-03-15
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

   (Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2010, the aggregate value of limited partnership units held by non-affiliates was approximately $237,605,000.  This calculation is based on the capital account balances of the limited partners and excludes limited partnership units held by the general partner.

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

Owens Financial Group, Inc. (the General Partner) arranges, services and maintains the loan and real estate portfolio for the Partnership. The Partnership’s mortgage loans are secured by mortgages on unimproved, improved, income-producing and non-income-producing real property, such as condominium projects, apartment complexes, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.

The following table shows the total Partnership capital, mortgage investments and net income as of and for the years ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005:

	Total Partners’ Capital	Mortgage Investments	Real Estate Properties	Net (Loss) Income
2010	$219,101,364	$157,665,495	$97,066,199	$(22,837,520)
2009	$243,850,605	$211,783,760	$79,888,536	$(20,136,105)
2008	$273,203,409	$262,236,201	$58,428,572	$2,163,164
2007	$298,743,630	$277,375,481	$53,223,652	$21,592,606
2006	$290,804,278	$250,143,631	$29,700,395	$21,988,245
2005	$288,913,263	$276,411,258	$36,393,212	$21,077,641

As of December 31, 2010, the Partnership held investments in 39 mortgage loans, secured by liens on title and leasehold interests in real property. Thirty-nine percent (39%) of the mortgage loans are located in Northern California. The remaining 61% are located in Southern California, Arizona, Colorado, Florida, Hawaii, Idaho, Nevada, New York, Oregon, Pennsylvania, Utah, and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2010:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2010)

	Number of Loans	Amount	Percent

1st Mortgages	34	$139,169,446	88.27%
2nd and 3rd Mortgages	5	18,496,049	11.73%
	39	$157,665,495	100.00%

Maturing on or before December 31, 2010	27	$122,401,701	77.64%
Maturing on or between January 1, 2011 and December 31, 2012	5	17,423,678	11.06%
Maturing on or between January 1, 2013 and October 4, 2017	7	17,840,116	11.30%
	39	$157,665,495	100.00%

Commercial	20	$69,024,479	43.78%
Condominiums	6	41,037,978	26.03%
Single family homes (1-4 units)	2	325,125	0.21%
Improved and unimproved land	11	47,277,913	29.98%
	39	$157,665,495	100.00%

The Partnership has established an allowance for loan losses of approximately $36,069,000 as of December 31, 2010. The above amounts reflect the gross amounts of the Partnership’s mortgage investments without regard to such allowance.

The average loan balance of the mortgage loan portfolio of $4,043,000 as of December 31, 2010 is considered by the General Partner to be a reasonable diversification of investments concentrated in mortgages secured primarily by commercial real estate. Of such investments, 10.2% earn a variable rate of interest and 89.8% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

As of December 31, 2009, the Partnership had commitments to advance additional funds for construction, rehabilitation and improvement loans in the total amount of approximately $668,000.  As of December 31, 2010, the Partnership has no outstanding loan commitments for construction, rehabilitation or improvement loans.

The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

•
$7,379,000 in cash and cash equivalents and certificates of deposit required to transact the business of the Partnership and/or in conjunction with contingency reserve and compensating balance requirements;

•	$97,066,000 in real estate held for sale and investment;

•	$2,142,000 in investment in limited liability company;

•	$4,494,000 in interest and other receivables;

•	$388,000 in vehicles, equipment and furniture; and

•	$1,036,000 in other assets.

Delinquencies

The General Partner does not regularly examine the existing loan portfolio to see if acceptable loan-to-value ratios are being maintained because the majority of loans in the Partnership’s portfolio are currently past maturity or mature in a period of only 1-3 years. The General Partner performs an internal review on a loan secured by property in the following circumstances:

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

As of December 31, 2010 and 2009, the Partnership had twenty-four and thirty loans, respectively, that were impaired and /or delinquent in payments greater than ninety days totaling approximately $121,565,000 and $146,039,000, respectively. This included twenty-two and twenty-eight matured loans totaling $119,084,000 and $142,277,000, respectively. In addition, five and nine loans totaling approximately $3,318,000 and $22,292,000, were past maturity but current in monthly payments as of December 31, 2010 and 2009, respectively (combined total of delinquent loans of $124,883,000 and $168,331,000, respectively). Of the impaired and past maturity loans, approximately $46,078,000 and $61,859,000, respectively, were in the process of foreclosure and $53,606,000 and $29,278,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2010 and 2009. The Partnership foreclosed on nine and nine loans during the years ended December 31, 2010 and 2009, respectively, with aggregate principal balances totaling $36,174,000 and $34,907,000, respectively, and obtained the properties via the trustee’s sales.

Of the total impaired and past maturity loans as of December 31, 2010, two loans with aggregate principal balances totaling approximately $34,757,000 were foreclosed on subsequent to year end and the Partnership obtained the properties via the trustee’s sales, and one loan with a principal balance of $1,350,000 was paid off in full by the borrower. In addition, subsequent to year end, the Partnership filed notices of default on two impaired loans secured by the same property with an aggregate principal balance totaling  $3,500,000, and two other loans with aggregate principal balances totaling approximately $4,630,000 became greater than ninety days delinquent in payments.

Of the $146,039,000 in loans that were greater than ninety days delinquent as of December 31, 2009, $98,220,000 remained delinquent as of December 31, 2010, $36,174,000 of such loans were foreclosed and became real estate owned by the Partnership during 2010, $10,955,000 were paid off by the borrowers and $690,000 were paid current.

Following is a table representing the Partnership’s delinquency experience (over 90 days) and foreclosures by the Partnership as of and during the years ended December 31, 2010, 2009, 2008 and 2007:

	2010	2009	2008	2007
Delinquent Loans	$121,565,000	$146,039,000	$95,743,000	$40,537,000
Loans Foreclosed	$36,174,000	$34,907,000	$18,220,000	$26,202,000
Total Mortgage Investments	$157,665,000	$211,784,000	$262,236,000	$277,375,000
Percent of Delinquent Loans to Total Loans	77.10%	68.96%	36.51%	14.61%

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

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2010, the management fees would have been $5,905,000 (increase of $3,939,000), which would have increased the net loss allocated to limited partners by approximately 17.3% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.11 from a loss of $0.10. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2009, the management fees would have been $6,740,000 (increase of $4,707,000), which would have increased the net loss allocated to limited partners by approximately 23.4% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.10 from a loss of $0.08.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2010, 2009, 2008, 2007, 2006 and 2005, the management fees were 1.00%, 0.89%, 1.53%, 0.79%, 2.04% and 2.27% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased between 2009 and 2010, the total amount of management fees has decreased because the weighted balance of the loan portfolio has decreased by approximately 20% between 2009 and 2010.

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

Table of Compensation and Reimbursed Expenses

The following table summarizes the compensation and reimbursed expenses paid to the General Partner for the years ended December 31, 2010 and 2009, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms’-length negotiation.

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
		Maximum		Maximum
Form of Compensation	Actual	Allowable	Actual	Allowable
Paid by the Partnership:
Management Fees*	$1,966,000	$5,905,000	$2,033,000	$6,740,000
Servicing Fees	491,000	491,000	613,000	613,000
Carried Interest	—	—	—	—
Subtotal	$2,457,000	$6,396,000	$2,646,000	$7,353,000

Paid by Borrowers:
Acquisition and Origination Fees	$83,000	$83,000	$1,588,000	$1,588,000
Late Payment Charges	132,000	132,000	966,000	966,000
Miscellaneous Fees	12,000	12,000	24,000	24,000
Subtotal	$227,000	$227,000	$2,578,000	$2,578,000

Grand Total	$2,684,000	$6,623,000	$5,224,000	$9,931,000

Reimbursement by the Partnership of Other Expenses	$63,000	$63,000	$72,000	$72,000

* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the limited partners.

Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2010 and 2009, exclusive of expense reimbursement, was $2,684,000 and $5,224,000, respectively, or 1.23% and 2.2%, respectively, of partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $6,623,000 and $9,931,000, respectively, or 3.1% and 4.1%, respectively, of partners’ capital, which would have increased net loss allocated to limited partners by approximately 17.3% and 23.4%, respectively.

Acquisition and origination fees as a percentage of loans originated or extended by the Partnership were 3.3% and 4.1% for the years ended December 31, 2010 and 2009, respectively. Of the $1,588,000 in acquisition and origination fees during the year ended December 31, 2009, approximately $1,077,000 were back-end fees earned by the General Partner that will not be collected until the related loans are paid in full.

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

As of December 31, 2010, the Partnership’s loan portfolio does not contain any construction or rehabilitation loans.

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

As of December 31, 2010, the Partnership’s loan portfolio does not contain any leasehold interest loans.

Variable Rate Loans

Approximately 10.2% ($16,065,000) and 6.7% ($14,229,000) of the Partnership’s loans as of December 31, 2010 and 2009, respectively, bear interest at a variable rate. Variable rate loans originated by the General Partner may use as indices such as the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).

The General Partner may negotiate spreads over these indices of from 2.0% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

One-year Treasury Constant Maturity Index	0.29%	0.47%

Five-year Treasury Constant Maturity Index	2.01%	2.69%

Ten-year Treasury Constant Maturity Index	3.30%	3.85%

Prime Rate Index	3.25%	3.25%

Monthly Weighted Average Cost of Funds for Eleventh District Savings Institutions	1.57%	2.09%

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

Interest Rate Caps

In the past, the Partnership has made variable rate loans that are subject to an interest rate cap, a ceiling that the rate of interest charged may not exceed. The inherent risk in interest rate caps occurs when general market interest rates exceed the cap rate. The Partnership currently has no loans with an interest rate cap.

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

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. Until December 2010, the Partnership had a line of credit agreement with a group of banks that provided interim financing on mortgage loans invested in by the Partnership. On October 13, 2009, a Modification to Credit Agreement was executed extending the maturity date to March 31, 2010 but providing that the lending banks are not required to advance any additional amounts. The total amount outstanding on the line of credit as of December 31, 2009 was $23,695,102. The line of credit was paid in full by the Partnership in December 2010 and there is no balance outstanding as of December 31, 2010. As a result, the Partnership is no longer subject to the collateral requirements, payment obligations, restrictions on partner distributions and repurchases, and other restrictions imposed by the line of credit agreement.

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

For several years prior to 2009 and 2010, a variety of factors, including the entry into the mortgage industry of lenders with large supplies of cash willing to bear increased risk to obtain ostensibly higher yields, resulted in decreased lending opportunities for the Partnership. However, due to the recent substantial decline in the housing and commercial markets, many lenders have experienced severe liquidity issues.  The General Partner believes that these liquidity issues have reduced the competition for commercial loans as many lenders do not have access to lendable capital. The Partnership has not been able to capitalize on this competitive opportunity by making new loans because the Partnership has also experienced liquidity issues, restrictions imposed by its line of credit until December 2010, and a large increase in limited partner withdrawal requests.

Employees

The Partnership does not have employees. The General Partner, Owens Financial Group, Inc., provides all of the employees necessary for the Partnership’s operations. As of December 31, 2010, the General Partner had 18 employees. All employees are at-will employees and none are covered by collective bargaining agreements.

PART I - Item 1A. RISK FACTORS

Risks Associated with the Business of the Partnership

The Partnership invests primarily in mortgage loans secured by real property and interests in real property.  It is therefore subject to the usual risks associated with real estate financing, as well as certain special risks, as described below.

Loan delinquencies and foreclosures may contribute to reductions in net income (yield) paid to limited partners and may lead to losses allocated to partners

As of December 31, 2010, mortgage loans of approximately $121,565,000 were more than 90 days delinquent in payments. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $3,318,000 as of December 31, 2010 (combined total of delinquent loans of $124,883,000 compared to $168,331,000 as of December 31, 2009). Of the impaired and past maturity loans as of December 31, 2010, approximately $46,078,000 were in the process of foreclosure and $53,606,000 involved borrowers in bankruptcy.  The Partnership foreclosed on nine loans during 2010 with aggregate principal balances totaling $36,174,000 and obtained the properties.

It is highly likely that the Partnership will continue to experience reduced net income (yield) or further losses in the future. The General Partner expects that, as non-delinquent Partnership loans are paid off by borrowers, interest income received by the Partnership will be reduced. In addition, the Partnership will likely foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may result in larger operating losses. Management will attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future.

During December 2010, a loss of approximately 9.97% (annualized) was allocated to partner’s accounts. In addition, the annualized yields paid out to limited partners in January and February 2011 were 0.25% and 1.02%, respectively.

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

Our Results are Subject to Fluctuations in Interest Rates and Other Economic Conditions Which Affect Yields

The Partnership’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.  If the economy is healthy, more people are expected to borrow money to acquire, develop and renovate real property.  As the economy is now in a recession, real estate development has slowed and mortgage defaults have risen. In addition, there has been a tightening in the credit markets and real estate lending has slowed considerably, which has resulted in fewer Partnership loans being repaid in a timely manner. All of these factors, coupled with a significant increase in limited partner withdrawal requests, have resulted in reduced Partnership liquidity and income. Currently, the Partnership is not able to invest in new mortgage loans due to cash flow constraints. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year, but may not have the cash available to enable it to honor withdrawal requests, make pro-rata partner distributions or make new investments during that time.

Larger Loans Result in Less Diversity and May Increase Risk

As of December 31, 2010, the Partnership was invested in a total of 39 mortgage loans, with an aggregate face value of $157,665,495.  The average value of those loans was approximately $4,043,000, and the median value was $2,000,000.  There were eleven of such loans with a face value each of 3% or more of the aggregate face value of all loans, and the largest loan had a face value of 15% of total Partnership loans.  The Partnership Agreement permits investment in any single mortgage loan with a face value up to 10% of the total Partnership assets as of the date the loan is made.

As a general rule, the Partnership can decrease risk of loss from delinquent mortgage loans by investing in a greater total number of loans.  Investing in fewer, larger loans generally decreases diversification of the portfolio and increases risk of loss and possible reduction of yield to investors in the Partnership in the case of a delinquency of such a loan.  However, since larger loans generally will carry a somewhat higher interest rate to the Partnership, the General Partner may determine, from time to time, that a relatively larger loan is advisable for the Partnership, particularly, as has occurred at times in the recent past, when smaller loans that are appropriate for investment by the Partnership are not available.

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

As of December 31, 2010, the Partnership maintained an allowance for loan losses of approximately $36,069,000.  This includes a specific allowance of $32,323,000 on thirteen loans and a general allowance of $3,746,000.

Foreclosures Create Additional Ownership Risks

The Partnership foreclosed on nine loans during the year ended December 31, 2010 with aggregate principal balances totaling $36,174,000 and obtained the properties via the trustee’s sales.  In addition, as of the date of this filing, seven delinquent loans with aggregate principal balances totaling $49,578,000 have had notices of default filed or are in the process of foreclosure. In addition, subsequent to year end, the Partnership foreclosed on two loans with aggregate principal balances totaling $34,757,000 and obtained the underlying properties in the trustee’s sales.

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

During the year ended December 31, 2010, the Partnership recorded impairment losses on eight of its real estate properties held for sale and investment in the aggregate amount of approximately $8,907,000.

Geographical Concentration of Mortgages May Result in Additional Delinquencies

Northern California real estate secured approximately 39% of the total mortgage loans held by the Partnership as of December 31, 2010. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those.  In addition, 17%, 13%, 10%, 7% and 5% of total mortgage loans were secured by Florida, Southern California, Colorado, New York and Arizona real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

Commercial real estate markets in California have suffered with the worsening economy, and the Partnership expects that this may continue to adversely affect the Partnership’s operating results. In addition, approximately 73% of the Partnership’s mortgage loans are secured by real estate in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past three years.

Investments in construction and rehabilitation loans may be riskier than loans secured by operating properties

Although the Partnership’s loan portfolio does not contain any construction or rehabilitation mortgage loans, and the Partnership has no outstanding construction or rehabilitation loan commitments, as of December 31, 2010, the Partnership has made construction and rehabilitation loans in the past and the Partnership may make additional construction and rehabilitation loan commitments in the future.  Construction and rehabilitation mortgage loans may be riskier than loans secured by properties with an operating history, because:

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

Investments in loans secured by leasehold interests may be riskier than loans secured by fee interests in properties

Although the Partnership’s loan portfolio does not contain any loans secured by leasehold interests as of December 31, 2010, the Partnership has made such loans in the past and may resume leasehold-secured lending in the future.  Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and the Partnership’s rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease.

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

As of December 31, 2010, the Partnership’s loan portfolio contained 6.3% in second mortgage loans and 5.5% in third mortgage loans.  As of December 31, 2010, the Partnership was invested in no wraparound mortgage loans.

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

Any of these could create a material adverse affect on Partnership assets and/or profitability. During the course of the due diligence for the sale of properties owned by the Partnership in Santa Clara, California during 2008, it was discovered that the properties were contaminated and that remediation and monitoring may be required. The parties to the sale agreed to enter into an Operating Agreement to restructure the arrangement as a joint venture. Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified its joint venture partner against all obligations related to the contamination. The Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties for the year ended December 31, 2008.  As of December 31, 2010, approximately $550,000 remains accrued. The Partnership is unable to estimate the maximum amount to be paid under this guarantee, as the Operating Agreement does not limit the obligations of the Partnership.

Partnership Borrowing Involves Risks if Defaults Occur and Your Distributions May Decrease

Any borrowing by the Partnership may increase the risk of limited partner investments and reduce the amount the Partnership has available to distribute to limited partners. Until December 2010, we had a bank line of credit, under authority granted by the Partnership Agreement, which we had used from time to time to acquire or make mortgage loans. The line of credit was repaid in full by the Partnership in December 2010. The Partnership no longer has access to funds from a line of credit, but may decide to obtain a new credit line in the future, or otherwise resume borrowing. We may incur other indebtedness to:

•	prevent defaults under senior loans or discharge them entirely if that becomes necessary to protect the Partnership’s interests; or

•	assist in the development or operation of any real property, which the Partnership has taken over as a result of a default.

The total amount of any borrowing cannot exceed at any time 50% of the aggregate fair market value of all Partnership mortgage loans.

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

If the Partnership does not sell sufficient Units, if principal payments on existing loans decrease, or if the General Partner decides to distribute net proceeds pro rata to limited partners, your ability to have your Units repurchased may be adversely affected, especially if the total amount of requested withdrawals should increase substantially. To help prevent lack of such liquidity, the Partnership will not refinance or invest in new loans using payments of loan principal by borrowers, new invested capital of limited partners or proceeds from the sale of real estate, unless it has sufficient funds to cover previously requested withdrawals that are permitted to be paid. In December 2008, the Partnership reached the 10% limited partner withdrawal limit, and the majority of scheduled withdrawals for December were temporarily suspended.  These withdrawals were then made in January 2009. All 2009 and 2010 scheduled withdrawals in the total amount of approximately $75,831,000 were not made because the Partnership did not have sufficient available cash to make such withdrawals and reserved cash in order to pay down its line of credit and fund Partnership operations. Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid.  The line of credit was paid off in full by the Partnership in December 2010, and therefore the Partnership is no longer subject to its restrictions on partner distributions and repurchases. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to all partners up to 10% of limited partner capital per calendar year, which will prevent any limited partner withdrawals during the same calendar year.

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

Liquidity of the General Partner

The Partnership depends on the General Partner for the conduct of all Partnership business including, but not limited to, the origination of and accounting for all mortgage loans and the management of all Partnership assets including mortgage loans and real estate.  In order to obtain a waiver of financial covenant violations under its bank line of credit agreement, and later obtain an extension of its July 2009 maturity date until July 2010, the General Partner’s line of credit was frozen in March 2009.  As additional terms of the General Partner’s modified credit line, the General Partner also agreed not to incur any new indebtedness, to new financial covenants, and to an increased interest rate and interest rate floor on its outstanding credit line borrowings, among other requirements.  In December 2010, the General Partner entered into an agreement that converted its line of credit balance to a fully amortized loan payable over three years, and modified the General Partner’s financial covenants. Due to these credit line restrictions and other terms, and the current general economic environment, the General Partner is experiencing, and will continue to experience, reduced liquidity, and primarily has been funding, and will continue to fund, its operating cash requirements from its collection of management and servicing fees from the Partnership.  Should the General Partner’s liquidity problem continue or worsen, the General Partner might be required to reduce the number of its employees or make other operational changes that could negatively impact the Partnership. In order to protect the Partnership from these impacts, the Partnership may have to elect a new General Partner that may or may not have comparable experience in managing assets such as those held by the Partnership.

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

The General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  As the Partnership has no employees of its own, the Partnership is dependent on the employees and management of the General Partner to establish, maintain and report upon internal control over financial reporting.

Conflicts of Interest Risks

The General Partner and its affiliates are subject to various conflicts of interest in managing the Partnership. The Partnership pays the General Partner substantial fees that are not determined by arms’-length negotiations.

Payment of Fees to General Partner

Acquisition and origination fees to the General Partner are generally payable up front from payments made by third party borrowers.  These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at placement, extension or refinancing of the loan or at the time of final repayment of the loan. Such fees may create a conflict of interest for the General Partner when determining whether particular loans are suitable as investments for the Partnership.  Because the General Partner receives all of these fees, the Partnership’s interests will diverge from those of the General Partner when the General Partner decides whether it should charge the borrower a higher rate of interest on a loan or higher fees.  The General Partner could negotiate higher loan origination fees for itself in exchange for a lower interest rate to the detriment of the

Partnership.  The General Partner employs no formal procedures to address this potential conflict of interest and the limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in this situation. The General Partner earned an immaterial amount from origination fees for Partnership loans in 2010, but in prior years, the General Partner received larger origination fees from Partnership loans.  If the Partnership resumes substantial new lending activities, origination fees collected by the General Partner would increase substantially.

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

In prior periods, the General Partner has elected to receive less than the maximum management fees it is entitled to pursuant to the Partnership Agreement, which is 2 ¾% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each month.  Because the General Partner has not elected to receive all of the management fees that it was otherwise entitled to receive in all prior periods, the Partnership’s performance (and yield/distributions to limited partners) in those prior periods may be better than the Partnership’s performance in future periods in which the General Partner elects to receive up to the maximum management fees.  In 2010, the General Partner elected to receive a management fee of 1.00%, compared to 0.89% in 2009, 1.53% in 2008 and 0.79% in 2007. The limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in those situations. Although management fees as a percentage of mortgage loans have increased between 2009 and 2010, the total amount of management fees has decreased because the weighted balance of the loan portfolio has decreased by approximately 20% between 2009 and 2010.

General Partner Not Full Time

The Partnership does not have its own officers, directors, or employees.  The General Partner supervises and controls the business affairs of the Partnership, locates investment opportunities for the Partnership and renders certain other services.  The General Partner devotes only such time to the Partnership’s affairs as may be reasonably necessary to conduct its business. The General Partner conducts business as a real estate broker separate from the Partnership.  While the General Partner has investments in various real estate joint ventures in which it acts as a general partner, member or managing member, it does not act as the general partner or sponsor of any other real estate mortgage investment program.

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

Tax counsel to the Partnership has given its opinion as of April 20, 2010, that under Treasury Regulations adopted in 1996, the Partnership will retain its previous classification as a partnership for tax purposes.  Tax counsel has also given its opinion as of that date that the Partnership will not be classified as a “publicly traded partnership”, taxable as a corporation.
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

If you are an individual investor and the IRS asserts that the Partnership is not engaged in a trade or business, then your share of expenses would be deductible only to the extent all your other “miscellaneous itemized deductions” exceed 2% of your adjusted gross income.

If you finance the purchase of your Units, interest you pay might not be deductible.

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

PART I - Item 2. PROPERTIES

As of December 31, 2010, the Partnership holds title to twenty-seven real estate properties that were acquired through foreclosure including fourteen within majority- or wholly-owned limited liability companies (see below). As of December 31, 2010, the total carrying amount of these properties was $97,066,000. Twenty-two of the properties are being held for long-term investment and the remaining five properties are currently being marketed for sale.

•	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.

•	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties acquired through foreclosure (other than within 720 University, LLC- see below).

•
Of the twenty-seven properties held, nineteen of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment and completion of renovations to certain of the condominium units owned in Phoenix, Arizona).

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

For purposes of assessing potential impairment of value during 2010 and 2009, the Partnership obtained updated appraisals or other valuation support on several of its real estate properties held for sale and investment, which resulted in additional impairment losses on eight and five properties, respectively, in the aggregate amount of approximately $8,907,000 and $3,636,000, respectively, recorded in the consolidated statements of income.

Real estate properties held for sale as of December 31, 2010 and 2009 consisted of the following properties acquired through foreclosure:
	2010	2009
Manufactured home subdivision development, Ione, California	$347,730	$549,132
Commercial building, Roseville, California	204,804	380,924
Two improved residential lots, West Sacramento, California	—	510,944
Office/retail complex, Hilo, Hawaii	—	1,666,121
Office condominium complex (16 units), Roseville, California	7,312,518	7,745,153
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,376,827
Commercial building, Sacramento, California	3,890,968	—
	$15,132,847	$10,852,274

During 2010, the Partnership transferred the two improved, residential lots located in West Sacramento, California from real estate held for sale to real estate held for investment as sales are not expected in the next one year period. In addition, during 2010, the Partnership transferred the industrial building located in Sunnyvale, California from real estate held for investment to real estate held for sale as a purchase and sale agreement had been signed. The agreement has since been terminated by the Partnership but the property will continue to be actively marketed and a sale is expected within the next year.

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of December 31, 2010 and 2009:
	2010	2009
Light industrial building, Paso Robles, California	$1,544,866	$1,581,898
Commercial buildings, Roseville, California	617,768	636,849
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,627,695	13,009,843
Undeveloped, residential land, Madera County, California	720,000	1,225,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,048,643	2,180,780
Undeveloped, residential land, Marysville, California	403,200	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	1,843,200	2,519,036
75 improved, residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	5,913,600	10,950,684
Undeveloped, industrial land, San Jose, California	2,044,800	3,025,992
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	2,175,357
Storage facility/business, Stockton, California	5,141,275	5,238,981
Two improved residential lots, West Sacramento, California	510,944	—
Undeveloped, residential land, Coolidge, Arizona	2,099,816	2,099,816
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	10,232,525	10,566,383
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	459,580	470,718
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,669,318	1,479,380
Golf course, Auburn, California (held within Lone Star Golf, LLC)	2,015,683	2,043,718
Industrial building, Sunnyvale, California	—	3,414,619
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,760,719	5,822,598
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,990,566	—
60 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	6,536,677	—
46 unit apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,359,070	—
45 condominium units, Oakland, California (held within 1401 on Jackson, LLC)	8,924,607	—
	$81,933,352	$69,036,262

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

The Partnership advanced approximately $691,000 and $382,000 to DarkHorse during the years ended December 31, 2010 and 2009, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $574,000 and $610,000 (including depreciation of $132,000 and $157,000) for the years ended December 31, 2010 and 2009, respectively.  Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements. During the years ended December 31, 2010 and 2009, the Partnership recorded impairment losses of approximately $982,000 and $335,000, respectively, on the golf course.

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

Dation sold no houses or lots during the years ended December 31, 2010 and 2009. Dation repaid $84,000 in Partnership capital contributions during the year ended December 31, 2010.  The Partnership advanced an additional $226,000 to Dation during the year ended December 31, 2009.

The net loss to the Partnership from Dation was approximately $31,000 and $32,000 during the years ended December 31, 2010 and 2009 respectively.

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

The net income to the Partnership was approximately $120,000 and $170,000 (including depreciation and amortization of approximately $515,000 and $552,000) during the years ended December 31, 2010 and 2009, respectively. The non-controlling interest of the joint venture partner of approximately $16,000 and $35,000 as of December 31, 2010 and 2009, respectively, is reported in the Partnership’s consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $12,628,000 and $13,010,000 as of December 31, 2010 and 2009, respectively.

The Partnership has a note payable with a bank with a principal balance of $10,393,505 and $10,500,000 as of December 31, 2010 and 2009, respectively, through its investment in 720 University, which is secured by the commercial retail property. The note requires monthly interest and principal payments until the maturity date of March 1, 2015. The interest rate on the loan is fixed at 5.07% per annum.

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

The Partnership advanced approximately $215,000 and $211,000 to Lone Star during the years ended December 31, 2010 and 2009, respectively, for operations and equipment purchases. The net loss to the Partnership from Lone Star was approximately $268,000 and $92,000 (including depreciation of $45,000 and $28,000) for the years ended December 31, 2010 and 2009, respectively.

The approximate net income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results, for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Anacapa Villas, LLC	$(247,000)	$(335,000)
Baldwin Ranch Subdivision, LLC	(144,000)	(206,000)
The Last Resort and Marina, LLC	(27,000)	(49,000)
33rd Street Terrace, LLC	43,000	(14,000)
54th Street Condos, LLC	(431,000)	15,000
Wolfe Central, LLC	382,000	66,000
AMFU, LLC	(32,000)	—
Phillips Road, LLC	(1,000)	—
550 Sandy Lane, LLC	(23,000)	—
1401 on Jackson, LLC	(25,000)	—
Light industrial building, Paso Robles, California	229,000	344,000
Undeveloped land, San Jose, California	(137,000)	(146,000)
Office condominium complex, Roseville, California	(116,000)	(112,000)
Storage facility, Stockton, California	109,000	19,000

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

Holders

As of December 31, 2010, 2,429 Limited Partners held 217,037,468 Units of limited partnership interests in the Partnership.

Dividends

The Partnership generally distributes all tax basis net income of the Partnership to Unit holders on a monthly basis.  Partners have the ability to reinvest their distributions into new Units of the Partnership pursuant to the Reinvested Distributions Plan. The Partnership made cash distributions of net income to Limited Partners and the General Partner of approximately $1,917,000 and $4,716,000 during 2010 and 2009, respectively.

It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders on a monthly basis.

Securities Authorized for Issuance under Equity Compensation Plans

None

PART II - Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in this Form 10-K.  Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2011 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions including a downturn in the real estate markets where the Partnership has made loans), adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities.  At December 31, 2010, the Partnership owned twenty-seven real estate properties, including fourteen within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Real estate held for investment includes real estate purchased or acquired through foreclosure (including fourteen properties within consolidated limited liability companies) and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $1,966,000 and $2,033,000 for the years ended December 31, 2010 and 2009, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $491,000 and $613,000 for the years ended December 31, 2010 and 2009, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $83,000 and $1,588,000 on loans originated or extended of approximately $2,500,000 and $38,831,000 for the years ended December 31, 2010 and 2009, respectively. Of the $1,588,000 in acquisition and origination fees earned by the General Partner during the year ended December 31, 2009, approximately $1,077,000 were back-end fees that will not be collected until the related loans are paid in full.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $132,000 and $966,000 for the years ended December 31, 2010 and 2009, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $12,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $63,000 and $72,000 during the years ended December 31, 2010 and 2009, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2010, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership during the years ended December 31, 2010 and 2009, respectively.

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

The Partnership will originate loans secured by very diverse property types. In addition, the Partnership will occasionally lend to borrowers whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make mortgage loans that are riskier than mortgage loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property collateral, such as with lower loan to value ratios. The Partnership is not presently originating new mortgage loans, as it must first either satisfy withdrawal requests of limited partners and/or make capital distributions pro rata to its limited partners of up to 10% of limited partners’ capital per calendar year with net proceeds from loan payoffs, real estate sales and/or capital contributions, as funds become available.

Due to the declining economy and reductions in real estate values over the past three years, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of December 31, 2010, approximately 79% of Partnership loans are impaired, greater than 90 days delinquent in payments and/or past maturity. In addition, the Partnership now owns approximately $97,000,000 of real estate held for sale or investment.

It is highly likely that the Partnership will continue to experience losses in the future. Management expects that as non-delinquent Partnership loans are paid off by borrowers, interest income received by the Partnership will be reduced. In addition, the Partnership will likely foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may create larger operating losses. Management will attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future. Due to the large amount of unfulfilled withdrawal requests by limited partners, the Partnership will be unable to take advantage of current favorable lending opportunities which could help to increase net income to the Partnership (until 10% of limited partner capital is distributed in any given calendar year).

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

From 2007 to 2010, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate has increased substantially from 5.0% in December 2007 to 9.4% in December 2010 while the California unemployment rate has increased over the same period from 6.1% to 12.5%. The growth of the Gross Domestic Product slowed from 1.9% (revised) in 2007 to 0% (revised) in 2008 and declined 2.6% (revised) in 2009. The Gross Domestic Product increased by an annualized rate of 3.7%, 1.7%, 2.6% and 2.8%  in the four fiscal quarters of 2010, respectively. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remains as of December 31, 2010.

The Partnership has experienced increased loan delinquencies and foreclosures over the past three years.  The General Partner believes that this has primarily been the result of the depressed economy, lack of availability of credit and the slowing real estate market in California and other parts of the nation. The increased loan delinquencies and foreclosures have resulted in a substantial reduction in Partnership income over the past three years. In addition, due to the state of the economy and depressed real estate values, the Partnership has had to increase its loan loss reserves and take write-downs on certain real estate properties which, in turn, have resulted in losses to the Partnership.

Although currently the General Partner believes that only thirteen of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), real estate values could decrease further.  The Partnership continues to perform frequent evaluations of collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009 and a decreased ability to meet those requests. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 and 2010 scheduled withdrawals of approximately $75,831,000 have not been made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid. The line of credit was paid off in full by the Partnership in December 2010. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to all partners of up to 10% of limited partner capital, which will prevent any limited partner withdrawals during the same calendar year.

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

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2010, 38.6% of loans were secured by real estate in Northern California, while 16.7%, 12.5%, 10.0%, 6.7% and 4.8% were secured by real estate in Florida, Southern California, Colorado, New York and Arizona, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results

	Year Ended December 31,
	2010	2009
Total revenues	$16,541,704	$20,939,784
Total expenses	39,373,365	41,065,553

Net loss	$(22,831,661)	$(20,125,769)

Less: Net loss attributable to non-controlling interest	(5,859)	(10,336)

Net loss attributable to Owens Mortgage Investment Fund	$(22,837,520)	$(20,136,105)

Net loss allocated to limited partners	$(22,611,503)	$(19,939,061)

Net loss allocated to limited partners per weighted average limited partnership unit	$(.10)	$(.08)

Annualized rate of return to limited partners (1)	(9.5)%	(7.7)%

Distribution per partnership unit (yield) (2)	0.06%	1.8%

Weighted average limited partnership units	238,570,000	257,692,000

(1)	The annualized rate of return to limited partners is calculated based upon the net loss allocated to limited partners per weighted average limited partnership unit as of December 31, 2010 and 2009.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

2010 Compared to 2009

Total Revenues

Interest income on loans secured by trust deeds decreased $6,611,000 (45.1%) during the year ended December 31, 2010, as compared to 2009, primarily due to an increase in non-accrual loans that were delinquent in payments greater than ninety days as a percentage of the total loan portfolio between 2009 and 2010 and a decrease in the weighted average balance of the loan portfolio of approximately 20% during the year ended December 31, 2010 as compared to 2009.

Gain on sales of real estate increased $236,000 (299.3%) during the year ended December 31, 2010, as compared to 2009.  During the year ended December 31, 2010, the Partnership sold a commercial building located in Hilo, Hawaii for a gain of $161,000, a commercial building in the complex located in Roseville, California for a gain of approximately $183,000, two houses in the manufactured home subdivision development located in Ione, California for an aggregate loss of approximately $16,000, a vacant parcel of land adjacent to the retail complex located in Greeley, Colorado (held within 720 University LLC) for a loss of $37,000, and recognized $24,000 in deferred gain related to the sale of the Bayview Gardens property in 2006. During the year ended December 31, 2009, the Partnership sold a unit in the office condominium complex located in Roseville, California for a gain of approximately $50,000 and recognized $23,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.

Other income decreased $30,000 (60.3%) during the year ended December 31, 2010, as compared to the same period in 2009, due primarily to a decrease in interest earned on money market investments and certificates of deposit during 2010. The rates earned on money market investments and certificates of deposit have decreased during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Total Expenses

Management fees to the General Partner decreased $67,000 (3.3%) during the year ended December 31, 2010, as compared to the same period in 2009.  This decrease was mainly a result of a decrease in interest income received on loans secured by trust deeds and an increase in expenses during 2010. For 2009 and 2010, while the General Partner did not collect the maximum management fees, it collected management fees equal to the minimum amount that the General Partner determined it needed to be paid in fees from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

Servicing fees to the General Partner decreased $121,000 (19.8%) during the year ended December 31, 2010, as compared to 2009. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 19.9% during the year ended December 31, 2010 as compared to 2009.

The maximum servicing fees were paid to the General Partner during the years ended December 31, 2010 and 2009. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2010, the management fees would have been $5,905,000 (increase of $3,939,000), which would have increased net loss allocated to limited partners by approximately 17.3%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.11 from a loss of $0.10. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2009, the management fees would have been $6,740,000 (increase of $4,707,000), which would have increased net loss allocated to limited partners by approximately 23.4% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.10 from a loss of $0.08.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2010, 2009, 2008 and 2007, the management fees were 1.00%,  0.89%, 1.53% and 0.79% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased between 2009 and 2010, the total amount of management fees has decreased because the weighted balance of the loan portfolio has decreased by approximately 20% between 2009 and 2010.

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

Legal and professional expenses decreased $152,000 (22.8%) during the year ended December 31, 2010, as compared to the same period in 2009, primarily due to increased legal and professional costs in the first quarter of 2009 incurred as a result of increased delinquent loans and loans in the process of foreclosure.

Interest expense decreased $605,000 (23.4%) during the year ended December 31, 2010, as compared to 2009, due to a decrease in the average principal balance on the line of credit of approximately 50.2% in 2010 as compared to 2009, partially offset by an increase in the rate of interest charged on the Partnership’s line of credit in order to obtain a waiver of covenant violations incurred in late 2008 and early 2009 and in connection with the line of credit modification agreement executed in October 2009. During the 2nd quarter of 2009, the line of credit interest rate became subject to a floor of not less than 5% per annum, which was thereafter increased to a floor of 7.5% per annum in October 2009.

The provision for loan losses of $16,520,000 during the year ended December 31, 2010 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $1,899,000 during 2010 due to foreclosures experienced and an increase in impaired loans that were analyzed for a specific allowance. The specific loan loss allowance increased $18,419,000 during the year as reserves were increased or established on thirteen loans based on third party appraisals and other indications of value. The Partnership recorded a provision for loan losses of approximately $24,475,000 during the year ended December 31, 2009.

Losses on real estate properties during the year ended December 31, 2010 and 2009 were the result of updated appraisals and other valuation support obtained on several of the Partnership’s real estate properties, which resulted in impairment losses recorded on eight and five properties, respectively, totaling $8,907,000 and $3,636,000, respectively.

Net Income from Rental and Other Real Estate Properties

Net loss from rental and other real estate properties increased $19,000 (2.3%) during the year ended December 31, 2010, as compared to 2009, due primarily to additional net losses incurred on real estate foreclosed in the past three years and depreciation incurred on several of the Partnership’s real estate properties held for investment.

Financial Condition

December 31, 2010 and 2009

Loan Portfolio

The number of Partnership mortgage investments decreased from 54 as of December 31, 2009 to 39 as of December 31, 2010, and the average loan balance increased from $3,922,000 to $4,043,000 between December 31, 2009 and December 31, 2010.

Approximately $121,565,000 (77.1%) and $146,039,000 (69.0%) of the loans invested in by the Partnership were impaired and/or more than ninety days delinquent in monthly payments as of December 31, 2010 and 2009, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $3,318,000 and $22,292,000 as of December 31, 2010 and 2009, respectively (combined total of $124,883,000 and $168,331,000, respectively, that are past maturity and delinquent in payments greater than ninety days). Of the impaired and past maturity loans, approximately $46,078,000 (29.2%) and $61,859,000 (29.2%), respectively, were in the process of foreclosure and approximately $53,606,000 (34.0%) and $29,278,000 (13.8%), respectively, involved loans to borrowers who were in bankruptcy.  The Partnership foreclosed on nine and nine loans during the years ended December 31, 2010 and 2009, respectively, with aggregate principal balances totaling approximately $36,174,000 and $34,907,000, respectively, and obtained the properties via the trustee’s sales.

Of the total impaired and past maturity loans as of December 31, 2010, two loans with aggregate principal balances totaling approximately $34,757,000 were foreclosed on subsequent to year end and the Partnership obtained the properties via the trustee’s sales, and one loan with a principal balance $1,350,000 was paid off in full by the borrower. In addition, subsequent to year end, the Partnership filed notices of default on two impaired loans secured by the same property with an aggregate principal balance of $3,500,000, and two other loans with aggregate principal balances totaling approximately $4,630,000 became greater than ninety days delinquent in payments.

Of the $146,039,000 in loans that were greater than ninety days delinquent as of December 31, 2009, $98,220,000 remained delinquent as of December 31, 2010, $36,174,000 was foreclosed and became real estate owned by the Partnership during 2010, $10,955,000 was paid off by the borrowers and $690,000 was paid current.

As of December 31, 2010 and 2009, the Partnership held the following types of mortgages:
	2010	2009
By Property Type:
Commercial	$69,024,479	$100,400,765
Condominiums	41,037,978	59,470,752
Apartments	—	4,325,000
Single family homes (1-4 units)	325,125	327,127
Improved and unimproved land	47,277,913	47,260,116
	$157,665,495	$211,783,760
By Deed Order:
First mortgages	$139,169,446	$189,642,783
Second and third mortgages	18,496,049	22,140,977
	$157,665,495	$211,783,760

As of December 31, 2010 and 2009, approximately 39% and 43%, respectively, of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, as of December 31, 2010 approximately 73% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past three years.

The Partnership’s investment in loans decreased by $54,118,000 (25.6%) during the year ended December 31, 2010 as a result of foreclosures and loan payoffs in excess of loan originations. The Partnership is not presently able to originate new loans due to cash flow constraints.

The General Partner increased the allowance for loan losses by approximately $7,676,000 (provision net of charge-offs) during the year ended December 31, 2010.  The General Partner believes that this increase is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the years ended December 31, 2010 and 2009 were as follows:
	2010	2009
Balance, beginning of period	$28,392,938	$13,727,634
Provision	16,519,901	24,474,853
Charge-off	(8,844,324)	(9,809,549)
Balance, end of period	$36,068,515	$28,392,938

The Partnership’s allowance for loan losses was $36,068,515 and $28,392,938 as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, there was a general allowance for loan losses of $3,746,000 and $5,645,000, respectively, and a specific allowance for loan losses on thirteen and ten loans in the total amount of $32,322,515 and $22,747,948, respectively.

Real Estate Properties Held for Sale and Investment

As of December 31, 2010, the Partnership held title to twenty-seven properties that were acquired through foreclosure, with a total carrying amount of approximately $97,066,000 (including properties held in fourteen limited liability companies), net of accumulated depreciation of $5,888,000. The Partnership foreclosed on nine and nine loans during the years ended December 31, 2010 and 2009, respectively, with aggregate principal balances totaling $36,174,000 and $34,907,000, respectively, and obtained the underlying properties via the trustee’s sales (see below). As of December 31, 2010, properties held for sale total $15,133,000 and properties held for investment total $81,933,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Balance, beginning of period	$79,888,536	$58,428,572
Real estate acquired through foreclosure, net of specific loan loss allowance	28,882,248	25,862,918
Investments in real estate properties	1,059,836	733,188
Sales of real estate properties	(2,257,566)	(417,286)
Impairment losses on real estate properties	(8,907,219)	(3,636,247)
Depreciation of properties held for investment	(1,599,636)	(1,082,609)
Balance, end of period	$97,066,199	$79,888,536

Eight of the Partnership’s twenty-seven properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $6,590,000 to $8,692,000 (31.9%) for the years ended December 31, 2009 and 2010, respectively, and revenues associated with these properties have increased from $5,933,000 to $7,976,000 (34.4%), thus generating a net loss from real estate properties of $717,000 during the year ended December 31, 2010 (compared to net loss of $657,000 during 2009).

For purposes of assessing potential impairment of value during 2010 and 2009, the Partnership obtained updated appraisals or other valuation support on several of its real estate properties held for sale and investment, which resulted in additional impairment losses on eight and five properties, respectively, in the aggregate amount of approximately $8,907,000 and $3,636,000, respectively, recorded in the consolidated statements of income.

2010 Sales Activity

During the year ended December 31, 2010, the Partnership sold the office/retail complex located in Hilo, Hawaii for cash of $500,000 and a note in the amount of $2,000,000, resulting in a gain to the Partnership of approximately $805,000. Approximately $161,000 of this amount was recorded as current gain to the Partnership and the remaining $644,000 was deferred and will be recognized as principal payments are received on the loan under the installment method.  The note is interest only and bears interest at the rate of 6.25% per annum for the first year, adjusts to 7.25% beginning July 1, 2011 and then 8.25% beginning July 1, 2012. The note matures on June 30, 2013. The net income (loss) to the Partnership from operation of this property was approximately $48,000 and $(153,000) for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Partnership sold one commercial building located in Roseville, California for net sales proceeds of approximately $359,000, resulting in a gain to the Partnership of approximately $183,000.

During the year ended December 31, 2010, the Partnership sold two houses in the manufactured home subdivision development located in Ione, California for net sales proceeds of approximately $170,000, resulting in an aggregate loss to the Partnership of approximately $16,000.

2009 Sales Activity

During the year ended December 31, 2009, the Partnership sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $468,000, resulting in a gain to the Partnership of approximately $50,000.

2010 Foreclosure Activity

During the year ended December 31, 2010, the Partnership foreclosed on two first mortgage loans secured by 45 converted condominium units in a complex located in Oakland, California with an aggregate principal balance of $11,600,000 and obtained the property via the trustee’s sale. Based on a new appraisal obtained near the time of foreclosure in December 2010, it was determined that the fair value of the property was lower than the Partnership’s investment in the loans (including a previously established loan loss allowance of $765,000) and an additional charge to bad debt expense was recorded of approximately $2,286,000 (total charge-off of $3,051,000). The property is classified as held for investment as a sale is not expected in the next one year period. The Partnership formed a new, wholly-owned limited liability company, 1401 on Jackson, LLC, to own and operate the complex.

During the year ended December 31, 2010, the Partnership foreclosed on a first mortgage loan secured by a 46 unit apartment complex located in Ripon, California with a principal balance of $4,325,000 and obtained the property via the trustee’s sale. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established of approximately $93,000 as of September 30, 2010. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to bad debt expense of approximately $2,000. The property is classified as held for investment as a sale is not expected in the next one year period. The Partnership formed a new, wholly-owned limited liability company, 550 Sandy Lane, LLC, to own and operate the complex.

During the year ended December 31, 2010, the Partnership foreclosed on a first mortgage loan secured by a commercial building located in Sacramento, California with a principal balance of $3,700,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $191,000 were capitalized to the basis of the property. The property is classified as held for sale as a sale is expected to be completed in the next one year period.

During the year ended December 31, 2010, the Partnership obtained a deed in lieu of foreclosure from the borrower on four first mortgage loans secured by 60 converted condominium units in a complex located in Lakewood, Washington in the aggregate amount of approximately $6,957,000 and obtained the property. It was determined that the fair value of the property was lower than the Partnership’s investment in the loans and a specific loan allowance was established of approximately $573,000 as of June 30, 2010. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to bad debt expense of approximately $4,000. The property is classified as held for investment as a sale is not expected in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Phillips Road, LLC, to own and operate the complex.

During the year ended December 31, 2010, the Partnership obtained a deed in lieu of foreclosure from the borrower on a first mortgage loan secured by a medical office condominium complex located in Gilbert, Arizona in the amount of approximately $9,592,000 and obtained the property. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established for this loan in the total amount of approximately $4,914,000 as of March 31, 2010. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in May 2010, along with an additional charge to bad debt expense of approximately $74,000 for additional delinquent property taxes paid.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, AMFU, LLC, to own and operate the complex.

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

Cash and Cash Equivalents, Restricted Cash and Certificates of Deposit

Cash and cash equivalents, restricted cash and certificates of deposit decreased from approximately $10,232,000 as of December 31, 2009 to approximately $7,379,000 as of December 31, 2010 ($2,853,000 or 27.9%) due primarily to the use of Partnership cash reserves for investments in loans secured by trust deeds and to pay down the balance of the line of credit. The Partnership disbursed approximately $766,000 under its commitments on existing loans and purchased at a discount the first deed of trust securing a property on which the Partnership has a second deed of trust for $602,000. In addition, the Partnership used cash reserves to pay down the line of credit by an additional $1,280,000 (over and above amounts received from loan payoffs or real estate sales) during the year ended December 31, 2010.

Interest and Other Receivables

Interest and other receivables decreased from approximately $4,644,000 as of December 31, 2009 to $4,494,000 as of December 31, 2010 ($151,000 or 3.2%), due primarily to an increase in non-accrual loans during 2010 and an increase in foreclosures, which resulted in certain receivables being reclassified to real estate held for sale and/or investment.

Due to General Partner

Due to General Partner increased from $362,000 as of December 31, 2009 to $682,000 as of December 31, 2010 ($320,000 or 88.4%) due primarily to additional interest, late charges and an extension fee in the aggregate amount of approximately $519,000 collected on a delinquent Partnership loan that paid off in full in December 2010, and which was not disbursed to the General Partner until January 2011. Accrued management and service fees due to the General Partner as of December 31, 2010 decreased $195,000, as compared to December 31, 2009.  These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,135,000 as of December 31, 2009 to $2,387,000 as of December 31, 2010 ($252,000 or 11.8%), due primarily to an increase in accrued expenses on Partnership real estate.

Line of Credit Payable

Line of credit payable decreased from $23,695,000 as of December 31, 2009 to no balance outstanding as of December 31, 2010 due to repayments made during 2010 from loan payoffs, real estate sales and cash reserves.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2010, management believes that the allowance for loan losses of $36,069,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of December 31, 2010, twenty-four loans totaling $121,565,000 were impaired, delinquent in monthly payments greater than ninety days and are no longer accruing interest. Twenty-two of these loans totaling $119,084,000 were past maturity as of December 31, 2010. In addition, five loans totaling $3,318,000 were also past maturity but current in monthly payments as of December 31, 2010 (combined total of $124,883,000 in loans that are past maturity and delinquent in payments greater than ninety days). The Partnership recorded a charge-off against the allowance for loan losses of approximately $8,844,000 for ten foreclosed or paid off loans during the year ended December 31, 2010 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $16,520,000 for losses that are estimated to have likely occurred, which resulted in a net increase to the allowance of approximately $7,676,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral of impaired and past maturity loans.

Liquidity and Capital Resources

During the year ended December 31, 2010, cash flows provided by operating activities approximated $2,667,000. Investing activities provided approximately $20,920,000 of net cash during the year, as approximately $22,507,000 was received from the payoff and sale of loans and sales of real estate, net of approximately $2,434,000 used for investing in loans and real estate.  Approximately $25,743,000 was used in financing activities, as approximately $23,695,000 was used to repay the line of credit and $1,917,000 was distributed to limited partners in the form of income distributions. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the approval of the amendments to the Partnership Agreement by limited partners on such date), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 and 2010 scheduled withdrawals in the total amount of approximately $75,831,000 have not been made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid. The line of credit was repaid in full by the Partnership in December 2010, and as a result, the Partnership is no longer subject to the collateral requirements, payment obligations, restrictions on partner distributions and repurchases, and other restrictions imposed by the line of credit agreement. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to all partners up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year.

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

Under normal market conditions, sales of Units to investors, reinvestment of limited partner distributions, portfolio loan payoffs, and advances on the Partnership’s line of credit (which has been fully repaid) provide the capital for new mortgage investments. If general market interest rates were to increase substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In addition, an increase in delinquencies on Partnership loans (including an increase in loans past maturity) could also have the effect of reducing liquidity which could reduce the cash available to invest in new loans and distribute to limited partners.  In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments.

Limited partner capital decreased by approximately $24,497,000 during the year ended December 31, 2010. A large component of the decrease in limited partner capital during 2010 was an increase in the allowance for loan losses and impairment losses on real estate properties in the total amount of approximately $25,427,000. The Partnership received no new limited partner contributions during the year ended December 31, 2010, and approximately $100,000 in such contributions during the year ended December 31, 2009. Reinvested distributions from limited partners electing to reinvest were $675,000 and $2,832,000 for the years ended December 31, 2010 and 2009, respectively. There were no limited partner withdrawals during the year ended December 31, 2010. Limited partner withdrawals were approximately $5,112,000 for the year ended December 31, 2009. Limited partner withdrawal percentages have been 2.01%, 10.00%, 6.34%, 4.70% and 4.29% for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. Until December 2010, the Partnership had a line of credit agreement with a group of three banks that provided interim financing on mortgage loans invested in by the Partnership. As of December 31, 2009, there was $23,695,102 outstanding on the line of credit. The line of credit was repaid in full by the Partnership in December 2010. Because of such repayment, various restrictions on the Partnership’s capital resources imposed by the line of credit agreement no longer apply.

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,394,000 and $10,500,000 as of December 31, 2010 and 2009, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of December 31, 2010.

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

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of December 31, 2010), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

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

PART II - Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of December 31, 2010, which is the end of the period covered by this annual report on Form 10-K, the Partnership’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established  in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010.

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

The General Partner had a net worth of approximately $25,000,000 on December 31, 2010. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

•
William C. Owens – Mr. Owens, age 60, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

•
Bryan H. Draper – Mr. Draper, age 53, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the Board of Directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

•
William E. Dutra – Mr. Dutra, age 48, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

•
Andrew J. Navone – Mr. Navone, age 54, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

•
Melina A. Platt – Ms. Platt, age 44, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2010. Such fees were established by the General Partner and were not determined by arms-length negotiation.

	Year Ended
	December 31, 2010
		Maximum
Form of Compensation	Actual	Allowable
Paid by the Partnership:
Management Fees	$1,966,000	$5,905,000
Servicing Fees	491,000	491,000
Carried Interest	—	—
Subtotal	$2,457,000	$6,396,000

Paid by Borrowers:
Acquisition and Origination Fees	$83,000	$83,000
Late Payment Charges	132,000	132,000
Miscellaneous Fees	12,000	12,000
Subtotal	$227,000	$227,000

Grand Total	$2,684,000	$6,623,000

Reimbursement by the Partnership of Other Expenses	$63,000	$63,000

PART III - Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,043,000 units (1.4%) of the Partnership as of December 31, 2010. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

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

Management Fee

The General Partner is entitled to receive from the Partnership a management fee of up to 2 ¾ % per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership.  The amount of management fees to the General Partner for the year ended December 31, 2010 was approximately $1,966,000.

Servicing Fee

All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner receives up to 0.25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2010 was approximately $491,000.

Carried Interest

The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2010, the General Partner had made total cash capital contributions of $1,496,000 to the Partnership. During 2010, the Partnership incurred no carried interest expense because there was a net decrease in limited partners’ capital accounts during the year.

Reimbursement of Other Expenses

The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement).  During 2010, the Partnership reimbursed the General Partner for expenses in the amount of $63,000.

Loan Participated with General Partner

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan. The loan is secured by a condominium complex located in Miami, Florida consisting of three buildings, two of which have been renovated and in which 168 units remain unsold (the “Point” and “South” buildings) and one which contains 160 units that have not been renovated (the “North” building).  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan as follows: After any protective advances made are reimbursed to the co-lenders on a pro-rata basis, the Partnership and General Partner shall receive their share of interest in the loan prior to any other co-lender and, once all interest has been paid to the co-lenders, the Partnership and General Partner shall receive their share of principal in the loan prior to any other co-lender in the loan.  The servicer of the loan was an affiliate of the junior  co-lender (the “Servicing Agent”) and the Partnership received the payments on the loan from the Servicing Agent. As of December 31, 2010, the Partnership had funded $1,345,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property. As of December 31, 2010 and 2009, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.

During 2008, the former Servicing Agent filed a notice of default on this loan. During 2009, the Partnership purchased the junior lender’s investment in the loan (including principal of $7,200,000, accrued interest of approximately $1,618,000 and protective advances of approximately $535,000) for $2,800,000 ($2,775,000 outstanding as of December 31, 2010). The Partnership has recorded a specific loan loss allowance on this loan of approximately $10,188,000 and $9,945,000 as of December 31, 2010 and 2009, respectively. In February 2011, the Partnership and the General Partner, as Servicing Agent, foreclosed on this loan and obtained the properties via the trustee’s sale. The properties have been placed into a new limited liability company, TOTB Miami, LLC,  to be owned and operated by the remaining co-lenders in the loan. The foreclosure sale will result in a tax loss to the partners in 2011 of approximately $9,700,000.

Second Deeds of Trust Held by General Partner

As of December 31, 2010, the General Partner held a second and fourth deeds of trust in the total amount of approximately $853,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. During 2010 and 2009, the Partnership and General Partner collected no interest income on these loans.  The loans payable to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of December 31, 2010.

In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Acquisition and Origination Fees

Acquisition and origination fees, also called loan fees, mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2010, the General Partner earned acquisition and origination fees on Partnership loans in the amount of $83,000, on loans originated or extended of approximately $2,500,000.

Late Payment Charges

Pursuant to the Partnership Agreement, the General Partner receives all late payment charges, including additional interest and late payment fees, from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by the General Partner for such charges totaled approximately $132,000 for the year ended December 31, 2010.

PART III - Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Perry-Smith LLP audited the Partnership’s consolidated financial statements and otherwise acted as the Partnership’s independent registered public accounting firm with respect to the fiscal years ended December 31, 2010 and 2009. Additionally, Perry-Smith LLP reviewed the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q for the three quarterly periods in 2010 and the quarterly period ended September 30, 2009 and otherwise acted as the Partnership’s independent registered public accounting firm with respect to such period.  Moss Adams LLP reviewed the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2009 and June 30, 2009 and otherwise acted as the Partnership’s independent registered public accounting firm with respect to such periods. The following is a summary of the fees billed or to be billed to the Partnership by Perry-Smith LLP for professional services rendered for 2010 and 2009:

	2010	2009

Audit Fees	$152,000	$110,000
Audit-Related Fees	5,500	5,000
Tax Fees	—	—

Total Fees	$157,500	$115,000

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

	3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*
	3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*
	3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*
	3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*
	3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*
	3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1998**
Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999**
4.1
Seventh Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Prospectus Supplement No. 2 dated October 19, 2009 to Prospectus dated April 30, 2009, as previously supplemented by Prospectus Supplement No. 1 dated July 31, 2009

4.2
Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to the Post-Effective Amendment to Form S-11 Registration Statement No. 333-150248 filed April 20, 2010 and declared effective on April 30, 2010.

	21	Subsidiaries of the Registrant
	31.1	Section 302 Certification of General Partner Chief Executive Officer
	31.2	Section 302 Certification of General Partner Chief Financial Officer
	32	Certification Pursuant to 18 U.S.C. Section 1350
*Previously filed under Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 and incorporated herein by this reference.
**Previously filed under Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 and incorporated herein by this reference.

(b)	Exhibits:
3
Seventh Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Prospectus Supplement No. 2 dated October 19, 2009 to Prospectus dated April 30, 2009, as previously supplemented by Prospectus Supplement No. 1 dated July 31, 2009.

	3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*
	3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*
	3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*
	3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*
	3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*
	3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1998**
Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999**

4.1
Seventh Amended and Restated Agreement of Limited Partnership, incorporated by reference to Exhibit A to Prospectus Supplement No. 2 dated October 19, 2009 to Prospectus dated April 30, 2009, as previously supplemented by Prospectus Supplement No. 1 dated July 31, 2009.

4.2
Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to the Post-Effective Amendment to Form S-11 Registration Statement No. 333-150248 filed April 20, 2010 and declared effective on April 30, 2010.

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

Dated:           March 15, 2011                                                OWENS MORTGAGE INVESTMENT FUND,
  a California Limited Partnership

         By:       OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated:           March 15, 2011                                                 By:        /s/ William C. Owens
            William C. Owens, Director, Chief Executive Officer and President

Dated:           March 15, 2011                                                 By:        /s/ Bryan H. Draper
            Bryan H. Draper, Director, Chief Financial Officer and Secretary

Dated:           March 15, 2011                                                 By:        /s/ William E. Dutra
            William E. Dutra, Director and Senior Vice President

Dated:           March 15, 2011                                                 By:        /s/ Melina A. Platt
            Melina A. Platt, Controller

Report of Independent Registered Public Accounting Firm

The Partners
Owens Mortgage Investment Fund

We have audited the accompanying consolidated balance sheets of Owens Mortgage Investment Fund (the "Partnership") as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners' capital and cash flows for the years then ended.  Our audits also included the financial statement schedules of the Partnership listed in Item 15.  These financial statements and financial statement schedules are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens Mortgage Investment Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Perry-Smith LLP

San Francisco, California
March 15, 2011

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
December 31,

Assets	2010	2009
Cash and cash equivalents	$5,375,060	$7,530,272
Restricted cash	—	986,150
Certificates of deposit	2,003,943	1,715,591
Loans secured by trust deeds, net of allowance for losses of $36,068,515 in 2010 and $28,392,938 in 2009	121,596,980	183,390,822
Interest and other receivables	4,493,614	4,644,320
Vehicles, equipment and furniture, net of accumulated depreciation of $309,676 in 2010 and $268,309 in 2009	387,975	626,543
Other assets, net of accumulated amortization of $675,398 in 2010 and $599,050 in 2009	1,036,146	560,259
Investment in limited liability company	2,141,971	2,141,980
Real estate held for sale	15,132,847	10,852,274
Real estate held for investment, net of accumulated depreciation of $5,887,910 in 2010 and $4,388,466 in 2009	81,933,352	69,036,262

	$234,101,888	$281,484,473
Liabilities and Partners’ Capital
Liabilities:
Accrued distributions payable	$46,014	$51,407
Due to general partner	682,231	362,210
Accounts payable and accrued liabilities	2,387,087	2,135,011
Deferred gains	1,475,220	855,482
Note payable	10,393,505	10,500,000
Line of credit payable	—	23,695,102

Total liabilities	14,984,057	37,599,212

Partners’ capital (units subject to redemption):
General partner	2,259,916	2,512,399
Limited partners
Authorized 500,000,000 units outstanding in 2010 and 2009; 556,506,651 and 555,824,886 units issued and 217,037,468 and 241,534,226 units outstanding in 2010 and 2009, respectively	216,841,448	241,338,206

Total OMIF partners’ capital	219,101,364	243,850,605

Noncontrolling interest	16,467	34,656
Total partners’ capital	219,117,831	243,885,261

	$234,101,888	$281,484,473

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
Years Ended December 31,

	2010	2009

Revenues:
Interest income on loans secured by trust deeds	$8,035,001	$14,645,787
Gain on sale of real estate and other assets, net	314,955	78,883
Rental and other income from real estate properties	8,022,768	6,024,958
Income from investment in limited liability company	149,491	141,097
Other income	19,489	49,059

Total revenues	16,541,704	20,939,784

Expenses:
Management fees to general partner	1,966,026	2,033,097
Servicing fees to general partner	491,327	612,704
Administrative	60,000	60,000
Legal and accounting	514,882	666,741
Rental and other expenses on real estate properties	8,852,117	6,835,648
Interest expense	1,976,831	2,582,156
Other	83,633	150,383
Bad debt expense	1,430	13,723
Provision for loan losses	16,519,900	24,474,853
Losses on real estate properties	8,907,219	3,636,248

Total expenses	39,373,365	41,065,553

Net loss	$(22,831,661)	$(20,125,769)

Less: Net income attributable to noncontrolling interest	(5,859)	(10,336)

Net loss attributable to OMIF	$(22,837,520)	$(20,136,105)

Net loss allocated to general partner	$(226,017)	$(197,044)

Net loss allocated to limited partners	$(22,611,503)	$(19,939,061)

Net loss allocated to limited partners per weighted average limited partnership unit	$(0.10)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital
Years Ended December 31,

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interest	capital

Balances, December 31, 2008	$2,781,730	270,617,699	$270,421,679	$273,203,409	$68,645	$273,272,054

Net (loss) income	(197,044)	(19,939,061)	(19,939,061)	(20,136,105)	10,336	(20,125,769)
Sale of partnership units	—	100,040	100,040	100,040	—	100,040
Partners’ withdrawals	—	(5,112,360)	(5,112,360)	(5,112,360)	—	(5,112,360)
Partners’ distributions	(72,287)	(4,132,092)	(4,132,092)	(4,204,379)	(44,325)	(4,248,704)

Balances, December 31, 2009	$2,512,399	241,534,226	$241,338,206	$243,850,605	$34,656	$243,885,261

Net (loss) income	(226,017)	(22,611,503)	(22,611,503)	(22,837,520)	5,859	(22,831,661)
Sale of partnership units	—	—	—	—	—	—
Partners’ withdrawals	—	—	—	—	—	—
Partners’ distributions	(26,466)	(1,885,255)	(1,885,255)	(1,911,721)	(24,048)	(1,935,769)

Balances, December 31, 2010	$2,259,916	217,037,468	$216,841,448	$219,101,364	$16,467	$219,117,831

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(22,831,661)	$(20,125,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of real estate and other assets, net	(307,964)	(78,883)
Income from investment in limited liability company	(149,491)	(141,097)
Provision for loan losses	16,519,900	24,474,853
Losses on real estate properties	8,907,219	3,636,248
Bad debt expense	1,430	13,723
Depreciation and amortization	1,811,536	1,322,037
Changes in operating assets and liabilities:
Due from general partner	—	44,162
Interest and other receivables	(1,303,364)	(1,930,783)
Other assets	(552,460)	(188,570)
Accounts payable and accrued liabilities	252,076	422,369
Due to general partner	320,021	362,210
Net cash provided by operating activities	2,667,242	7,810,500

Cash flows from investing activities:
Investment in loans secured by trust deeds	(1,368,700)	(17,120,824)
Principal collected on loans	14,490,984	32,774,344
Sales of loans to third parties	6,821,950	—
Investment in real estate properties	(1,059,836)	(733,188)
Net proceeds from disposition of real estate properties	1,194,258	467,642
Purchases of vehicles, equipment and furniture	(5,649)	(180,930)
Distribution received from investment in limited liability company	149,500	176,000
Transfer from restricted to unrestricted cash	986,150	13,850
(Investments in) maturities of certificates of deposit, net	(288,352)	514,010
Net cash provided by investing activities	20,920,305	15,910,904

Cash flows from financing activities
Proceeds from sale of partnership units	—	100,040
Advances on line of credit payable	—	15,546,438
Repayments on line of credit payable	(23,695,102)	(24,765,336)
Repayments on note payable	(106,495)	—
Distributions to noncontrolling interest	(24,048)	(44,325)
Partners’ cash distributions	(1,917,114)	(4,715,712)
Partners’ capital withdrawals	—	(5,112,360)
Net cash used in financing activities	(25,742,759)	(18,991,255)

Net (decrease) increase in cash and cash equivalents	(2,155,212)	4,730,149

Cash and cash equivalents at beginning of year	7,530,272	2,800,123

Cash and cash equivalents at end of year	$5,375,060	$7,530,272

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,977,296	$2,513,326
See notes 3, 6 and 7 for supplemental disclosure of noncash operating, investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 217,037,468 and 241,534,226 as of December 31, 2010 and 2009, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and its majority- and wholly- owned limited liability companies (see Notes 6 and 7). All significant inter-company transactions and balances have been eliminated in consolidation. The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment.

Certain reclassifications not affecting net income have been made to the 2009 consolidated financial statements to conform to the 2010 presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see Note 5). Actual results could differ significantly from these estimates.

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

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

ASU No. 2010-20

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The amendments in this ASU require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The ASU is effective for interim and annual reporting periods ending on or after December 15, 2010. The implementation of this ASU required significant new disclosures in the notes to the Partnership’s consolidated financial statements (see Note 4).

Recently Issued Accounting Standards

ASU No. 2011-01

In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructuring in ASU No. 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit losses inherent in the Partnership’s loan portfolio that have been incurred as of the balance-sheet date.  The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Partnership measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

A restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Partnership for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.  Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Loans that are reported as TDR’s are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Partnership’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Partnership’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Partnership maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial real estate, improved and unimproved land, condominium, apartment and single-family (1-4 units) loans.   The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Partnership’s overall allowance, which is included on the consolidated balance sheet.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and noninterest-bearing bank deposits, money market accounts and short-term certificates of deposit with original maturities of three months or less.

The Partnership maintains its cash and cash equivalents in bank deposit accounts that, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. All amounts in the Partnership’s main checking account in excess of $500,000 (approximately $1,940,000 as of December 31, 2010) are invested overnight in a bank mutual fund product that is not currently insured by the federal government or a private institution. Thus, the Partnership may be exposed to some risk on these balances.

Restricted Cash

Restricted cash as of December 31, 2009 included non-interest bearing deposits with three banks that were required pursuant to the Partnership’s line of credit agreement with such banks.

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

December 31, 2010 and 2009

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes real estate acquired through foreclosure and is initially stated at the property’s estimated fair value, less estimated costs to sell.

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

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2010 and 2009 was zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. With few exceptions, the Partnership is no longer subject to federal and state income tax examinations by tax authorities for years before 2006.

Environmental Remediation Liability

Liabilities related to future environmental remediation costs are recorded when remediation or monitoring or both are probable and the costs can be reasonably estimated. The Partnership’s environmental remediation liability related to the property located in Santa Clara, California (held within 1850 De La Cruz, LLC – see Note 5) was recorded based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 3 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of December 31, 2010 and 2009 are as follows:

	2010	2009
By Property Type:
Commercial	$69,024,479	$100,400,765
Condominiums	41,037,978	59,470,752
Apartments	—	4,325,000
Single family homes (1-4 Units)	325,125	327,127
Improved and unimproved land	47,277,913	47,260,116
	$157,665,495	$211,783,760
By Deed Order:
First mortgages	$139,169,446	$189,642,783
Second and third mortgages	18,496,049	22,140,977
	$157,665,495	$211,783,760

The Partnership’s loan portfolio above includes Construction Loans and Rehabilitation Loans. Construction Loans are determined by the General Partner to be those loans made to borrowers for the construction of entirely new structures or dwellings, whether residential, commercial or multifamily properties.  The General Partner has approved the borrowers up to a maximum loan balance; however, disbursements are made in phases throughout the construction process.  As of December 31, 2010 and 2009, the Partnership held Construction Loans totaling approximately $0 and $7,781,000, respectively, and had commitments to disburse an additional $0 and $13,000, respectively, on Construction Loans.

The Partnership also makes loans, the proceeds of which are used to remodel, add to and/or rehabilitate an existing structure or dwelling, whether residential, commercial or multifamily properties, or are used to complete improvements to land.  The General Partner has determined that these are not Construction Loans.   These loans are referred to as Rehabilitation Loans. As of December 31, 2010 and 2009, the Partnership held Rehabilitation Loans totaling approximately $0 and $53,178,000, respectively, and had commitments to disburse an additional $0 and $655,000, respectively, on Rehabilitation Loans.

Scheduled maturities of loans secured by trust deeds as of December 31, 2010 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2010 (past maturity)	$122,401,701	$—	$122,401,701
2011	14,793,963	—	14,793,963
2012	2,629,715	—	2,629,715
2013	1,700,000	2,000,000	3,700,000
2014	—	9,000,000	9,000,000
2015	—	—	—
Thereafter (through 2017)	75,125	5,064,991	5,140,116
	$141,600,504	$16,064,991	$157,665,495

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.29%, 2.01% and 3.30%, respectively, as of December 31, 2010), the prime rate (3.25% as of December 31, 2010) or the weighted average cost of funds index for Eleventh District savings institutions (1.57% as of December 31, 2010) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of December 31, 2010 and 2009:
	December 31, 2010 Balance	Portfolio Percentage	December 31, 2009 Balance	Portfolio Percentage
Arizona	$7,535,000	4.78%	$16,804,823	7.93%
California	80,608,323	51.12%	111,462,827	52.64%
Colorado	15,828,102	10.04%	15,810,305	7.47%
Florida	26,257,122	16.65%	26,257,122	12.40%
Hawaii	2,000,000	1.27%	—	—
Idaho	2,200,000	1.40%	2,200,000	1.04%
Nevada	1,087,700	0.69%	7,909,650	3.73%
New York	10,500,000	6.66%	10,500,000	4.96%
Oregon	75,125	0.05%	77,127	0.04%
Pennsylvania	1,922,003	1.22%	1,320,057	0.62%
Texas	—	—	2,635,000	1.24%
Utah	3,745,857	2.38%	3,943,216	1.86%
Washington	5,906,263	3.74%	12,863,633	6.07%
	$157,665,495	100.00%	$211,783,760	100.00%

As of December 31, 2010 and 2009, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 39% ($60,854,000) and 43% ($91,708,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, approximately 73% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona, Florida and Nevada, which have experienced dramatic reductions in real estate values over the past three years.

As of December 31, 2010 and 2009, approximately $147,451,000 (93.5%) and $201,403,000 (95.1%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as “past maturity loans”. As of December 31, 2010 and 2009, the Partnership had twenty-seven and thirty-seven past maturity loans totaling approximately $122,402,000 and $164,569,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

As of December 31, 2010 and 2009, the Partnership had twenty-four and thirty impaired loans, respectively, that were impaired and/or delinquent in payments greater than ninety days totaling approximately $121,565,000 and $146,039,000, respectively. This included twenty-two and twenty-eight matured loans totaling $119,084,000 and $142,277,000, respectively. In addition, five and nine loans totaling approximately $3,318,000 and $22,292,000, respectively, were past maturity but current in monthly payments as of December 31, 2010 and 2009, respectively (combined total of delinquent loans of $124,883,000 and $168,331,000, respectively). Of the impaired and past maturity loans, approximately $46,078,000 and $61,859,000, respectively, were in the process of foreclosure and $53,606,000 and $29,278,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2010 and 2009. The Partnership foreclosed on nine and nine loans during the years ended December 31, 2010 and 2009, respectively, with aggregate principal balances totaling $36,174,000 and $34,907,000, respectively, and obtained the properties via the trustee’s sales.

Of the total impaired and past maturity loans as of December 31, 2010, two loans with aggregate principal balances totaling approximately $34,757,000 were foreclosed on subsequent to year end and the Partnership obtained the properties via the trustee’s sales (see below), and one loan with a principal balance of $1,350,000 was paid off in full by the borrower. In addition, subsequent to year end, the Partnership filed notices of default on two impaired loans secured by the same property with an aggregate principal balance of $3,500,000, and two other loans with aggregate principal balances totaling approximately $4,630,000 became greater than ninety days delinquent in payments.

During the years ended December 31, 2010 and 2009, the Partnership extended the maturity dates of four and nine loans, respectively, on a short-term basis (three years or less) with aggregate principal balances totaling approximately $2,500,000 and $39,681,000, respectively.

The Partnership has four loans with an aggregate principal balance of approximately $24,203,000 that were originally secured by deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California. The parcels were assembled by a developer with the assistance of the City for the purpose of creating a development consisting of a retail component, a condominium hotel component and the City’s Convention and Visitor’s Center. Because of the assemblage and as security for the Partnership’s loans, a decision was made to encumber all of the assembled parcels by blanket loans that consisted of first, second and third deeds of trust.  The developer has been unable to obtain a construction loan to build the project which has resulted in the inability of the developer to honor its commitments to the existing lenders.  During the year ended December 31, 2009, the first deed holders on 20 of the parcels securing loans totaling approximately $18,568,000 filed notices of default on their mortgage loans and additional notices of default and notices of sale were subsequently filed. The Partnership also filed a notice of default in June 2009. In July 2009, the Partnership purchased at a discount the first deed holder’s interest in one loan securing two parcels with a principal balance of $1,500,000 on which the Partnership holds second deeds of trust. The Partnership purchased this loan because a foreclosure sale by the first deed holder was imminent and the General Partner wanted to protect the Partnership’s interest in the loans. In October 2009, the borrower on these loans filed for bankruptcy protection. The borrower originally proposed a plan of reorganization, but was never able to fund such plan or find an interested investor group to continue the project. As a result of the failed reorganization attempts, in December 2010 the judge in the case granted relief of stay to certain lenders who have subsequently conducted their foreclosure sales. The foreclosures on certain parcels by the senior lenders have resulted in the Partnership being foreclosed out of their positions on those parcels and has created a fractured ownership of the development site. While not all senior debt has foreclosed and the borrower still remains in bankruptcy, it is anticipated that at some point in the future all of the senior lenders (including the Partnership) will jointly own the development site. Based on these facts and a new appraisal obtained in January 2011, the Partnership recorded a specific allowance on these loans of approximately $15,846,000 as of December 31, 2010.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

During 2007, the Partnership funded a $30,000,000 portion of a $75,200,000 mortgage loan and entered into a Co-Lending and Servicing Agent Agreement (the “Agreement”) with three other co-lenders in the loan. The loan is secured by a condominium complex located in Miami, Florida consisting of three buildings, two of which have been renovated and in which 168 units remain unsold (the “Point” and “South” buildings) and one which contains 160 units that have not been renovated (the “North” building).  The General Partner is also a co-lender in the subject loan and is party to the Agreement. The interest rate payable to the Partnership and the General Partner on the loan is 10% per annum. Pursuant to the Agreement, the Partnership and the General Partner, as senior co-lenders, have priority on a pro-rata basis over all other co-lenders in such loan as follows: After any protective advances made are reimbursed to the co-lenders on a pro-rata basis, the Partnership and General Partner shall receive their share of interest in the loan prior to any other co-lender and, once all interest has been paid to the co-lenders, the Partnership and General Partner shall receive their share of principal in the loan prior to any other co-lender in the loan.  The servicer of the loan was an affiliate of the junior  co-lender (the “Servicing Agent”) and the Partnership received the payments on the loan from the Servicing Agent. As of December 31, 2010, the Partnership had funded $1,345,000 of its pro-rata share of unreimbursed protective advances to complete renovations to the property. As of December 31, 2010 and 2009, the Partnership’s and General Partner’s remaining principal balance in the subject loan was approximately $23,483,000 and $7,828,000, respectively.

During 2008, the former Servicing Agent filed a notice of default on this loan. During 2009, the Partnership purchased the junior lender’s investment in the loan (including principal of $7,200,000, accrued interest of approximately $1,618,000 and protective advances of approximately $535,000) for $2,800,000 ($2,775,000 outstanding as of December 31, 2010). The Partnership recorded a specific loan loss allowance on this loan of approximately $10,188,000 and $9,945,000 as of December 31, 2010 and 2009, respectively. In February 2011, the Partnership and the General Partner, as Servicing Agent, foreclosed on this loan and obtained the properties via the trustee’s sale. The properties have been placed into a new limited liability company, TOTB Miami, LLC,  to be owned and operated by the remaining co-lenders in the loan. The foreclosure sale will result in a tax loss to the partners in 2011 of approximately $9,700,000.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses, including both specific and general reserves, for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Balance, beginning of year	$28,392,938	$13,727,634
Provision	16,519,900	24,474,853
Charge-offs	(8,844,323)	(9,809,549)
Balance, end of year	$36,068,515	$28,392,938

As of December 31, 2010 and 2009, there was a general allowance for loan losses of $3,746,000 and $5,645,000, respectively, and a specific allowance for losses on thirteen and ten loans in the total amount of $32,322,515 and $22,747,938, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

The following table shows the allocation of the allowance for loan losses as of and for the year ended December 31, 2010 by portfolio segment and by impairment methodology
	Commercial Real Estate	Condo-miniums	Apartments	Single Family Homes	Improved and Unimproved Land
						Total

Allowance for loan losses:
Beginning balance	$12,617,784	$13,977,684	$—	$6,622	$1,790,848	$28,392,938
Charge-offs	(4,988,010)	(3,761,680)	(94,633)	—	—	(8,844,323)
Provision	(3,176,097)	5,490,722	94,633	(6,622)	14,117,264	16,519,900
Ending balance	$4,453,677	$15,706,726	$—	$—	$15,908,112	$36,068,515

Ending balance: individually evaluated for impairment	$752,297	$15,706,726	$—	$—	$15,863,492	$32,322,515

Ending balance: collectively evaluated for impairment	$3,701,380	$—	$—	$—	$44,620	$3,746,000

Loans:
Ending balance	$69,024,479	$41,037,978	$—	$325,125	$47,277,913	$157,665,495

Ending balance: individually evaluated for impairment	$33,354,222	$41,037,978	$—	$325,125	$46,847,913	$121,565,238

Ending balance: collectively evaluated for impairment	$35,670,257	$—	$—	$—	$430,000	$36,100,257

The following table shows an aging analysis of the loan portfolio by the time past due at December 31, 2010:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans

Commercial real estate	$2,000,000	$4,492,715	$33,354,222	$39,846,937	$29,177,542	$69,024,479
Condominiums	—	—	41,037,978	41,037,978	—	41,037,978
Single family homes	—	—	325,125	325,125	—	325,125
Improved and unimproved land	—	—	46,847,913	46,847,913	430,000	47,277,913
	$2,000,000	$4,492,715	$121,565,238	$128,057,953	$29,607,542	$157,665,495

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of December 31, 2010.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

The following table shows information related to impaired loans as of and for the year ended December 31, 2010):

	As of December 31, 2010			Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$30,592,387	$30,176,681	$—	$40,078,123	$2,449,101
Condominiums	3,758,642	3,745,857	—	3,764,720	69,026
Apartments	—	—	—	—	—
Single family homes	325,980	325,125	—	313,948	13,451
Improved and unimproved land	18,657,499	18,028,102	—	15,895,534	—

With an allowance recorded:
Commercial Real Estate	3,182,057	3,177,542	752,297	6,174,450	55,703
Condominiums	39,753,600	37,292,121	15,706,726	54,645,622	64,466
Apartments	—	—	—	3,326,308	245,583
Single family homes	—	—	—	—	—
Improved and unimproved land	28,972,550	28,819,811	15,863,492	27,943,631	46,435

Total:
Commercial Real Estate	$33,774,444	$33,354,222	$752,297	$46,252,573	$2,504,804
Condominiums	$43,512,242	$41,037,978	$15,706,726	$58,410,342	$133,492
Apartments	$—	$—	$—	$3,326,308	$245,583
Single family homes	$325,980	$325,125	$—	$313,948	$13,451
Improved and unimproved land	$47,630,048	$46,847,913	$15,863,492	$43,839,165	$46,435

The Partnership does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $130,457,000 as of December 31, 2009. Interest income recognized on impaired loans during the year ended December 31, 2009 was approximately $2,152,000.  Interest income received on impaired loans during the year ended December 31, 2009 was approximately $2,719,000.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

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

Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. During 2008, the Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate. As of December 31, 2010 and 2009, approximately $550,000 and $579,000, respectively, of this obligation remains accrued on the Partnership’s books.  The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

During the years ended December 31, 2010 and 2009, the Partnership received capital distributions from 1850 in the total amount of $150,000 and $176,000, respectively. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $150,000 and $141,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2010 and 2009 consists of the following properties acquired through foreclosure:

	2010	2009
Manufactured home subdivision development, Ione, California	$347,730	$549,132
Commercial buildings, Roseville, California	204,804	380,924
Two improved residential lots, West Sacramento, California	—	510,944
Office/retail complex, Hilo, Hawaii	—	1,666,121
Office condominium complex (16 units), Roseville, California	7,312,518	7,745,153
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,376,827	—
Commercial buildings, Sacramento, California	3,890,968	—
	$15,132,847	$10,852,274

During the year ended December 31, 2010, the Partnership recorded impairment losses totaling approximately $479,000 on the office condominium complex located in Roseville, California and two lots (one with a house) in the manufactured home subdivision development located in Ione, California based on estimated fair values, less estimated selling costs, which are reflected in losses on real estate properties in the accompanying consolidated statements of income.

During the year ended December 31, 2009, the Partnership recorded impairment losses of approximately $196,000 on four lots (three with houses) in the manufactured home subdivision development located in Ione, California based on estimated fair values, less estimated selling costs, which are reflected in losses on real estate properties in the accompanying consolidated statements of income.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

During 2010, the Partnership transferred the two improved residential lots located in West Sacramento, California from real estate held for sale to real estate held for investment as sales are not expected in the next one year period. In addition, during 2010, the Partnership transferred the industrial building located in Sunnyvale, California from real estate held for investment to real estate held for sale as a purchase and sale agreement had been signed. The agreement has since been terminated by the Partnership but the property will continue to be actively marketed and a sale is expected within the next year.

2010 Sales Activity

During the year ended December 31, 2010, the Partnership sold the office/retail complex located in Hilo, Hawaii for cash of $500,000 and a note in the amount of $2,000,000, resulting in a gain to the Partnership of approximately $805,000. Approximately $161,000 of this amount was recorded as current gain to the Partnership and the remaining $644,000 was deferred and will be recognized as principal payments are received on the loan under the installment method.  The note is interest only and bears interest at the rate of 6.25% per annum for the first year, adjusts to 7.25% beginning July 1, 2011 and then 8.25% beginning July 1, 2012. The note matures on June 30, 2013. The net income (loss) to the Partnership from operation of this property was approximately $48,000 and $(153,000) for the years ended December 31, 2010 and 2009, respectively. The rental revenue to the Partnership from operation of this property was approximately $47,000 and $92,000 for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Partnership sold one commercial building located in Roseville, California for net sales proceeds of approximately $359,000, resulting in a gain to the Partnership of approximately $183,000.

During the year ended December 31, 2010, the Partnership sold two houses in the manufactured home subdivision development located in Ione, California for net sales proceeds of approximately $170,000, resulting in an aggregate loss to the Partnership of approximately $16,000.

2010 Foreclosure Activity

During the year ended December 31, 2010, the Partnership foreclosed on a first mortgage loan secured by a commercial building located in Sacramento, California with a principal balance of $3,700,000 and obtained the property via the trustee’s sale. In addition, certain advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $191,000 were capitalized to the basis of the property. The property is classified as held for sale as a sale is expected to be completed in the next one year period.

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

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 7 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of December 31, 2010 and 2009:

	2010	2009
Light industrial building, Paso Robles, California	$1,544,866	$1,581,898
Commercial buildings, Roseville, California	617,768	636,849
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,627,695	13,009,843
Undeveloped, residential land, Madera County, California	720,000	1,225,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,048,643	2,180,780
Undeveloped, residential land, Marysville, California	403,200	594,610
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	1,843,200	2,519,036
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	5,913,600	10,950,684
Undeveloped, industrial land, San Jose, California	2,044,800	3,025,992
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	2,175,357
Storage facility/business, Stockton, California	5,141,275	5,238,981
Two improved residential lots, West Sacramento, California	510,944	—
Undeveloped, residential land, Coolidge, Arizona	2,099,816	2,099,816
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	10,232,525	10,566,383
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	459,580	470,718
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,669,318	1,479,380
Golf course, Auburn, California (held within Lone Star Golf, LLC)	2,015,683	2,043,718
Industrial building, Sunnyvale, California	—	3,414,619
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,760,719	5,822,598
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,990,566	—
60 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	6,536,677	—
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,359,070	—
45 condominium units, Oakland, California (held within 1401 on Jackson, LLC)	8,924,607	—
	$81,933,352	$69,036,262

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2010 and 2009 are as follows:
	2010	2009
Land	$30,450,217	$35,112,002
Buildings and improvements	57,339,490	38,294,801
Other	31,555	17,925
	87,821,262	73,424,728
Less: Accumulated depreciation and amortization	(5,887,910)	(4,388,466)
	$81,933,352	$69,036,262

The acquisition of certain real estate properties through foreclosure (including properties held for sale – see Note 6) resulted in the following non-cash activity for the years ended December 31, 2010 and 2009, respectively:

	2010	2009
Increases:
Real estate held for sale and investment	$28,882,248	$25,862,919
Vehicles, equipment and furniture	—	80,000
Other assets	—	21,192
Accounts payable and accrued liabilities	—	(8,725)
Decreases:
Loans secured by trust deeds, net of allowance for loan losses	(27,463,504)	(25,097,868)
Interest and other receivables	(1,418,744)	(857,518)

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense of real estate held for investment was approximately $1,600,000 and $1,083,000 for the years ended December 31, 2010 and 2009, respectively.

For purposes of assessing potential impairment of value during 2010, the Partnership obtained updated appraisals or other valuation support for certain of its real estate properties held for investment. This resulted in the Partnership recording impairment losses as follows:

2010
Undeveloped, residential land, Madera County, California	$505,000
Undeveloped, residential land, Marysville, California	191,410
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	981,965
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	5,037,084
Undeveloped, industrial land, San Jose, California	981,192
Undeveloped, commercial land, Half Moon Bay, California	731,778
$8,428,429

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

2010 Foreclosure Activity

During the year ended December 31, 2010, the Partnership foreclosed on two first mortgage loans secured by 45 converted condominium units in a complex located in Oakland, California with an aggregate principal balance of $11,600,000 and obtained the property via the trustee’s sale. Based on a new appraisal obtained near the time of foreclosure in December 2010, it was determined that the fair value of the property was lower than the Partnership’s investment in the loans (including a previously established loan loss allowance of $765,000) and an additional charge to provision for loan losses was recorded of approximately $2,286,000 (total charge-off of $3,051,000). The property is classified as held for investment as a sale is not expected in the next one year period. The Partnership formed a new, wholly-owned limited liability company, 1401 on Jackson, LLC, to own and operate the complex.

During the year ended December 31, 2010, the Partnership foreclosed on a first mortgage loan secured by a 46 unit apartment complex located in Ripon, California with a principal balance of $4,325,000 and obtained the property via the trustee’s sale. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established of approximately $93,000 as of September 30, 2010. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $2,000. The property is classified as held for investment as a sale is not expected in the next one year period. The Partnership formed a new, wholly-owned limited liability company, 550 Sandy Lane, LLC, to own and operate the complex.

During the year ended December 31, 2010, the Partnership obtained a deed in lieu of foreclosure from the borrower on four first mortgage loans secured by 60 converted condominium units in a complex located in Lakewood, Washington in the aggregate amount of approximately $6,957,000 and obtained the property. It was determined that the fair value of the property was lower than the Partnership’s investment in the loans and a specific loan allowance was established of approximately $573,000 as of June 30, 2010. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $4,000. The property is classified as held for investment as a sale is not expected in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Phillips Road, LLC, to own and operate the complex.

During the year ended December 31, 2010, the Partnership obtained a deed in lieu of foreclosure from the borrower on a first mortgage loan secured by a medical office condominium complex located in Gilbert, Arizona in the amount of approximately $9,592,000 and obtained the property. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance was established for this loan in the total amount of approximately $4,914,000 as of March 31, 2010. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure in May 2010, along with an additional charge to provision for loan losses of approximately $74,000 for additional delinquent property taxes paid.  The property is classified as held for investment as a sale is not expected to be completed in the next one year period. The Partnership formed a new, wholly-owned limited liability company, AMFU, LLC, to own and operate the complex.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

December 31, 2010 and 2009

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

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership.

The net income to the Partnership from 720 University was approximately $120,000 and $170,000 (including depreciation and amortization totaling approximately $515,000 and $552,000) during the years ended December 31, 2010 and 2009, respectively. The non-controlling interest of the joint venture partner of approximately $16,000 and $35,000 as of December 31, 2010 and 2009, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $12,628,000 and $13,010,000 as of December 31, 2010 and 2009, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the sole general manager of the LLC (pursuant to an amendment to the Operating Agreement signed on October 29, 2007). Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership.

Dation sold no lots or houses during the years ended December 31, 2010 and 2009. The Partnership advanced an additional $226,000 to Dation during the year ended December 31, 2009 for manufactured home purchases and related improvements. The Partnership received repayment of capital contributions of $84,000 during the year ended December 31, 2010.

The net operating loss to the Partnership from Dation was approximately $31,000 and $32,000 during the years ended December 31, 2010 and 2009, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed in August 2007 for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $691,000 and $382,000 to DarkHorse during the years ended December 31, 2010 and 2009, respectively, for operations and capital improvements. The net loss to the Partnership from DarkHorse was approximately $574,000 and $610,000 (including depreciation of $132,000 and $157,000) for the years ended December 31, 2010 and 2009, respectively.

Lone Star Golf, LLC

Lone Star Golf, LLC (Lone Star) is a California limited liability company formed in June 2009 for the purpose of owning and operating a golf course and country club located in Auburn, California, which was acquired by the Partnership via foreclosure in June 2009. The Partnership is the sole member in Lone Star. The assets, liabilities, income and expenses of Lone Star have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $215,000 and $211,000 to Lone Star during the years ended December 31, 2010 and 2009, for operations and equipment purchases. The net loss to the Partnership from Lone Star was approximately $268,000 and $92,000 (including depreciation of $45,000 and $28,000) for the years ended December 31, 2010 and 2009, respectively.

The approximate net income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results for the years ended December 31, 2010 and 2009 were as follows:
	2010	2009
Anacapa Villas, LLC	$(247,000)	$(335,000)
Baldwin Ranch Subdivision, LLC	(144,000)	(206,000)
The Last Resort and Marina, LLC	(27,000)	(49,000)
33rd Street Terrace, LLC	43,000	(14,000)
54th Street Condos, LLC	(431,000)	(31,000)
Wolfe Central, LLC	382,000	66,000
AMFU, LLC	(32,000)	—
Phillips Road, LLC	(1,000)	—
550 Sandy Lane, LLC	(23,000)	—
1401 on Jackson, LLC	(25,000)	—
Light industrial building, Paso Robles, California	229,000	344,000
Undeveloped land, San Jose, California	(137,000)	(146,000)
Office condominium complex, Roseville, California	(116,000)	(112,000)
Storage facility, Stockton, California	109,000	13,000

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 8 - NOTE PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 7), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,394,000 and $10,500,000 as of December 31, 2010 and 2009, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the years ended December 31, 2010 and 2009 was approximately $537,000 and $540,000, respectively.  The following table shows maturities by year on this note payable as of December 31, 2010:

Year ending December 31:
2011	$151,074
2012	159,025
2013	167,395
2014	176,205
2015	9,739,806
$10,393,505

NOTE 9 - LINE OF CREDIT PAYABLE

The Partnership had a line of credit agreement with a group of banks, which provided interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership were pledged as security for the line of credit. The line of credit was guaranteed by the General Partner. The line of credit matured by its terms on July 31, 2009.  On October 13, 2009, a Modification to Credit Agreement was executed by the Partnership and the Lenders whereby the credit line was no longer available for further advances and the maturity date was extended to March 31, 2010.

The line of credit was fully repaid by the Partnership in December 2010. The balance outstanding on the line of credit was $23,695,102 as of December 31, 2009.  Interest expense was approximately $1,439,000 and $2,042,000 for the years ended December 31, 2010 and 2009, respectively. The Partnership was required to maintain non-interest bearing accounts in the total amount of $986,150 as of December 31, 2009, which were reflected as restricted cash in the accompanying balance sheets.

NOTE 10 - PARTNERS’ CAPITAL

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

The Partnership makes monthly net income distributions to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units. Such reinvested distributions totaled approximately $675,000 and $2,832,000 for the years ended December 31, 2010 and 2009, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

The Partnership experienced a significant increase in limited partner capital withdrawal requests at the end of 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009 and 2010 scheduled withdrawals in the total amount of approximately $75,831,000 were not made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid. The line of credit was repaid in full by the Partnership in December 2010, and therefore its restrictions no longer apply. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to all partners up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year.

Carried Interest of General Partner

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, OFG has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2010 and 2009, OFG had made cash capital contributions of $1,496,000 to the Partnership. OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

There was no carried interest expense charged to the Partnership for the years ended December 31, 2010 and 2009.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

NOTE 11 - CONTINGENCY RESERVES

In accordance with the Partnership Agreement and to satisfy the Partnership’s liquidity requirements, the Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of December 31, 2010), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership, which could lead to unanticipated losses upon sale of such assets.

The 1-1/2% contingency reserves required per the Partnership Agreement as of December 31, 2010 and 2009 were approximately $4,286,000 and $4,311,000, respectively. Cash, cash equivalents and certificates of deposit as of the same dates were accordingly maintained as reserves.

NOTE 12 - INCOME TAXES

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	(Unaudited) 2010	(Unaudited) 2009
Partners’ capital per financial statements	$219,101,364	$243,850,605
Accrued interest income	(1,009,201)	(2,100,507)
Allowance for loan losses	36,068,515	28,392,938
Book/tax differences in basis of real estate properties	33,001,809	18,200,029
Book/tax differences in joint venture investments	2,841,482	2,626,609
Accrued distributions	46,014	51,407
Accrued fees due to general partner	(70,040)	135,565
Tax-deferred gain on sale of real estate	(2,653,763)	(2,690,850)
Book-deferred gains on sale of real estate	797,389	855,482
Environmental remediation liability	549,506	579,095
Other	(6,975)	502,267
Partners’ capital per federal income tax return	$288,666,100	$290,402,640

NOTE 13 - TRANSACTIONS WITH AFFILIATES

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

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $1,966,000 and $2,033,000 for the years ended December 31, 2010 and 2009, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $491,000 and $613,000 for the years ended December 31, 2010 and 2009, respectively, and are included in the accompanying consolidated statements of operations. As of December 31, 2010 and 2009, the Partnership owed management and servicing fees to OFG in the amount of approximately $157,000 and $362,000, respectively.

The maximum servicing fees were paid to OFG during the years ended December 31, 2010 and 2009. If the maximum management fees had been paid to OFG during the year ended December 31, 2010, the management fees would have been $5,905,000 (increase of $3,939,000), which would have increased net loss allocated to limited partners by approximately 17.3%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.11 from a loss of $0.10. If the maximum management fees had been paid to OFG during the year ended December 31, 2009, the management fees would have been $6,740,000 (increase of $4,707,000), which would have increased the net loss allocated to limited partners by approximately 23.4% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.10 from a loss of $0.08.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Partnership loans totaled approximately $132,000 and $966,000 for the years ended December 31, 2010 and 2009, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $12,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $83,000 and $1,588,000 on loans originated or extended of approximately $2,500,000 and $38,831,000 for the years ended December 31, 2010 and 2009, respectively. Such fees as a percentage of loans purchased by the Partnership were 3.3% and 4.1% for the years ended December 31, 2010 and 2009, respectively. Of the $1,588,000 in loan origination fees earned by OFG during the year ended December 31, 2009, approximately $1,077,000 were back-end fees that will not be collected until the related loans are paid in full.

OFG is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the years ended December 31, 2010 and 2009 were $63,000 and $72,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

As of December 31, 2010 and 2009, the Partnership owed late payment charges, extension fees and/or other miscellaneous fees to OFG in the amount of approximately $525,000 and $9,000, respectively.

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

As of December 31, 2010 and 2009, the General Partner held second and fourth deeds of trust in the total amount of approximately $853,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. The loans to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of December 31, 2010.

NOTE 14 - NET LOSS PER LIMITED PARTNER UNIT

Net loss per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were approximately 238,570,000 and 257,692,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 15 - RENTAL INCOME

The Partnership’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to sixteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2010, and thereafter is as follows:

Year ending December 31:
2011	$3,092,928
2012	2,003,485
2013	1,771,626
2014	1,534,406
2015	1,241,248
Thereafter (through 2026)	4,310,705

$13,954,398

NOTE 16 - FAIR VALUE

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

December 31, 2010 and 2009

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

Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

The following is a description of the Partnership’s valuation methodologies used to measure and disclose the fair values of its financial and nonfinancial assets and liabilities on a recurring and nonrecurring basis.

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2010, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2010
Nonrecurring:
Impaired loans:
Commercial	$ 1,766,400	—	—	$ 1,766,400
Condominiums	24,046,874	—	—	24,046,874
Improved and unimproved land	9,605,750	—	—	9,605,750
Total	$ 35,419,024	—	—	$ 35,419,024

Real estate properties:
Commercial	$ 18,809,454	—	—	$ 18,809,454
Condominiums	21,386,678	—	—	21,386,678
Apartments	4,387,200	—	—	4,387,200
Single family homes	347,730	—	—	347,730
Improved and unimproved land	10,550,400	—	—	10,550,400
Total	$ 55,481,462	—	—	$ 55,481,462

2009
Nonrecurring:
Impaired loans:
Commercial	$ 9,945,600	—	—	$ 9,945,600
Condominiums	28,635,558	—	—	28,635,558
Total	$ 38,581,158	—	—	$ 38,581,158

Real estate properties:
Commercial	$ 10,411,036			$ 10,411,036
Condominiums	5,822,597			5,822,597
Single family homes	549,132			549,132
Improved and unimproved land	10,950,684			10,950,684
Total	$ 27,733,449	—	—	$ 27,733,449

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

During the years ended December 31, 2010 and 2009, there were no transfers in or out of Levels 1 and 2.

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2009	$ 23,978,649	$ —
Total realized and unrealized gains and losses:	(26,142,853)	(3,616,519)
Included in net loss	(8,414,597)	8,414,597
Transfers in and/or out of Level 3	49,159,959	22,935,371
Balance, December 31, 2009	$ 38,581,158	$27,733,449

Balance, January 1, 2010	$ 38,581,158	$ 27,733,449
Total realized and unrealized gains and losses: Included in net loss	(18,418,901)	(8,907,219)
Foreclosures	(24,991,281)	24,991,281
Loan payoffs	(3,353,374)	—
Real estate sales	—	(187,906)
Transfers in and/or out of Level 3	43,601,422	11,851,857
Balance, December 31, 2010	$ 35,419,024	$55,481,462

The following methods and assumptions were used to estimate the fair value of financial instruments not recognized at fair value in the accompanying consolidated balance sheets pursuant to ASC 825-10.

Cash, Cash Equivalents and Restricted Cash

The carrying value of cash and cash equivalents and the carrying value of restricted cash of approximately $5,375,000 and $0 as of December 31, 2010 and $7,530,000 and $986,000 as of December 31, 2009 approximates the fair value because of the relatively short maturity of these instruments.

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The carrying value of the Partnership’s certificates of deposit of $2,004,000 and $1,716,000 as of December 31, 2010 and 2009, respectively, approximates the fair value. Fair value measurements are estimated using a matrix based on interest rates for certificates of deposit with similar remaining maturities.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Loans Secured by Trust Deeds

The carrying value of loans secured by trust deeds (net of allowance for loan losses) of approximately $121,597,000 and $183,391,000 as of December 31, 2010 and 2009, respectively, other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of accrued interest receivable and advances related thereto has also been considered in evaluating the fair value versus the carrying value.

Investment in Limited Liability Company

The carrying value of the Partnership’s investment in limited liability company of approximately $2,142,000 as of December 31, 2010 and 2009, respectively, approximates fair value.

Line of Credit Payable

The carrying value of the line of credit payable of approximately $23,695,000 as of December 31, 2009 is estimated to be fair value as borrowings on the line of credit were generally short-term and the line accrued interest at a variable rate (equal to the bank’s prime rate plus 1.5% but subject to a floor of not less than 7.5% per annum).

Note Payable

The fair value of the Partnership’s note payable with a carrying value of $10,394,000 and $10,500,000 as of December 31, 2010 and 2009, respectively, is estimated to be approximately $10,446,000 and $9,856,000 as of December 31, 2010 and 2009, respectively. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

Other Financial Instruments

The carrying values of the following financial instruments as of December 31, 2010 and 2009 are estimated to approximate fair values due to the short term nature of these instruments.

	2010	2009

Interest and other receivables	$4,493,614	$4,644,320
Due to general partner	$682,231	$362,210
Accrued interest payable (included in accounts payable and accrued liabilities)	$45,376	$221,589

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. The Partnership has accrued an amount that a third party consultant had estimated will need to be paid for this remediation. If additional amounts are required, it will be an obligation of the Partnership. As of December 31, 2010, approximately $550,000 of this obligation remains accrued on the Partnership’s books.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

NOTE 18 – FOURTH QUARTER INFORMATION

During the quarter ended December 31, 2010, the Partnership recorded a provision for loan losses of approximately $15,896,000 and impairment losses on real estate properties of approximately $8,442,000.

                                                                                                                                                                                                                                                                                          SCHEDULE III
OWENS MORTGAGE INVESTMENT FUND
REAL ESTATE AND ACCUMULATED DEPRECIATION — DECEMBER 31, 2010

			Capitalized		Carrying		Accumulated	Date	Depreciable
Description	Encumbrances	Initial Cost	Costs	Sales	Value		Depreciation	Acquired	Lives

Office Condominium Complex, Roseville, California	None	$8,569,286	$102,121	$(893,595)	$7,312,518	Note 4	$ —	9/26/2008	N/A

Retail Complex, Greeley, Colorado	$10,394,000 Note Payable	9,307,001	7,137,574	(128,274)	12,627,695		(3,688,606)	7/31/2000	1-39 Years

75 Improved, Residential Lots, Auburn, California	None	13,746,625	5,445	—	5,913,600	Note 5	—	9/27/2007	N/A

Storage Facility/Business, Stockton, California	None	5,674,000	26,245	—	5,141,275	Note 6	(275,095)	6/3/2008	15-39 Years

Eight Townhomes, Santa Barbara, California	None	10,852,132	9,172	—	10,232,525		(628,779)	2/18/2009	5-27.5 Years

133 Condominium Units, Phoenix, Arizona	None	5,822,597	101,073	—	5,760,719		(162,951)	11/18/2009	5-27.5 Years

Medical Office Condominium Complex, Gilbert, Arizona	None	5,040,000	19,122	—	4,990,566		(68,556)	5/19/2010	39 Years

60 Condominium Units, Lakewood, Washington	None	6,616,881	—	—	6,536,677		(80,204)	8/20/2010	27.5 Years

45 Condominium Units, Oakland, California	None	8,947,200	—	—	8,924,607		(22,593)	12/1/2010	27.5 Years

Miscellaneous Real Estate	None				29,626,017		(961,126)	Various	Various

TOTALS					$97,066,199		$(5,887,910)

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/09)	$58,428,572
Additions during period:
Acquisitions through foreclosure	25,862,918
Investments in real estate properties	733,188
Subtotal	85,024,678
Deductions during period:
Cost of real estate properties sold	417,286
Impairment losses on real estate properties	3,636,247
Depreciation of properties held for investment	1,082,609
Balance at end of period (12/31/09)	$79,888,536

Balance at beginning of period (1/1/10)	$79,888,536
Additions during period:
Acquisitions through foreclosure	28,882,248
Investments in real estate properties	1,059,836
Subtotal	109,830,620
Deductions during period:
Cost of real estate properties sold	2,257,566
Impairment losses on real estate properties	8,907,219
Depreciation of properties held for investment	1,599,636
Balance at end of period (12/31/10)	$97,066,199

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/09)	$3,305,857
Additions during period:
Depreciation expense	1,082,609
Subtotal	4,388,466
Deductions during period:
Accumulated depreciation on real estate sold	—
Balance at end of period (12/31/09)	$4,388,466

Balance at beginning of period (1/1/10)	$4,388,466
Additions during period:
Depreciation expense	1,599,637
Subtotal	5,988,103
Deductions during period:
Accumulated depreciation on real estate sold	—
Accumulated depreciation on real estate moved to held for sale	100,193
Balance at end of period (12/31/10)	$5,887,910

NOTE 4: A write-down of $465,294 was recorded on this property during 2010 based on comparable sales.

NOTE 5: A total write-down of $7,838,470 was recorded on this property during 2009 and 2010 based on a broker's opinion of value and a third party appraisal.

NOTE 6: A write-down of $283,875 was recorded on this property during 2009 based on a third party appraisal.

NOTE 7: The aggregate cost of the above real estate properties for Federal income tax purposes is approximately $128,426,000.

                                                                                                                                                                                                                                                                                     SCHEDULE IV
OWENS MORTGAGE INVESTMENT FUND
MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2010
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	6.25-12.00%	Current to June 2016	$69,024,479	$36,242,074	$33,354,222
Condominiums	10.00-14.50%	Current	41,037,978	41,037,978	41,037,978
Single family homes (1-4 units)	11.00-11.50%	Current to Oct. 2017	325,125	250,000	325,125
Improved and unimproved land	11.00-12.00%	Current to April 2011	47,277,913	44,871,649	46,847,913
TOTAL			$157,665,495	$122,401,701	$121,565,238

AMOUNT OF LOAN
$0-500,000	10.00-12.00%	Current to Oct. 2017	$1,867,977	$1,742,851	$690,125
$500,001-1,000,000	9.00-12.00%	Current to Sept. 2013	3,565,436	2,215,436	1,525,436
$1,000,001-5,000,000	6.25-14.50%	Current to June 2013	34,075,374	24,851,696	25,757,959
Over $5,000,000	8.00-12.00%	Current to June 2016	118,156,708	93,591,718	93,591,718
TOTAL			$157,665,495	$122,401,701	$121,565,238

POSITION OF LOAN
First	6.25-14.50%	Current to Oct. 2017	$139,169,446	$103,455,652	$105,698,905
Second and Third	10.50-12.00%	Current	18,946,049	18,946,049	15,866,333
TOTAL			$157,665,495	$122,401,701	$121,565,238

NOTE 1:                           All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.
NOTE 2:
Balance at beginning of period (1/1/09)	$262,236,201
Additions during period:
New mortgage loans and advances on existing loans	17,229,320
Subtotal	279,465,521
Deductions during period:
Collection of principal	32,774,343
Foreclosures	34,907,418
Balance at end of period (12/31/09)	$211,783,760

Balance at beginning of period (1/1/10)	$211,783,760
Additions during period:
New mortgage loans and advances on existing loans	1,368,700
Note taken back from sale of real estate property	2,000,000
Subtotal	215,152,460
Deductions during period:
Collection of principal	14,490,984
Sales of loans to third parties at face values	6,821,950
Foreclosures	36,174,031
Balance at end of period (12/31/10)	$157,665,495

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2010:
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Condominiums (Participated Loan) Miami, Florida	10.00% and 14.50%	2/1/08	Interest only, balance due at maturity	$0	$75,200,000	$16,068,927 Note 5	$16,068,927

Land S. Lake Tahoe, California (4 Notes)	11.00% and 12.00%	10/15/08 and 1/1/09	Interest only, balance due at maturity	$0	$25,180,000	$8,357,288 Note 6	$8,357,288

Assisted Living Facilities La Mesa, California and Bensalem, PA	11.00%	4/30/08	Interest only, balance due at maturity	$0	$20,000,000	$16,000,000	$16,000,000

Unimproved Land Gypsum, Colorado (3 Notes)	12.00%	12/31/09	Interest only, balance due at maturity	$0	$15,835,000	$15,828,102	$15,828,102

Assisted Living Facility Carmel, New York	10.75%	10/15/11	Interest only, balance due at maturity	$0	$10,500,000	$10,500,000	$0

Mixed Commercial Building S. Lake Tahoe, California	8.50%	6/24/14	Interest only, balance due at maturity	$0	$19,000,000	$9,000,000	$0

Industrial Building Chico, California	12.00%	6/1/09	Interest only, balance due at maturity	$0	$8,500,000	$8,500,000	$8,500,000

Condominiums Phoenix, Arizona	11.00%	7/1/09	Interest only, balance due at maturity	$0	$7,535,000	$3,114,397 Note 7	$3,114,397

Industrial Building (Participated Loan) Pomona, California	9.50%	4/1/09	Interest and principal due monthly, balance at maturity	$0	$9,500,000	$5,074,734	$5,074,734

Assisted Living Facility Monterey, California	8.00%	6/1/16	Interest and principal due monthly, balance at maturity	$0	$5,575,000	$5,064,990	$0
TOTALS				$0	$196,825,000	$97,508,438	$72,943,448

NOTE 4:  The aggregate cost of the above mortgages for Federal income tax purposes is $127,962,784 as of December 31, 2010.

NOTE 5:  A third party appraisal and other valuation support was obtained on this loan’s underlying property resulting in a total specific loan loss allowance of $10,188,194 as of December 31, 2010.

NOTE 6:  A third party appraisal was obtained on the underlying properties resulting in a specific loan loss allowance of $15,845,549 as of December 31, 2010.

NOTE 7:  A third party appraisal was obtained on this loan’s underlying property resulting in a specific loan loss allowance of $4,420,603 as of December 31, 2010.