Form 10-Q
period 2011-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2011-05-16
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Yes [   ] No [X]

Exhibit 31.1
Exhibit 31.2
Exhibit 32

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

	(UNAUDITED)
	March 31	December 31
	2011	2010
ASSETS
Cash and cash equivalents (1)	$4,918,809	$5,375,060
Certificates of deposit	1,760,734	2,003,943
Loans secured by trust deeds, net of allowance for losses of $25,732,584 in 2011 and $36,068,515 in 2010	95,477,677	121,596,980
Interest and other receivables (1)	2,392,710	4,493,614
Vehicles, equipment and furniture, net of accumulated depreciation of $343,058 in 2011 and $309,676 in 2010	373,021	387,975
Other assets, net of accumulated amortization of $691,421 in 2011 and $675,398 in 2010	1,390,836	1,036,146
Investment in limited liability company	2,181,657	2,141,971
Real estate held for sale (1)	29,734,185	15,132,847
Real estate held for investment, net of accumulated depreciation and amortization of $6,312,176 in 2011 and $5,887,910 in 2010 (1)	110,620,719	81,933,352
Total Assets	$248,850,348	$234,101,888

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$48,122	$46,014
Due to general partner	596,821	682,231
Accounts payable and accrued liabilities (1)	3,734,759	2,387,087
Deferred gains	1,468,844	1,475,220
Note payable	10,354,653	10,393,505
Total Liabilities	16,203,199	14,984,057

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,250,497	2,259,916
Limited partners	216,252,504	216,841,448
Total Owens Mortgage Investment Fund partners’ capital	218,503,001	219,101,364
Noncontrolling interests	14,144,148	16,467
Total partners’ capital	232,647,149	219,117,831
Total Liabilities and Partners’ Capital	$248,850,348	$234,101,888

The accompanying notes are an integral part of these consolidated financial statements.

 (1) The following table presents information on assets and liabilities related to a Variable Interest Entity (VIE) that is consolidated by the Partnership. The difference between total VIE assets and liabilities represents the Partnership’s interest in that entity, which was eliminated in consolidation. The assets of the consolidated VIE will be used to settle the liabilities of that entity and, except for the Partnership’s interest in the VIE, are not available to the creditors of the Partnership.

	March 31	December 31
	2011	2010
ASSETS
Cash and cash equivalents	$390,646	$—
Interest and other receivables	8,251	—
Real estate held for sale	12,480,000	—
Real estate held for investment, net of accumulated depreciation of $99,690	21,980,310	—
TOTAL ASSETS	$34,859,207	$—

LIABILITIES
Accounts payable and accrued liabilities	$1,569,574	$—
TOTAL LIABILITIES	1,569,574	—

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

	For the Three Months Ended
	March 31	March 31
	2011	2010
REVENUES:
Interest income on loans secured by trust deeds	$1,442,749	$2,412,196
Gain on sale of real estate	6,376	188,654
Rental and other income from real estate properties	2,552,799	1,604,561
Income from investment in limited liability company	39,686	33,046
Other income	3,012	4,178
Total revenues	4,044,622	4,242,635

EXPENSES:
Management fees to general partner	755,231	574,411
Servicing fees to general partner	82,361	132,489
Administrative/accounting	62,209	15,000
Real estate management/operations	91,959	—
Legal and professional	192,013	150,230
Rental and other expenses on real estate properties	2,803,539	1,975,546
Interest expense	131,428	568,306
Provision for loan losses	301,798	337,068
Bad debt expense	1,926	—
Other	7,636	8,204
Total expenses	4,430,100	3,761,254

Net (loss) income	$(385,478)	$481,381

Less: Net loss (income) attributable to noncontrolling interests	24,858	(181)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(360,620)	$481,200

Net (loss) income allocated to general partner	$(6,420)	$5,012

Net (loss) income allocated to limited partners	$(354,200)	$476,188

Net (loss) income allocated to limited partners per weighted average limited partnership unit (213,782,000 and 241,576,000 average units in 2011 and 2010, respectively)	$(0.002)	$0.002

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital

For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2009	$2,512,399	241,534,226	$241,338,206	$243,850,605	$34,656	$243,885,261

Net income	5,012	476,188	476,188	481,200	181	481,381
Partners’ distributions	(8,227)	(575,155)	(575,155)	(583,382)	(4,140)	(587,522)

Balances, March 31, 2010	$2,509,184	241,435,259	$241,239,239	$243,748,423	$30,697	$243,779,120

Balances, December 31, 2010	$2,259,916	217,037,468	$216,841,448	$219,101,364	$16,467	219,117,831
Net loss	(6,420)	(354,200)	(354,200)	(360,620)	(24,858)	(385,478)
Noncontrolling interests of newly consolidated VIE	—	—	—	—	14,020,191	14,020,191
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Partners’ distributions	(2,999)	(234,744)	(234,744)	(237,743)	(3,596)	(241,339)

Balances, March 31, 2011	$2,250,497	216,448,524	$216,252,504	$218,503,001	$14,144,148	$232,647,149

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

	March 31	March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(385,478)	$481,381
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of real estate properties	(6,376)	(181,944)
Income from investment in limited liability company	(39,686)	(33,046)
Provision for loan losses	301,798	337,068
Bad debt expense	1,926	--
Depreciation and amortization	703,397	408,059
Changes in operating assets and liabilities:
Interest and other receivables	(439,162)	(642,477)
Other assets	(371,050)	(300,460)
Accounts payable and accrued liabilities	(1,633,199)	92,280
Due to general partner	(85,410)	118,812
Net cash (used in) provided by operating activities	(1,953,240)	279,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	--	(114,755)
Principal collected on loans	1,622,988	839,489
Investment in real estate properties	(208,642)	(120,878)
Net proceeds from disposition of real estate properties	--	358,887
Purchases of vehicles, equipment and furniture	(18,427)	--
Investment in certificates of deposit	--	(232,230)
Maturity of certificates of deposit	243,209	--
Net cash provided by investing activities	1,639,128	730,513

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit payable	--	(823,479)
Repayments on note payable	(38,852)	--
Distributions to noncontrolling interests	(3,596)	(4,140)
Contribution from noncontrolling interest	135,944	--
Partners’ cash distributions	(235,635)	(528,613)
Net cash used in financing activities	(142,139)	(1,356,232)

Net decrease in cash and cash equivalents	(456,251)	(346,046)

Cash and cash equivalents at beginning of period	5,375,060	7,530,272

Cash and cash equivalents at end of period	$4,918,809	$7,184,226

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$131,597	$596,342

See notes 2, 3, 5 and 6 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership (the “Partnership”), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2011. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its majority- and wholly-owned limited liability companies (see notes 3, 4 and 5) and those variable interest entities (“VIEs”) for which the Partnership is the primary beneficiary, as discussed below in “Significant Accounting Policies”. All significant inter-company transactions and balances have been eliminated in consolidation.  The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment.

On January 1, 2010, the Partnership adopted new consolidation accounting guidance related to variable interest entities (“VIEs”). The new guidance eliminated the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation, and introduced a new framework for determining the primary beneficiary of a VIE. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Significant Accounting Policies

Income Taxes

No provision for federal and state income taxes is made in the consolidated financial statements since the Partnership is not a taxable entity.  Accordingly, any income or loss is included in the tax returns of the partners.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Partnership has elected to record interest and penalties related to unrecognized tax benefits, if any, in other expenses. The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2011 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. With few exceptions, the Partnership is no longer subject to federal and state income tax examinations by tax authorities for years before 2006.

Variable Interest Entities

A variable interest entity (VIE) is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. These entities: lack sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; have equity owners who either do not have voting rights or lack the ability to make significant decisions affecting the entity’s operations; and/or have equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns.

In June 2009, the FASB issued amended accounting principles that changed the accounting for VIEs which became effective for the Company as of January 1, 2010. These principles were codified as ASU No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amended the VIEs Subsections of ASC Subtopic 810-10 to require former qualified special purpose entities (QSPEs) to be evaluated for consolidation and also changed the approach to determining a VIE’s primary beneficiary (“PB”) and required companies to more frequently reassess whether they must consolidate VIEs. Under the new guidance, the PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

To assess whether the Partnership has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Partnership considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (such as asset managers, collateral managers, servicers, or owners of call options or liquidation rights over the VIE’s assets) or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.

To assess whether the Partnership has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Partnership considers all of its economic interests, including debt and equity investments, servicing fees, and derivative or other arrangements deemed to be variable interests in the VIE. This assessment requires that the Partnership apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Partnership.

The Partnership performs on-going reassessments of: (1) whether any entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and are therefore subject to the VIE consolidation framework; and (2) whether changes in the facts and circumstances regarding the Partnership’s involvement with a VIE cause the Partnership’s consolidation conclusion regarding the VIE to change.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The Partnership evaluates its interest in each VIE. When the Partnership is considered the primary beneficiary, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the Consolidated Financial Statements. See Note 6 — Real Estate Held for Investment for further details on the Partnership’s consolidated VIE.

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

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Partnership for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.  Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Loans that are reported as TDR’s are considered impaired and measured for impairment as described above.

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

The Partnership maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial real estate, improved and unimproved land, condominium, and single-family (1-4 units) loans.   The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Partnership’s overall allowance, which is included on the consolidated balance sheet.

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

Recently Issued Accounting Standards

ASU No. 2011-01

In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructuring in ASU No. 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. That guidance is effective for interim and annual periods ending after June 15, 2011.

ASU No. 2011-02

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in this ASU state that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties and further clarifies when these conditions have been met. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of March 31, 2011 and December 31, 2010 are as follows:

	2011	2010
By Property Type:
Commercial	$59,135,626	$69,024,479
Condominiums	14,546,722	41,037,978
Single family homes (1-4 Units)	250,000	325,125
Improved and unimproved land	47,277,913	47,277,913

	$121,210,261	$157,665,495
By Deed Order:
First mortgages	$102,714,212	$139,169,446
Second and third mortgages	18,496,049	18,496,049

	$121,210,261	$157,665,495

Scheduled maturities of loans secured by trust deeds as of March 31, 2011 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending March 31:
2011 (past maturity)	$86,060,445	$—	$86,060,445
2012	17,423,678	—	17,423,678
2013	1,100,000	—	1,100,000
2014	600,000	2,000,000	2,600,000
2015	—	9,000,000	9,000,000
Thereafter (through June 2016)	—	5,026,138	5,026,138
	$105,184,123	$16,026,138	$121,210,261

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.30%, 2.24% and 3.47%, respectively, as of March 31, 2011), the prime rate (3.25% as of March 31, 2011) or the weighted average cost of funds index for Eleventh District savings institutions (1.47% as of March 31, 2011) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2011 and December 31, 2010:

	March 31, 2011	Portfolio	December 31, 2010	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	6.22%	$7,535,000	4.78%
California	70,719,471	58.34%	80,608,323	51.12%
Colorado	15,828,102	13.06%	15,828,102	10.04%
Florida	—	—%	26,257,122	16.65%
Hawaii	2,000,000	1.65%	2,000,000	1.27%
Idaho	2,200,000	1.82%	2,200,000	1.40%
Nevada	1,087,700	0.90%	1,087,700	0.69%
New York	10,500,000	8.66%	10,500,000	6.66%
Oregon	—	—%	75,125	0.05%
Pennsylvania	1,922,003	1.59%	1,922,003	1.22%
Utah	3,511,722	2.90%	3,745,857	2.38%
Washington	5,906,263	4.86%	5,906,263	3.74%
	$121,210,261	100.00%	$157,665,495	100.00%

As of March 31, 2011 and December 31, 2010, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 42% ($50,965,000) and 39% ($60,854,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of March 31, 2011 approximately 65% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona and Nevada, which have experienced dramatic reductions in real estate values over the past three years.

During the three months ended March 31, 2011, the Partnership extended to April 30, 2011 the maturity date of one loan with a principal balance of approximately $1,088,000. During the three months ended March 31, 2010, the Partnership extended to December 31, 2011 the maturity date of one loan with a principal balance of $800,000.

As of March 31, 2011 and December 31, 2010, approximately $111,109,000 (91.7%) and $147,451,000 (93.5%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of March 31, 2011 and December 31, 2010, the Partnership had twenty-three and twenty-seven past maturity loans totaling approximately $86,060,000 and $122,402,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2011 and December 31, 2010, the Partnership had twenty-one and twenty-four impaired loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $89,779,000 (74%) and $121,565,000 (77%), respectively.  This included eighteen and twenty-two past maturity loans totaling $82,743,000 (68%) and $119,084,000 (76%), respectively. In addition, five loans totaling approximately $3,318,000 (3%) and $3,318,000 (2%), respectively, were past maturity but current in monthly payments as of March 31, 2011 and December 31, 2010, respectively (combined total of impaired and past maturity loans of $93,096,000 (77%) and $124,883,000 (79%), respectively). Of the impaired and past maturity loans, approximately $23,012,000 (19%) and $46,078,000 (29%), respectively, were in the process of foreclosure and $45,106,000 (37%) and $53,606,000 (34%), respectively, involved borrowers who were in bankruptcy as of March 31, 2011 and December 31, 2010.  During the quarter ended March 31, 2011, one delinquent and past maturity loan with a principal balance of $1,350,000 was paid off in full by the borrower. In addition, in April 2011 (subsequent to quarter end), the Partnership filed a notice of default on one delinquent loan with a principal balance of $2,200,000 as of March 31, 2011.

The Partnership foreclosed on four loans during the three months ended March 31, 2011 with aggregate principal balances totaling $34,832,000 and obtained the properties via the trustee’s sales (see Notes 5 and 6 for further details).

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Balance, beginning of period	$36,068,515	$28,392,938
Provision	301,798	337,068
Charge-off	(10,637,729)	—
Balance, end of period	$25,732,584	$28,730,006

As of March 31, 2011 and December 31, 2010, there was a general allowance for losses of $3,468,000 and $3,746,000, respectively, and a specific allowance for loan losses on thirteen loans in the total amount of $22,264,584 and $32,322,515, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the allocation of the allowance for loan losses as of and for the three months ended March 31, 2011 and as of and for the year ended December 31, 2010 by portfolio segment and by impairment methodology:
	Commercial Real Estate	Condo-miniums	Single Family Homes	Improved and Unimproved Land
2011					Total

Allowance for loan losses:
Beginning balance	$4,453,677	$15,706,726	$—	$15,908,112	$36,068,515
Charge-offs	—	(10,637,729))	—	—	(10,637,729)
Provision	(373,116)	458,520	—	216,394	301,798
Ending balance	$4,080,561	$5,527,517	$—	$16,124,506	$25,732,584

Ending balance: individually evaluated for impairment	$660,005	$5,527,517	$—	$16,077,062	$22,264,584

Ending balance: collectively evaluated for impairment	$3,420,556	$—	$—	$47,444	$3,468,000

Loans:
Ending balance	$59,135,626	$14,546,722	$250,000	$47,277,913	$121,210,261

Ending balance: individually evaluated for impairment	$28,133,937	$14,546,722	$250,000	$46,847,913	$89,778,572

Ending balance: collectively evaluated for impairment	$31,001,689	$—	$—	$430,000	$31,431,689

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Commercial Real Estate	Condo-miniums	Apartments	Single Family Homes	Improved and Unimproved Land
2010						Total

Allowance for loan losses:
Beginning balance	$12,617,784	$13,977,684	$—	$6,622	$1,790,848	$28,392,938
Charge-offs	(4,988,010)	(3,761,680)	(94,633)	—	—	(8,844,323)
Provision	(3,176,097)	5,490,722	94,633	(6,622)	14,117,264	16,519,900
Ending balance	$4,453,677	$15,706,726	$—	$—	$15,908,112	$36,068,515

Ending balance: individually evaluated for impairment	$752,297	$15,706,726	$—	$—	$15,863,492	$32,322,515

Ending balance: collectively evaluated for impairment	$3,701,380	$—	$—	$—	$44,620	$3,746,000

Loans:
Ending balance	$69,024,479	$41,037,978	$—	$325,125	$47,277,913	$157,665,495

Ending balance: individually evaluated for impairment	$33,354,222	$41,037,978	$—	$325,125	$46,847,913	$121,565,238

Ending balance: collectively evaluated for impairment	$35,670,257	$—	$—	$—	$430,000	$36,100,257

The following tables show an aging analysis of the loan portfolio by the time past due at March 31, 2011 and December 31, 2010:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
March 31, 2011

Commercial real estate	$—	$1,863,000	$28,133,937	$29,996,937	$29,138,689	$59,135,626
Condominiums	—	—	14,546,722	14,546,722	—	14,546,722
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	430,000	—	46,847,913	47,277,913	—	47,277,913
	$430,000	$1,863,000	$89,778,572	$92,071,572	$29,138,689	$121,210,261

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2010

Commercial real estate	$2,000,000	$4,492,715	$33,354,222	$39,846,937	$29,177,542	$69,024,479
Condominiums	—	—	41,037,978	41,037,978	—	41,037,978
Single family homes	—	—	325,125	325,125	—	325,125
Improved and unimproved land	—	—	46,847,913	46,847,913	430,000	47,277,913
	$2,000,000	$4,492,715	$121,565,238	$128,057,953	$29,607,542	$157,665,495

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of March 31, 2011 and December 31, 2010.

The following tables shows information related to impaired loans as of and for the three months ended March 31, 2011 and as of and for the year ended December 31, 2010:

	As of March 31, 2011			Three Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$26,745,134	$26,306,396	$—	$26,963,315	$401,096
Condominiums	3,531,957	3,511,722	—	3,531,957	—
Single family homes	250,180	250,000	—	300,743	6,876
Improved and unimproved land	2,281,509	2,200,000	—	2,281,509	—

With an allowance recorded:
Commercial Real Estate	1,827,637	1,827,541	660,005	1,078,847	16,711
Condominiums	11,565,917	11,035,000	5,527,517	20,964,807	108,676
Single family homes	—	—	—	—	—
Improved and unimproved land	45,343,828	44,647,913	16,077,062	46,101,975	42,000

Total:
Commercial Real Estate	$28,572,771	$28,133,937	$660,005	$28,042,162	$417,807
Condominiums	$15,097,874	$14,546,722	$5,527,517	$24,496,764	$108,676
Single family homes	$250,180	$250,000	$—	$300,743	$6,876
Improved and unimproved land	$47,625,337	$46,847,913	$16,077,062	$48,383,484	$42,000

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2010			Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$30,592,387	$30,176,681	$—	$40,078,123	$2,449,101
Condominiums	3,758,642	3,745,857	—	3,764,720	69,026
Apartments	—	—	—	—	—
Single family homes	325,980	325,125	—	313,948	13,451
Improved and unimproved land	18,657,499	18,028,102	—	15,895,534	—

With an allowance recorded:
Commercial Real Estate	3,182,057	3,177,542	752,297	6,174,450	55,703
Condominiums	39,753,600	37,292,121	15,706,726	54,645,622	64,466
Apartments	—	—	—	3,326,308	245,583
Single family homes	—	—	—	—	—
Improved and unimproved land	28,972,550	28,819,811	15,863,492	27,943,631	46,435

Total:
Commercial Real Estate	$33,774,444	$33,354,222	$752,297	$46,252,573	$2,504,804
Condominiums	$43,512,242	$41,037,978	$15,706,726	$58,410,342	$133,492
Apartments	$—	$—	$—	$3,326,308	$245,583
Single family homes	$325,980	$325,125	$—	$313,948	$13,451
Improved and unimproved land	$47,630,048	$46,847,913	$15,863,492	$43,839,165	$46,435

The Partnership does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

The average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $150,909,000 as of March 31, 2010.  For the three months ended March 31, 2010, interest income recognized on impaired loans totaled approximately $813,000.

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Partnership entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that was owned by the Partnership. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Partnership, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850.  The Partnership and Nanook are the Members of 1850 and NV Manager, LLC is the Manager. (See Note 12 for further discussion of the Partnership’s environmental remediation obligation with respect to the properties owned by 1850.)

The net income to the Partnership from its investment in 1850 De La Cruz was approximately $40,000 and $33,000 during the three months ended March 31, 2011 and 2010, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2011 and December 31, 2010 consists of the following properties acquired through foreclosure:
	2011	2010
Manufactured home subdivision development, Ione, California	$347,730	$347,730
Commercial building, Roseville, California	204,804	204,804
Office condominium complex (16 units), Roseville, California	7,312,518	7,312,518
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,376,827	3,376,827
Commercial buildings, Sacramento, California	3,890,968	3,890,968
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,036,080	—
Apartment building, Miami, Florida (held within TOTB Miami, LLC) – see Note 6	12,480,000	—
1/7th interest in single family home, Lincoln City, Oregon	85,258	—
	$29,734,185	$15,132,847

During the quarter ended March 31, 2011, the Partnership foreclosed on a first mortgage loan secured by a 1/7th interest in a single family home located in Lincoln City, Oregon in the amount of approximately $75,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $10,000 were capitalized to the basis of the property. The property is classified as held for sale as it is listed for sale and the Partnership expects to complete a sale within the next year.

During the quarter ended March 31, 2011, the Partnership transferred the manufactured home subdivision development located in Lake Charles, Louisiana from real estate held for investment to real estate held for sale as it is now listed for sale and the Partnership expects to complete a sale within the next year.

During the quarter ended March 31, 2010, the Partnership sold one commercial building located in Roseville, California for net sales proceeds of approximately $359,000, resulting in a gain to the Partnership of approximately $183,000.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of March 31, 2011 and December 31, 2010:
	2011	2010
Light industrial building, Paso Robles, California	$1,532,846	$1,544,866
Commercial buildings, Roseville, California	611,543	617,768
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,529,966	12,627,695
Undeveloped land, Madera County, California	720,000	720,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	—	2,048,643
Undeveloped land, Marysville, California	403,200	403,200
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	1,896,761	1,843,200
75 improved, residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	5,913,600	5,913,600
Undeveloped land, San Jose, California	2,044,800	2,044,800
Undeveloped land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility, Stockton, California	5,110,480	5,141,275
Two improved residential lots, West Sacramento, California	510,944	510,944
Undeveloped, residential land, Coolidge, Arizona	2,099,816	2,099,816
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	10,146,572	10,232,525
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	456,796	459,580
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,660,889	1,669,318
Golf course, Auburn, California (held within Lone Star Golf, LLC)	2,006,739	2,015,683
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,744,146	5,760,719
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	5,003,472	4,990,566
60 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	6,553,897	6,536,677
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,330,940	4,359,070
45 condominium units, Oakland, California (held within 1401 on Jackson, LLC)	8,856,828	8,924,607
Industrial building, Chico, California	9,037,374	—
168 condominium units, Miami, Florida (held within TOTB Miami, LLC)	21,980,310	—
	$110,620,719	$81,933,352

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of
March 31, 2011 and December 31, 2010 are as follows:
	2011	2010
Land	$36,201,809	$30,450,217
Buildings and improvements	80,731,086	57,339,490
Other	—	31,555
	116,932,895	87,821,262
Less: Accumulated depreciation	(6,312,176)	(5,887,910)
	$110,620,719	$81,933,352

The acquisition of certain real estate properties through foreclosure (including real estate held for sale – see Note 5) resulted in the following non-cash activity for the three months ended March 31, 2011 and 2010, respectively:
	2011	2010
Increases:
Real estate held for sale and investment	$43,733,719	$—
Noncontrolling interests	(14,020,191)	—
Accounts payable and accrued liabilities	(2,980,871)	—

Decreases:
Loans secured by trust deeds, net of allowance for loan losses	(24,194,517)	—
Interest and other receivables	(2,538,140)	—

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $654,000 and $343,000 for the quarters ended March 31, 2011 and 2010, respectively.

During the quarter ended March 31, 2011, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Chico, California in the amount of $8,500,000 and obtained the property via the trustee’s sale.  In addition, advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $588,000 were capitalized to the basis of the property. The property is classified as held for investment as a sale is not expected in the next one year period.

During the quarter ended March 31, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 168 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). Based on a new appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded during the quarter (total charge-off of $10,638,000). The Point and South building units are classified as held for investment as sales are not expected in the next one year period. The North building is classified as held for sale as it is being actively marketed and a sale is expected within the next year (see Note 5). See further details below under TOTB Miami, LLC.

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

The net operating income to the Partnership from 720 University was approximately $13,000 and $8,000 (including depreciation and amortization of $118,000 and $136,000) for the three months ended March 31, 2011 and 2010, respectively. The non-controlling interest of the joint venture partner of approximately $15,000 and $16,000 as of March 31, 2011 and December 31, 2010, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,530,000 and $12,628,000 as of March 31, 2011 and December 31, 2010, respectively.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the sole general manager (pursuant to an amendment to the Operating Agreement executed in October 2007). Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net operating loss to the Partnership from Dation was approximately $13,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively.

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $185,000 and $161,000 to DarkHorse during the quarters ended March 31, 2011 and 2010, respectively, for operations and improvements. The net operating loss to the Partnership from DarkHorse was approximately $187,000 and $214,000 (including depreciation of $42,000 and $33,000) for the quarters ended March 31, 2011 and 2010, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

Lone Star Golf, LLC

Lone Star Golf, LLC (Lone Star) is a California limited liability company formed for the purpose of owning and operating a golf course and country club located in Auburn, California, which was acquired by the Partnership via foreclosure in June 2009. The Partnership is the sole member in Lone Star. The assets, liabilities, income and expenses of Lone Star have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The Partnership advanced approximately $72,000 and $86,000 to Lone Star during the quarters ended March 31, 2011 and 2010, respectively, for operations. The net operating loss to the Partnership from Lone Star was approximately $110,000 and $101,000 (including depreciation of $11,000 and $11,000) for the quarters ended March 31, 2011 and 2010, respectively.

TOTB Miami, LLC

TOTB Miami, LLC (TOTB) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the agreement (approximately 57% as of March 31, 2011). It was determined that the Partnership is the primary beneficiary of TOTB due to the Partnership’s power to direct the management, operations and sale of all or a portion of the properties and the Partnership’s obligation to absorb future losses of TOTB, which may be significant, and thus, the assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,129,000 as of March 31, 2011.

The net operating loss to the Partnership from TOTB was approximately $34,000 (including depreciation of $100,000) for the quarter ended March 31, 2011.

The approximate net operating income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results for the three months ended March 31, 2011 and 2010 were as follows:
	2011	2010
Anacapa Villas, LLC	$(45,000)	$(62,000)
Baldwin Ranch Subdivision, LLC	(22,000)	(48,000)
The Last Resort and Marina, LLC	(9,000)	(7,000)
33rd Street Terrace, LLC	14,000	(6,000)
54th Street Condos, LLC	(70,000)	(69,000)
Wolfe Central, LLC	120,000	87,000
AMFU, LLC	22,000	—
Phillips Road, LLC	35,000	—
550 Sandy Lane, LLC	42,000	—
1401 on Jackson, LLC	(16,000)	—
Light industrial building, Paso Robles, California	54,000	58,000
Undeveloped land, San Jose, California	(33,000)	(36,000)
Office condominium complex, Roseville, California	(31,000)	(31,000)
Storage facility, Stockton, California	58,000	12,000
Industrial building, Chico, California	(110,000)	—

NOTE 7 - TRANSACTIONS WITH AFFILIATES

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

Notes to Consolidated Financial Statements (Unaudited)

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $755,000 and $574,000 for the quarters ended March 31, 2011 and 2010, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $82,000 and $132,000 for the quarters ended March 31, 2011 and 2010, respectively, and are included in the accompanying consolidated statements of operations. As of March 31, 2011 and 2010, the Partnership owed management and servicing fees to OFG in the amount of approximately $596,000 and $480,000, respectively.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three months ended    March 31, 2011, the management fees would have been $906,000 (increase of $151,000), which would have increased net loss allocated to limited partners by approximately 42.1% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.002 from a loss of $0.002. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2010, the management fees would have been $1,457,000 (increase of $883,000), which would have decreased net income allocated to limited partners by approximately 183.6% (to a loss) and net income allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.002 from income of $0.002.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $452,000 and $128,000 for the three months ended March 31, 2011 and 2010, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $8,000 and $4,000 for the three months ended March 31, 2011 and 2010, respectively.

OFG originates all loans the Partnership invests in and receives loan origination and extension fees from borrowers. Such fees paid to OFG amounted to approximately $78,000 and $32,000 on loans extended of approximately $7,834,000 and $800,000 for the three months ended March 31, 2011 and 2010, respectively. The loan fee paid to OFG during the three months ended March 31, 2011 was collected from the borrower upon payoff of the related loan in December 2010 and remitted to OFG in January 2011.

OFG is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended March 31, 2011 and 2010 were $162,000 and $16,000, respectively.

As of March 31, 2011 and 2010, the General Partner held second and fourth deeds of trust in the total amount of approximately $853,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. The loans to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of March 31, 2011.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 - NOTE PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,355,000 and $10,394,000 as of March 31, 2011 and December 31, 2010, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $131,000 and $133,000 for the three months ended March 31, 2011 and 2010, respectively.  The following table shows maturities by year on this note payable as of March 31, 2011:

Year ending March 31:
2012	$152,996
2013	161,049
2014	169,526
2015	9,871,082
$10,354,653

NOTE 9 - LINE OF CREDIT PAYABLE

The Partnership had a line of credit agreement with a group of banks, which provided interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership were pledged as security for the line of credit. The line of credit was guaranteed by the General Partner. The line of credit was fully repaid by the Partnership in December 2010. Interest expense was approximately $435,000 for the three months ended March 31, 2010.

NOTE 10 – PARTNERS’ CAPITAL

The Partnership originally registered 200,000,000 Units under Registration No. 333-69272 of which 90,241,162 Units remained available for sale, at a purchase price of $1.00 per Unit, as of March 31, 2008. The Partnership filed a registration statement with the SEC on Form S-11, file number 333-150248, that was declared effective on
April 30, 2008.  Subsequently, the Partnership filed a new registration statement with the SEC on Form S-11, file number 333-173249, that was declared effective on May 2, 2011. The new registration statement registered 80,043,274 Units that were previously registered and unsold pursuant to registration statement No. 333-150248.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009, 2010 and first quarter 2011 scheduled withdrawals in the total amount of over  $76,000,000 were not made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid. The line of credit was repaid in full by the Partnership in December 2010, and therefore, its restrictions no longer apply. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11 – FAIR VALUE

The Partnership accounts for its financial and nonfinancial assets and liabilities pursuant to ASC 820 – Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Nonrecurring:
Impaired loans:
Commercial	$ 451,200	—	—	$ 451,200
Condominiums	6,038,400	—	—	6,038,400
Improved and unimproved land	31,827,095	—	—	31,827,095
Total	$ 38,316,695	—	—	$ 38,316,695

Real estate properties:
Commercial	$ 7,925,221	—	—	$ 7,925,221
Condominiums	12,480,000	—	—	12,480,000
Single family homes	432,989	—	—	432,989
Improved and unimproved land	10,550,400	—	—	10,550,400
Total	$ 31,388,610	—	—	$ 31,388,610

2010
Nonrecurring:
Impaired loans:
Commercial	$ 1,766,400	—	—	$ 1,766,400
Condominiums	24,046,874	—	—	24,046,874
Improved and unimproved land	14,579,177			14,579,177
Total	$ 40,392,451	—	—	$ 40,392,451

Real estate properties:
Commercial	$ 9,768,421			$ 9,768,421
Single family homes	347,730			347,730
Improved and unimproved land	10,550,400			10,550,400
Total	$ 20,666,551	—	—	$ 20,666,551

During the three months ended March 31, 2011 and 2010, there were no transfers in or out of Levels 1 and 2.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2011	$ 40,392,451	$ 20,666,551
Total realized and unrealized gains and losses:
Included in net income	(579,798)	—
Foreclosures	(17,558,939)	43,733,719
Loan payoffs	(1,408,514)	—
Transfers in and/or out of Level 3	17,471,495	(33,001,660)
Balance, March 31, 2011	$ 38,316,695	$ 31,388,610

Balance, January 1, 2010	$ 38,581,158	$ 27,733,449
Total realized and unrealized gains and losses: Included in net loss	(1,229,068)	—
Transfers in and/or out of Level 3	12,626,490	—
Balance, March 31, 2010	$ 49,978,580	$ 27,733,449

The following methods and assumptions were used to estimate the fair value of financial instruments not recognized at fair value in the accompanying consolidated balance sheets pursuant to ASC 825-10.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents of approximately $4,919,000 and $5,375,000 as of March 31, 2011 and December 31, 2010, respectively, approximates the fair value because of the relatively short maturity of these instruments.

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The carrying value of the Partnership’s certificates of deposit of approximately $1,761,000 and $2,004,000 as of March 31, 2011 and December 31, 2010, respectively, approximates the fair value. Fair value measurements are estimated using a matrix based on interest rates for certificates of deposit with similar remaining maturities.

Loans Secured by Trust Deeds

The carrying value of loans secured by trust deeds (net of allowance for loan losses) of approximately $95,478,000 and $121,597,000 as of March 31, 2011 and December 31, 2010, respectively, other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of accrued interest receivable and advances related thereto has also been considered in evaluating the fair value versus the carrying value.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Investment in Limited Liability Company

The carrying value of the Partnership’s investment in limited liability company of approximately $2,182,000 and $2,142,000 as of March 31, 2011 and December 31, 2010, respectively, approximates fair value.

Note Payable

The fair value of the Partnership’s note payable with a carrying value of approximately $10,355,000 and $10,394,000 as of March 31, 2011 and December 31, 2010, respectively, is estimated to be approximately $10,419,000 and $10,446,000 as of March 31, 2011and December 31, 2010, respectively. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

Other Financial Instruments

The carrying values of the following financial instruments as of March 31, 2011 and December 31, 2010 are estimated to approximate fair values due to the short term nature of these instruments.

	2011	2010

Interest and other receivables	$2,392,710	$4,493,614
Due to general partner	$596,821	$682,231
Accrued interest payable (included in accounts payable and accrued liabilities)	$45,207	$45,376

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 (see Note 4).  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. During 2008, the Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate. As of March 31, 2011and December 31, 2010, approximately $511,000 and $550,000, respectively, of this obligation remains accrued on the Partnership’s books. The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

PART I – Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q and in the most recent Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2011 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions, including a downturn in the real estate markets where the Partnership has made loans, adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities. At March 31, 2011, the Partnership owned thirty real estate properties, including fifteen within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Real estate held for investment includes real estate purchased or acquired through foreclosure (including fifteen properties within consolidated limited liability companies) and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $755,000 and $574,000 for the three months ended March 31, 2011 and 2010, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $82,000 and $132,000 for the three months ended March 31, 2011 and 2010, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees paid to OFG amounted to approximately $78,000 and $32,000 on loans originated or extended of approximately $7,834,000 and $800,000 for the three months ended March 31, 2011 and 2010, respectively. The loan fee paid to OFG during the three months ended March 31, 2011 was collected from the borrower upon payoff of the related loan in December 2010 and remitted to OFG in January 2011.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $452,000 and $128,000 for the three months ended March 31, 2011 and 2010, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $8,000 and $4,000 for the three months ended March 31, 2011 and 2010, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities. The General Partner is also entitled to reimbursement for the salaries and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $162,000 and $16,000 during the three months ended March 31, 2011 and 2010, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of March 31, 2011, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership for the three months ended March 31, 2011 and 2010, respectively.

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

Due to the declining economy and reductions in real estate values over the past three years, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of March 31, 2011, approximately 74% of Partnership loans are impaired, greater than 90 days delinquent in payments and/or past maturity. In addition, the Partnership now owns approximately $140,000,000 of real estate held for sale or investment.

It is highly likely that the Partnership will continue to experience losses in the future. Management expects that, as non-delinquent Partnership loans are paid off by borrowers, interest income received by the Partnership will be reduced. In addition, the Partnership will likely foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may create larger operating losses. Management will attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future. Due to the large amount of unfulfilled withdrawal requests by limited partners, the Partnership will be unable to take advantage of current favorable lending opportunities which could help to increase net income to the Partnership (until 10% of limited partner capital is distributed in any given calendar year).

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

From 2007 to 2010, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate increased substantially from 5.0% in December 2007 to 9.4% in December 2008. However, it declined to 8.8% in March 2011. The California unemployment rate increased from 6.1% in December 2007 to 12.0% in March 2011. The growth of the Gross Domestic Product slowed from 1.9% (revised) in 2007 to 0% (revised) in 2008 and declined 2.6% (revised) in 2009. The Gross Domestic Product increased by an annualized rate of 3.7%, 1.7%, 2.6% and 3.1%  in the four quarters of 2010, respectively. In the first quarter of 2011, the GDP increased by 1.8%. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remains as of March 31, 2011.

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

Although currently the General Partner believes that only fourteen of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), real estate values could decrease further.  The Partnership continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009 and a decreased ability to meet those requests. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009, 2010 and first quarter 2011 scheduled withdrawals of over $76,000,000 have not been made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit is fully repaid. The line of credit was paid in full in December 2010. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of limited partner capital, which will prevent any limited partner withdrawals during the same calendar year.

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

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of March 31, 2011, 42.0% of loans were secured by real estate in Northern California, while 16.3%, 13.1%, 8.7%, 6.2% and 4.9% were secured by real estate in Southern California, Colorado, New York, Arizona, and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Three Months Ended March 31,
	2011	2010

Total revenues	$4,044,622	$4,242,635
Total expenses	4,430,100	3,761,254

Net (loss) income	$(385,478)	$481,381

Less: Net loss (income) attributable to noncontrolling interest	24,858	(181)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(360,620)	$481,200

Net (loss) income allocated to limited partners	$(354,200)	$476,188

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(.002)	$.002

Annualized rate of return to limited partners (1)	(0.7)%	0.8%

Distribution per partnership unit (yield) (2)	(12.6)%	1.1%

Weighted average limited partnership units	213,782,000	241,576,000

(1)
The annualized rate of return to limited partners is calculated based upon the net income (loss) allocated to limited partners per weighted average limited partnership unit as of March 31, 2011 and 2010 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total Revenues

Interest income on loans secured by trust deeds decreased $969,000 (40.2%) during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to a decrease in the weighted average balance of the loan portfolio of approximately 38% during the three months ended March 31, 2011 as compared to 2010.

Gain on sales of real estate decreased $182,000 (96.6%) during the three months ended March 31, 2011, as compared to the same period in 2010. During the three months ended March 31, 2011, the Partnership recognized $6,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.  During the three months ended March 31, 2010, the Partnership sold a commercial building in the complex located in Roseville, California for a gain of approximately $183,000 and recognized $6,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.

Total Expenses

Management fees to the General Partner increased $181,000 (31.5%) during the three months ended March 31, 2011, as compared to the same period in 2010.  For the first quarter of 2011, while the General Partner did not collect the maximum management fees, it collected management fees equal to the minimum amount that the General Partner determined it needed to be paid in fees from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

Servicing fees to the General Partner decreased $50,000 (37.8%) during the three months ended March 31, 2011, as compared to 2010. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 38% during the three months ended March 31, 2011 as compared to 2010.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2011, the management fees would have been $906,000 (increase of $151,000), which would have increased net loss allocated to limited partners by approximately 42.1% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.002 from a loss of $0.002. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2010, the management fees would have been $1,457,000 (increase of $883,000), which would have decreased net income allocated to limited partners by approximately 183.6% (to a loss) and net income allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.002 from income of $0.002.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2008, 2009 and 2010 and the three months ended March 31, 2011 (annualized), the management fees were 1.53%, 0.89%, 1.00% and 2.29% of the average unpaid balance of mortgage loans, respectively.

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

Administrative/accounting expense increased $47,000 and real estate management/operations expense increased $92,000 during the three months ended March 31, 2011, as compared to the same period in 2010.  The Partnership Agreement provides that the Partnership may reimburse the General Partner for the salaries and related salary expenses of the General Partner’s non-management and non-supervisory personnel performing services which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). Because of increased loan delinquencies and the resulting foreclosures by the Partnership in the past few years, owned real estate has comprised a greater percentage of the Partnership’s assets than has historically been the case.  As a result, the General Partner has been required to devote more personnel resources to the administration and operation of the Partnership’s real estate assets. While the General Partner has chosen in the past not to seek reimbursement for its personnel costs associated with the real estate owned by the Partnership, the General Partner has determined that it is appropriate and reasonable to do so beginning with the three months ended March 31, 2011, in light of these increased burdens being placed on the General Partner.  As permitted by the Partnership Agreement, the costs that are being reimbursed by the Partnership are for the actual salary and related salary costs of certain non-management and non-supervisory personnel providing administrative, accounting and real estate management/operations services, with respect to the Partnership’s real estate assets.

Legal and professional expenses increased $42,000 (27.8%) during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to increased legal and appraisal costs in the first quarter of 2011 incurred on delinquent loans and loans in the process of foreclosure during the first quarter that were not incurred during the first quarter of 2010.

Interest expense decreased $437,000 (76.9%) during the three months ended March 31, 2011, as compared to the same period in 2010, due to the full repayment of the Partnership’s line of credit in December 2010. Thus, no interest expense was incurred by the Partnership on the line of credit during the three months ended March 31, 2011.

The provision for loan losses of $302,000 during the three months ended March 31, 2011 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $278,000 during the quarter due to a decrease in both the loan portfolio and those loans not analyzed for a specific allowance. The specific loan loss allowance increased $673,000 during the quarter as reserves were adjusted or established on fourteen loans. The Partnership recorded a provision for loan losses of approximately $337,000 during the three months ended March 31, 2010.

Net Loss from Rental and Other Real Estate Properties

Net loss from rental and other real estate properties decreased $120,000 (32.4%) during the three months ended March 31, 2011, as compared to the same period in 2010, due primarily to the ability of the General Partner to increase the operating income or decrease operating losses on several Partnership real estate properties in late 2010 and early 2011 and the fact that some of the newly acquired residential real estate properties are close to being fully occupied by tenants.

Financial Condition

March 31, 2011 and December 31, 2010

Loan Portfolio

The number of Partnership mortgage investments decreased from 39 as of December 31, 2010 to 34 as of March 31, 2011, and the average loan balance decreased from $4,043,000 to $3,565,000 between December 31, 2010 and March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Partnership had twenty-one and twenty-four loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $89,779,000 (74%) and $121,565,000 (77%), respectively.  This included eighteen and twenty-two past maturity loans totaling $82,743,000 (68%) and $119,084,000 (76%), respectively. In addition, five and five loans totaling approximately $3,318,000 (3%) and $3,318,000 (2%), respectively, were past maturity but current in monthly payments as of March 31, 2011 and December 31, 2010, respectively (combined total of impaired and past maturity loans of $93,096,000 (77%) and

$124,883,000 (79%), respectively). Of the impaired and past maturity loans, approximately $23,012,000 (19%) and $46,078,000 (29%), respectively, were in the process of foreclosure and $45,106,000 (37%) and $53,306,000 (34%), respectively, involved borrowers who were in bankruptcy as of March 31, 2011 and December 31, 2010.  During the quarter ended March 31, 2011, one delinquent and past maturity loan with a principal balance of $1,350,000 was paid off in full by the borrower. In addition, in April 2011 (subsequent to quarter end), the Partnership filed a notice of default on one delinquent loan with a principal balance of $2,200,000 as of March 31, 2011.

As of March 31, 2011 and December 31, 2010, the Partnership held the following types of mortgages:

	2011	2010
By Property Type:
Commercial	$59,135,626	$69,024,479
Condominiums	14,546,722	41,037,978
Single family homes (1-4 Units)	250,000	325,125
Improved and unimproved land	47,277,913	47,277,913

	$121,210,261	$157,665,495
By Deed Order:
First mortgages	$102,714,212	$139,169,446
Second and third mortgages	18,496,049	18,496,049

	$121,210,261	$157,665,495

As of March 31, 2011 and December 31, 2010, approximately 42% and 39%, respectively, of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 65% of the Partnership’s mortgage loans as of March 31, 2011 were secured by real estate located in the states of California, Arizona and Nevada, which have experienced dramatic reductions in real estate values over the past three years.

The Partnership’s investment in loans decreased by $36,455,000 (23.1%) during the quarter ended March 31, 2011 as a result of foreclosures and loan payoffs. The Partnership is not presently able to originate new loans due to cash flow constraints.

The General Partner (decreased) increased the allowance for loan losses by $(10,336,000) and $337,000 (provision net of charge-offs and recoveries) during the three months ended March 31, 2011 and 2010, respectively.  The General Partner believes that this allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowances for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Balance, beginning of period	$36,068,515	$28,392,938
Provision	301,798	337,068
Charge-offs	(10,637,729)	—
Balance, end of period	$25,732,584	$28,730,006

The Partnership’s allowance for loan losses was $25,732,584 and $36,068,515 as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, there was a general allowance for loan losses of $3,468,000 and $3,746,000, respectively, and a specific allowance for loan losses on thirteen and thirteen loans in the total amount of $22,264,584 and $32,322,515, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2011, the Partnership held title to thirty properties that were acquired through foreclosure with a total carrying amount of approximately $140,355,000 (including properties held in fifteen limited liability companies), net of accumulated depreciation of $6,312,000. As of March 31, 2011, properties held for sale total $29,734,000 and properties held for investment total $110,621,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the quarters ended March 31, 2011 and 2010 were as follows:
	2011	2010
Balance, beginning of period	$97,066,199	$79,888,536
Real estate acquired through foreclosure, net of specific loan loss allowance	43,733,719	—
Investments in real estate properties	208,642	120,878
Sales of real estate properties	—	(176,120)
Impairment losses on real estate properties	—	—
Depreciation of properties held for investment	(653,656)	(342,565)
Balance, end of period	$140,354,904	$79,490,729

Ten of the Partnership’s thirty properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $1,976,000 to $2,804,000 (41.9%) for the three months ended March 31, 2010 and 2011, respectively, and revenues associated with these properties have increased from $1,605,000 to $2,553,000 (59.1%), thus generating a net loss from real estate properties of $251,000 during the three months ended March 31, 2011 (compared to $371,000 for the same period in 2010).

During the quarter ended March 31, 2011, the Partnership foreclosed on a first mortgage loan secured by a 1/7th interest in a single family home located in Lincoln City, Oregon in the amount of approximately $75,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $10,000 were capitalized to the basis of the property. The property is classified as held for sale as it is listed for sale and the Partnership expects to complete a sale within the next year.

During the quarter ended March 31, 2011, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Chico, California in the amount of $8,500,000 and obtained the property via the trustee’s sale.  In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $588,000 were capitalized to the basis of the property. The property is classified as held for investment as a sale is not expected in the next one year period.

During the quarter ended March 31, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new, wholly-owned limited liability company, TOTB Miami, LLC, to own and operate the complex (see Note 6). The complex consists of three buildings, two of which have been renovated and are being leased, and in which 168 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). Based on a new appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loans (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded during the quarter (total charge-off of $10,638,000). The Point and South building units are classified as held for investment as sales are not expected in the next one year period. The North building is classified as held for sale as it is being actively marketed and a sale is expected within the next year.

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

The net income to the Partnership from 720 University was approximately $13,000 and $8,000 (including depreciation and amortization of $118,000 and $136,000) for the three months ended March 31, 2011 and 2010, respectively. The non-controlling interest of the joint venture partner of approximately $15,000 and $16,000 as of March 31, 2011 and December 31, 2010, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,530,000 and $12,628,000 as of March 31, 2011 and December 31, 2010, respectively.

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

The net operating loss to the Partnership from Dation was approximately $13,000 and $19,000 for the three months ended March 31, 2011 and 2010, respectively.

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (DarkHorse) is a California limited liability company formed for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $185,000 and $161,000 to DarkHorse during the quarters ended March 31, 2011 and 2010, respectively, for operations and improvements. The net operating loss to the Partnership from DarkHorse was approximately $187,000 and $214,000 (including depreciation of $42,000 and $33,000) for the quarters ended March 31, 2011 and 2010, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

Lone Star Golf, LLC

Lone Star Golf, LLC (Lone Star) is a California limited liability company formed for the purpose of owning and operating a golf course and country club located in Auburn, California, which was acquired by the Partnership via foreclosure in June 2009. The Partnership is the sole member in Lone Star. The assets, liabilities, income and expenses of Lone Star have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $72,000 and $86,000 to Lone Star during the quarters ended March 31, 2011 and 2010, respectively, for operations. The net operating loss to the Partnership from Lone Star was approximately $110,000 and $101,000 (including depreciation of $11,000 and $11,000) for the quarters ended March 31, 2011 and 2010, respectively.

TOTB Miami, LLC

TOTB Miami, LLC (TOTB) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the Agreement (approximately 57% as of March 31, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,129,000 as of March 31, 2011.

The net loss to the Partnership from TOTB was approximately $34,000 (including depreciation of $100,000) for the quarter ended March 31, 2011.

Cash and Cash Equivalents and Certificates of Deposit

Cash and cash equivalents and certificates of deposit decreased from approximately $7,379,000 as of December 31, 2010 to approximately $6,680,000 as of March 31, 2011 ($699,000 or 9.5%), due primarily to the Partnership’s payment of delinquent property taxes on the property in TOTB Miami, LLC during the quarter.

Interest and Other Receivables

Interest and other receivables decreased from approximately $4,494,000 as of December 31, 2010 to $2,393,000 as of March 31, 2011 ($2,101,000 or 46.8%), due primarily to foreclosures that resulted in certain receivables being reclassified to real estate held for sale and/or investment.

Due to General Partner

Due to General Partner decreased from approximately $682,000 as of December 31, 2010 to approximately $597,000 as of March 31, 2011, ($85,000 or 12.5%), due primarily to additional interest, late charges and an extension fee in the aggregate amount of approximately $519,000 collected on a delinquent Partnership loan that paid off in full in December 2010, and which was not disbursed to the General Partner until January 2011. Accrued management and service fees due to the General Partner as of March 31, 2011 increased $439,000, as compared to December 31, 2010. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above) and can fluctuate from month to month.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,387,000 as of December 31, 2010 to approximately $3,735,000 as of March 31, 2011 ($1,348,000 or 56.5%), due primarily to an increase in accrued expenses on Partnership real estate acquired through foreclosure in 2010 and 2011.

Noncontrolling Interests

Noncontrolling interests increased from approximately $16,000 as of December 31, 2010 to approximately $14,144,000 as of March 31, 2011, due to the foreclosure of a loan during the quarter and the acquisition by a new LLC entity (TOTB Miami, LLC or “TOTB”) of the property securing the foreclosed loan. The loan had been subject to a co-lending agreement with two other lenders (one of which was the General Partner) who are now members in TOTB along with the Partnership. The consolidation of TOTB into the Partnership’s books and records gave rise to noncontrolling interests held by the other members of the LLC in the total amount of approximately $14,020,000.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2011, management believes that the allowance for loan losses of $25,733,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of March 31, 2011, twenty-one loans totaling $89,779,000 were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure. This includes eighteen past maturity loans totaling $82,743,000. In addition, five loans totaling $3,318,000 were also past maturity but current in monthly payments as March 31, 2011 (combined total of $93,096,000). The Partnership recorded charge-offs against the allowance for loan losses of approximately $10,638,000 for two foreclosed loans during the quarter ended March 31, 2011 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $302,000 for losses that are estimated to have likely occurred, which resulted in a net decrease to the allowance of approximately $10,336,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral values of impaired and past maturity loans.

Liquidity and Capital Resources

During the quarter ended March 31, 2011, cash flows used in operating activities approximated $1,953,000 as approximately $1,629,000 of Partnership cash was used to pay delinquent property taxes for the recently acquired real estate properties held within TOTB Miami, LLC. Investing activities provided approximately $1,639,000 of net cash during the quarter, as approximately $1,866,000 was received from the payoff of loans or maturity of certificates of deposit, net of approximately $227,000 used for investing in real estate and equipment.  Approximately $142,000 was used in financing activities, as approximately $39,000 was used to repay the note payable and $236,000 was distributed to partners in the form of income distributions, net of approximately $136,000 of capital contributions from noncontrolling interests . The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the approval of the amendments to the Partnership Agreement by limited partners on such date), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009, 2010 and first quarter 2011 scheduled withdrawals in the total amount of over $76,000,000 have not been made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid. The line of credit was repaid in full by the Partnership in December 2010, and as a result, the Partnership is no longer subject to the collateral requirements, payment obligations, restrictions on partner distributions and repurchases, and other restrictions imposed by the line of credit agreement. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to all partners up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year.

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

Under normal market conditions, sales of Units to investors, reinvestment of limited partner distributions, portfolio loan payoffs, and advances on the Partnership’s line of credit (which has been fully repaid) provide the capital for new mortgage investments. If general market interest rates were to increase substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In addition, an increase in delinquencies on Partnership loans (including an increase in past maturity loans) could also have the effect of reducing liquidity which could reduce the cash available to invest in new loans and distribute to limited partners.  In contrast, a significant increase in the dollar amount of loan payoffs and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. This increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments.

Limited partner capital decreased by approximately $589,000 during the quarter ended March 31, 2011. A component of the decrease in limited partner capital during 2011 was an increase in the allowance for loan losses in the amount of approximately $302,000. Reinvested distributions from limited partners electing to reinvest were $56,000 and $220,000 for the quarters ended March 31, 2011 and 2010, respectively. There were no limited partner withdrawals for the quarters ended March 31, 2011 and 2010. Limited partner withdrawal percentages have been 4.70%, 6.34%, 10.00%, 2.01% and 0.00% for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,355,000 and $10,394,000 as of March 31, 2011 and December 31, 2010, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of March 31, 2011.

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

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of March 31, 2011), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of March 31, 2011, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Partnership’s risk factors as previously disclosed in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.

Item 6. Exhibits

(a)Exhibits
31.1Section 302 Certification of William C. Owens
31.2Section 302 Certification of Bryan H. Draper
32Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2011	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: May 16, 2011	By:	/s/ William C. Owens
William C. Owens, President

Dated: May 16, 2011	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: May 16, 2011	By:	/s/ Melina A. Platt
Melina A. Platt, Controller