Form 10-Q
period 2011-06-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2011-08-15
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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
Yes [   ] No [X]

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents (1)	$17,724,576	$5,375,060
Certificates of deposit	492,181	2,003,943
Loans secured by trust deeds, net of allowance for losses of $26,219,516 in 2011 and $36,068,515 in 2010	82,371,110	121,596,980
Interest and other receivables	2,445,337	4,493,614
Vehicles, equipment and furniture, net of accumulated depreciation of $377,061 in 2011 and $309,676 in 2010	347,619	387,975
Other assets, net of accumulated amortization of $707,483 in 2011 and $675,398 in 2010	1,164,585	1,036,146
Investment in limited liability company	2,153,863	2,141,971
Real estate held for sale (1)	29,738,196	15,132,847
Real estate held for investment, net of accumulated depreciation and amortization of $6,999,244 in 2011 and $5,887,910 in 2010 (1)	109,987,147	81,933,352
Total Assets	$246,424,614	$234,101,888

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$—	$46,014
Due to general partner	398,750	682,231
Accounts payable and accrued liabilities (1)	2,790,705	2,387,087
Deferred gains	1,462,340	1,475,220
Note payable	10,318,209	10,393,505
Total Liabilities	14,970,004	14,984,057

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,239,578	2,259,916
Limited partners	215,159,035	216,841,448
Total Owens Mortgage Investment Fund partners’ capital	217,398,613	219,101,364
Noncontrolling interests	14,055,997	16,467
Total partners’ capital	231,454,610	219,117,831
Total Liabilities and Partners’ Capital	$246,424,614	$234,101,888

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

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$330,159	$—
Real estate held for sale	12,480,000	—
Real estate held for investment, net of accumulated depreciation of $249,224	21,830,776	—
TOTAL ASSETS	$34,640,935	$—

LIABILITIES
Accounts payable and accrued liabilities	$589,200	$—
TOTAL LIABILITIES	$589,200	$—

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010
(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUES:
Interest income on loans secured by trust deeds	$1,359,906	$1,917,769	$2,802,655	$4,329,965
Gain on sale of real estate, net	6,504	279	12,880	188,933
Rental and other income from real estate properties	3,181,346	2,036,890	5,734,145	3,641,451
Income from investment in limited liability company	37,205	39,744	76,892	72,790
Other income	1,962	4,118	4,973	8,296
Total revenues	4,586,923	3,998,800	8,631,545	8,241,435

EXPENSES:
Management fees to general partner	530,604	480,906	1,285,835	1,055,317
Servicing fees to general partner	73,554	127,289	155,915	259,778
Administrative/accounting	48,996	15,000	111,205	30,000
Legal and professional	91,655	98,959	283,667	249,189
Rental and other expenses on real estate properties	3,538,358	2,201,297	6,433,857	4,176,843
Interest expense	132,392	542,205	263,820	1,110,511
Provision for loan losses	486,932	1,510,680	788,730	1,847,748
Impairment losses on real estate properties	291,602	465,294	291,602	465,294
Other	44,315	42,229	53,877	50,433
Total expenses	5,238,408	5,483,859	9,668,508	9,245,113

Net loss	$(651,485)	$(1,485,059)	$(1,036,963)	$(1,003,678)
Less: Net loss (income) attributable to non-controlling interests	82,519	(623)	107,377	(804)
Net loss attributable to Owens Mortgage Investment Fund	$(568,966)	$(1,485,682)	$(929,586)	$(1,004,482)

Net loss allocated to general partner	$(5,451)	$(14,515)	$(11,871)	$(9,503)

Net loss allocated to limited partners	$(563,515)	$(1,471,167)	$(917,715)	$(994,979)

Net loss allocated to limited partners per weighted average limited partnership unit	$(.003)	$(.006)	$(.004)	$(.004)

Weighted average limited partnership units	216,084,000	240,854,000	214,933,000	241,215,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital

For the Six Months Ended June 30, 2011 and 2010
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2009	$2,512,399	241,534,226	$241,338,206	$243,850,605	$34,656	$243,885,261

Net (loss) income	(9,503)	(994,979)	(994,979)	(1,004,482)	804	(1,003,678)
Partners’ distributions	(14,448)	(1,017,079)	(1,017,079)	(1,031,527)	(10,890)	(1,042,417)

Balances, June 30, 2010	$2,488,448	239,522,168	$239,326,148	$241,814,596	$24,570	$241,839,166

Balances, December 31, 2010	$2,259,916	217,037,468	$216,841,448	$219,101,364	$16,467	$219,117,831

Net loss	(11,871)	(917,715)	(917,715)	(929,586)	(107,377)	(1,036,963)
Noncontrolling interests of newly consolidated VIE	—	—	—	—	14,020,191	14,020,191
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Partners’ distributions	(8,467)	(764,698)	(764,698)	(773,165)	(9,228)	(782,393)

Balances, June 30, 2011	$2,239,578	215,355,055	$215,159,035	$217,398,613	$14,055,997	$231,454,610

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010
(UNAUDITED)

	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,036,963)	$(1,003,678)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of real estate, net	(12,880)	(188,933)
Income from investment in limited liability company	(76,892)	(72,790)
Provision for loan losses	788,730	1,847,748
Bad debt expense	2,024	—
Impairment losses on real estate properties	291,602	465,294
Depreciation and amortization	1,454,125	841,407
Changes in operating assets and liabilities:
Interest and other receivables	(491,887)	(954,555)
Other assets	(161,869)	(308,271)
Accounts payable and accrued liabilities	(2,577,253)	301,323
Due to general partner	(283,481)	51,580
Net cash (used in) provided by operating activities	(2,104,744)	979,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	—	(1,162,366)
Principal collected on loans	14,242,623	3,941,011
Investment in real estate properties	(570,339)	(348,124)
Net proceeds from disposition of real estate properties	—	646,258
Purchases of vehicles, equipment and furniture	(27,027)	(5,649)
Maturities of certificates of deposit	1,511,762	—
Purchases of certificates of deposit	—	(1,598,313)
Distribution received from investment in limited liability company	65,000	65,000
Net cash provided by investing activities	15,222,019	1,537,817

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit payable	—	(4,044,931)
Repayments on note payable	(75,296)	(34,553)
Distributions to noncontrolling interests	(9,228)	(10,890)
Contribution from noncontrolling interest	135,944	—
Partners’ cash distributions	(819,179)	(957,371)
Net cash used in financing activities	(767,759)	(5,047,745)

Net increase (decrease) in cash and cash equivalents	12,349,516	(2,530,803)

Cash and cash equivalents at beginning of period	5,375,060	7,530,272

Cash and cash equivalents at end of period	$17,724,576	$4,999,469

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$265,602	$1,165,070

See notes 2, 3, 5 and 6 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2011. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its majority- and wholly-owned limited liability companies (see notes 4, 5 and 6) and those variable interest entities (“VIEs”) for which the Partnership is the primary beneficiary, as discussed below in “Significant Accounting Policies”. All significant inter-company transactions and balances have been eliminated in consolidation.  The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment.

On January 1, 2010, the Partnership adopted new consolidation accounting guidance related to VIEs. The new guidance eliminated the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation, and introduced a new framework for determining the primary beneficiary of a VIE. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Notes to Consolidated Financial Statements (Unaudited)

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Partnership has elected to record interest and penalties related to unrecognized tax benefits, if any, in other expenses. The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2011 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. With few exceptions, the Partnership is no longer subject to federal and state income tax examinations by tax authorities for years before 2006.

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

Notes to Consolidated Financial Statements (Unaudited)

The Partnership evaluates its interest in each VIE. When the Partnership is considered the primary beneficiary, the VIE’s assets, liabilities and noncontrolling interests are consolidated and included in the Consolidated Financial Statements. See Note 6 — Real Estate Held for Investment for further details on the Partnership’s consolidated VIE.

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

Recently Issued Accounting Standards

ASU No. 2011-01

In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructuring in ASU No. 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring were addressed in ASU no. 2011-02.

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

Notes to Consolidated Financial Statements (Unaudited)

ASU No. 2011-04

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820)”.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  It changes the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements, among several other less significant changes.  This ASU is effective during interim and annual periods beginning after December 15, 2011.  Early application is not permitted.

NOTE 2 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of June 30, 2011 and December 31, 2010 are as follows:
	2011	2010
By Property Type:
Commercial	$46,515,991	$69,024,479
Condominiums	14,546,722	41,037,978
Single family homes (1-4 units)	250,000	325,125
Improved and unimproved land	47,277,913	47,277,913
	$108,590,626	$157,665,495
By Deed Order:
First mortgages	$91,132,472	$139,169,446
Second and third mortgages	17,458,154	18,496,049
	$108,590,626	$157,665,495

Scheduled maturities of loans secured by trust deeds as of June 30, 2011 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending June 30:
2011 (past maturity)	$73,480,445	$—	$73,480,445
2012	17,423,678	—	17,423,678
2013	1,100,000	2,000,000	3,100,000
2014	600,000	9,000,000	9,600,000
2015	—	—	—
Thereafter (through 2016)	—	4,986,503	4,986,503
	$92,604,123	$15,986,503	$108,590,626

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.19%, 1.76% and 3.18%, respectively, as of June 30, 2011), the prime rate (3.25% as of June 30, 2011) or the weighted average cost of funds index for Eleventh District savings institutions (1.34% as of June 30, 2011) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a schedule by geographic location of loans secured by trust deeds as of June 30, 2011 and December 31, 2010:
	June 30, 2011	Portfolio	December 31, 2010	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	6.94%	$7,535,000	4.78%
California	55,999,893	51.57%	80,608,323	51.12%
Colorado	15,828,102	14.58%	15,828,102	10.04%
Florida	—	0%	26,257,122	16.65%
Hawaii	2,000,000	1.84%	2,000,000	1.27%
Idaho	2,200,000	2.03%	2,200,000	1.40%
Nevada	1,087,700	1.00%	1,087,700	0.69%
New York	10,500,000	9.67%	10,500,000	6.66%
Oregon	—	0%	75,125	0.05%
Pennsylvania	4,021,946	3.70%	1,922,003	1.22%
Utah	3,511,722	3.23%	3,745,857	2.38%
Washington	5,906,263	5.44%	5,906,263	3.74%
	$108,590,626	100.00%	$157,665,495	100.00%

As of June 30, 2011 and December 31, 2010, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 47% ($50,925,000) and 39% ($60,854,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of June 30, 2011, approximately 60% of the Partnership’s mortgage loans were secured by real estate located in the states of California, Arizona and Nevada, which have experienced dramatic reductions in real estate values over the past three years.

During the six months ended June 30, 2011, the Partnership extended, by one year or less, the maturity dates of two loans with aggregate principal balances totaling $3,494,000. During the six months ended June 30, 2010, the Partnership extended to December 31, 2011 the maturity date of one loan with a principal balance of $800,000.

As of June 30, 2011 and December 31, 2010, approximately $98,529,000 (90.7%) and $147,451,000 (93.5%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of June 30, 2011 and
December 31, 2010, the Partnership had twenty-three and twenty-seven past maturity loans totaling approximately $73,480,000 and $122,402,000, respectively.

As of June 30, 2011 and December 31, 2010, the Partnership had twenty-five and twenty-four loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $79,826,000 (74%) and $121,565,000 (77%), respectively.  This included twenty-two past maturity loans totaling $72,790,000 (67%) and $119,084,000 (76%), respectively. In addition, one and five loans totaling approximately $690,000 (0.6%) and $3,318,000 (2%), respectively, were past maturity but current in monthly payments as of June 30, 2011 and December 31, 2010, respectively (combined total of impaired and past maturity loans of $80,516,000 (74%) and $124,883,000 (79%),

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

respectively). Of the impaired and past maturity loans, approximately $26,948,000 (25%) and $46,078,000 (29%), respectively, were in the process of foreclosure and $29,278,000 (27%) and $53,606,000 (34%), respectively, involved borrowers who were in bankruptcy as of June 30, 2011 and December 31, 2010. During the quarter ended June 30, 2011, one delinquent Partnership loan was partially paid down by the borrower in the amount of $12,580,000.

During the six months ended June 30, 2011 and 2010, the Partnership foreclosed on four loans and one loan, respectively, with aggregate principal balances totaling approximately $34,832,000 and $9,592,000, respectively, and obtained the properties via the trustee’s sales.

During the quarter ended June 30, 2011, the Partnership assigned two first mortgage loans secured by the same property with an aggregate principal balance totaling $3,500,000 to a new wholly owned LLC entity (Broadway & Commerce, LLC). These loans were then foreclosed upon by the new LLC entity in July 2011 (subsequent to quarter end) and the property was obtained via the trustee’s sale. In addition, during the quarter ended June 30, 2011, the Partnership assigned one first mortgage loan that was purchased by the Partnership at a discount in 2010, with a principal balance of approximately $602,000, to a new wholly owned LLC entity (Bensalem Primary Fund, LLC).

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$25,732,584	$28,730,006	$36,068,515	$28,392,938
Provision	486,932	1,510,680	788,730	1,847,748
Charge-off	—	(5,121,806)	(10,637,729)	(5,121,806)
Balance, end of period	$26,219,516	$25,118,880	$26,219,516	$25,118,880

As of June 30, 2011 and December 31, 2010, there was a general allowance for loan losses of $3,209,000 and $3,746,000, respectively, and a specific allowance for loan losses on thirteen and thirteen loans in the total amount of $23,010,516 and $32,322,515, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the allocation of the allowance for loan losses as of and for the three and six months ended June 30, 2011 and as of and for the year ended December 31, 2010 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condo-miniums	Single Family Homes	Improved and Unimproved Land
2011					Total

Allowance for loan losses:
	Three Months Ended June 30, 2011
Beginning balance	$4,080,561	$5,527,517	$—	$16,124,506	$25,732,584
Provision	(107,636)	2,956	—	591,612	486,932
Ending Balance	$3,972,925	$5,530,473	$—	$16,716,118	$26,219,516

	Six Months Ended June 30, 2011
Beginning balance	$4,453,677	$15,706,726	$—	$15,908,112	$36,068,515
Charge-offs	—	(10,637,729)	—	—	(10,637,729)
Provision	(480,752)	461,476	—	808,006	788,730
Ending balance	$3,972,925	$5,530,473	$—	$16,716,118	$26,219,516

Ending balance: individually evaluated for impairment	$763,925	$5,530,473	$—	$16,716,118	$23,010,516

Ending balance: collectively evaluated for impairment	$3,209,000	$—	$—	$—	$3,209,000

Loans:
Ending balance	$46,515,991	$14,546,722	$250,000	$47,277,913	$108,590,626

Ending balance: individually evaluated for impairment	$17,751,788	$14,546,722	$250,000	$47,277,913	$79,826,423

Ending balance: collectively evaluated for impairment	$28,764,203	$—	$—	$—	$28,764,203

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Commercial Real Estate	Condo-miniums	Apartments	Single Family Homes	Improved and Unimproved Land
2010						Total

Allowance for loan losses:
Beginning balance	$12,617,784	$13,977,684	$—	$6,622	$1,790,848	$28,392,938
Charge-offs	(4,988,010)	(3,761,680)	(94,633)	—	—	(8,844,323)
Provision	(3,176,097)	5,490,722	94,633	(6,622)	14,117,264	16,519,900
Ending balance	$4,453,677	$15,706,726	$—	$—	$15,908,112	$36,068,515

Ending balance: individually evaluated for impairment	$752,297	$15,706,726	$—	$—	$15,863,492	$32,322,515

Ending balance: collectively evaluated for impairment	$3,701,380	$—	$—	$—	$44,620	$3,746,000

Loans:
Ending balance	$69,024,479	$41,037,978	$—	$325,125	$47,277,913	$157,665,495

Ending balance: individually evaluated for impairment	$33,354,222	$41,037,978	$—	$325,125	$46,847,913	$121,565,238

Ending balance: collectively evaluated for impairment	$35,670,257	$—	$—	$—	$430,000	$36,100,257

The following tables show an aging analysis of the loan portfolio by the time past due as of June 30, 2011 and December 31, 2010:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
June 30, 2011

Commercial real estate	$—	$334,851	$17,416,937	$17,751,788	$28,764,203	$46,515,991
Condominiums	—	—	14,546,722	14,546,722	—	14,546,722
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	47,277,913	47,277,913	—	47,277,913
	$—	$334,851	$79,491,572	$79,826,423	$28,764,203	$108,590,626

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2010

Commercial real estate	$2,000,000	$4,492,715	$33,354,222	$39,846,937	$29,177,542	$69,024,479
Condominiums	—	—	41,037,978	41,037,978	—	41,037,978
Single family homes	—	—	325,125	325,125	—	325,125
Improved and unimproved land	—	—	46,847,913	46,847,913	430,000	47,277,913
	$2,000,000	$4,492,715	$121,565,238	$128,057,953	$29,607,542	$157,665,495

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of June 30, 2011 and December 31, 2010.

The following tables show information related to impaired loans as of and for the three and six months ended June 30, 2011 and as of and for the year ended December 31, 2010:

	As of June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$16,076,192	$16,338,185	$—
Condominiums	3,540,459	3,511,722	—
Single family homes	250,180	250,000	—
Improved and unimproved land	2,849,248	5,046,974	—

With an allowance recorded:
Commercial Real Estate	2,167,312	1,413,603	763,925
Condominiums	11,568,874	11,035,000	5,530,473
Single family homes	—	—	—
Improved and unimproved land	42,319,477	42,230,939	16,716,118

Total:
Commercial Real Estate	$18,243,504	$17,751,788	$763,925
Condominiums	$15,109,333	$14,546,722	$5,530,473
Single family homes	$250,180	$250,000	$—
Improved and unimproved land	$45,168,725	$47,277,913	$16,716,118

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$22,566,627	$400,383	$25,398,983	$801,479
Condominiums	3,537,378	90,000	3,534,667	90,000
Single family homes	250,180	4,584	275,462	11,460
Improved and unimproved land	2,284,767	—	73,817	—

With an allowance recorded:
Commercial Real Estate	1,078,847	5,570	1,135,460	22,281
Condominiums	11,567,086	70,313	16,265,946	178,989
Single family homes	—	—	—	—
Improved and unimproved land	46,129,865	64,094	48,399,058	106,094

Total:
Commercial Real Estate	$23,645,474	$405,953	$26,534,443	$823,760
Condominiums	$15,104,464	$160,313	$19,800,613	$268,989
Single family homes	$250,180	$4,584	$275,462	$11,460
Improved and unimproved land	$48,414,632	$64,094	$48,472,875	$106,094

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2010			Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$30,592,387	$30,176,681	$—	$40,078,123	$2,449,101
Condominiums	3,758,642	3,745,857	—	3,764,720	69,026
Apartments	—	—	—	—	—
Single family homes	325,980	325,125	—	313,948	13,451
Improved and unimproved land	18,657,499	18,028,102	—	15,895,534	—

With an allowance recorded:
Commercial Real Estate	3,182,057	3,177,542	752,297	6,174,450	55,703
Condominiums	39,753,600	37,292,121	15,706,726	54,645,622	64,466
Apartments	—	—	—	3,326,308	245,583
Single family homes	—	—	—	—	—
Improved and unimproved land	28,972,550	28,819,811	15,863,492	27,943,631	46,435

Total:
Commercial Real Estate	$33,774,444	$33,354,222	$752,297	$46,252,573	$2,504,804
Condominiums	$43,512,242	$41,037,978	$15,706,726	$58,410,342	$133,492
Apartments	$—	$—	$—	$3,326,308	$245,583
Single family homes	$325,980	$325,125	$—	$313,948	$13,451
Improved and unimproved land	$47,630,048	$46,847,913	$15,863,492	$43,839,165	$46,435

The Partnership does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

The Partnership’s average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $153,785,000 as of June 30, 2010.  Interest income recognized on impaired loans totaled approximately $713,000 for the three months ended June 30, 2010 and $1,526,000 for the six months ended June 30, 2010.  Interest income received on impaired loans totaled approximately $969,000 for the three months ended June 30, 2010 and $2,138,000 for the six months ended June 30, 2010.

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

The Partnership received capital distributions from 1850 of approximately $65,000 during the three months ended June 30, 2011 and 2010, respectively, and $65,000 during the six months ended June 30, 2011 and 2010, respectively. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $37,000 and $40,000 during the three months ended June 30, 2011 and 2010, respectively, and $77,000 and $73,000 during the six months ended June 30, 2011 and 2010, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of June 30, 2011 and December 31, 2010 consists of the following properties acquired through foreclosure:
	2011	2010
Manufactured home subdivision development, Ione, California	$347,730	$347,730
Commercial building, Roseville, California	204,803	204,804
Office condominium complex (16 units), Roseville, California	7,320,738	7,312,518
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,383,205	3,376,827
Commercial buildings, Sacramento, California	3,890,968	3,890,968
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,025,493	—
Apartment building, Miami, Florida (held within TOTB Miami, LLC) – see Note 6	12,480,000	—
1/7th interest in single family home, Lincoln City, Oregon	85,259	—
	$29,738,196	$15,132,847

During the six months ended June 30, 2011, the Partnership foreclosed on a first mortgage loan secured by a 1/7th interest in a single family home located in Lincoln City, Oregon in the amount of approximately $75,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $10,000 were capitalized to the basis of the property. The property is classified as held for sale as it is listed for sale and the Partnership expects to complete a sale within the next year.

Dation, LLC

Dation, LLC (“Dation”) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the sole general manager of Dation (pursuant to an amendment to the Partnership Agreement executed in October 2007). Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The Partnership received repayment of capital contributions of $84,000 during the three months ended June 30, 2010.

The net operating loss to the Partnership from Dation was approximately $10,000 and $7,000 for the three months ended June 30, 2011 and 2010, respectively, and $24,000 and $26,000 for the six months ended June 30, 2011 and 2010, respectively.

During the first quarter of 2011, the Partnership transferred Dation from real estate held for investment to real estate held for sale as it is now listed for sale and the Partnership expects to complete a sale within the next year.

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

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of June 30, 2011 and December 31, 2010:
	2011	2010
Light industrial building, Paso Robles, California	$1,520,827	$1,544,866
Commercial buildings, Roseville, California	605,575	617,768
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,434,760	12,627,695
Undeveloped residential land, Madera County, California	720,000	720,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	—	2,048,643
Undeveloped residential land, Marysville, California	403,200	403,200
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	1,925,624	1,843,200
75 improved residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	5,913,600	5,913,600
Undeveloped industrial land, San Jose, California	2,044,800	2,044,800
Undeveloped commercial land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	5,079,685	5,141,275
Two improved residential lots, West Sacramento, California	510,944	510,944
Undeveloped residential land, Coolidge, Arizona	2,099,816	2,099,816
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	10,060,619	10,232,525
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	454,011	459,580
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,652,044	1,669,318
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,997,795	2,015,683
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,688,639	5,760,719
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,987,605	4,990,566
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	6,505,298	6,536,677
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,302,810	4,359,070
45 condominium units, Oakland, California (held within 1401 on Jackson, LLC)	8,789,049	8,924,607
Industrial building, Chico, California	8,990,869	—
168 condominium units, Miami, Florida (held within TOTB Miami, LLC)	21,830,776	—
	$109,987,147	$81,933,352

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of June 30, 2011 and December 31, 2010 are as follows:
	2011	2010
Land	$36,143,489	$30,450,217
Buildings and improvements	80,842,902	57,339,490
Other	—	31,555
	116,986,391	87,821,262
Less: Accumulated depreciation	(6,999,244)	(5,887,910)
	$109,987,147	$81,933,352

The acquisition of certain real estate properties through foreclosure (including real estate held for sale- see Note 5) resulted in the following non-cash activity for the six months ended June 30, 2011 and 2010, respectively:
	2011	2010
Increases:
Real estate held for sale and investment	$43,733,719	$5,040,000
Noncontrolling interests	(14,020,191)	—
Accounts payable and accrued liabilities	(2,980,871)	—
Decreases:
Loans secured by trust deeds, net of allowance for loan losses	(24,194,517)	(4,603,768)
Interest and other receivables	(2,538,140)	(436,232)

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $734,000 and $378,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,421,000 and $721,000 for the six months ended June 30, 2011 and 2010, respectively.

During the quarter ended June 30, 2011, the Partnership recorded an impairment loss of approximately $292,000 on the condominium complex located in Phoenix, Arizona (held within 54th Street Condos, LLC), based on contracts executed during the quarter to complete unfinished units within the complex. The aggregate contract amounts are higher than previously estimated at the time of foreclosure of the related loan in December 2009. The additional impairment is reflected in losses on real estate properties in the accompanying consolidated statements of income.

During the six months ended June 30, 2011, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Chico, California in the amount of $8,500,000 and obtained the property via the trustee’s sale.  In addition, advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $588,000 were capitalized to the basis of the property. The carrying value of this property of $9,088,000 at the time of foreclosure approximated its then current fair value less estimated selling costs. The property is classified as held for investment as a sale is not expected in the next one year period.

During the six months ended June 30, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 168 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). Based on a new appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

$450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000). The Point and South building units are classified as held for investment as sales are not expected in the next one year period. The North building is classified as held for sale as it is being actively marketed and a sale is expected within the next year (see Note 5). See further details below under TOTB Miami, LLC.

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

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (“720 University”), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net operating (loss) income to the Partnership from 720 University was approximately $(6,000) and $27,000 (including depreciation and amortization of $112,000 and $139,000) for the three months ended June 30, 2011 and 2010, respectively, and $7,000 and $35,000 (including deprecation and amortization of $230,000 and $275,000) for the six months ended June 30, 2011 and 2010, respectively. The noncontrolling interest of the joint venture partner of approximately $8,000 and $16,000 as of June 30, 2011 and December 31, 2010, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,435,000 and $12,628,000 as of June 30, 2011 and December 31, 2010, respectively.

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (“DarkHorse”) is a California limited liability company formed for the purpose of operating the DarkHorse golf course located in Auburn, California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $112,000 and $88,000 to DarkHorse during the three months ended June 30, 2011 and 2010, respectively, for operations and improvements. The net operating loss to the Partnership from DarkHorse was approximately $72,000 and $93,000 (including depreciation of $42,000 and $30,000) for the three months ended June 30, 2011 and 2010, respectively, and $259,000 and $307,000 (including depreciation of $85,000 and $63,000) for the six months ended June 30, 2011 and 2010, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Lone Star Golf, LLC

Lone Star Golf, LLC (“Lone Star”) is a California limited liability company formed for the purpose of owning and operating a golf course and country club located in Auburn, California, which was acquired by the Partnership via foreclosure in June 2009. The Partnership is the sole member in Lone Star. The assets, liabilities, income and expenses of Lone Star have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $94,000 and $101,000 to Lone Star during the three months ended June 30, 2011 and 2010, respectively, for operations. The net operating loss to the Partnership from Lone Star was approximately $15,000 and $4,000 (including depreciation of $12,000 and $11,000) for the three months ended June 30, 2011 and 2010, respectively, and $125,000 and $106,000 (including depreciation of $23,000 and $22,000) for the six months ended June 30, 2011 and 2010, respectively. Continued operation of Lone Star may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

TOTB Miami, LLC

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the agreement (approximately 57% as of June 30, 2011). It was determined that the Partnership is the primary beneficiary of TOTB due to the Partnership’s power to direct the management, operations and sale of all or a portion of the properties and the Partnership’s obligation to absorb future losses of TOTB, which may be significant, and thus, the assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,048,000 as of June 30, 2011.

The net operating loss to the Partnership from TOTB was approximately $104,000 and $137,000 (including depreciation of $150,000 and $249,000) for the three and six months ended June 30, 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate net operating income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results, for the six months ended June 30, 2011 and 2010 were as follows:
	2011	2010
Anacapa Villas, LLC	$(108,000)	$(136,000)
Baldwin Ranch Subdivision, LLC	(44,000)	(98,000)
The Last Resort and Marina, LLC	(16,000)	(12,000)
33rd Street Terrace, LLC	9,000	(1,000)
54th Street Condos, LLC	(193,000)	(184,000)
Wolfe Central, LLC	199,000	187,000
AMFU, LLC	22,000	(39,000)
Phillips Road, LLC	54,000	—
550 Sandy Lane, LLC	92,000	—
1401 on Jackson, LLC	(10,000)	—
Light industrial building, Paso Robles, California	104,000	117,000
Undeveloped industrial land, San Jose, California	(68,000)	(70,000)
Office condominium complex, Roseville, California	(53,000)	(61,000)
Storage facility/business, Stockton, California	118,000	29,000
Industrial building, Chico, California	(218,000)	—

Certain of the Partnership’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to fifteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to June 30, 2011 and thereafter is as follows:

Year ending June 30:
2012	$4,635,622
2013	2,160,041
2014	1,789,809
2015	1,438,424
2016	1,214,526
Thereafter (through 2026)	4,221,605

$15,460,027

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

the stated limits. Management fees amounted to approximately $531,000 and $481,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,286,000 and $1,055,000 for the six months ended June 30, 2011 and 2010, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $74,000 and $127,000 for the three months ended June 30, 2011 and 2010, respectively, and $156,000 and $260,000 for the six months ended June 30, 2011 and 2010, respectively, and are included in the accompanying consolidated statements of operations. As of June 30, 2011 and December 31, 2010, the Partnership owed management and servicing fees to OFG in the amount of approximately $399,000 and $157,000, respectively.

The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2011, the management fees would have been $809,000 (increase of $278,000) and $1,715,000 (increase of $429,000), respectively, which would have increased net loss allocated to limited partners by approximately 48.9% and 46.3%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.004 and $.006, respectively, from a loss of $.003 and $.004, respectively. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2010, the management fees would have been $1,400,000 (increase of $919,000) and $2,858,000 (increase of $1,802,000), respectively, which would have increased net loss allocated to limited partners by approximately 62% and 179%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.010 and $.012, respectively, from a loss of $.006 and $.004, respectively.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $322,000 and $0 for the three months ended June 30, 2011 and 2010, respectively, and $774,000 and $128,000 for the six months ended June 30, 2011 and 2010, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $0 and $3,000 for the three months ended June 30, 2011 and 2010, respectively, and $8,000 and $7,000 for the six months ended June 30, 2011 and 2010, respectively.

OFG originates all loans the Partnership invests in and receives loan origination and extension fees from borrowers. Such fees paid to OFG amounted to approximately $90,000 and $0 on loans originated or extended of approximately $2,406,000 and $0 for the three months ended June 30, 2011 and 2010, respectively, and $168,000 and $32,000 on loans originated or extended of approximately $10,240,000 and $800,000 for the six months ended June 30, 2011 and 2010, respectively. A loan fee paid to OFG in the amount of $78,000 during the six months ended June 30, 2011 was collected from the borrower upon payoff of the related loan in December 2010 and remitted to OFG in January 2011.

OFG is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were $156,000 and $15,000 during the three months ended June 30, 2011 and 2010, respectively, and $318,000 and $31,000 during the six months ended June 30, 2011 and 2010, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2011 and 2010, the General Partner held second and fourth deeds of trust in the total amount of approximately $853,000 secured by the same property (and to the same borrower) on which the Partnership has a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust is an exit fee included in the deed of trust at the time of loan origination in 2006. The interest rate on the General Partner’s loan is 17% per annum. The loans to the Partnership and the General Partner are greater than ninety days delinquent and past maturity as of June 30, 2011.

NOTE 8 - NOTE PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,318,000 and $10,394,000 as of June 30, 2011 and December 31, 2010, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $132,000 and $134,000 for the three months ended June 30, 2011 and 2010, respectively, and $264,000 and $267,000 for the six months ended June 30, 2011 and 2010, respectively.  The following table shows maturities by year on this note payable as of June 30, 2011:

Year ending June 30:
2012	$154,987
2013	163,145
2014	171,732
2015	9,828,345
$10,318,209

NOTE 9 - LINE OF CREDIT PAYABLE

The Partnership had a line of credit agreement with a group of banks, which provided interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership were pledged as security for the line of credit. The line of credit was guaranteed by the General Partner. The line of credit was fully repaid by the Partnership in December 2010. Interest expense was approximately $408,000 and $843,000 for the three and six months ended June 30, 2010, respectively.

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

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009, 2010 and 2011 (through June 30) scheduled withdrawals in the total amount of approximately $80,000,000 were not made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid. The line of credit was repaid in full by the Partnership in December 2010, and therefore, its restrictions no longer apply. Thus, when funds become

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which will prevent any limited partner withdrawals during the same calendar year. In July 2011, the Partnership made a pro rata capital distribution to all partners of approximately $8,588,000, which was approximately 3.07% of total partners’ capital.

In April 2011, the General Partner temporarily suspended the Distribution Reinvestment Plan (the “Plan”) for all limited partners, in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership Agreement requires that 86.5% of capital contributions to the Partnership be committed to mortgage loan investments, but also limits the Partnership’s ability to make additional investments in mortgage loans while the Partnership has pending unpaid limited partner withdrawal requests.  In recent years, Partnership liquidity issues have limited the Partnership’s ability to honor withdrawal requests, which has restricted the Partnership’s additional mortgage lending activities.

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

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At June 30, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about the Partnership’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Nonrecurring:
Impaired loans:
Commercial	$ 691,200	—	—	$ 691,200
Condominiums	6,038,400	—	—	6,038,400
Improved and unimproved land	28,334,007	—	—	28,334,007
Total	$ 35,063,607	—	—	$ 35,063,607

Real estate properties:
Commercial	$ 14,799,713	—	—	$ 14,799,713
Condominiums	18,168,639	—	—	18,168,639
Single family homes	2,458,482	—	—	2,458,482
Improved and unimproved land	10,550,400	—	—	10,550,400
Total	$ 45,977,234	—	—	$ 45,977,234

2010
Nonrecurring:
Impaired loans:
Commercial	$ 1,766,400	—	—	$ 1,766,400
Condominiums	24,046,874	—	—	24,046,874
Improved and unimproved land	14,579,177			14,579,177
Total	$ 40,392,451	—	—	$ 40,392,451

Real estate properties:
Commercial	$ 16,628,315			$ 16,628,315
Single family homes	347,730			347,730
Improved and unimproved land	10,550,400			10,550,400
Total	$ 27,526,445	—	—	$ 27,526,445

During the six months ended June 30, 2011 and 2010, there were no transfers in or out of Levels 1 and 2.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2011	$40,392,451	$27,526,445
Total realized and unrealized gains and losses: Included in net loss	(1,325,730)	(291,602)
Foreclosures	(17,558,939)	43,733,719
Loan payoffs	(1,408,514)	—
Real estate sales	—	—
Transfers in and/or out of Level 3	14,964,339	(24,991,328)
Balance, June 30, 2011	$35,063,607	$45,977,234

Balance, January 1, 2010	$38,581,158	$27,733,449
Total realized and unrealized gains and losses: Included in net loss	(3,114,748)	(465,294)
Foreclosures	(5,040,000)	5,040,000
Loan payoffs	(3,353,374)	—
Real estate sales	—	(93,953)
Transfers in and/or out of Level 3	26,527,907	4,499,548
Balance, June 30, 2010	$53,600,943	$36,713,750

The following methods and assumptions were used to estimate the fair value of financial instruments not recognized at fair value in the accompanying consolidated balance sheets pursuant to ASC 825-10.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents of approximately $17,725,000 and $5,375,000 as of June 30, 2011 and December 31, 2010, respectively, approximates the fair value because of the relatively short maturity of these instruments.

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The carrying value of the Partnership’s certificates of deposit of approximately $492,000 and $2,004,000 as of June 30, 2011 and December 31, 2010, respectively, approximates the fair value. Fair value measurements are estimated using a matrix based on interest rates.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Loans Secured by Trust Deeds

The carrying value of loans secured by trust deeds (net of allowance for loan losses) of approximately $82,371,000 and $121,597,000 as of June 30, 2011 and December 31, 2010, respectively, other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of accrued interest and advances related thereto has also been considered in evaluating the fair value versus the carrying value.

Investment in Limited Liability Company

The carrying value of the Partnership’s investment in limited liability company of approximately $2,154,000 and $2,142,000 as of June 30, 2011 and December 31, 2010, respectively, approximates fair value.

Note Payable

The fair value of the Partnership’s note payable with a carrying value of approximately $10,318,000 and $10,394,000 as of June 30, 2011 and December 31, 2010, respectively, is estimated to be approximately $10,419,000 and $10,446,000 as of June 30, 2011 and December 31, 2010, respectively. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

Other Financial Instruments

The carrying values of the following financial instruments as of June 30, 2011 and December 31, 2010 are estimated to approximate fair values due to the short term nature of these instruments.

	2011	2010

Interest and other receivables	$2,445,337	$4,493,614
Due to general partner	$398,750	$682,231
Accrued interest payable (included in accounts payable and accrued liabilities)	$43,594	$45,376

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 (see Note 4).  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. During 2008, the Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate. As of June 30, 2011 and December 31, 2010, approximately $480,000 and $550,000, respectively, of this obligation remains accrued on the Partnership’s books. The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Contractual Obligation

In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona. Construction is expected to begin during the third quarter of 2011 and should be completed within six to nine months.

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

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities. At June 30, 2011, the Partnership owned thirty real estate properties, including sixteen within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Real estate held for investment includes real estate purchased or acquired through foreclosure (including thirteen properties within consolidated limited liability companies) and is initially stated at the lower of cost or the recorded investment in the loan, or the property’s estimated fair value.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $531,000 and $481,000 for the three months ended June 30, 2011 and 2010, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $74,000 and $127,000 for the three months ended June 30, 2011 and 2010, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees paid to OFG amounted to approximately $90,000 and $0 on loans originated or extended of approximately $2,406,000 and $0 for the three months ended June 30, 2011 and 2010, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $322,000 and $0 for the three months ended June 30, 2011 and 2010, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $0 and $3,000 for the three months ended June 30, 2011 and 2010, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities. The General Partner is also entitled to reimbursement for the salaries and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $156,000 and $15,000 during the three months ended June 30, 2011 and 2010, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of June 30, 2011, the General Partner has made cash capital contributions of $1,496,000 to the Partnership. The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership for the three months ended June 30, 2011 and 2010, respectively.

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

Due to the declining economy and reductions in real estate values beginning in 2008, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of June 30, 2011, approximately 74% of Partnership loans are impaired, greater than 90 days delinquent in payments and/or past maturity. In addition, the Partnership now owns approximately $140,000,000 of real estate held for sale or investment.

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

The Partnership’s operating results are affected primarily by:

•	the amount of cash available to invest in mortgage loans;
•	the amount of borrowing to finance mortgage loan investments and the Partnership’s cost of funds on such borrowing;
•	the level of real estate lending activity in the markets serviced;
•	the ability to identify and lend to suitable borrowers;
•	the interest rates the Partnership is able to charge on loans;
•	the level of delinquencies on mortgage loans;
•	the level of foreclosures and related loan and real estate losses experienced; and
•	the income or losses from foreclosed properties prior to the time of disposal.

From 2007 to 2010, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate increased substantially from 5.0% in December 2007 to 9.4% in December 2008. However, it declined to 9.2% in June 2011. The California unemployment rate increased from 6.1% in December 2007 to 11.8% in June 2011. The growth of the Gross Domestic Product slowed from 1.9% (revised) in 2007 to 0% (revised) in 2008 and declined 2.6% (revised) in 2009. The Gross Domestic Product increased by an annualized rate of 3.7%, 1.7%, 2.6% and 3.1%  in the four quarters of 2010, respectively. In the first and second quarters of 2011, the GDP increased by an annual rate of 0.4% (revised) and 1.3% (estimate), respectively. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remains as of June 30, 2011.

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

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009 and a decreased ability to meet those requests. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009, 2010 and 2011 (to June 30) scheduled withdrawals of approximately $80,000,000 have not been made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit is fully repaid. The line of credit was paid in full in December 2010. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of limited partner capital, which will prevent any limited partner withdrawals during the same calendar year. In July 2011, the Partnership made a pro rata capital distribution to all partners of approximately $8,588,000, which was approximately 3.07% of total partners’ capital.

Although it appears that the U.S. economy has recently experienced positive growth, continued unemployment could negatively affect the values of real estate held by the Partnership and real estate securing Partnership loans. This could potentially lead to even greater delinquencies and foreclosures, further reducing the liquidity and net income (yield) of the Partnership, decreasing the cash available for distribution in the form of net income and capital redemptions, and increase real estate held by the Partnership.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of June 30, 2011, 46.9% of loans were secured by real estate in Northern California, while 4.7%, 14.6%, 9.7%, 6.9% and 5.4% were secured by real estate in Southern California, Colorado, New York, Arizona and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Total revenues	$4,586,923	$3,998,800	$8,631,545	$8,241,435
Total expenses	5,238,408	5,483,859	9,668,508	9,245,113

Net loss	$(651,485)	$(1,485,059)	$(1,036,963)	$(1,003,678)

Less: Net loss (income) attributable to noncontrolling interests	82,519	(623)	107,377	(804)

Net loss attributable to Owens Mortgage Investment Fund	$(568,966)	$(1,485,682)	$(929,586)	$(1,004,482)

Net loss allocated to limited partners	$(563,515)	$(1,471,167)	$(917,715)	$(994,979)

Net loss allocated to limited partners per weighted average limited partnership unit	$(0.003)	$(0.006)	$(0.004)	$(0.004)

Annualized rate of return to limited partners (1)	(1.1)%	(2.5)%	(0.9)%	(0.8)%

Distribution per partnership unit (yield) (2)	0.50%	0.84%	(6.1)%	0.97%

Weighted average limited partnership units	216,084,000	240,854,000	214,933,000	241,215,000

(1)
The annualized rate of return to limited partners is calculated based upon the net loss allocated to limited partners per weighted average limited partnership unit as of June 30, 2011 and 2010 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s ending partners’ capital balance.

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Total Revenues

Interest income on loans secured by trust deeds decreased $558,000 (29.1%) and $1,527,000 (35.3%) during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to a decrease in the weighted average balance of the loan portfolio of approximately 42% and 40% during the three and six months ended June 30, 2011 as compared to the same periods in 2010.

Gain on sales of real estate decreased $176,000 (93.2%) during the six months ended June 30, 2011, as compared to the same period in 2010. During the six months ended June 30, 2011, the Partnership recognized $13,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.  During the six months ended June 30, 2010, the Partnership sold a commercial building in the complex located in Roseville, California for a gain of approximately $183,000 and a house in the manufactured home subdivision development in Ione, California for a loss of approximately $6,000, and also recognized $12,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.

Total Expenses

Management fees to the General Partner increased $50,000 (10.3%) and $231,000 (21.8%) during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  For the six months ended June 30, 2011, while the General Partner did not collect the maximum management fees, it collected management fees equal to the minimum amount that the General Partner determined it needed to be paid in fees from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

Servicing fees to the General Partner decreased $54,000 (42.2%) and $104,000 (40.0%) during the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 42% and 40% during the three and six months ended June 30, 2011, respectively.

The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2011, the management fees would have been $809,000 (increase of $278,000) and $1,715,000 (increase of $429,000), respectively, which would have increased net loss allocated to limited partners by approximately 49% and 46%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.004 and $.006, respectively, from a loss of $.003 and $.004, respectively. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2010, the management fees would have been $1,400,000 (increase of $919,000) and $2,858,000 (increase of $1,802,000), respectively, which would have increased net loss allocated to limited partners by approximately 62% and 179%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.010 and $.012, respectively, from a loss of $.006 and $.004, respectively.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2008, 2009 and 2010 and the six months ended June 30, 2011 (annualized), the management fees were 1.53%, 0.89%, 1.00% and 2.06% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased significantly between 2010 and 2011, the total amount of management and servicing fees combined has only increased approximately $127,000 (9.6%) between the six months ended June 30, 2010 and 2011 because the weighted average balance of the loan portfolio has decreased by approximately 40% between the six months ended June 30, 2010 and 2011.

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

Administrative/accounting expense increased $34,000 and $81,000 and real estate management/operations expense increased $99,000 and $191,000 (included in rental and other expenses on real estate properties in the statement of operations) during the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The Partnership Agreement provides that the Partnership may reimburse the General Partner for the salaries and related salary expenses of the General Partner’s non-management and non-supervisory personnel performing services which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). Because of increased loan delinquencies and the resulting foreclosures by the Partnership in the past few years, owned real estate has comprised a greater percentage of the Partnership’s assets than has historically been the case.  As a result, the General Partner has been required to devote more personnel resources to the administration and operation of the Partnership’s real estate assets. While the General Partner has chosen in the past not to seek reimbursement for its personnel costs associated with the real estate owned by the Partnership, the General Partner has determined that it is appropriate and reasonable to do so beginning in 2011, in light of these increased burdens being placed on the General Partner.  As permitted by the Partnership Agreement, the costs that are being reimbursed by the Partnership are for the actual salary and related salary costs of certain non-management and non-supervisory personnel providing administrative, accounting and real estate management/operations services, with respect to the Partnership’s real estate assets.

Legal and professional expenses increased $34,000 (13.8%) during the six months ended June 30, 2011, as compared to the same period in 2010, primarily due to increased legal and appraisal costs incurred on delinquent loans and loans in the process of foreclosure during 2011 that were not incurred during the same period in 2010.

Interest expense decreased $410,000 (75.6%) and $847,000 (76.2%) during the three and six months ended June 30, 2011, as compared to the same periods in 2010, due to the full repayment of the Partnership’s line of credit in December 2010. Thus, no interest expense was incurred by the Partnership on the line of credit during the three and six months ended June 30, 2011.

The provisions for loan losses of $487,000 and $789,000 during the three and six months ended June 30, 2011, respectively, were the result of analyses performed on the loan portfolio. The general loan loss allowance decreased $259,000 and $537,000 during the three and six months ended June 30, 2011 due primarily to an increase in impaired loans that were analyzed for a specific allowance and a lesser amount of non-delinquent loans in the Partnership’s portfolio in 2011. The specific loan loss allowance increased $746,000 and $1,326,000 during the three and six months ended June 30, 2011, as reserves were increased or established on thirteen loans. The Partnership also charged-off $10,638,000 from the allowance for two loans that were foreclosed upon by the Partnership during the six months ended June 30, 2011. The Partnership recorded a provision for loan losses of $1,511,000 and $1,848,000 during the three and six months ended June 30, 2010, respectively.

The impairment losses on real estate properties of $292,000 and $465,000 during the three and six months ended June 30, 2011 and 2010, respectively, were the result of updated appraisals or other valuation information obtained on certain Partnership real estate properties.

Net Loss from Rental and Other Real Estate Properties

Net loss from rental and other real estate properties increased $193,000 (117.2%) and $164,000 (30.7%) during the three and six months ended June 30, 2011, as compared to the same periods in 2010. The increased losses during the three and six months ended June 30, 2011 as compared to 2010 were due primarily to additional net losses incurred on real estate foreclosed in the past six months and depreciation incurred on several of the Partnership’s real estate properties held for investment.

Financial Condition

June 30, 2011 and December 31, 2010

Loan Portfolio

The number of Partnership mortgage investments decreased from 39 to 34, and the average loan balance decreased from $4,043,000 to $3,194,000, between December 31, 2010 and June 30, 2011.

As of June 30, 2011 and December 31, 2010, the Partnership had twenty-five and twenty-four loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $79,826,000 (74%) and $121,565,000 (77%), respectively.  This included twenty-two past maturity loans totaling $72,790,000 (67%) and $119,084,000 (76%), respectively. In addition, one and five loans totaling approximately $690,000 (0.6%) and $3,318,000 (2%), respectively, were past maturity but current in monthly payments as of June 30, 2011 and December 31, 2010, respectively (combined total of impaired and past maturity loans of $80,516,000 (74%) and $124,883,000 (79%), respectively). Of the impaired and past maturity loans, approximately $26,948,000 (25%) and $46,078,000 (29%), respectively, were in the process of foreclosure and $29,278,000 (27%) and $53,606,000 (34%), respectively, involved borrowers who were in bankruptcy as of June 30, 2011 and December 31, 2010.  During the quarter ended June 30, 2011, one delinquent Partnership loan was partially paid down by the borrower in the amount of $12,580,000.

During the six months ended June 30, 2011 and 2010, the Partnership foreclosed on four loans and one loan, respectively, with aggregate principal balances totaling approximately $34,832,000 and $9,592,000, respectively, and obtained the properties via the trustee’s sales.

As of June 30, 2011 and December 31, 2010, the Partnership held the following types of mortgages:

	2011	2010
By Property Type:
Commercial	$46,515,991	$69,024,479
Condominiums	14,546,722	41,037,978
Single family homes (1-4 units)	250,000	325,125
Improved and unimproved land	47,277,913	47,277,913
	$108,590,626	$157,665,495
By Deed Order:
First mortgages	$91,132,472	$139,169,446
Second and third mortgages	17,458,154	18,496,049
	$108,590,626	$157,665,495

As of June 30, 2011 and December 31, 2010, approximately 47% and 39% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 60% of the Partnership’s mortgage loans as of June 30, 2011 were secured by real estate located in the states of California, Arizona and Nevada, which have experienced dramatic reductions in real estate values over the past three years.

The Partnership’s investment in loans decreased by $49,075,000 (31.1%) during the six months ended June 30, 2011 as a result of foreclosures and loan payoffs. The Partnership is not presently able to originate new loans due to cash flow constraints.

The General Partner decreased the allowance for loan losses by $9,849,000 and $3,274,000 (provision net of charge-offs) during the six months ended June 30, 2011 and 2010, respectively.  The General Partner believes that this allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowances for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Balance, beginning of period	$36,068,515	$28,392,938
Provision	788,730	1,847,748
Charge-offs	(10,637,729)	(5,121,806)
Balance, end of period	$26,219,516	$25,118,880

The Partnership’s allowance for loan losses was $26,219,516 and $36,068,515 as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, there was a general allowance for loan losses of $3,209,000 and $3,746,000, respectively, and a specific allowance for loan losses on thirteen loans in the total amount of $23,010,516 and $32,322,515, respectively.

Real Estate Properties Held for Sale and Investment

As of June 30, 2011, the Partnership held title to thirty properties that were acquired through foreclosure with a total carrying amount of approximately $139,725,000 (including properties held in fifteen limited liability companies), net of accumulated depreciation of $6,999,000. As of June 30, 2011, properties held for sale total $29,738,000 and properties held for investment total $109,987,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the six months ended June 30, 2011 and 2010 were as follows:
	2011	2010
Balance, beginning of period	$97,066,199	$79,888,536
Real estate acquired through foreclosure, net of specific loan loss allowance	43,733,719	5,040,000
Investments in real estate properties	570,338	348,124
Sales of real estate properties	—	(469,218)
Impairment losses on real estate properties	(291,602)	(465,294)
Depreciation of properties held for investment	(1,353,311)	(720,780)
Balance, end of period	$139,725,343	$83,621,368

Eleven of the Partnership’s thirty properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $4,177,000 to $6,434,000 (54%) for the six months ended June 30, 2010 and 2011, respectively, and revenues associated with these properties have increased from $3,641,000 to $5,734,000 (58%), thus generating a net loss from real estate properties of $700,000 during the six months ended June 30, 2011 (compared to $535,000 for the same period in 2010).

During the six months ended June 30, 2011, the Partnership foreclosed on a first mortgage loan secured by a 1/7th interest in a single family home located in Lincoln City, Oregon in the amount of approximately $75,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $10,000 were capitalized to the basis of the property. The property is classified as held for sale as it is listed for sale and the Partnership expects to complete a sale within the next year.

During the six months ended June 30, 2011, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Chico, California in the amount of $8,500,000 and obtained the property via the trustee’s sale.  In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $588,000 were capitalized to the basis of the property. The carrying value of this property of $9,088,000 at the time of foreclosure approximated its then current fair value less estimated selling costs. The property is classified as held for investment as a sale is not expected in the next one year period.

During the six months ended June 30, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new, wholly-owned limited liability company, TOTB Miami, LLC, to own and operate the complex (see Note 6). The complex consists of three buildings, two of which have been renovated and are being leased, and in which 168 units remain unsold (the “Point” and “South” buildings), and one which contains

160 vacant units that have not been renovated (the “North” building). Based on a new appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loans (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000). The Point and South building units are classified as held for investment as sales are not expected in the next one year period. The North building is classified as held for sale as it is being actively marketed and a sale is expected within the next year.

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

720 University, LLC

The Partnership has an investment in a limited liability company, 720 University, LLC (“720 University”), which owns a commercial retail property located in Greeley, Colorado. The Partnership receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net operating (loss) income to the Partnership from 720 University was approximately $(6,000) and $27,000 (including depreciation and amortization of $112,000 and $139,000) for the three months ended June 30, 2011 and 2010, respectively, and $7,000 and $35,000 (including deprecation and amortization of $230,000 and $275,000) for the six months ended June 30, 2011 and 2010, respectively. The noncontrolling interest of the joint venture partner of approximately $8,000 and $16,000 as of June 30, 2011 and December 31, 2010, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,435,000 and $12,628,000 as of June 30, 2011 and December 31, 2010, respectively.

Dation, LLC

Dation, LLC (“Dation”) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership owns 50% of Dation and is the sole general manager (pursuant to an amendment to the Operating Agreement executed in October 2007). Pursuant to the Operating Agreement, the Partnership is to receive 50% of Dation’s profits and losses after receipt of all interest on the original loan and priority return on partner contributions allocated at the rate of 12% per annum. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.

The net operating loss to the Partnership from Dation was approximately $10,000 and $7,000 for the three months ended June 30, 2011 and 2010, respectively, and $24,000 and $26,000 for the six months ended June 30, 2011 and 2010, respectively.

DarkHorse Golf Club, LLC

DarkHorse Golf Club, LLC (“DarkHorse”) is a California limited liability company formed for the purpose of operating the DarkHorse golf course located in Auburn California, which was acquired by the Partnership via foreclosure in August 2007. The golf course was placed into DarkHorse via a grant deed on the same day that the trustee’s sale was held. The Partnership is the sole member in DarkHorse. The assets, liabilities, income and expenses of DarkHorse have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $112,000 and $88,000 to DarkHorse during the three months ended June 30, 2011 and 2010, respectively, for operations and improvements. The net operating loss to the Partnership from DarkHorse was approximately $72,000 and $93,000 (including depreciation of $42,000 and $30,000) for the three months ended June 30, 2011 and 2010, respectively, and $259,000 and $307,000 (including depreciation of $85,000 and $63,000) for the six months ended June 30, 2011 and 2010, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

Lone Star Golf, LLC

Lone Star Golf, LLC (“Lone Star”) is a California limited liability company formed for the purpose of owning and operating a golf course and country club located in Auburn, California, which was acquired by the Partnership via foreclosure in June 2009. The Partnership is the sole member in Lone Star. The assets, liabilities, income and expenses of Lone Star have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership.  The golf course is being operated and managed by an unrelated company.

The Partnership advanced approximately $94,000 and $101,000 to Lone Star during the three months ended June 30, 2011 and 2010, respectively, for operations. The net operating loss to the Partnership from Lone Star was approximately $15,000 and $4,000 (including depreciation of $12,000 and $11,000) for the three months ended June 30, 2011 and 2010, respectively, and $125,000 and $106,000 (including depreciation of $23,000 and $22,000) for the six months ended June 30, 2011 and 2010, respectively. Continued operation of Lone Star may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

TOTB Miami, LLC

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the

Agreement (approximately 57% as of June 30, 2011). It was determined that the Partnership is the primary beneficiary of TOTB due to the Partnership’s power to direct the management, operations and sale of all or a portion of the properties and the Partnership’s obligation to absorb future losses of TOTB, which may be significant, and thus, the assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,048,000 as of June 30, 2011.

The net operating loss to the Partnership from TOTB was approximately $104,000 and $137,000 (including depreciation of $150,000 and $249,000) for the three and six months ended June 30, 2011, respectively.

The approximate net operating income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results, for the six months ended June 30, 2011 and 2010 were as follows:
	2011	2010
Anacapa Villas, LLC	$(108,000)	$(136,000)
Baldwin Ranch Subdivision, LLC	(44,000)	(98,000)
The Last Resort and Marina, LLC	(16,000)	(12,000)
33rd Street Terrace, LLC	9,000	(1,000)
54th Street Condos, LLC	(193,000)	(184,000)
Wolfe Central, LLC	199,000	187,000
AMFU, LLC	22,000	(39,000)
Phillips Road, LLC	54,000	—
550 Sandy Lane, LLC	92,000	—
1401 on Jackson, LLC	(10,000)	—
Light industrial building, Paso Robles, California	104,000	117,000
Undeveloped industrial land, San Jose, California	(68,000)	(70,000)
Office condominium complex, Roseville, California	(53,000)	(61,000)
Storage facility/business, Stockton, California	118,000	29,000
Industrial building, Chico, California	(218,000)	—

Cash, Cash Equivalents and Certificates of Deposit

Cash, cash equivalents and certificates of deposit increased from approximately $7,379,000 as of December 31, 2010 to approximately $18,217,000 as of June 30, 2011 (increase of $10,838,000 or 146.9%) due primarily to a partial loan payoff received by the Partnership in June 2011 on one delinquent loan in the amount of $12,580,000.

Interest and Other Receivables

Interest and other receivables decreased from approximately $4,494,000 as of December 31, 2010 to $2,445,000 as of June 30, 2011 ($2,048,000 or 45.6%) due primarily to foreclosures that resulted in certain receivables being reclassified to real estate held for sale and/or investment.

Accrued Distributions Payable

Accrued distributions payable decreased from approximately $46,000 as of December 31, 2010 to $0 as of June 30, 2011 because there was no tax basis net income distributed to partners in July 2011 (for June 2011 activity). In July 2011, a net loss of approximately $184,000 was allocated to partners’ accounts.

Due to General Partner

Due to General Partner decreased from approximately $682,000 as of December 31, 2010 to approximately $399,000 as of June 30, 2011, ($283,000 or 41.6%) due primarily to additional interest, late charges and an extension fee in the aggregate amount of approximately $519,000 collected on a delinquent Partnership loan that paid off in full in December 2010, and which was not disbursed to the General Partner until January 2011. Accrued management and service fees due to the General Partner as of June 30, 2011 increased approximately $241,000, as compared to December 31, 2010. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above) and can fluctuate from month to month.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,387,000 as of December 31, 2010 to approximately $2,791,000 as of June 30, 2011 ($404,000 or 16.9%) due primarily to an increase in accrued expenses on Partnership real estate acquired through foreclosure in 2011.

Noncontrolling Interests

Noncontrolling interests increased from approximately $16,000 as of December 31, 2010 to approximately $14,056,000 as of June 30, 2011, due to the foreclosure of a loan during the six months ended June 30, 2011 and the acquisition by a new LLC entity (TOTB Miami, LLC or “TOTB”) of the property securing the foreclosed loan. The loan had been subject to a co-lending agreement with two other lenders (one of which was the General Partner) who are now members in TOTB along with the Partnership. The consolidation of TOTB into the Partnership’s books and records gave rise to noncontrolling interests held by the other members of the LLC in the total amount of approximately $14,020,000.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2011, management believes that the allowance for loan losses of approximately $26,220,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of June 30, 2011, twenty-five loans totaling $79,826,000 were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure. This includes twenty-two past maturity loans totaling $72,790,000. In addition, one loan totaling $690,000 was also past maturity but current in monthly payments as June 30, 2011 (combined total of $80,516,000). The Partnership recorded a charge-off against the allowance for loan losses of approximately $10,638,000 for two foreclosed loans during the six months ended June 30, 2011 and after the General Partner’s evaluation of the loan portfolio recorded an additional provision for loan losses of approximately $789,000 for losses that are estimated to have likely occurred, which resulted in a net decrease to the allowance of approximately $9,849,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral values of impaired and past maturity loans.

Liquidity and Capital Resources

During the six months ended June 30, 2011, cash flows used in operating activities approximated $2,105,000, as approximately $2,583,000 of Partnership cash was used to pay delinquent property taxes for the recently acquired real estate properties held within TOTB Miami, LLC. Investing activities provided approximately $15,222,000 of net cash during the six months, as approximately $15,754,000 was received from the payoff of loans and maturity of certificates of deposit, net of approximately $597,000 used for investing in real estate and equipment.  Approximately $768,000 was used in financing activities, as approximately $75,000 was used to repay the note payable and $819,000 was distributed to partners in the form of income distributions, net of approximately $136,000 of capital contributions from noncontrolling interests. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership experienced a significant increase in limited partner capital withdrawal requests in late 2008 and 2009. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the approval of the amendments to the Partnership Agreement by limited partners on such date), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009, 2010 and 2011 (through June 30) scheduled withdrawals in the total amount of approximately $80,000,000 were not made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid. The line of credit was repaid in full by the Partnership in December 2010, and as a result, the Partnership is no longer subject to the collateral requirements, payment obligations, restrictions on partner distributions and repurchases, and other restrictions imposed by the line of credit agreement. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to all partners up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year. In July 2011, the Partnership made a pro rata capital distribution to all partners of approximately $8,588,000, which was approximately 3.07% of total partners’ capital.

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

Limited partner capital decreased by approximately $1,682,000 during the six months ended June 30, 2011. Two large components of the decrease in limited partner capital during 2011 were an increase in the allowance for loan losses in the amount of approximately $789,000 and an impairment loss on a real estate property of approximately $292,000. Reinvested distributions from limited partners electing to reinvest were $56,000 and $380,000 for the six months ended June 30, 2011 and 2010, respectively. There were no limited partner withdrawals for the six months ended June 30, 2011 and 2010. Limited partner withdrawal percentages have been 4.70%, 6.34%, 10.00%, 2.01% and 0.00% for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

In April 2011, the General Partner temporarily suspended the Distribution Reinvestment Plan (the “Plan”) for all limited partners, in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership Agreement requires that 86.5% of capital contributions to the Partnership be committed to mortgage loan investments, but also limits the Partnership’s ability to make additional investments in mortgage loans while the Partnership has pending unpaid limited partner withdrawal requests.  In recent years, Partnership liquidity issues have limited the Partnership’s ability to honor withdrawal requests, which restricts the Partnership’s additional mortgage lending activities.

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

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,318,000 and $10,394,000 as of June 30, 2011 and December 31, 2010, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of June 30, 2011.

It was determined subsequent to foreclosure of the applicable loans in November 2009 that additional renovation costs in the total amount of approximately $2,300,000 will be required to complete certain of the condominium units located in Phoenix, Arizona owned by the Partnership so that these units may be leased or sold. The funds to pay for these capitalized costs will likely come from either cash reserves or new borrowings securing the property. In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units. Thus, the total estimated cost to complete these units is now estimated to be approximately $2,800,000 (including approximately $300,000 already capitalized as of June 30, 2011). Construction is expected to begin during the third quarter of 2011 and should be completed within six to nine months. The Partnership recorded an additional impairment loss of approximately $292,000 as of June 30, 2011 as a result of the higher anticipated costs.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of June 30, 2011), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of June 30, 2011, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
101
Financial statements from this quarterly report on Form 10-Q, formatted in XBRL: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the   Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Partners’ Capital for the six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to such Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: August 15, 2011	By:	/s/ William C. Owens
William C. Owens, President

Dated: August 15, 2011	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: August 15, 2011	By:	/s/ Melina A. Platt
Melina A. Platt, Controller