Form 10-Q
period 2011-11-10
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2011-11-14
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
                                                                                                                  (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes [   ] No [X]

	TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 4.	Controls and Procedures	54

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 6.	Exhibits	55

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$11,282,457	$5,375,060
Certificates of deposit	1,992,204	2,003,943
Loans secured by trust deeds, net of allowance for losses of $25,404,880 in 2011 and $36,068,515 in 2010	70,389,823	121,596,980
Interest and other receivables	2,100,516	4,493,614
Vehicles, equipment and furniture, net of accumulated depreciation of $410,982 in 2011 and $309,676 in 2010	313,698	387,975
Other assets, net of accumulated amortization of $729,837 in 2011 and $675,398 in 2010	1,278,957	1,036,146
Investment in limited liability company	2,191,349	2,141,971
Real estate held for sale	30,154,636	15,132,847
Real estate held for investment, net of accumulated depreciation and amortization of $7,701,003 in 2011 and $5,887,910 in 2010	115,584,121	81,933,352
Total Assets	$235,287,761	$234,101,888

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$178,131	$46,014
Due to general partner	419,536	682,231
Accounts payable and accrued liabilities	3,436,080	2,387,087
Deferred gains	1,455,705	1,475,220
Note payable	10,281,283	10,393,505
Total Liabilities	15,770,735	14,984,057

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,098,003	2,259,916
Limited partners	201,283,534	216,841,448
Total Owens Mortgage Investment Fund partners’ capital	203,381,537	219,101,364
Noncontrolling interests	16,135,489	16,467
Total partners’ capital	219,517,026	219,117,831
Total Liabilities and Partners’ Capital	$235,287,761	$234,101,888

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES:
Interest income on loans secured by trust deeds	$1,867,100	$1,904,440	$4,669,755	$6,234,406
Gain on sale of real estate, net	6,635	129,854	19,515	318,787
Rental and other income from real estate properties	3,546,324	2,282,574	9,280,469	5,924,025
Income from investment in limited liability company	37,486	38,259	114,378	111,048
Other income	18,177	6,987	23,151	15,283
Total revenues	5,475,722	4,362,114	14,107,268	12,603,549

EXPENSES:
Management fees to general partner	544,490	658,122	1,830,326	1,713,439
Servicing fees to general partner	62,511	121,740	218,426	381,518
Administrative/accounting	48,881	15,000	160,085	45,000
Legal and professional	128,448	109,560	412,115	358,749
Rental and other expenses on real estate properties	3,562,432	2,382,508	9,996,288	6,559,352
Interest expense	133,367	486,438	397,187	1,596,949
Provision for loan losses	730,239	(1,223,936)	1,518,969	623,812
Impairment losses on real estate properties	5,193,321	—	5,484,923	465,294
Other	23,362	23,531	77,240	73,963
Total expenses	10,427,051	2,572,963	20,095,559	11,818,076

Net (loss) income	$(4,951,329)	$1,789,151	$(5,988,291)	$785,473
Less: Net loss (income) attributable to non-controlling interests	152,881	196	260,257	(608)
Net (loss) income attributable to Owens Mortgage Investment Fund	$(4,798,448)	$1,789,347	$(5,728,034)	$784,865

Net (loss) income allocated to general partner	$(47,426)	$17,992	$(59,297)	$8,489

Net (loss) income allocated to limited partners	$(4,751,022)	$1,771,355	$(5,668,737)	$776,376

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(.023)	$.007	$(.027)	$.003

Weighted average limited partnership units	205,063,000	239,951,000	211,643,000	240,794,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital

For the Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2009	$2,512,399	241,534,226	$241,338,206	$243,850,605	$34,656	$243,885,261

Net income	8,489	776,376	776,376	784,865	608	785,473
Income distributions	(25,301)	(1,800,186)	(1,800,186)	(1,825,487)	(15,018)	(1,840,505)

Balances, September 30, 2010	$2,495,587	240,510,416	$240,314,396	$242,809,983	$20,246	$242,830,229

Balances, December 31, 2010	$2,259,916	217,037,468	$216,841,448	$219,101,364	$16,467	$219,117,831

Net loss	(59,297)	(5,668,737)	(5,668,737)	(5,728,034)	(260,257)	(5,988,291)
Noncontrolling interests of newly consolidated LLC’s	—	—	—	—	16,257,427	16,257,427
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Capital distributions	(87,705)	(8,499,997)	(8,499,997)	(8,587,702)	—	(8,587,702)
Income distributions	(14,911)	(1,389,180)	(1,389,180)	(1,404,091)	(14,092)	(1,418,183)

Balances, September 30, 2011	$2,098,003	201,479,554	$201,283,534	$203,381,537	$16,135,489	$219,517,026

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)

	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,988,291)	$785,473
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of real estate, net	(19,515)	(318,787)
Income from investment in limited liability company	(114,378)	(111,048)
Provision for loan losses	1,518,969	623,812
Bad debt expense	3,774	—
Impairment losses on real estate properties	5,484,923	465,294
Depreciation and amortization	2,251,984	1,285,975
Changes in operating assets and liabilities:
Interest and other receivables	(352,091)	(1,229,618)
Other assets	(297,025)	(427,699)
Accounts payable and accrued liabilities	(1,931,878)	540,214
Due to general partner	(262,695)	44,734
Net cash provided by operating activities	293,777	1,658,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in loans secured by trust deeds	—	(1,259,045)
Principal collected on loans	16,260,782	3,983,899
Sales of loans to third parties	—	2,500,000
Investment in real estate properties	(846,827)	(596,632)
Net proceeds from disposition of real estate properties	—	1,110,387
Purchases of vehicles, equipment and furniture	(27,028)	(272)
Maturities of certificates of deposit	2,008,099	—
Purchases of certificates of deposit	(1,996,360)	(1,354,622)
Distribution received from investment in limited liability company	65,000	65,000
Net cash provided by investing activities	15,463,666	4,448,715

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on line of credit payable	—	(7,319,422)
Repayments on note payable	(112,222)	(69,563)
Distributions to noncontrolling interests	(14,092)	(15,018)
Contribution from noncontrolling interest	135,944	—
Partners’ capital distributions	(8,587,702)	—
Partners’ income distributions	(1,271,974)	(1,588,894)
Net cash used in financing activities	(9,850,046)	(8,992,897)

Net increase (decrease) in cash and cash equivalents	5,907,397	(2,885,832)

Cash and cash equivalents at beginning of period	5,375,060	7,530,272

Cash and cash equivalents at end of period	$11,282,457	$4,644,440

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$399,125	$1,665,247

See notes 2, 3, 5 and 6 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2011. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its majority- and wholly-owned limited liability companies (see notes 4, 5 and 6).  All significant inter-company transactions and balances have been eliminated in consolidation.  The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Partnership also owns and manages real estate assets.

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans (which itself requires determining the fair value of collateral), the valuation of real estate held for sale and investment (at acquisition and subsequently), and the estimate of the environmental remediation liability (see note 12).  Such estimates are inherently imprecise and actual results could differ significantly from these estimates.

Significant Accounting Policies

Income Taxes

No provision for federal and state income taxes is made in the consolidated financial statements since the Partnership is not a taxable entity.  Accordingly, any income or loss is included in the tax returns of the partners.

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Partnership has elected to record interest and penalties related to unrecognized tax benefits, if any, in other expenses. The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2011 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months.

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

The Partnership periodically evaluates its investment interests to determine whether they should be considered a VIE or no longer qualify as one. When the Partnership is considered the primary beneficiary, the VIE’s assets, liabilities and noncontrolling interests are consolidated and included in the Consolidated Financial Statements. During the quarter ended September 30, 2011, management determined that TOTB Miami, LLC (“TOTB”) no longer qualifies as a VIE. However, since the Partnership has a majority interest in this entity, TOTB continues to be consolidated by the Partnership and non-controlling interests are presented. See Note 6 — Real Estate Held for Investment for further details on TOTB.

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

Allowance for Loan Losses

Loans and the related accrued interest and advances are analyzed by management on a periodic basis for ultimate recovery. The allowance for loan losses is an estimate of credit losses inherent in the Partnership’s loan portfolio

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

that have been incurred as of the balance sheet date.  The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, management estimates impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or estimates of the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Fair value estimates are derived by management from information available in the real estate markets including similar property, and may require the experience and judgment of third parties such as commercial real estate appraisers and brokers. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Partnership, for economic or legal reasons related to the debtor's financial difficulties, grants a concession to the debtor that it would not otherwise consider.  Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Loans that are reported as TDR’s are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans that are not impaired is also based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Partnership’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Partnership’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value less estimated costs to sell, as applicable. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Any recovery in the fair value subsequent to such a write down is recorded (not to exceed the net realizable value at acquisition) as an offset to impairment losses on real estate properties. Recognition of gains on

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

 the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real Estate Held for Investment

Real estate held for investment includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held for investment is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable. The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent impairment recorded. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

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

If circumstances arise that previously were considered unlikely, and, as a result, the Partnership decides not to sell a real estate property classified as held for sale, the property is reclassified to held for investment. The property is then measured individually at the lower of its carrying amount, adjusted for depreciation or amortization expense that would have been recognized had the property been continuously classified as held for investment or its fair value at the date of the subsequent decision not to sell.

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

Notes to Consolidated Financial Statements (Unaudited)

ASU No. 2011-02

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in this ASU state that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties and further clarifies when these conditions have been met. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this ASU were effective for the interim period ended September 30, 2011, and have been applied retrospectively to January 1, 2011 by the Partnership.

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

NOTE 2 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
By Property Type:
Commercial	$40,097,256	$69,024,479
Condominiums	10,369,535	41,037,978
Single family homes (1-4 units)	250,000	325,125
Improved and unimproved land	45,077,912	47,277,913
	$95,794,703	$157,665,495
By Deed Order:
First mortgages	$75,079,728	$139,169,446
Second and third mortgages	20,714,975	18,496,049
	$95,794,703	$157,665,495

Scheduled maturities of loans secured by trust deeds as of September 30, 2011 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest Rate	Interest Rate	Total
Year ending September 30:
2011 (past maturity)	$61,693,672	$—	$61,693,672
2012	16,335,978	—	16,335,978
2013	1,700,000	2,000,000	3,700,000
2014	—	9,000,000	9,000,000
2015	—	—	—
2016	—	4,946,070	4,946,070
Thereafter (through 2018)	118,983	—	118,983
	$79,848,633	$15,946,070	$95,794,703

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.13%, 0.96% and 1.92%, respectively, as of September 30, 2011), the prime rate (3.25% as of September 30, 2011) or the weighted average cost of funds index for Eleventh District savings institutions (1.32% as of September 30, 2011) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2011 and December 31, 2010:

	September 30, 2011	Portfolio	December 31, 2010	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	7.87%	$7,535,000	4.78%
California	50,668,857	52.89%	80,608,323	51.12%
Colorado	15,828,102	16.52%	15,828,102	10.04%
Florida	—	—%	26,257,122	16.65%
Hawaii	2,000,000	2.09%	2,000,000	1.27%
Idaho	—	—%	2,200,000	1.40%
Nevada	—	—%	1,087,700	0.69%
New York	10,500,000	10.96%	10,500,000	6.66%
Oregon	—	—%	75,125	0.05%
Pennsylvania	4,021,946	4.20%	1,922,003	1.22%
Utah	2,834,535	2.96%	3,745,857	2.38%
Washington	2,406,263	2.51%	5,906,263	3.74%
	$95,794,703	100.00%	$157,665,495	100.00%

As of September 30, 2011 and December 31, 2010, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 53% ($50,669,000) and 39% ($60,854,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of September 30, 2011, approximately 61% of the Partnership’s mortgage loans were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past three years.

During the nine months ended September 30, 2011, the Partnership extended, by one year or less, the maturity dates of two loans with aggregate principal balances totaling $3,494,000. During the nine months ended September 30, 2010, the Partnership extended to December 31, 2011 the maturity date of one loan with a principal balance of $800,000.

As of September 30, 2011 and December 31, 2010, approximately $90,730,000 (94.7%) and $147,451,000 (93.5%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. In recent years, many borrowers on Partnership loans have been unable to pay the full amount due at the maturity date.  The Partnership has allowed some of these borrowers to continue make the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of September 30, 2011 and December 31, 2010, the Partnership had eighteen and twenty-seven past maturity loans totaling approximately $61,694,000 and $122,402,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2011 and December 31, 2010, the Partnership had twenty-one and twenty-four loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $68,159,000 (71%) and $121,565,000 (77%), respectively.  This included seventeen and twenty-two past maturity loans totaling $61,004,000 (64%) and $119,084,000 (76%), respectively. In addition, one and five loans totaling approximately $690,000 (0.7%) and $3,318,000 (2%), respectively, were past maturity but current in monthly payments as of September 30, 2011 and December 31, 2010, respectively (combined total of impaired and past maturity loans of $68,849,000 (72%) and $124,883,000 (79%), respectively). Of the impaired and past maturity loans, approximately $23,878,000 (25%) and $46,078,000 (29%), respectively, were in the process of foreclosure and $24,203,000 (25%) and $53,606,000 (34%), respectively, involved borrowers who were in bankruptcy as of September 30, 2011 and December 31, 2010.

During the nine months ended September 30, 2011 and 2010, the Partnership foreclosed on eight and six loans, respectively, with aggregate principal balances totaling approximately $45,610,000 and $20,249,000, respectively, and obtained the properties via the trustee’s sales.

In October 2011 (subsequent to quarter end), the Partnership foreclosed on three first mortgage loans all secured by undeveloped residential and commercial land located in Gypsum, Colorado with an aggregate principal balance of approximately $15,828,000 and obtained the property via the trustee’s sale. It was determined that the fair value of the property was lower than the Partnership’s investments in the loans and a specific loan allowance of approximately $1,053,000 was recorded as of September 30, 2011 which was then recorded as a charge-off against the allowance at the time of foreclosure.

During the nine months ended September 30, 2011, the Partnership assigned two first mortgage loans secured by the same property with an aggregate principal balance totaling $3,500,000 to a new wholly owned LLC entity (Broadway & Commerce, LLC). These loans were then foreclosed upon by the new LLC entity and the property was obtained via the trustee’s sale. In addition, during the nine months ended September 30, 2011, the Partnership assigned one first mortgage loan that was purchased by the Partnership at a discount in 2010, with a principal balance of approximately $602,000, to a new wholly owned LLC entity (Bensalem Primary Fund, LLC).

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$26,219,516	$25,118,880	$36,068,515	$28,392,938
Provision	730,239	(1,223,936)	1,518,969	623,812
Charge-off	(1,544,875)	(576,783)	(12,182,604)	(5,698,589)
Balance, end of period	$25,404,880	$23,318,161	$25,404,880	$23,318,161

As of September 30, 2011 and December 31, 2010, there was a general allowance for loan losses of $3,179,000 and $3,746,000, respectively, and a specific allowance for loan losses on ten and thirteen loans in the total amount of $22,225,880 and $32,322,515, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the allocation of the allowance for loan losses as of and for the three and nine months ended September 30, 2011 and as of and for the year ended December 31, 2010 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condo-miniums	Single Family Homes	Improved and Unimproved Land
2011					Total

Allowance for loan losses:
	Three Months Ended September 30, 2011
Beginning balance	$3,972,925	$5,530,473	$—	$16,716,118	$26,219,516
Charge-offs	—	(1,116,561)	—	(428,314)	(1,544,875)
Provision	(87,238)	6,691	—	810,786	730,239
Ending Balance	$3,885,687	$4,420,603	$—	$17,098,590	$25,404,880

	Nine Months Ended September 30, 2011
Beginning balance	$4,453,677	$15,706,726	$—	$15,908,112	$36,068,515
Charge-offs	—	(11,754,290)	—	(428,314)	(12,182,604)
Provision	(567,990)	468,167	—	1,618,792	1,518,969
Ending balance	$3,885,687	$4,420,603	$—	$17,098,590	$25,804,880

Ending balance: individually evaluated for impairment	$706,687	$4,420,603	$—	$17,098,590	$22,225,880

Ending balance: collectively evaluated for impairment	$3,179,000	$—	$—	$—	$3,179,000

Loans:
Ending balance	$40,097,256	$10,369,535	$250,000	$45,077,912	$95,794,703

Ending balance: individually evaluated for impairment	$12,461,186	$10,369,535	$250,000	$45,077,912	$68,158,633

Ending balance: collectively evaluated for impairment	$27,636,070	$—	$—	$—	$27,636,070

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Commercial Real Estate	Condo-miniums	Apartments	Single Family Homes	Improved and Unimproved Land
2010						Total

Allowance for loan losses:
Beginning balance	$12,617,784	$13,977,684	$—	$6,622	$1,790,848	$28,392,938
Charge-offs	(4,988,010)	(3,761,680)	(94,633)	—	—	(8,844,323)
Provision	(3,176,097)	5,490,722	94,633	(6,622)	14,117,264	16,519,900
Ending balance	$4,453,677	$15,706,726	$—	$—	$15,908,112	$36,068,515

Ending balance: individually evaluated for impairment	$752,297	$15,706,726	$—	$—	$15,863,492	$32,322,515

Ending balance: collectively evaluated for impairment	$3,701,380	$—	$—	$—	$44,620	$3,746,000

Loans:
Ending balance	$69,024,479	$41,037,978	$—	$325,125	$47,277,913	$157,665,495

Ending balance: individually evaluated for impairment	$33,354,222	$41,037,978	$—	$325,125	$46,847,913	$121,565,238

Ending balance: collectively evaluated for impairment	$35,670,257	$—	$—	$—	$430,000	$36,100,257

     The following tables show an aging analysis of the loan portfolio by the time past due as of September 30, 2011 and December 31, 2010:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
September 30, 2011

Commercial real estate	$—	$—	$12,461,186	$12,461,186	$27,636,070	$40,097,256
Condominiums	—	—	10,369,535	10,369,535	——	10,369,535
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	45,077,912	45,077,912	—	45,077,912
	$—	$—	$68,158,633	$68,158,633	$27,636,070	$95,794,703

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2010

Commercial real estate	$2,000,000	$4,492,715	$33,354,222	$39,846,937	$29,177,542	$69,024,479
Condominiums	—	—	41,037,978	41,037,978	—	41,037,978
Single family homes	—	—	325,125	325,125	—	325,125
Improved and unimproved land	—	—	46,847,913	46,847,913	430,000	47,277,913
	$2,000,000	$4,492,715	$121,565,238	$128,057,953	$29,607,542	$157,665,495

                       All of the loans that are 90 or more days past due as listed above are on non-accrual status as of September 30, 2011 and December 31, 2010.

                      The following tables show information related to impaired loans as of and for the three and nine months ended September 30, 2011 and as of and for the year ended December 31, 2010:

	As of September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$10,845,261	$11,263,451	$—
Condominiums	2,873,047	2,834,535	—
Single family homes	250,180	250,000	—
Improved and unimproved land	5,801,418	5,046,974	—

With an allowance recorded:
Commercial Real Estate	1,946,620	1,197,735	706,687
Condominiums	7,972,603	7,535,000	4,420,603
Single family homes	—	—	—
Improved and unimproved land	40,060,685	40,030,938	17,098,590

Total:
Commercial Real Estate	$12,791,881	$12,461,186	$706,687
Condominiums	$10,845,650	$10,369,535	$4,420,603
Single family homes	$250,180	$250,000	$—
Improved and unimproved land	$45,862,103	$45,077,912	$17,098,590

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$12,583,155	$27,593	$21,127,040	$829,072
Condominiums	3,320,306	166,948	3,463,213	256,948
Single family homes	250,180	6,876	267,034	18,336
Improved and unimproved land	5,805,717	70,110	5,567,625	176,204

With an allowance recorded:
Commercial Real Estate	1,343,843	16,711	1,204,921	38,993
Condominiums	7,972,603	82,290	13,501,499	261,279
Single family homes	—	—	—	—
Improved and unimproved land	41,568,416	—	42,539,002	—

Total:
Commercial Real Estate	$13,926,998	$44,304	$22,331,961	$868,065
Condominiums	$11,292,909	$249,238	$16,964,712	$518,227
Single family homes	$250,180	$6,876	$267,034	$18,336
Improved and unimproved land	$47,374,133	$70,110	$48,106,627	$176,204

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	As of December 31, 2010			Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$30,592,387	$30,176,681	$—	$40,078,123	$2,449,101
Condominiums	3,758,642	3,745,857	—	3,764,720	69,026
Apartments	—	—	—	—	—
Single family homes	325,980	325,125	—	313,948	13,451
Improved and unimproved land	18,657,499	18,028,102	—	15,895,534	—

With an allowance recorded:
Commercial Real Estate	3,182,057	3,177,542	752,297	6,174,450	55,703
Condominiums	39,753,600	37,292,121	15,706,726	54,645,622	64,466
Apartments	—	—	—	3,326,308	245,583
Single family homes	—	—	—	—	—
Improved and unimproved land	28,972,550	28,819,811	15,863,492	27,943,631	46,435

Total:
Commercial Real Estate	$33,774,444	$33,354,222	$752,297	$46,252,573	$2,504,804
Condominiums	$43,512,242	$41,037,978	$15,706,726	$58,410,342	$133,492
Apartments	$—	$—	$—	$3,326,308	$245,583
Single family homes	$325,980	$325,125	$—	$313,948	$13,451
Improved and unimproved land	$47,630,048	$46,847,913	$15,863,492	$43,839,165	$46,435

The Partnership’s average recorded investment in impaired loans (including loans delinquent in payments greater than 90 days) was approximately $152,560,000 for the nine months ended September 30, 2010.  Interest income recognized on impaired loans totaled approximately $816,000 for the three months ended September 30, 2010 and $2,275,000 for the nine months ended September 30, 2010.  Interest income received on impaired loans totaled approximately $918,000 for the three months ended September 30, 2010 and $3,002,000 for the nine months ended September 30, 2010.

Troubled Debt Restructurings

The Partnership has allocated approximately $41,000 of specific reserves to borrowers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011.  The Partnership has not committed to lend additional amounts to any of these borrowers.

During the nine months ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: an

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

extension of the maturity date and a reduction of the stated interest rate of the loan or a reduction in the monthly interest payments due under the loan with all deferred interest due at the extended maturity date.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 20 months to 7 years. Modifications involving a reduction in the monthly interest payment due and the extension of the maturity date were for periods ranging from 5 months to 1 year.

The following tables show information related to loan modifications made by the Partnership during the year ended September 30, 2011:
	Modifications As of September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial Real Estate	1	$236,652	$78,000
Condominiums	1	3,531,956	3,531,956
Improved and unimproved land	3	5,801,418	5,801,418

Troubled Debt Restructurings	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Commercial Real Estate	—	$—
Condominiums	—	—
Improved and unimproved land	1	2,960,770

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

The Partnership received capital distributions from 1850 of approximately $65,000 during the nine months ended September 30, 2011 and 2010, respectively. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $37,000 and $38,000 during the three months ended September 30, 2011 and 2010, respectively, and $114,000 and $111,000 during the nine months ended September 30, 2011 and 2010, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of September 30, 2011 and December 31, 2010 consists of the following properties acquired through foreclosure:
	2011	2010
Manufactured home subdivision development, Ione, California	$347,730	$347,730
Commercial building, Roseville, California	204,804	204,804
Office condominium complex (16 units), Roseville, California	—	7,312,518
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	432,000	—
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,383,205	3,376,827
Commercial buildings, Sacramento, California	3,890,968	3,890,968
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,015,670	—
Apartment building, Miami, Florida (held within TOTB Miami, LLC) – see Note 6	12,480,000	—
1/7th interest in single family home, Lincoln City, Oregon	85,259	—
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC)	7,315,000	—
	$30,154,636	$15,132,847

During the quarter ended September 30, 2011, the Partnership transferred the marina property located in Oakley, California (held within The Last Resort & Marina, LLC) from held for investment to held for sale because the property is listed for sale and a sale is expected to be completed within one year. The Partnership also recorded an impairment loss of approximately $19,000 on this property during the quarter ended September 30, 2011 as a result of an updated appraisal obtained on the property.

During the nine months ended September 30, 2010, the Partnership sold one house in the manufactured home subdivision development located in Ione, California for net sales proceeds of approximately $88,000, resulting in a loss to the Partnership of approximately $6,000.

During the nine months ended September 30, 2010, the Partnership recorded an impairment loss of approximately $465,000 on 8 units in the office condominium complex located in Roseville, California based on updated sales data obtained, which is reflected in losses on real estate properties in the accompanying consolidated statements of income.

During the nine months ended September 30, 2010, the Partnership sold one commercial building located in Roseville, California for net sales proceeds of approximately $359,000, resulting in a gain to the Partnership of approximately $183,000.

Foreclosure Activity

During the quarter ended September 30, 2011, the Partnership and a third party lender who participated in a first mortgage loan secured by industrial land located in Pomona, California with a principal balance to the Partnership of approximately $5,078,000 contributed their interests in the loan to a new limited liability company, 1875 West Mission Blvd., LLC (“1875”). The lenders then foreclosed on the subject loan and obtained the property via the trustee’s sale within the new LLC. The property is classified as held for sale as it is being actively marketed and a sale is expected within the next one year period. See further details below under 1875 West Mission Blvd., LLC.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2011, the Partnership foreclosed on a first mortgage loan secured by a 1/7th interest in a single family home located in Lincoln City, Oregon in the amount of approximately $75,000 and obtained the property interest via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $10,000 were capitalized to the basis of the property. At the time of foreclosure, the property was classified as held for sale as it is listed for sale and the Partnership expected to complete a sale within one year.

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

The Partnership received repayment of capital contributions of $84,000 during the nine months ended September 30, 2010. The net operating loss to the Partnership from Dation was approximately $20,000 and $13,000 for the three months ended September 30, 2011 and 2010, respectively, and $43,000 and $39,000 for the nine months ended September 30, 2011 and 2010, respectively.

During the first quarter of 2011, the Partnership transferred Dation from real estate held for investment to real estate held for sale as it is now listed for sale and the Partnership expects to complete a sale within one year.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Partnership has a 60% membership interest in 1875 and is entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interest of PNL totaled approximately $2,118,000 as of September 30, 2011.

There was no net income or loss to the Partnership from 1875 for the three months ended September 30, 2011.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of September 30, 2011 and December 31, 2010:

	2011	2010
Light industrial building, Paso Robles, California	$1,508,808	$1,544,866
Commercial buildings, Roseville, California	599,608	617,768
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,369,727	12,627,695
Undeveloped residential land, Madera County, California	720,000	720,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	—	2,048,643
Undeveloped residential land, Marysville, California	403,200	403,200
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	1,927,491	1,843,200
75 improved residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	5,913,600	5,913,600
Undeveloped industrial land, San Jose, California	2,044,800	2,044,800
Undeveloped commercial land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	5,048,891	5,141,275
Two improved residential lots, West Sacramento, California	158,078	510,944
Undeveloped residential land, Coolidge, Arizona	1,056,000	2,099,816
Office condominium complex (16 units), Roseville, California	4,080,000	—
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	9,974,666	10,232,525
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	—	459,580
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,657,641	1,669,318
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,988,850	2,015,683
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,809,295	5,760,719
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,963,964	4,990,566
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	6,456,699	6,536,677
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,274,680	4,359,070
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC)	8,721,270	8,924,607
Industrial building, Chico, California	8,939,754	—
168 condominium units, Miami, Florida (held within TOTB Miami, LLC)	21,681,242	—
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,475,057	—
6 improved residential lots, Coeur D’Alene, Idaho	1,342,000	—
	$115,584,121	$81,933,352

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2011 and December 31, 2010 are as follows:

	2011	2010
Land	$37,361,901	$30,450,217
Buildings and improvements	85,923,223	57,339,490
Other	—	31,555
	123,285,124	87,821,262
Less: Accumulated depreciation	(7,701,003)	(5,887,910)
	$115,584,121	$81,933,352

The acquisition of certain real estate properties through foreclosure (including real estate held for sale- see Note 5) resulted in the following non-cash activity for the nine months ended September 30, 2011 and 2010, respectively:

	2011	2010
Increases:
Real estate held for sale and investment	$55,407,119	$15,547,849
Noncontrolling interests	(16,257,427)	—
Accounts payable and accrued liabilities	(2,980,871)	—
Decreases:
Loans secured by trust deeds, net of allowance for loan losses	(33,427,406)	(14,684,238)
Interest and other receivables	(2,741,415)	(863,611)

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $777,000 and $451,000 for the three months ended September 30, 2011 and 2010, respectively, and $2,096,000 and $1,286,000 for the nine months ended September 30, 2011 and 2010, respectively.

During the quarter ended September 30, 2011, the Partnership obtained updated appraisals on the improved, residential lots located in West Sacramento, California and the undeveloped land located in Coolidge, Arizona and recorded impairment losses of approximately $353,000 and $1,044,000, respectively.

During the quarter ended September 30, 2011, the Partnership transferred the office condominium complex units located in Roseville, California from held for sale to held for investment because the units are no longer listed for sale and many are now being leased.  The Partnership also recorded an impairment loss of approximately $3,247,000 on this property during the quarter ended September 30, 2011 as a result of an updated appraisal obtained on the units.

During the nine months ended September 30, 2011, the Partnership recorded an impairment loss of approximately $292,000 on the condominium complex located in Phoenix, Arizona (held within 54th Street Condos, LLC), based on contracts executed during the quarter to complete unfinished units within the complex. The aggregate contract amounts are higher than previously estimated at the time of foreclosure of the related loan in December 2009. The additional impairment is reflected in losses on real estate properties in the accompanying consolidated statements of income.

Foreclosure Activity

During the quarter ended September 30, 2011, the Partnership foreclosed on a first mortgage loan secured by 6 improved, residential lots located in Coeur D’Alene, Idaho with a principal balance of $2,200,000 and obtained the

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

property via the trustee’s sale. The General Partner was a co-creditor in this loan due to a loan fee that was supposed to be paid to the General Partner at the time the loan was paid off. However, due to an intercreditor agreement between the Partnership and the General Partner, the Partnership must receive its entire investment in the loan (including all accrued, past due interest at the time of foreclosure) prior to any amounts to be paid to the General Partner once the property is sold. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance of approximately $426,000 was recorded as of June 30, 2011. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $2,000. After foreclosure, it was determined that approximately $530,000 in additional improvements costs would be required to complete the lots and ready them for sale. Thus, an additional impairment loss was recorded of $530,000 during the quarter ended September 30, 2011. The property is classified as held for investment as a sale is not expected in the next one year period.

During the quarter ended September 30, 2011, the Partnership foreclosed on two first mortgage loans secured by 15 converted condominium and commercial office units in a building located in Tacoma, Washington with an aggregate principal balance of $3,500,000 and obtained the property via the trustee’s sale. It was determined that the fair value of the property was lower than the Partnership’s investment in the loans (including advances made on the loans of approximately $103,000) and a specific loan allowance of approximately $1,110,000 was recorded as of June 30, 2011. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $7,000. The property is classified as held for investment as a sale is not expected in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Broadway & Commerce, LLC to own and operate the building.

During the nine months ended September 30, 2011, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Chico, California in the amount of $8,500,000 and obtained the property via the trustee’s sale.  In addition, advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $588,000 were capitalized to the basis of the property. The carrying value of this property of $9,088,000 at the time of foreclosure approximated its then current fair value less estimated selling costs. The property is classified as held for investment as a sale is not expected in the next one year period.

During the nine months ended September 30, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 168 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). At the time of foreclosure, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000). The Point and South building units are classified as held for investment as sales are not expected in the next one year period. The North building is classified as held for sale as it is being actively marketed and a sale is expected within the next year (see Note 5). See further details below under TOTB Miami, LLC.

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

The net operating income (loss) to the Partnership from 720 University was approximately $88,000 and $(20,000) (including depreciation and amortization of $141,000 and $121,000) for the three months ended September 30, 2011 and 2010, respectively, and $95,000 and $14,000 (including depreciation and amortization of $371,000 and $396,000) for the nine months ended September 30, 2011 and 2010, respectively. The noncontrolling interest of the joint venture partner of approximately $6,000 and $16,000 as of September 30, 2011 and December 31, 2010, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,370,000 and $12,628,000 as of September 30, 2011 and December 31, 2010, respectively.

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

The Partnership advanced approximately $0 and $93,000 to DarkHorse during the three months ended
September 30, 2011 and 2010, respectively, and $297,000 and $342,000 during the nine months ended September 30, 2011 and 2010, respectively, for operations and improvements. The net operating loss to the Partnership from DarkHorse was approximately $30,000 and $40,000 (including depreciation of $45,000 and $30,000) for the three months ended September 30, 2011 and 2010, respectively, and $290,000 and $347,000 (including depreciation of $129,000 and $93,000) for the nine months ended September 30, 2011 and 2010, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

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

The Partnership advanced approximately $166,000 and $171,000 to Lone Star during the nine months ended
September 30, 2011 and 2010, respectively, for operations. The net operating income (loss) to the Partnership from Lone Star was approximately $1,000 and $(71,000) (including depreciation of $12,000 and $11,000) for the three months ended September 30, 2011 and 2010, respectively, and $(124,000) and $(176,000) (including depreciation of $35,000 and $33,000) for the nine months ended September 30, 2011 and 2010, respectively. Continued operation of Lone Star may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

TOTB Miami, LLC

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the agreement (approximately 56% as of September 30, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,012,000 as of September 30, 2011.

The net operating loss to the Partnership from TOTB was approximately $45,000 and $183,000 (including depreciation of $150,000 and $399,000) for the three and nine months ended September 30, 2011, respectively.

The approximate net operating income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results for the nine months ended September 30, 2011 and 2010 were as follows:
	2011	2010
Anacapa Villas, LLC	$(128,000)	$(163,000)
Baldwin Ranch Subdivision, LLC	(66,000)	(120,000)
The Last Resort and Marina, LLC	(26,000)	(19,000)
33rd Street Terrace, LLC	15,000	14,000
54th Street Condos, LLC	(284,000)	(311,000)
Wolfe Central, LLC	361,000	285,000
AMFU, LLC	25,000	(41,000)
Phillips Road, LLC	75,000	(21,000)
550 Sandy Lane, LLC	133,000	—
1401 on Jackson, LLC	(6,000)	—
Light industrial building, Paso Robles, California	149,000	172,000
Undeveloped industrial land, San Jose, California	(105,000)	(104,000)
Office condominium complex, Roseville, California	(45,000)	(87,000)
Storage facility/business, Stockton, California	177,000	59,000
Industrial building, Chico, California	(319,000)	—

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Certain of the Partnership’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to fifteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to September 30, 2011 and thereafter is as follows:

Year ending September 30:
2012	$5,329,878
2013	2,262,316
2014	1,797,529
2015	1,381,673
2016	1,138,200
Thereafter (through 2026)	3,953,895

$15,863,491

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $544,000 and $658,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,830,000 and $1,713,000 for the nine months ended September 30, 2011 and 2010, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $63,000 and $122,000 for the three months ended September 30, 2011 and 2010, respectively, and $218,000 and $382,000 for the nine months ended September 30, 2011 and 2010, respectively, and are included in the accompanying consolidated statements of operations. As of September 30, 2011 and December 31, 2010, the Partnership owed management and servicing fees to OFG in the amount of approximately $420,000 and $157,000, respectively.

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2011, the management fees would have been $688,000 (increase of $143,000) and $2,403,000 (increase of $572,000), respectively, which would have increased net loss allocated to limited partners by approximately 3.0% and 10.0%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.024 and $.030, respectively, from a loss of $.023 and $.027, respectively. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2010, the management fees would have been $1,339,000 (increase of $681,000) and $4,197,000 (increase of $2,483,000), respectively, which would have decreased net income allocated to limited partners by approximately 38% and 317%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to income (loss) of $.005 and $(.007), respectively, from income of $.007 and $.003, respectively.

In determining the yield to the partners and hence the management fees, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Partnership will vary in amount and percentage from period to period,

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

and while it is possible that OFG will again receive less than the maximum management fees in the future, OFG could decide to receive the maximum management fees at its discretion. The likelihood of OFG receiving the maximum management fees will increase in 2012 and beyond as the average balance of the loan portfolio decreases further with loan foreclosures and payoffs. If OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $4,000 and $2,000 for the three months ended September 30, 2011 and 2010, respectively, and $778,000 and $129,000 for the nine months ended September 30, 2011 and 2010, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $0 and $3,000 for the three months ended September 30, 2011 and 2010, respectively, and $8,000 and $10,000 for the nine months ended September 30, 2011 and 2010, respectively.

OFG originates all loans the Partnership invests in and receives loan origination and extension fees from borrowers. Such fees paid to OFG amounted to approximately $168,000 and $32,000 on loans originated or extended of approximately $10,240,000 and $800,000 for the nine months ended September 30, 2011 and 2010, respectively. A loan fee paid to OFG in the amount of $78,000 during the nine months ended September 30, 2011 was collected from the borrower upon payoff of the related loan in December 2010 and remitted to OFG in January 2011.

OFG is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were $160,000 and $16,000 during the three months ended September 30, 2011 and 2010, respectively, and $477,000 and $47,000 during the nine months ended September 30, 2011 and 2010, respectively.

The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest at least equal to 1% of the limited partners’ capital accounts. The carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of September 30, 2011, the General Partner has made cash capital contributions of $1,496,000 to the Partnership ($88,000 of which was distributed to the General Partner along with limited partner capital distributions in July 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its minimum required capital balance. There was no carried interest expense charged to the Partnership for the three and nine months ended September 30, 2011 and 2010, respectively.

As of December 31, 2010, the General Partner held second (junior to the Partnership’s first deed of trust due to an intercreditor agreement between the parties causing the Partnership to have a senior interest) and fourth deeds of trust in the total amount of approximately $853,000 secured by the same property (and to the same borrower) on which the Partnership had a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust was an exit fee included in the deed of trust at the time of loan origination in 2006. The Partnership foreclosed on its first deed of trust during the quarter ended September 30, 2011 and obtained the property via the trustee’s sale (see Note 6).

NOTE 8 - NOTE PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,281,000 and $10,394,000 as of September 30, 2011 and December 31, 2010, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

unpaid principal due on March 1, 2015. Interest expense was approximately $133,000 and $135,000 for the three months ended September 30, 2011 and 2010, respectively, and $397,000 and $403,000 for the nine months ended September 30, 2011 and 2010, respectively.  The following table shows maturities by year on this note payable as of September 30, 2011:

Year ending September 30:
2012	$157,004
2013	165,268
2014	173,967
2015	9,785,044
$10,281,283

NOTE 9 - LINE OF CREDIT PAYABLE

The Partnership had a line of credit agreement with a group of banks, which provided interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership were pledged as security for the line of credit. The line of credit was guaranteed by the General Partner. The line of credit was fully repaid by the Partnership in December 2010. Interest expense was approximately $351,000 and $1,194,000 for the three and nine months ended September 30, 2010, respectively.

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

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009, 2010 and 2011 (through September 30) scheduled withdrawals in the total amount of approximately $82,400,000 were not made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid. The line of credit was repaid in full by the Partnership in December 2010, and therefore, its restrictions no longer apply. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of the Partnership’s capital, which would prevent any limited partner withdrawals during the same calendar year. There can be no assurance that 10% of the Partnership capital will be distributed in any calendar year, however. In July 2011, the Partnership made a pro rata capital distribution to all partners of approximately $8,588,000, which was approximately 3.1% of total tax basis partners’ capital. The Partnership made another pro rata capital distribution to all partners of approximately $3,000,000 (approximately 1.1% of total tax basis partners’ capital) in October 2011, subsequent to quarter end.

In April 2011, the General Partner temporarily suspended the Distribution Reinvestment Plan (the “Plan”) for all limited partners, in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership Agreement requires that 86.5% of capital contributions

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

to the Partnership be committed to mortgage loan investments, but also limits the Partnership’s ability to make additional investments in mortgage loans while the Partnership has qualifying withdrawal requests from limited partners that are pending and unpaid.  In recent years, Partnership liquidity issues have limited the Partnership’s ability to honor withdrawal requests and/or make pro rata capital distributions at the maximum level (10%), which has restricted the Partnership’s additional mortgage lending activities.

NOTE 11 – FAIR VALUE

The Partnership measures its financial and nonfinancial assets and liabilities pursuant to ASC 820 – Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined periodically by third party appraisals (by licensed appraisers), broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure and is recorded at acquisition at the lower of the recorded investment in the loan, plus any senior indebtedness (if any), or at the property’s net realizable value, which is the fair value less estimated costs to sell, as applicable.  The fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as commercial real estate appraisers and brokers. Subsequent to acquisition, real estate held for sale is analyzed periodically for changes in fair values. In addition, management periodically compares the carrying value of real estate held for investment to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds the estimate of future undiscounted cash flows, the assets are reduced to estimated fair value. As fair value of real estate held for investment is generally based upon the future undiscounted cash flows, the Partnership records the impairment on these properties as nonrecurring Level 3.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about the Partnership’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Nonrecurring:
Impaired loans:
Commercial	$ 529,200	—	—	$ 529,200
Condominiums	3,552,000	—	—	3,552,000
Improved and unimproved land	25,862,007	—	—	25,862,007
Total	$ 29,943,207	—	—	$ 29,943,207

Real estate properties:
Commercial	$ 11,990,976	—	—	$ 11,990,976
Condominiums	12,480,000	—	—	12,480,000
Single family homes	2,448,660	—	—	2,448,660
Improved and unimproved land	20,421,478	—	—	20,421,478
Total	$ 47,341,114	—	—	$ 47,341,114

2010
Nonrecurring:
Impaired loans:
Commercial	$ 1,766,400	—	—	$ 1,766,400
Condominiums	24,046,874	—	—	24,046,874
Improved and unimproved land	14,579,177	—	—	14,579,177
Total	$ 40,392,451	—	—	$ 40,392,451

Real estate properties:
Commercial	$ 16,628,315	—	—	$ 16,628,315
Single family homes	347,730	—	—	347,730
Improved and unimproved land	10,550,400	—	—	10,550,400
Total	$ 27,526,445	—	—	$ 27,526,445

During the nine months ended September 30, 2011 and 2010, there were no transfers in or out of Levels 1 and 2.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2011	$ 40,392,451	$ 27,526,445
Total realized and unrealized gains and losses: Included in net loss	(2,085,969)	(5,484,923)
Foreclosures	(21,917,339)	55,407,119
Loan payoffs	(1,408,514)	—
Real estate sales	—	—
Transfers in and/or out of Level 3	14,962,578	(30,107,527)
Balance, September 30, 2011	$ 29,943,207	$ 47,341,114

Balance, January 1, 2010	$ 38,581,158	$ 27,733,449
Total realized and unrealized gains and losses: Included in net loss	(1,920,012)	(465,294)
Foreclosures	(11,656,881)	15,547,849
Loan payoffs	(3,353,374)	—
Real estate sales	—	(93,953)
Transfers in and/or out of Level 3	26,380,302	(19,907,899)
Balance, September 30, 2010	$ 48,031,193	$ 22,814,152

The following methods and assumptions were used to estimate the fair value of financial instruments not recognized at fair value in the accompanying consolidated balance sheets pursuant to ASC 825-10.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents of approximately $11,282,000 and $5,375,000 as of September 30, 2011 and December 31, 2010, respectively, approximates the fair value because of the relatively short maturity of these instruments.

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The carrying value of the Partnership’s certificates of deposit of approximately $1,992,000 and $2,004,000 as of September 30, 2011 and December 31,

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

2010, respectively, approximates the fair value. Fair value measurements are estimated using a matrix based on interest rates.

Loans Secured by Trust Deeds

The carrying value of loans secured by trust deeds (net of allowance for loan losses) of approximately $70,389,000 and $121,597,000 as of September 30, 2011 and December 31, 2010, respectively, other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of accrued interest and advances related thereto has also been considered in evaluating the fair value versus the carrying value.

Investment in Limited Liability Company

The carrying value of the Partnership’s investment in limited liability company of approximately $2,191,000 and $2,142,000 as of September 30, 2011 and December 31, 2010, respectively, approximates fair value.

Note Payable

The fair value of the Partnership’s note payable with a carrying value of approximately $10,281,000 and $10,394,000 as of September 30, 2011 and December 31, 2010, respectively, is estimated to be approximately $10,324,000 and $10,446,000 as of September 30, 2011 and December 31, 2010, respectively. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

Other Financial Instruments

The carrying values of the following financial instruments as of September 30, 2011 and December 31, 2010 are estimated to approximate fair values due to the short term nature of these instruments.

	2011	2010

Interest and other receivables	$2,100,516	$4,493,614
Due to general partner	$419,536	$682,231
Accrued interest payable (included in accounts payable and accrued liabilities)	$43,438	$45,376

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 (see Note 4).  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. During 2008, the Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate. As of September 30, 2011 and December 31, 2010, approximately $461,000 and $550,000, respectively, of this obligation remains accrued on the Partnership’s books. The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Contractual Obligation

In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona. Construction began during the third quarter of 2011 and should be completed within six to nine months.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

PART I – Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-Q may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in the Partnership’s Form 10-Q and in the most recent Form 10-K. Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates or determinations as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2011 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions, including a continued downturn in the real estate markets where the Partnership has made loans, adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the fair value of the property as collateral; (2) the valuation of real estate held for sale and investment (at acquisition and subsequently); and (3) the estimate of environmental remediation liabilities. At September 30, 2011, the Partnership owned thirty-four real estate properties, including seventeen within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  After acquisition, real estate held for sale is analyzed periodically for changes in in fair values.

Real estate held for investment includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure (including thirteen properties within consolidated limited liability companies) that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held for investment is recorded at acquisition at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $544,000 and $658,000 for the three months ended September 30, 2011 and 2010, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $63,000 and $122,000 for the three months ended September 30, 2011 and 2010, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees paid to OFG amounted to approximately $168,000 and $32,000 on loans originated or extended of approximately $10,240,000 and $800,000 for the nine months ended September 30, 2011 and 2010, respectively. There were no fees paid to OFG during the three months ended September 30, 2011 and 2010.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $4,000 and $2,000 for the three months ended September 30, 2011 and 2010, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $0 and $3,000 for the three months ended

September 30, 2011 and 2010, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities. The General Partner is also entitled to reimbursement for the salaries and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $160,000 and $16,000 during the three months ended September 30, 2011 and 2010, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of September 30, 2011, the General Partner has made cash capital contributions of $1,496,000 to the Partnership ($88,000 of which was distributed to the General Partner along with limited partner capital distributions in July 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership for the three months ended September 30, 2011 and 2010, respectively.

Results of Operations

Overview

The Partnership invests in mortgage loans on real property located in the United States that are primarily originated by the General Partner. The Partnership’s primary objective is to generate monthly income from its investments in mortgage loans and real estate properties that were acquired through foreclosure. The Partnership’s focus is on making mortgage loans to owners and developers of real property whose financing needs are often not met by traditional mortgage lenders. These include borrowers that traditional lenders may not normally consider because of perceived credit risks based on ratings or experience levels, and borrowers who require faster loan decisions and funding. One of the Partnership’s competitive advantages has been the ability to approve loan applications and fund more quickly than traditional lenders.

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

Due to the declining economy and reductions in real estate values beginning in 2008, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of September 30, 2011, approximately 72% of Partnership loans are impaired, greater than 90 days delinquent in payments and/or past maturity. In addition, the Partnership now owns approximately $146,000,000 of real estate held for sale or investment.

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

The Partnership’s operating results are affected primarily by:

•	the level of delinquencies on mortgage loans;
•	the level of foreclosures and related loan and real estate losses experienced;
•	the income or losses from foreclosed properties prior to the time of disposal;
•	the impairment of foreclosed properties;
•	the amount of cash available to invest in mortgage loans;
•	the amount of borrowing to finance mortgage loan investments and the Partnership’s cost of funds on such borrowing;
•	the level of real estate lending activity in the markets serviced;
•	the ability to identify and lend to suitable borrowers; and
•	the interest rates the Partnership is able to charge on loans;

From 2007 to 2011, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate increased substantially from 5.0% in December 2007 to 9.4% in December 2008. However, it declined slightly to 9.1% in September 2011. The California unemployment rate increased from 6.1% in December 2007 to 12.1% in September 2011. The growth of the Gross Domestic Product slowed from 1.9% (revised) in 2007 to 0% (revised) in 2008 and declined 2.6% (revised) in 2009. The Gross Domestic Product increased by an annualized rate of 3.7%, 1.7%, 2.6% and 3.1%  in the four quarters of 2010, respectively. In the first, second and third quarters of 2011, the GDP increased by an annual rate of 0.4% (revised), 1.3% and 2.5% (estimate), respectively. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remains as of September 30, 2011.

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

Although currently the General Partner believes that only thirteen of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), real estate values could decrease further. The Partnership continues to perform periodic evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008 and a decreased ability to meet those requests. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the adoption of amendments to the Partnership Agreement), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009, 2010 and 2011 (through September 30) scheduled withdrawals of approximately $82,400,000 have not been made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit is fully repaid. The line of credit was paid in full in December 2010. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to partners of up to 10% of limited partner capital, which would prevent any limited partner withdrawals during the same calendar year. There can be no assurance that 10% of the Partnership capital will be distributed in any calendar year, however. In July 2011, the Partnership made a pro rata capital distribution to all partners of approximately $8,588,000, which was approximately 3.1% of total tax basis partners’ capital. The Partnership made another pro rata capital distribution to all partners of approximately $3,000,000 (approximately 1.1% of total tax basis partners’ capital) in October 2011, subsequent to quarter end. As of October 2011, approximately 4.2% of Partnership capital has been distributed to partners. It does not appear likely that the 10% maximum will be reached in 2011 because the Partnership has not received the level of loan payoffs and real estate sales to reach the limit and needs to have funds in reserve for improvements required on certain of its real estate properties.

Although it appears that the U.S. economy has recently experienced positive growth, continued unemployment could continue to negatively affect the values of real estate held by the Partnership and real estate securing Partnership loans. This could potentially lead to even greater delinquencies and foreclosures, further reducing the liquidity and net income (yield) of the Partnership, decreasing the cash available for distribution in the form of net income and capital redemptions, and increase real estate held by the Partnership. If the Partnership were to experience severe liquidity issues in the future and is not able to cover costs with revenues generated from loans or real estate properties, it may be required to sell real estate assets at reduced values which could result in losses to the Partnership.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of September 30, 2011, 52.9% of loans were secured by real estate in Northern California, while 16.5%, 11.0%, 7.9%, 4.2%, 3.0% and 2.5% were secured by real estate in Colorado, New York, Arizona, Pennsylvania, Utah and Washington, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Total revenues	$5,475,722	$4,362,114	$14,107,268	$12,603,549
Total expenses	10,427,051	2,572,963	20,095,559	11,818,076

Net (loss) income	$(4,951,329)	$1,789,151	$(5,988,291)	$785,473

Less: Net loss (income) attributable to noncontrolling interests	152,881	196	260,257	(608)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(4,798,448)	$1,789,347	$(5,728,034)	$784,865

Net (loss) income allocated to limited partners	$(4,751,022)	$1,771,335	$(5,668,737)	$776,376

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(0.023)	$0.007	$(0.027)	$0.003

Annualized rate of return to limited partners (1)	(9.3)%	3.0%	(3.6)%	0.4%

Distribution per partnership unit (yield) (2)	0.9%	1.5%	(3.7)%	1.1%

Weighted average limited partnership units	205,063,000	239,951,000	211,643,000	240,794,000

(1)
The annualized rate of return to limited partners is calculated based upon the net (loss) income allocated to limited partners per weighted average limited partnership unit as of September 30, 2011 and 2010 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution or loss allocated to partners by the prior month’s ending partners’ capital balance.

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Total Revenues

Interest income on loans secured by trust deeds decreased $1,565,000 (25.1%) during the nine months ended September 30, 2011, respectively, as compared to the same period in 2010, primarily due to a decrease in the average balance of performing loans in the Partnership’s loan portfolio of approximately 36% for the nine months ended September 30, 2011 as compared to 2010.

Gain on sales of real estate decreased $299,000 (93.9%) during the nine months ended September 30, 2011, as compared to the same period in 2010. During the nine months ended September 30, 2011, the Partnership recognized $20,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.  During the nine months ended September 30, 2010, the Partnership sold a commercial building in the complex located in Roseville, California for a gain of approximately $183,000, a commercial retail complex located in Hilo, Hawaii for a gain of approximately, $161,000,  a house in the manufactured home subdivision development located in Ione, California for a loss of approximately $6,000, a vacant parcel of land adjacent to the retail complex located in Greeley, Colorado (held within 720 University LLC) for a loss of $37,000, and recognized $18,000 in deferred gain related to the sale of the Bayview Gardens property in 2006.

Total Expenses

Management fees to the General Partner decreased $114,000 (17.3%) during the three months ended September 30, 2011, as compared to the same period in 2010 and increased $117,000 (6.8%) during the nine months ended September 30, 2011, as compared to the same period in 2010.  For the nine months ended September 30, 2011, while the General Partner did not collect the maximum management fees, it collected management fees equal to the minimum amount that the General Partner determined it needed to be paid in fees from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

Servicing fees to the General Partner decreased $59,000 (48.7%) and $163,000 (42.8%) during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 49% and 43% during the three and nine months ended September 30, 2011, respectively.

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2011, the management fees would have been $688,000 (increase of $143,000) and $2,403,000 (increase of $572,000), respectively, which would have increased net loss allocated to limited partners by approximately 3.0% and 10.0%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.024 and $.030, respectively, from a loss of $.023 and $.027, respectively. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2010, the management fees would have been $1,339,000 (increase of $681,000) and $4,197,000 (increase of $2,483,000), respectively, which would have decreased net income allocated to limited partners by approximately 38% and 317%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to income (loss) of $.005 and $(.007), respectively, from income of $.007 and $.003, respectively.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2008, 2009 and 2010 and the nine months ended September 30, 2011 (annualized), the management fees were 1.53%, 0.89%, 1.00% and 2.10% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased significantly between 2010 and 2011, the total amount of management and servicing fees combined has actually decreased approximately $46,000 (2.2%) between the nine months ended September 30, 2010 and 2011 because the weighted average balance of the loan portfolio has decreased by approximately 43% between the nine months ended September 30, 2010 and 2011.

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

Administrative/accounting expense increased $34,000 and $115,000 and real estate management/operations expense increased $102,000 and $293,000 (included in rental and other expenses on real estate properties in the statement of operations) during the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.  The Partnership Agreement provides that the Partnership may reimburse the General Partner for the salaries and related salary expenses of the General Partner’s non-management and non-supervisory personnel performing services which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). Because of increased loan delinquencies and the resulting foreclosures by the Partnership in the past few years, owned real estate has comprised a greater percentage of the Partnership’s assets than has historically been the case.  As a result, the General Partner has been required to devote more personnel resources to the administration and operation of the Partnership’s real estate assets. While the General Partner has chosen in the past not to seek reimbursement for its personnel costs associated with the real estate owned by the Partnership, the General Partner has determined that it is appropriate and reasonable to do so beginning in 2011, in light of these increased burdens being placed on the General Partner.  As permitted by the Partnership Agreement, the costs that are being reimbursed by the Partnership are for the actual salary and related salary costs of certain non-management and non-supervisory personnel providing administrative, accounting and real estate management/operations services, with respect to the Partnership’s real estate assets.

Legal and professional expenses increased $19,000 (17.2%) and $53,000 (14.9%) during the three and nine months ended September 30, 2011, as compared to the same period in 2010, primarily due to increased legal and appraisal costs incurred on delinquent loans and loans in the process of foreclosure during 2011 that were not incurred during the same period in 2010.

Interest expense decreased $353,000 (72.6%) and $1,200,000 (75.1%) during the three and nine months ended September 30, 2011, as compared to the same periods in 2010, due to the full repayment of the Partnership’s line of credit in December 2010. Thus, no interest expense was incurred by the Partnership on the line of credit during the three and nine months ended September 30, 2011.

The provisions for loan losses of $730,000 and $1,519,000 during the three and nine months ended September 30, 2011, respectively, were the result of analyses performed on the loan portfolio. The general loan loss allowance decreased $30,000 and $567,000 during the three and nine months ended September 30, 2011 due primarily to an increase in impaired loans that were analyzed for a specific allowance and a lesser amount of non-delinquent loans in the Partnership’s portfolio in 2011. The specific loan loss allowance increased $760,000 and $2,086,000 during the three and nine months ended September 30, 2011, as reserves were increased or established on ten loans. The Partnership also charged-off $12,183,000 from the allowance for five loans that were foreclosed upon by the Partnership during the nine months ended September 30, 2011. The Partnership recorded a provision for loan losses of $624,000 during the nine months ended September 30, 2010.

The impairment losses on real estate properties of $5,485,000 and $465,000 during the nine months ended September 30, 2011 and 2010, respectively, were the result of updated appraisals or other valuation information obtained on certain Partnership real estate properties.

Net Loss from Rental and Other Real Estate Properties

Net loss from rental and other real estate properties increased $80,000 (12.7%) during the nine months ended September 30, 2011, as compared to the same period in 2010. The increased losses during the nine months ended September 30, 2011 as compared to 2010 were due primarily to additional net losses incurred on real estate foreclosed in the past nine months and depreciation incurred on several of the Partnership’s real estate properties held for investment.

Financial Condition

September 30, 2011 and December 31, 2010

Loan Portfolio

The number of Partnership mortgage investments decreased from 39 to 30, and the average loan balance decreased from $4,043,000 to $3,193,000, between December 31, 2010 and September 30, 2011.

As of September 30, 2011 and December 31, 2010, the Partnership had twenty-one and twenty-four loans, respectively, that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $68,159,000 (71%) and $121,565,000 (77%), respectively.  This included seventeen and twenty-two past maturity loans totaling $61,004,000 (64%) and $119,084,000 (76%), respectively. In addition, one and five loans totaling approximately $690,000 (0.7%) and $3,318,000 (2%), respectively, were past maturity but current in monthly payments as of September 30, 2011 and December 31, 2010, respectively (combined total of impaired and past maturity loans of $68,849,000 (72%) and $124,883,000 (79%), respectively). Of the impaired and past maturity loans, approximately $23,878,000 (25%) and $46,078,000 (29%), respectively, were in the process of foreclosure and $24,203,000 (25%) and $53,606,000 (34%), respectively, involved borrowers who were in bankruptcy as of September 30, 2011 and December 31, 2010.

During the nine months ended September 30, 2011 and 2010, the Partnership foreclosed on eight and six loans, respectively, with aggregate principal balances totaling approximately $45,610,000 and $20,249,000, respectively, and obtained the properties via the trustee’s sales.

As of September 30, 2011 and December 31, 2010, the Partnership held the following types of mortgages:

	2011	2010
By Property Type:
Commercial	$40,097,256	$69,024,479
Condominiums	10,369,535	41,037,978
Single family homes (1-4 units)	250,000	325,125
Improved and unimproved land	45,077,912	47,277,913
	$95,794,703	$157,665,495
By Deed Order:
First mortgages	$75,079,728	$139,169,446
Second and third mortgages	20,714,975	18,496,049
	$95,794,703	$157,665,495

As of September 30, 2011 and December 31, 2010, approximately 53% and 39% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 61% of the Partnership’s mortgage loans as of September 30, 2011 were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past three years.

The Partnership’s investment in loans decreased by $61,871,000 (39.2%) during the nine months ended September 30, 2011 as a result of foreclosures and loan payoffs. The Partnership is not presently able to originate new loans due to cash flow constraints and restrictions in its governing documents that require the Partnership to distribute proceeds from loan payoffs and real estate sales to partners in the form of withdrawals or pro rata capital distributions (up to 10% per year) prior to making new loans.

The General Partner decreased the allowance for loan losses by $10,664,000 and $5,075,000 (provision net of charge-offs) during the nine months ended September 30, 2011 and 2010, respectively.  The General Partner believes that this allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans in the process of foreclosure and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowances for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Balance, beginning of period	$36,068,515	$28,392,938
Provision	1,518,969	623,812
Charge-offs	(12,182,604)	(5,698,589)
Balance, end of period	$25,404,880	$23,318,161

The Partnership’s allowance for loan losses was $25,404,880 and $36,068,515 as of September 30, 2011 and
December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, there was a general allowance for loan losses of $3,179,000 and $3,746,000, respectively, and a specific allowance for loan losses on ten loans in the total amount of $22,225,880 and $32,322,515, respectively.

Real Estate Properties Held for Sale and Investment

As of September 30, 2011, the Partnership held title to thirty-four properties that were acquired through foreclosure with a total carrying amount of approximately $145,739,000 (including properties held in seventeen limited liability companies), net of accumulated depreciation of $7,701,000. As of September 30, 2011, properties held for sale total $30,155,000 and properties held for investment total $115,584,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Balance, beginning of period	$97,066,199	$79,888,536
Real estate acquired through foreclosure, net of specific loan loss allowance	55,407,119	15,547,849
Investments in real estate properties	846,827	596,632
Sales of real estate properties	—	(2,163,613)
Impairment losses on real estate properties	(5,484,923)	(465,294)
Depreciation of properties held for investment	(2,096,465)	(1,123,016)
Balance, end of period	$145,738,757	$92,281,094

Thirteen of the Partnership’s thirty-four properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $6,559,000 (including depreciation expense of $1,123,000) to $9,966,000 (including depreciation expense of $2,096,000) (increase of 52%) for the nine months ended September 30, 2010 and 2011, respectively, and revenues associated with these properties have increased from approximately $5,924,000 to $9,280,000 (increase of 57%), thus generating a net loss from real estate properties of $716,000 during the nine months ended September 30, 2011 (compared to $635,000 for the same period in 2010).

During the quarter ended September 30, 2011, the Partnership obtained updated appraisals on the improved, residential lots located in West Sacramento, California and the undeveloped land located in Coolidge, Arizona and recorded impairment losses of approximately $353,000 and $1,044,000, respectively.

During the quarter ended September 30, 2011, the Partnership transferred the marina property located in Oakley, California (held within The Last Resort & Marina, LLC) from held for investment to held for sale because the property is listed for sale and a sale is expected to be completed within one year. The Partnership also recorded an impairment loss of approximately $19,000 on this property during the quarter ended September 30, 2011 as a result of an updated appraisal obtained on the property.

During the quarter ended September 30, 2011, the Partnership transferred the office condominium complex units located in Roseville, California from held for sale to held for investment because the units are no longer listed for sale and many are now being leased.  The Partnership also recorded an impairment loss of approximately $3,247,000 on this property during the quarter ended September 30, 2011 as a result of an updated appraisal obtained on the units.

During the nine months ended September 30, 2011, the Partnership recorded an impairment loss of approximately $292,000 on the condominium complex located in Phoenix, Arizona (held within 54th Street Condos, LLC), based on contracts executed during the quarter to complete unfinished units within the complex. The aggregate contract amounts are higher than previously estimated at the time of foreclosure of the related loan in December 2009.

Foreclosure Activity

During the quarter ended September 30, 2011, the Partnership and a third party lender who participated in a first mortgage loan secured by industrial land located in Pomona, California with a principal balance to the Partnership of approximately $5,078,000 contributed their interests in the loan to a new limited liability company, 1875 West Mission Blvd., LLC (“1875”). The lenders then foreclosed on the subject loan and obtained the property via the trustee’s sale within the new LLC. The property is classified as held for sale as it is being actively marketed and a sale is expected within the next one year period. See further details below under 1875 West Mission Blvd., LLC.

During the quarter ended September 30, 2011, the Partnership foreclosed on a first mortgage loan secured by 6 improved, residential lots located in Coeur D’Alene, Idaho with a principal balance of $2,200,000 and obtained the property via the trustee’s sale. The General Partner was a co-creditor in this loan due to a loan fee that was supposed to be paid to the General Partner at the time the loan was paid off. However, due to an intercreditor agreement between the Partnership and the General Partner, the Partnership must receive its entire investment in the loan (including all accrued, past due interest at the time of foreclosure) prior to any amounts to be paid to the General Partner once the property is sold. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance of approximately $426,000 was recorded as of June 30, 2011. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $2,000. After foreclosure, it was determined that approximately $530,000 in additional improvements costs would be required to complete the lots and ready them for sale. Thus, an additional impairment loss was recorded of $530,000 during the quarter ended September 30, 2011. The property is classified as held for investment as a sale is not expected in the next one year period.

During the quarter ended September 30, 2011, the Partnership foreclosed on two first mortgage loans secured by 15 converted condominium and commercial office units in a building located in Tacoma, Washington with an aggregate principal balance of $3,500,000 and obtained the property via the trustee’s sale. It was determined that the fair value of the property was lower than the Partnership’s investment in the loans and a specific loan allowance was established of approximately $1,110,000 as of June 30, 2011. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $7,000. The property is classified as held for investment as a sale is not expected in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Broadway & Commerce, LLC to own and operate the complex.

During the nine months ended September 30, 2011, the Partnership foreclosed on a first mortgage loan secured by a 1/7th interest in a single family home located in Lincoln City, Oregon in the amount of approximately $75,000 and obtained the property interest via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $10,000 were capitalized to the basis of the property. The property is classified as held for sale as it is listed for sale and the Partnership expects to complete a sale within the next year.

During the nine months ended September 30, 2011, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Chico, California in the amount of $8,500,000 and obtained the property via the trustee’s sale.  In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $588,000 were capitalized to the basis of the property. The carrying value of this property of $9,088,000 at the time of foreclosure approximated its then current fair value less estimated selling costs. The property is classified as held for investment as a sale is not expected in the next one year period.

During the nine months ended September 30, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new, wholly-owned limited liability company, TOTB Miami, LLC, to own and operate the complex (see Note 6). The complex consists of three buildings, two of which have been renovated and are being leased, and in which 168 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). At the time of foreclosure, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loans (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000). The Point and South building units are classified as held for investment as sales are not expected in the next one year period. The North building is classified as held for sale as it is being actively marketed and a sale is expected within the next year.

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

The net operating income (loss) to the Partnership from 720 University was approximately $88,000 and $(20,000) (including depreciation and amortization of $141,000 and $121,000) for the three months ended September 30, 2011 and 2010, respectively, and $95,000 and $14,000 (including depreciation and amortization of $371,000 and $396,000) for the nine months ended September 30, 2011 and 2010, respectively. The noncontrolling interest of the joint venture partner of approximately $6,000 and $16,000 as of September 30, 2011 and December 31, 2010, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,370,000 and $12,628,000 as of September 30, 2011 and December 31, 2010, respectively.

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

The net operating loss to the Partnership from Dation was approximately $20,000 and $13,000 for the three months ended September 30, 2011 and 2010, respectively, and $43,000 and $39,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The Partnership advanced approximately $0 and $93,000 to DarkHorse during the three months ended
September 30, 2011 and 2010, respectively, and $297,000 and $342,000 during the nine months ended September 30, 2011 and 2010, respectively, for operations and improvements. The net operating loss to the Partnership from DarkHorse was approximately $30,000 and $40,000 (including depreciation of $45,000 and $30,000) for the three months ended September 30, 2011 and 2010, respectively, and $290,000 and $347,000 (including depreciation of $129,000 and $93,000) for the nine months ended September 30, 2011 and 2010, respectively. Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

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

The Partnership advanced approximately $166,000 and $171,000 to Lone Star during the nine months ended
September 30, 2011 and 2010, respectively, for operations. The net operating income (loss) to the Partnership from Lone Star was approximately $1,000 and $(71,000) (including depreciation of $12,000 and $11,000) for the three months ended September 30, 2011 and 2010, respectively, and $(124,000) and $(176,000) (including depreciation of $35,000 and $33,000) for the nine months ended September 30, 2011 and 2010, respectively. Continued operation of Lone Star may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements.

TOTB Miami, LLC

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the Agreement (approximately 57% as of September 30, 2011). It was determined that the Partnership is the primary beneficiary of TOTB due to the Partnership’s power to direct the management, operations and sale of all or a portion of the properties and the Partnership’s obligation to absorb future losses of TOTB, which may be significant, and thus, the assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,012,000 as of September 30, 2011.

The net operating loss to the Partnership from TOTB was approximately $45,000 and $183,000 (including depreciation of $150,000 and $399,000) for the three and nine months ended September 30, 2011, respectively.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Partnership has a 60% membership interest in 1875 and will collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interest of PNL totaled approximately $2,118,000 as of September 30, 2011.

There was no net income or loss to the Partnership from 1875 for the three months ended September 30, 2011.

The approximate net operating income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results, for the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Anacapa Villas, LLC	$(128,000)	$(163,000)
Baldwin Ranch Subdivision, LLC	(66,000)	(120,000)
The Last Resort and Marina, LLC	(26,000)	(19,000)
33rd Street Terrace, LLC	15,000	14,000
54th Street Condos, LLC	(284,000)	(311,000)
Wolfe Central, LLC	361,000	285,000
AMFU, LLC	25,000	(41,000)
Phillips Road, LLC	75,000	(21,000)
550 Sandy Lane, LLC	133,000	—
1401 on Jackson, LLC	(6,000)	—
Light industrial building, Paso Robles, California	149,000	172,000
Undeveloped industrial land, San Jose, California	(105,000)	(104,000)
Office condominium complex, Roseville, California	(45,000)	(87,000)
Storage facility/business, Stockton, California	177,000	59,000
Industrial building, Chico, California	(319,000)	—

Cash, Cash Equivalents and Certificates of Deposit

Cash, cash equivalents and certificates of deposit increased from approximately $7,379,000 as of
December 31, 2010 to approximately $13,275,000 as of September 30, 2011 (increase of $5,896,000 or 79.9%) due primarily to loan payoffs received by the Partnership  of approximately $16,260,000 net of capital distributions to partners of approximately $8,588,000 and use of Partnership cash to pay delinquent property taxes of TOTB of approximately $2,580,000.

Interest and Other Receivables

Interest and other receivables decreased from approximately $4,494,000 as of December 31, 2010 to $2,101,000 as of September 30, 2011 ($2,393,000 or 53.3%) due primarily to foreclosures that resulted in certain receivables being reclassified to real estate held for sale and/or investment.

Accrued Distributions Payable

Accrued distributions payable increased from approximately $46,000 as of December 31, 2010 to $178,000 as of
September 30, 2011 due to additional tax basis income earned and distributed to partners in October 2011 as compared to January 2011.

Due to General Partner

Due to General Partner decreased from approximately $682,000 as of December 31, 2010 to approximately $420,000 as of September 30, 2011, ($263,000 or 38.5%) due primarily to additional interest, late charges and an extension fee in the aggregate amount of approximately $519,000 collected on a delinquent Partnership loan that paid off in full in December 2010, and which was not disbursed to the General Partner until January 2011. Accrued management and service fees due to the General Partner as of September 30, 2011 increased approximately $262,000, as compared to December 31, 2010. These fees are paid pursuant to the Partnership Agreement (see

“Results of Operations” above) and can fluctuate from month to month.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,387,000 as of December 31, 2010 to approximately $3,436,000 as of September 30, 2011 ($1,049,000 or 43.9%) due primarily to an increase in accrued expenses on Partnership real estate acquired through foreclosure in 2011.

Noncontrolling Interests

Noncontrolling interests increased from approximately $16,000 as of December 31, 2010 to approximately $16,135,000 as of September 30, 2011, due to the foreclosure of two loans during the nine months ended September 30, 2011 and the acquisition by two new LLC entities (TOTB Miami, LLC or “TOTB” and 1875 West Mission Blvd., LLC or “1875”) of the properties securing the foreclosed loans. The loans had been subject to co-lending agreements with three and one other lender(s) (one of which was the General Partner on TOTB) who are now members in TOTB and 1875, respectively, along with the Partnership. The consolidation of TOTB and 1875 into the Partnership’s books and records gave rise to noncontrolling interests held by the other members of the LLC’s in the aggregate amount of approximately $16,257,000.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2011, management believes that the allowance for loan losses of approximately $25,405,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of swings possible and the

General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of September 30, 2011, twenty-one loans totaling $68,159,000 were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure. This included seventeen past maturity loans totaling $61,004,000. In addition, one loan totaling $690,000 was also past maturity but current in monthly payments as of September 30, 2011 (combined total of impaired and past maturity loans of $68,849,000). The Partnership recorded a charge-off against the allowance for loan losses of approximately $12,183,000 for five foreclosed loans during the nine months ended September 30, 2011 and, after the General Partner’s evaluation of the loan portfolio, recorded an additional provision for loan losses of approximately $1,519,000 for losses that are estimated to have likely occurred, which resulted in a net decrease to the allowance of approximately $10,664,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral values of impaired and past maturity loans.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, cash flows provided by operating activities approximated $294,000. Investing activities provided approximately $15,464,000 of net cash during the nine months, as approximately $16,261,000 was received from the payoff of loans, net of approximately $874,000 used for investing in real estate and equipment.  Approximately $9,850,000 was used in financing activities, as approximately $112,000 was used to repay the note payable and $9,860,000 was distributed to partners in the form of capital and income distributions, net of approximately $136,000 of capital contributions from noncontrolling interests. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. Prior to October 13, 2009, the Partnership Agreement permitted only 10% of limited partner capital to be withdrawn in any calendar year, and effective October 13, 2009 (with the approval of the amendments to the Partnership Agreement by limited partners on such date), this annual 10% limitation applies to the aggregate of limited partner withdrawals and distributions of net proceeds.  As a consequence of the annual 10% limitation, the Partnership was required to suspend approximately $5,000,000 in December 2008 withdrawal requests until January 2009.  All 2009, 2010 and 2011 (through September 30) scheduled withdrawals in the total amount of approximately $82,400,000 were not made because the Partnership has not had sufficient available cash to make such withdrawals and needed to have funds in reserve to pay down its line of credit and for operations.  Also, pursuant to the October 2009 modified line of credit agreement, the Partnership was prohibited from making capital distributions to partners until the line of credit was fully repaid. The line of credit was repaid in full by the Partnership in December 2010, and as a result, the Partnership is no longer subject to the collateral requirements, payment obligations, restrictions on partner distributions and repurchases, and other restrictions imposed by the line of credit agreement. Thus, when funds become available for distribution from net proceeds, the General Partner anticipates causing the Partnership to make a pro rata distribution to all partners of up to 10% of Partnership capital, which would prevent any limited partner withdrawals during the same calendar year. There can be no assurance that 10% of the Partnership capital will be distributed in any calendar year, however. In July 2011, the Partnership made a pro rata capital distribution to all partners of approximately $8,588,000, which was approximately 3.1% of total tax basis partners’ capital. The Partnership made another pro rata capital distribution to all partners of approximately $3,000,000 (approximately 1.1% of total tax basis partners’ capital) in October 2011, subsequent to quarter end.  As of October 2011, approximately 4.2% of Partnership capital has been distributed to partners. It does not appear likely that the 10% maximum will be reached in 2011 because the Partnership has not received the level of loan payoffs and real estate sales to reach the limit and needs to have funds in reserve for improvements required on certain of its real estate properties.

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

Limited partner capital decreased by approximately $15,558,000 during the nine months ended September 30, 2011. Two large components of the decrease in limited partner capital during 2011 were a capital distribution of approximately $8,500,000 made to limited partners and an increase in the allowance for loan losses and impairment losses on real estate properties totaling approximately $7,004,000 during the period. Reinvested distributions from limited partners electing to reinvest were $56,000 and $647,000 for the nine months ended September 30, 2011 and 2010, respectively. There were no limited partner withdrawals for the nine months ended September 30, 2011 and 2010. There was a pro rata capital distribution of $8,588,000 (3.07%) made to all partners during the quarter ended September 30, 2011. Limited partner withdrawal and capital distribution percentages have been 4.70%, 6.34%, 10.00%, 2.01% and 0.00% for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively, and 4.0% for the nine months ended September 30, 2011 (annualized). These percentages are the annual average of the aggregate limited partners’ capital withdrawals and distributions in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,281,000 and $10,394,000 as of September 30, 2011 and December 31, 2010, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of September 30, 2011.

It was determined subsequent to foreclosure of the applicable loans in November 2009 that additional renovation costs in the total amount of approximately $2,300,000 will be required to complete certain of the condominium units located in Phoenix, Arizona owned by the Partnership so that these units may be leased or sold. The funds to pay for these capitalized costs will likely come from either cash reserves or new borrowings securing the property. In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units. Thus, the total estimated cost to complete these units is now estimated to be approximately $2,800,000 (including approximately $460,000 already capitalized as of September 30, 2011). Construction began during the third quarter of 2011 and should be completed within six to nine months. The Partnership recorded an additional impairment loss of approximately $292,000 during the second quarter of 2011 as a result of the higher anticipated costs.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG (amounting to $1,496,000 as of September 30, 2011), up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of September 30, 2011, which is the end of the period covered by this quarterly report on Form 10-Q, the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, as amended) in the fiscal quarter ending September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Partnership may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, resolve the disputes between borrowers, lenders, lien holders and mechanics, or to protect, or recoup its investment from the real property secured by the deeds of trust.  None of these actions would typically be of any material importance.  As of the date hereof, the Partnership is not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 1A. Risk Factors

There have been no material changes in the Partnership’s risk factors as previously disclosed in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.

Item 6. Exhibits

(a)Exhibits
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications pursuant to 18 U.S.C. Section 1350
101
Financial statements from this quarterly report on Form 10-Q, formatted in XBRL: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to such Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: November 14, 2011	By:	/s/ William C. Owens
William C. Owens, President

Dated: November 14, 2011	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: November 14, 2011	By:	/s/ Melina A. Platt
Melina A. Platt, Controller