Form 10-K/A
period 2010-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2012-03-02
CIK 841501

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

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with Registrant’s S-11 Registration Statement No. 333-150248 are incorporated by reference into Part IV.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Owens Mortgage Investment Fund (the “Partnership”) for the fiscal year ended December 31, 2010, as originally filed on March 15, 2011 (the “Original Filing”). This Form 10-K/A amends the Original Filing to reflect a restatement in management’s assessment of the disclosure controls and procedures as of December 31, 2010, and to restate Management’s Report on Internal Control Over Financial Reporting to include a material weakness in the Partnership’s internal control over financial reporting that existed as of December 31, 2010, due to the incorrect reporting of the number of limited partner units outstanding and the disclosure of the net income or loss allocated to limited partners per weighted average limited partnership unit during the periods covered by the Annual Report.

Restatement

The consolidated financial statements for the years ended December 31, 2010 and 2009 have been restated for an error in reporting the number of limited partners units outstanding as summarized below:

	2010	2009
Limited partner units outstanding, as previously reported	217,037,468	241,534,226
Limited partner units outstanding, as restated	290,019,136	289,343,902

Net loss allocated to limited partners per weighted average limited partnership unit, as previously reported	$(0.10)	$(0.08)
Net loss allocated to limited partners per weighted average limited partnership unit, as restated	$(0.08)	$(0.07)

In addition, this Amendment No. 1 includes a restated Report of Independent Registered Public Accounting Firm as part of Item 8, Consolidated Financial Statements and Supplementary Data. The following sections of the Original Filing are revised in this Amendment No. 1:

Part I

Item 1 – Business
Item 1A – Risk Factors

Part II

Item 5 – Market for Registrant’s Limited Partnership Units, Related Unit Holder Matters and Issuer Purchases of Equity Securities
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8 – Consolidated Financial Statements and Supplementary Data
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Financial Statements
Item 9A – Controls and Procedures
•	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
•	Remediation Activities
•	Changes in Internal Control over Financial Reporting
•	Management’s Report on Internal Control Over Financial Reporting

Part IV

Item 15 – Exhibits and Consolidated Financial Statement Schedules

In addition, the General Partner’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2 and 32).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Partnership has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing (except as amended hereby), as well as the Partnership’s other filings subsequent to the filing of the Original Filing, including any amendments to those filings.

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I – Item 1. BUSINESS (RESTATED)

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

Compensation to the General Partner (Restated)

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

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2010, the management fees would have been $5,905,000 (increase of $3,939,000), which would have increased the net loss allocated to limited partners by approximately 17.3% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.09 from a loss of $0.08. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2009, the management fees would have been $6,740,000 (increase of $4,707,000), which would have increased the net loss allocated to limited partners by approximately 23.4% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.09 from a loss of $0.07.

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

PART I - Item 1A. RISK FACTORS (RESTATED)

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

Financial Reporting Risk

The Partnership may fail to maintain an effective system of internal control over financial reporting

As part of the restatement process relating to the filing of this Annual Report, we have conducted an assessment of our internal control over financial reporting, identified a material weakness in our internal control over financial reporting related to the number of limited partnership units outstanding as of December 31, 2010 and 2009, the disclosure of net income or loss allocated to limited partners per weighted average limited partnership unit for those periods, and other related disclosures,  and concluded that our internal control over financial reporting was not effective as of December 31, 2010. As a result, we have specifically implemented remedial work to obtain reasonable assurance regarding our  internal controls over financial reporting related the number of limited partnership units outstanding. See “Controls and Procedures” in Item 9A in this Annual Report. There can be no assurance that our remedial actions will ensure that, in the future, we will not have material weaknesses in internal control over financial reporting relating to the number of limited partnership units outstanding or in other internal control over financial reporting or disclosure controls and procedure issues.

 A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be contained in a periodic report or to detect errors or fraud in a timely matter.  Furthermore, controls and procedures we implement may become inadequate because of changes in conditions and that the degree of compliance with the controls and procedures may deteriorate. If we fail to maintain an effective control system, we may be unable to produce reliable financial reports or prevent fraud. This failure could result in future restatements or delays in filing, or the need to amend filed, periodic reports with the SEC and information we provide our lenders, investors and others, which could result in us incurring additional costs and affect our ability to maintain our existing financing, obtain other financing, or, when needed, raise capital.

PART II - Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (RESTATED)

Market Information

There is no established public market for the trading of Units.

Holders (Restated)

As of December 31, 2010, 2,429 Limited Partners held 290,019,136 Units of limited partnership interests in the Partnership.

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

Securities Authorized for Issuance under Equity Compensation Plans

None

PART II - Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

Summary of Financial Results (Restated)

	Year Ended December 31,
	2010	2009
Total revenues	$16,541,704	$20,939,784
Total expenses	39,373,365	41,065,553

Net loss	$(22,831,661)	$(20,125,769)

Less: Net loss attributable to non-controlling interest	(5,859)	(10,336)

Net loss attributable to Owens Mortgage Investment Fund	$(22,837,520)	$(20,136,105)

Net loss allocated to limited partners	$(22,611,503)	$(19,939,061)

Net loss allocated to limited partners per weighted average limited partnership unit:
As previously reported	$(.10)	$(.08)
As restated	$(.08)	$(.07)

Annualized rate of return to limited partners (1):
As previously reported	(9.5)%	(7.7)%
As restated	(7.8)%	(6.9)%

Distribution per partnership unit (yield) (2)	0.06%	1.8%

Weighted average limited partnership units:
As previously reported	238,570,000	257,692,000
As restated	289,772,000	288,589,000

(1)	The annualized rate of return to limited partners is calculated based upon the net loss allocated to limited partners per weighted average limited partnership unit as of December 31, 2010 and 2009.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s weighted average partners’ capital balance.

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

Total Expenses (Restated)

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

The maximum servicing fees were paid to the General Partner during the years ended December 31, 2010 and 2009. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2010, the management fees would have been $5,905,000 (increase of $3,939,000), which would have increased net loss allocated to limited partners by approximately 17.3%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.09 from a loss of $0.08. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2009, the management fees would have been $6,740,000 (increase of $4,707,000), which would have increased net loss allocated to limited partners by approximately 23.4% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.09 from a loss of $0.07.

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

PART II - Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In the Annual Report of Owens Mortgage Investment Fund, a California Limited Partnership (the “Partnership”) on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”) filed on March 15, 2011, management provided a report that concluded that our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) was effective as of December 31, 2010. On February 6, 2012, management subsequently determined, in consultation with the Partnership’s independent registered public accounting firm, that a material weakness in the Partnership’s internal control over financial reporting existed as of December 31, 2010, due to the incorrect reporting of the number of limited partner units outstanding and the disclosure of the net income or loss allocated to limited partners per weighted average limited partnership unit during the periods covered by the Annual Report.

On February 6, 2012, management of the General Partner, after consultation with the Partnership’s independent registered public accounting firm, concluded that the Partnership had a material weakness in the Partnership’s internal control over financial reporting as of December 31, 2010, and determined that management’s report regarding the effectiveness of the internal control over financial reporting contained in the Annual Report filed on March 15, 2011, should not be relied upon.

Management determined that no changes were required to any of the dollar amounts in the Consolidated Financial Statements presented in the 2010 Form 10-K filed on March 15, 2011 (only the number of units outstanding and reporting of income or loss allocated to limited partners per weighted average limited partnership unit). This Amended Annual Report reflects these changes.

Remediation Activities
The General Partner notes that during the first quarter of 2012, management commenced the remediation process of the material weaknesses described above by recalculating the correct number of limited partner units outstanding and the disclosure of net income or loss allocated to limited partners per weighted average limited partnership units in its first quarter of 2012 and to ensure that they are calculated correctly in the future.

Changes in Internal Control over Financial Reporting

Changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending December 31, 2010 are described above.

Management’s Report on Internal Control Over Financial Reporting

The General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established  in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership maintained ineffective internal control over financial reporting as of December 31, 2010. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management identified the following control deficiency as of December 31, 2010 that constituted a material weakness in the Partnership’s internal control over financial reporting.

The Partnership did not maintain  effective control over the calculation of the number of limited partnership units outstanding as of December 31, 2010 and 2009, the disclosure of net income or loss allocated to limited partners per weighted average limited partnership unit for those periods, and other related disclosures.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit the Partnership to provide only management’s report in this annual report.

PART III - Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (RESTATED)

No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 4,077,000 units (1.4%) of the Partnership as of December 31, 2010. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

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

	31.1	Section 302 Certification of General Partner Chief Executive Officer (Restated)
	31.2	Section 302 Certification of General Partner Chief Financial Officer (Restated)
	32	Certification Pursuant to 18 U.S.C. Section 1350 (Restated)
*Previously filed under Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 and incorporated herein by this reference.
**Previously filed under Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 and incorporated herein by this reference.

(b)	Exhibits:
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

	31.1	Section 302 Certification of General Partner Chief Executive Officer (Restated)
	31.2	Section 302 Certification of General Partner Chief Financial Officer (Restated)
	32	Certification Pursuant to 18 U.S.C. Section 1350 (Restated)

(c)	Financial Statement Schedules
Schedule III- Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:           March 2, 2012                                    OWENS MORTGAGE INVESTMENT FUND,
    a California Limited Partnership

By:  OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated:           March 2, 2012                                          By:       /s/ William C. Owens
   William C. Owens, Director, Chief Executive Officer and President

Dated:           March 2, 2012                                          By:       /s/ Bryan H. Draper
   Bryan H. Draper, Director, Chief Financial Officer and Secretary

Dated:           March 2, 2012                                         By:       /s/ William E. Dutra
   William E. Dutra, Director and Senior Vice President

Dated:           March 2, 2012                                         By:       /s/ Melina A. Platt
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

As discussed in Note 2, the consolidated financial statements for the years ended December 31, 2010 and 2009 have been restated.

/s/ Perry-Smith LLP

San Francisco, California
March 15, 2011, except as to the restatement discussed in Note 2, which is as of March 2, 2012

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
December 31,

Assets	2010	2009
Cash and cash equivalents	$5,375,060	$7,530,272
Restricted cash	—	986,150
Certificates of deposit	2,003,943	1,715,591
Loans secured by trust deeds, net of allowance for losses of $36,068,515 in 2010 and $28,392,938 in 2009	121,596,980	183,390,822
Interest and other receivables	4,493,614	4,644,320
Vehicles, equipment and furniture, net of accumulated depreciation of $309,676 in 2010 and $268,309 in 2009	387,975	626,543
Other assets, net of accumulated amortization of $675,398 in 2010 and $599,050 in 2009	1,036,146	560,259
Investment in limited liability company	2,141,971	2,141,980
Real estate held for sale	15,132,847	10,852,274
Real estate held for investment, net of accumulated depreciation of $5,887,910 in 2010 and $4,388,466 in 2009	81,933,352	69,036,262

	$234,101,888	$281,484,473
Liabilities and Partners’ Capital
Liabilities:
Accrued distributions payable	$46,014	$51,407
Due to general partner	682,231	362,210
Accounts payable and accrued liabilities	2,387,087	2,135,011
Deferred gains	1,475,220	855,482
Note payable	10,393,505	10,500,000
Line of credit payable	—	23,695,102

Total liabilities	14,984,057	37,599,212

Partners’ capital (units subject to redemption):
General partner	2,259,916	2,512,399
Limited partners (restated)
Authorized 500,000,000 units; 290,019,136 and 289,343,902 units issued and outstanding in 2010 and 2009, respectively	216,841,448	241,338,206

Total OMIF partners’ capital	219,101,364	243,850,605

Noncontrolling interest	16,467	34,656
Total partners’ capital	219,117,831	243,885,261

	$234,101,888	$281,484,473

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
Years Ended December 31,

	2010	2009

Revenues:
Interest income on loans secured by trust deeds	$8,035,001	$14,645,787
Gain on sale of real estate and other assets, net	314,955	78,883
Rental and other income from real estate properties	8,022,768	6,024,958
Income from investment in limited liability company	149,491	141,097
Other income	19,489	49,059

Total revenues	16,541,704	20,939,784

Expenses:
Management fees to general partner	1,966,026	2,033,097
Servicing fees to general partner	491,327	612,704
Administrative	60,000	60,000
Legal and accounting	514,882	666,741
Rental and other expenses on real estate properties	8,852,117	6,835,648
Interest expense	1,976,831	2,582,156
Other	83,633	150,383
Bad debt expense	1,430	13,723
Provision for loan losses	16,519,900	24,474,853
Losses on real estate properties	8,907,219	3,636,248

Total expenses	39,373,365	41,065,553

Net loss	$(22,831,661)	$(20,125,769)

Less: Net income attributable to noncontrolling interest	(5,859)	(10,336)

Net loss attributable to OMIF	$(22,837,520)	$(20,136,105)

Net loss allocated to general partner	$(226,017)	$(197,044)

Net loss allocated to limited partners	$(22,611,503)	$(19,939,061)

Net loss allocated to limited partners per weighted average limited partnership unit (restated)	$(0.08)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital
Years Ended December 31,

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units (Restated)	Amount	capital	interest	capital

Balances, December 31, 2008	$2,781,730	291,523,981	$270,421,679	$273,203,409	$68,645	$273,272,054

Net (loss) income	(197,044)	2,832,241	(19,939,061)	(20,136,105)	10,336	(20,125,769)
Sale of partnership units	—	100,040	100,040	100,040	—	100,040
Partners’ withdrawals	—	(5,112,360)	(5,112,360)	(5,112,360)	—	(5,112,360)
Partners’ distributions	(72,287)	—	(4,132,092)	(4,204,379)	(44,325)	(4,248,704)

Balances, December 31, 2009	$2,512,399	289,343,902	$241,338,206	$243,850,605	$34,656	$243,885,261

Net (loss) income	(226,017)	675,234	(22,611,503)	(22,837,520)	5,859	(22,831,661)
Sale of partnership units	—	—	—	—	—	—
Partners’ withdrawals	—	—	—	—	—	—
Partners’ distributions	(26,466)	—	(1,885,255)	(1,911,721)	(24,048)	(1,935,769)

Balances, December 31, 2010	$2,259,916	290,019,136	$216,841,448	$219,101,364	$16,467	$219,117,831

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

NOTE 1 – ORGANIZATION (RESTATED)

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 290,019,136 and 289,343,902 as of December 31, 2010 and 2009, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

The consolidated financial statements for the years ended December 31, 2010 and 2009 have been restated for an error in reporting the number of limited partners units outstanding as summarized below:

	2010	2009
Limited partner units outstanding, as previously reported	217,037,468	241,534,226
Limited partner units outstanding, as restated	290,019,136	289,343,902

Net loss allocated to limited partners per weighted average limited partnership unit, as previously reported	$(0.10)	$(0.08)
Net loss allocated to limited partners per weighted average limited partnership unit, as restated	$(0.08)	$(0.07)

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

NOTE 10 - PARTNERS’ CAPITAL

Allocations, Distributions and Withdrawals

In accordance with the Partnership Agreement, the Partnership’s profits, gains and losses are allocated to each limited partner and OFG in proportion to their respective capital accounts on a monthly basis.

Distributions of net income are made monthly to the partners in proportion to their weighted-average capital accounts as of the last day of the preceding calendar month. Accrued distributions payable represent amounts to be distributed to partners in January of the subsequent year based on their weighted-average capital accounts as of December 31.

The Partnership makes monthly net income distributions (if any) to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units at $1.00 per unit pursuant to the Partnership Agreement. Such reinvested distributions totaled approximately $675,000 and $2,832,000 (dollars and units) for the years ended December 31, 2010 and 2009, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

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

NOTE 13 - TRANSACTIONS WITH AFFILIATES (RESTATED)

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

The maximum servicing fees were paid to OFG during the years ended December 31, 2010 and 2009. If the maximum management fees had been paid to OFG during the year ended December 31, 2010, the management fees would have been $5,905,000 (increase of $3,939,000), which would have increased net loss allocated to limited partners by approximately 17.3%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.09 from a loss of $0.08. If the maximum management fees had been paid to OFG during the year ended December 31, 2009, the management fees would have been $6,740,000 (increase of $4,707,000), which would have increased the net loss allocated to limited partners by approximately 23.4% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.09 from a loss of $0.07.

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

NOTE 14 - NET LOSS PER LIMITED PARTNER UNIT (RESTATED)

Net loss per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were approximately 289,772,000 and 288,589,000 for the years ended December 31, 2010 and 2009, respectively.

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

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010 and 2009:
		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2010
Nonrecurring:
Impaired loans:
Commercial	$1,766,400	—	—	$1,766,400
Condominiums	24,046,874	—	—	24,046,874
Improved and unimproved land	9,605,750	—	—	9,605,750
Total	$35,419,024	—	—	$35,419,024

Real estate properties:
Commercial	$18,809,454	—	—	$18,809,454
Condominiums	21,386,678	—	—	21,386,678
Apartments	4,387,200	—	—	4,387,200
Single family homes	347,730	—	—	347,730
Improved and unimproved land	10,550,400	—	—	10,550,400
Total	$55,481,462	—	—	$55,481,462

2009
Nonrecurring:
Impaired loans:
Commercial	$9,945,600	—	—	$9,945,600
Condominiums	28,635,558	—	—	28,635,558
Total	$38,581,158	—	—	$38,581,158

Real estate properties:
Commercial	$10,411,036			$10,411,036
Condominiums	5,822,597			5,822,597
Single family homes	549,132			549,132
Improved and unimproved land	10,950,684			10,950,684
Total	$27,733,449	—	—	$27,733,449

During the years ended December 31, 2010 and 2009, there were no transfers in or out of Levels 1 and 2.

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2009	$23,978,649	$—
Total realized and unrealized gains and losses:	(26,142,853)	(3,616,519)
Included in net loss	(8,414,597)	8,414,597
Transfers in and/or out of Level 3	49,159,959	22,935,371
Balance, December 31, 2009	$38,581,158	$27,733,449

Balance, January 1, 2010	$38,581,158	$27,733,449
Total realized and unrealized gains and losses: Included in net loss	(18,418,901)	(8,907,219)
Foreclosures	(24,991,281)	24,991,281
Loan payoffs	(3,353,374)	—
Real estate sales	—	(187,906)
Transfers in and/or out of Level 3	43,601,422	11,851,857
Balance, December 31, 2010	$35,419,024	$55,481,462

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

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                       SCHEDULE III
OWENS MORTGAGE INVESTMENT FUND
REAL ESTATE AND ACCUMULATED DEPRECIATION — DECEMBER 31, 2010

			Capitalized		Carrying		Accumulated	Date	Depreciable
Description	Encumbrances	Initial Cost	Costs	Sales	Value		Depreciation	Acquired	Lives

Office Condominium Complex, Roseville, California	None	$8,569,286	$102,121	$(893,595)	$7,312,518	Note 4	$—	9/26/2008	N/A

Retail Complex, Greeley, Colorado	$10,394,000 Note Payable	9,307,001	7,137,574	(128,274)	12,627,695		(3,688,606)	7/31/2000	1-39 Years

75 Improved, Residential Lots, Auburn, California	None	13,746,625	5,445	—	5,913,600	Note 5	—	9/27/2007	N/A

Storage Facility/Business, Stockton, California	None	5,674,000	26,245	—	5,141,275	Note 6	(275,095)	6/3/2008	15-39 Years

Eight Townhomes, Santa Barbara, California	None	10,852,132	9,172	—	10,232,525		(628,779)	2/18/2009	5-27.5 Years

133 Condominium Units, Phoenix, Arizona	None	5,822,597	101,073	—	5,760,719		(162,951)	11/18/2009	5-27.5 Years

Medical Office Condominium Complex, Gilbert, Arizona	None	5,040,000	19,122	—	4,990,566		(68,556)	5/19/2010	39 Years

60 Condominium Units, Lakewood, Washington	None	6,616,881	—	—	6,536,677		(80,204)	8/20/2010	27.5 Years

45 Condominium Units, Oakland, California	None	8,947,200	—	—	8,924,607		(22,593)	12/1/2010	27.5 Years

Miscellaneous Real Estate	None				29,626,017		(961,126)	Various	Various

TOTALS					$97,066,199		$(5,887,910)

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/09)	$58,428,572
Additions during period:
Acquisitions through foreclosure	25,862,918
Investments in real estate properties	733,188
Subtotal	85,024,678
Deductions during period:
Cost of real estate properties sold	417,286
Impairment losses on real estate properties	3,636,247
Depreciation of properties held for investment	1,082,609
Balance at end of period (12/31/09)	$79,888,536

Balance at beginning of period (1/1/10)	$79,888,536
Additions during period:
Acquisitions through foreclosure	28,882,248
Investments in real estate properties	1,059,836
Subtotal	109,830,620
Deductions during period:
Cost of real estate properties sold	2,257,566
Impairment losses on real estate properties	8,907,219
Depreciation of properties held for investment	1,599,636
Balance at end of period (12/31/10)	$97,066,199

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/09)	$3,305,857
Additions during period:
Depreciation expense	1,082,609
Subtotal	4,388,466
Deductions during period:
Accumulated depreciation on real estate sold	—
Balance at end of period (12/31/09)	$4,388,466

Balance at beginning of period (1/1/10)	$4,388,466
Additions during period:
Depreciation expense	1,599,637
Subtotal	5,988,103
Deductions during period:
Accumulated depreciation on real estate sold	—
Accumulated depreciation on real estate moved to held for sale	100,193
Balance at end of period (12/31/10)	$5,887,910

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