Form 10-Q/A
period 2011-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2012-03-08
CIK 841501

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
Yes [   ] No [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Owens Mortgage Investment Fund (the “Partnerhip”) for the fiscal quarter ended March 31, 2011, as originally filed on May 16, 2011 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect a restatement in management’s assessment of the disclosure controls and procedures as of March 31, 2011, and to restate Management’s Report on Internal Control Over Financial Reporting to include a material weakness in the Partnership’s internal control over financial reporting that existed as of March 31, 2011, due to the incorrect reporting of the number of limited partner units outstanding during the periods covered by the Quarterly Report.
.
Restatement

The consolidated financial statements for the quarters ended March 31, 2011 and 2010 have been restated for an error in reporting the number of limited partners units outstanding. The consolidated financial statements for the three months ended March 31, 2011 have also been restated for an error in reporting the balance of noncontrolling interests and net loss attributable to noncontrolling interests as summarized below:

	March 31, 2011	March 31, 2010
Limited partner units outstanding, as previously reported	216,448,524	241,435,259
Limited partner units outstanding, as restated	290,074,881	289,564,033

Noncontrolling Interests, as previously reported	$14,114,148	N/A
Noncontrolling Interests, as restated	$14,372,018	N/A

Net loss attributable to noncontrolling interests, as previously reported	$24,858	N/A
Net income attributable to noncontrolling interests, as restated	$(203,012)	N/A
Net loss attributable to Owens Mortgage Investment Fund, as previously reported	$(360,620)	N/A
Net loss attributable to Owens Mortgage Investment Fund, as restated	$(588,490)	N/A
Net loss allocated to general partner, as previously reported	$(6,420)	N/A
Net loss allocated to general partner, as restated	$(8,676)	N/A
Net loss allocated to limited partners, as previously reported	$(354,200)	N/A
Net loss allocated to limited partners, as restated	$(579,814)	N/A

The following sections of the Original Filing are revised in this Amendment No. 1:

Part I

Item 1 – Financial Statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 – Controls and Procedures

Part II

Item 1A – Risk Factors
Item 6 – Exhibits

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

Exhibit 31.1
Exhibit 31.2
Exhibit 32

 Part I - Item 1. FINANCIAL STATEMENTS (RESTATED)

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets (Restated)

March 31, 2011 and December 31, 2010

	(UNAUDITED)
	March 31	December 31
	2011	2010
ASSETS
Cash and cash equivalents	$4,918,809	$5,375,060
Certificates of deposit	1,760,734	2,003,943
Loans secured by trust deeds, net of allowance for losses of $25,732,584 in 2011 and $36,068,515 in 2010	95,477,677	121,596,980
Interest and other receivables	2,392,710	4,493,614
Vehicles, equipment and furniture, net of accumulated depreciation of $343,058 in 2011 and $309,676 in 2010	373,021	387,975
Other assets, net of accumulated amortization of $691,421 in 2011 and $675,398 in 2010	1,390,836	1,036,146
Investment in limited liability company	2,181,657	2,141,971
Real estate held for sale	29,734,185	15,132,847
Real estate held for investment, net of accumulated depreciation and amortization of $6,312,176 in 2011 and $5,887,910 in 2010	110,620,719	81,933,352
Total Assets	$248,850,348	$234,101,888

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$48,122	$46,014
Due to general partner	596,821	682,231
Accounts payable and accrued liabilities	3,734,759	2,387,087
Deferred gains	1,468,844	1,475,220
Note payable	10,354,653	10,393,505
Total Liabilities	16,203,199	14,984,057

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,248,241	2,259,916
Limited partners	216,026,890	216,841,448
Total Owens Mortgage Investment Fund partners’ capital	218,275,131	219,101,364
Noncontrolling interests	14,372,018	16,467
Total partners’ capital	232,647,149	219,117,831
Total Liabilities and Partners’ Capital	$248,850,348	$234,101,888

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations (Restated)

For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

	For the Three Months Ended
	March 31	March 31
	2011	2010
REVENUES:
Interest income on loans secured by trust deeds	$1,442,749	$2,412,196
Gain on sale of real estate	6,376	188,654
Rental and other income from real estate properties	2,552,799	1,604,561
Income from investment in limited liability company	39,686	33,046
Other income	3,012	4,178
Total revenues	4,044,622	4,242,635

EXPENSES:
Management fees to general partner	755,231	574,411
Servicing fees to general partner	82,361	132,489
Administrative/accounting	62,209	15,000
Real estate management/operations	91,959	—
Legal and professional	192,013	150,230
Rental and other expenses on real estate properties	2,803,539	1,975,546
Interest expense	131,428	568,306
Provision for loan losses	301,798	337,068
Bad debt expense	1,926	—
Other	7,636	8,204
Total expenses	4,430,100	3,761,254

Net (loss) income	$(385,478)	$481,381

Less: Net income attributable to noncontrolling interests	(203,012)	(181)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(588,490)	$481,200

Net (loss) income allocated to general partner	$(8,676)	$5,012

Net (loss) income allocated to limited partners	$(579,814)	$476,188

Net (loss) income allocated to limited partners per weighted average limited partnership unit (290,075,000 and 289,493,000 average units in 2011 and 2010, respectively)	$(0.002)	$0.002

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital (Restated)

For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2009	$2,512,399	289,343,902	$241,338,206	$243,850,605	$34,656	$243,885,261

Net income	5,012	220,131	476,188	481,200	181	481,381
Partners’ distributions	(8,227)	—	(575,155)	(583,382)	(4,140)	(587,522)

Balances, March 31, 2010	$2,509,184	289,564,033	$241,239,239	$243,748,423	$30,697	$243,779,120

Balances, December 31, 2010	$2,259,916	290,019,136	$216,841,448	$219,101,364	$16,467	219,117,831
Net (loss) income	(8,676)	55,745	(579,814)	(588,490)	203,012	(385,478)
Noncontrolling interests of newly consolidated VIE	—	—	—	—	14,020,191	14,020,191
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Partners’ distributions	(2,999)	—	(234,744)	(237,743)	(3,596)	(241,339)

Balances, March 31, 2011	$2,248,241	290,074,881	$216,026,890	$218,275,131	$14,372,018	$232,647,149

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

Restatement

The consolidated financial statements for the quarters ended March 31, 2011 and 2010 have been restated for an error in reporting the number of limited partners units outstanding. The consolidated financial statements for the quarter ended March 31, 2011 have also been restated for an error in reporting the balance of noncontrolling interests and net loss attributable to noncontrolling interests as summarized below:

	2011	2010
Limited partner units outstanding, as previously reported	216,448,524	241,435,259
Limited partner units outstanding, as restated	290,074,881	289,564,033

Noncontrolling Interests, as previously reported	$14,114,148	N/A
Noncontrolling Interests, as restated	$14,372,018	N/A

Net loss attributable to noncontrolling interests, as previously reported	$24,858	N/A
Net income attributable to noncontrolling interests, as restated	$(203,012)	N/A
Net loss attributable to Owens Mortgage Investment Fund, as previously reported	$(360,620)	N/A
Net loss attributable to Owens Mortgage Investment Fund, as restated	$(588,490)	N/A
Net loss allocated to general partner, as previously reported	$(6,420)	N/A
Net loss allocated to general partner, as restated	$(8,676)	N/A
Net loss allocated to limited partners, as previously reported	$(354,200)	N/A
Net loss allocated to limited partners, as restated	$(579,814)	N/A

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

The Partnership evaluates its interest in each VIE. When the Partnership is considered the primary beneficiary, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the Consolidated Financial Statements..

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

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT (RESTATED)

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

TOTB Miami, LLC (Restated)

TOTB Miami, LLC (TOTB) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the agreement (approximately 57% as of March 31, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,357,000 as of March 31, 2011.

The net operating loss to the Partnership from TOTB was approximately $261,000 (including depreciation of $100,000) for the quarter ended March 31, 2011.

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

NOTE 7 - TRANSACTIONS WITH AFFILIATES (RESTATED)

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

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three months ended    March 31, 2011, the management fees would have been $906,000 (increase of $151,000), which would have increased net loss allocated to limited partners by approximately 25.7% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.003 from a loss of $0.002. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2010, the management fees would have been $1,457,000 (increase of $883,000), which would have decreased net income allocated to limited partners by approximately 183.6% (to a loss) and net income allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.001 from income of $0.002.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Nonrecurring:
Impaired loans:
Commercial	$451,200	—	—	$451,200
Condominiums	6,038,400	—	—	6,038,400
Improved and unimproved land	31,827,095	—	—	31,827,095
Total	$38,316,695	—	—	$38,316,695

Real estate properties:
Commercial	$7,925,221	—	—	$7,925,221
Condominiums	12,480,000	—	—	12,480,000
Single family homes	432,989	—	—	432,989
Improved and unimproved land	10,550,400	—	—	10,550,400
Total	$31,388,610	—	—	$31,388,610

2010
Nonrecurring:
Impaired loans:
Commercial	$1,766,400	—	—	$1,766,400
Condominiums	24,046,874	—	—	24,046,874
Improved and unimproved land	14,579,177			14,579,177
Total	$40,392,451	—	—	$40,392,451

Real estate properties:
Commercial	$9,768,421			$9,768,421
Single family homes	347,730			347,730
Improved and unimproved land	10,550,400			10,550,400
Total	$20,666,551	—	—	$20,666,551

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

Notes to Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2011	$40,392,451	$20,666,551
Total realized and unrealized gains and losses:
Included in net income	(579,798)	—
Foreclosures	(17,558,939)	43,733,719
Loan payoffs	(1,408,514)	—
Transfers in and/or out of Level 3	17,471,495	(33,001,660)
Balance, March 31, 2011	$38,316,695	$31,388,610

Balance, January 1, 2010	$38,581,158	$27,733,449
Total realized and unrealized gains and losses: Included in net loss	(1,229,068)	—
Transfers in and/or out of Level 3	12,626,490	—
Balance, March 31, 2010	$49,978,580	$27,733,449

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

Summary of Financial Results (Restated)
	Three Months Ended March 31,
	2011	2010

Total revenues	$4,044,622	$4,242,635
Total expenses	4,430,100	3,761,254

Net (loss) income	$(385,478)	$481,381

Less: Net income attributable to noncontrolling interests	(203,012)	(181)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(588,490)	$481,200

Net (loss) income allocated to limited partners	$(579,814)	$476,188

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(0.002)	$0.002

Annualized rate of return to limited partners (1)	(0.8)%	0.7%

Distribution per partnership unit (yield) (2)	(12.6)%	1.1%

Weighted average limited partnership units	290,075,000	289,493,000

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

Total Expenses (Restated)

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

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2011, the management fees would have been $906,000 (increase of $151,000), which would have increased net loss allocated to limited partners by approximately 25.7% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.003 from a loss of $0.002. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2010, the management fees would have been $1,457,000 (increase of $883,000), which would have decreased net income allocated to limited partners by approximately 183.6% (to a loss) and net income allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.001 from income of $0.002.

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

Real Estate Properties Held for Sale and Investment (Restated)

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

TOTB Miami, LLC (Restated)

TOTB Miami, LLC (TOTB) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the Agreement (approximately 57% as of March 31, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,357,000 as of March 31, 2011.

The net loss to the Partnership from TOTB was approximately $261,000 (including depreciation of $100,000) for the quarter ended March 31, 2011.

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

Noncontrolling Interests (Restated)

Noncontrolling interests increased from approximately $16,000 as of December 31, 2010 to approximately $14,372,000 as of March 31, 2011, due to the foreclosure of a loan during the quarter and the acquisition by a new LLC entity (TOTB Miami, LLC or “TOTB”) of the property securing the foreclosed loan. The loan had been subject to a co-lending agreement with two other lenders (one of which was the General Partner) who are now members in TOTB along with the Partnership. The consolidation of TOTB into the Partnership’s books and records gave rise to noncontrolling interests held by the other members of the LLC in the total amount of approximately $14,020,000.

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

Liquidity and Capital Resources (Restated)

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

Limited partner capital decreased by approximately $815,000 during the quarter ended March 31, 2011. A component of the decrease in limited partner capital during 2011 was an increase in the allowance for loan losses in the amount of approximately $302,000. Reinvested distributions from limited partners electing to reinvest were $56,000 and $220,000 for the quarters ended March 31, 2011 and 2010, respectively. There were no limited partner withdrawals for the quarters ended March 31, 2011 and 2010. Limited partner withdrawal percentages have been 4.70%, 6.34%, 10.00%, 2.01% and 0.00% for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

PART I - Item 4. CONTROLS AND PROCEDURES (RESTATED)

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of the period covered by this Quarterly Report on Form 10-Q due to a material weakness:  specifically, a material weakness due to the incorrect reporting of the number of limited partner units outstanding and the disclosure of the net income or loss allocated to limited partners per weighted average limited partnership unit during the periods covered by the Quarterly Report.

Remediation Activities
The General Partner notes that during the first quarter of 2012, management commenced the remediation process of the material weakness described above by recalculating the correct number of limited partner units outstanding and the disclosure of net income or loss allocated to limited partners per weighted average limited partnership units in its first quarter of 2012 and to ensure that they are calculated correctly in the future. Additionally, management recalculated the correct balance of noncontrolling interests and net income or loss allocated to noncontrolling interests in its first quarter of 2012 to ensure they are calculated correctly in the future.  Management continues to perform internal testing to ensure that the controls instituted to remediate the material weakness are designed and operating effectively.

Changes in Internal Controls over Financial Reporting
Changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2011 are described above.

Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting may not prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION (RESTATED)

Item 1A. Risk Factors (Restated)

Financial Reporting Risk

The Partnership may fail to maintain an effective system of internal control over financial reporting

As part of the restatement process relating to the filing of this Quartely Report, we have conducted an assessment of our internal control over financial reporting, identified a material weakness in our internal control over financial reporting related to the number of limited partnership units outstanding as of March 31, 2011 and 2010 the reporting of noncontrolling interest balances related to a consolidated entity formed during the first quarter of 2011 and related disclosures and concluded that our internal control over financial reporting was not effective as of March 31, 2011. As a result, we have specifically implemented remedial work to obtain reasonable assurance regarding our internal controls over financial reporting related the number of limited partnership units outstanding. There can be no assurance that our remedial actions will ensure that, in the future, we will not have material weaknesses in internal control over financial reporting relating to the number of limited partnership units outstanding or in other internal control over financial reporting or disclosure controls and procedure issues.

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

Item 6. Exhibits (Restated)

(a)Exhibits
31.1 Section 302 Certification of William C. Owens (restated)
31.2 Section 302 Certification of Bryan H. Draper (restated)
32 Certifications Pursuant to 18 U.S.C. Section 1350 (restated)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 8, 2012	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: March 8, 2012	By:	/s/ William C. Owens
William C. Owens, President

Dated: March 8, 2012	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: March 8, 2012	By:	/s/ Melina A. Platt
Melina A. Platt, Controller