Form 10-Q/A
period 2011-06-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2012-03-08
CIK 841501

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
Yes [   ] No [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Owens Mortgage Investment Fund (the “Partnerhip”) for the fiscal quarter ended June 30, 2011, as originally filed on August 15, 2011 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect a restatement in management’s assessment of the disclosure controls and procedures as of June 30, 2011, and to restate Management’s Report on Internal Control Over Financial Reporting to include a material weakness in the Partnership’s internal control over financial reporting that existed as of June 30, 2011, due to the incorrect reporting of the number of limited partner units outstanding, the disclosure of the net income or loss allocated to limited partners per weighted average limited partnership unit during the periods covered by the Quarterly Report.
.
Restatement

The consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have been restated for an error in reporting the number of limited partners units outstanding. The consolidated financial statements for the three and six months ended June 30, 2011 have also been restated for an error in reporting  the balance of noncontrolling interests and net loss attributable to noncontrolling interests as summarized below:

	As of June 30, 2011	As of June 30, 2010
Limited partner units outstanding, as previously reported	215,355,055	239,522,168
Limited partner units outstanding, as restated	290,074,881	289,723,822

Noncontrolling Interests, as previously reported	$14,055,997	N/A
Noncontrolling Interests, as restated	$14,649,122	N/A

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net loss attributable to noncontrolling interests, as previously reported	$82,519	$107,377
Net income attributable to noncontrolling interests, as restated	$(282,736)	$(485,748)
Net loss attributable to Owens Mortgage Investment Fund, as previously reported	$(568,966)	$(929,586)
Net loss attributable to Owens Mortgage Investment Fund, as restated	$(934,221)	$(1,522,711)
Net loss allocated to general partner, as previously reported	$(5,451)	$(11,871)
Net loss allocated to general partner, as restated	$(9,068)	$(17,744)
Net loss allocated to limited partners, as previously reported	$(563,515)	$(917,715)
Net loss allocated to limited partners, as restated	$(925,153)	$(1,504,967)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss allocated to limited partners per weighted average limited partnership unit, as previously reported	$(0.003)	$(0.006)	$(0.004)	$(0.004)
Net loss allocated to limited partners per weighted average limited partnership unit, as restated	$(0.003)	$(0.005)	$(0.005)	$(0.003)

Weighted average limited partnership units, as previously reported	216,084,000	240,854,000	214,933,000	241,215,000
Weighted average limited partnership units, as restated	290,075,000	289,674,000	290,075,000	289,583,000

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
Exhibit 31.2
Exhibit 32
Exhibit 101

 Part I - Item 1. FINANCIAL STATEMENTS (RESTATED)

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets (Restated)

June 30, 2011 and December 31, 2010
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$17,724,576	$5,375,060
Certificates of deposit	492,181	2,003,943
Loans secured by trust deeds, net of allowance for losses of $26,219,516 in 2011 and $36,068,515 in 2010	82,371,110	121,596,980
Interest and other receivables	2,445,337	4,493,614
Vehicles, equipment and furniture, net of accumulated depreciation of $377,061 in 2011 and $309,676 in 2010	347,619	387,975
Other assets, net of accumulated amortization of $707,483 in 2011 and $675,398 in 2010	1,164,585	1,036,146
Investment in limited liability company	2,153,863	2,141,971
Real estate held for sale	29,738,196	15,132,847
Real estate held for investment, net of accumulated depreciation and amortization of $6,999,244 in 2011 and $5,887,910 in 2010	109,987,147	81,933,352
Total Assets	$246,424,614	$234,101,888

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$—	$46,014
Due to general partner	398,750	682,231
Accounts payable and accrued liabilities	2,790,705	2,387,087
Deferred gains	1,462,340	1,475,220
Note payable	10,318,209	10,393,505
Total Liabilities	14,970,004	14,984,057

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,233,705	2,259,916
Limited partners	214,571,783	216,841,448
Total Owens Mortgage Investment Fund partners’ capital	216,805,488	219,101,364
Noncontrolling interests	14,649,122	16,467
Total partners’ capital	231,454,610	219,117,831
Total Liabilities and Partners’ Capital	$246,424,614	$234,101,888

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations (Restated)

For the Three and Six Months Ended June 30, 2011 and 2010
(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUES:
Interest income on loans secured by trust deeds	$1,359,906	$1,917,769	$2,802,655	$4,329,965
Gain on sale of real estate, net	6,504	279	12,880	188,933
Rental and other income from real estate properties	3,181,346	2,036,890	5,734,145	3,641,451
Income from investment in limited liability company	37,205	39,744	76,892	72,790
Other income	1,962	4,118	4,973	8,296
Total revenues	4,586,923	3,998,800	8,631,545	8,241,435

EXPENSES:
Management fees to general partner	530,604	480,906	1,285,835	1,055,317
Servicing fees to general partner	73,554	127,289	155,915	259,778
Administrative/accounting	48,996	15,000	111,205	30,000
Legal and professional	91,655	98,959	283,667	249,189
Rental and other expenses on real estate properties	3,538,358	2,201,297	6,433,857	4,176,843
Interest expense	132,392	542,205	263,820	1,110,511
Provision for loan losses	486,932	1,510,680	788,730	1,847,748
Impairment losses on real estate properties	291,602	465,294	291,602	465,294
Other	44,315	42,229	53,877	50,433
Total expenses	5,238,408	5,483,859	9,668,508	9,245,113

Net loss	$(651,485)	$(1,485,059)	$(1,036,963)	$(1,003,678)
Less: Net income attributable to non-controlling interests	(282,736)	(623)	(485,748)	(804)
Net loss attributable to Owens Mortgage Investment Fund	$(934,221)	$(1,485,682)	$(1,522,711)	$(1,004,482)

Net loss allocated to general partner	$(9,068)	$(14,515)	$(17,744)	$(9,503)

Net loss allocated to limited partners	$(925,153)	$(1,471,167)	$(1,504,967)	$(994,979)

Net loss allocated to limited partners per weighted average limited partnership unit	$(.003)	$(.005)	$(.005)	$(.003)

Weighted average limited partnership units	290,075,000	289,674,000	290,075,000	289,583,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital (Restated)

For the Six Months Ended June 30, 2011 and 2010
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2009	$2,512,399	289,343,902	$241,338,206	$243,850,605	$34,656	$243,885,261

Net (loss) income	(9,503)	379,920	(994,979)	(1,004,482)	804	(1,003,678)
Partners’ distributions	(14,448)	—	(1,017,079)	(1,031,527)	(10,890)	(1,042,417)

Balances, June 30, 2010	$2,488,448	289,723,822	$239,326,148	$241,814,596	$24,570	$241,839,166

Balances, December 31, 2010	$2,259,916	290,019,136	$216,841,448	$219,101,364	$16,467	$219,117,831

Net (loss) income	(17,744)	55,745	(1,504,967)	(1,522,711)	485,748	(1,036,963)
Noncontrolling interests of newly consolidated VIE	—	—	—	—	14,020,191	14,020,191
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Partners’ distributions	(8,467)	—	(764,698)	(773,165)	(9,228)	(782,393)

Balances, June 30, 2011	$2,233,705	290,074,881	$214,571,783	$216,805,488	$14,649,122	$231,454,610

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Restatement

The consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have been restated for an error in reporting the number of limited partners units outstanding. The consolidated financial statements for the three and six months ended June 30, 2011 have also been restated for an error in reporting  the balance of noncontrolling interests and net loss attributable to noncontrolling interests as summarized below:
	As of June 30, 2011	As of June 30, 2010
Limited partner units outstanding, as previously reported	215,355,055	239,522,168
Limited partner units outstanding, as restated	290,074,881	289,723,822

Noncontrolling Interests, as previously reported	$14,055,997	N/A
Noncontrolling Interests, as restated	$14,649,122	N/A

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net loss attributable to noncontrolling interests, as previously reported	$82,519	$107,377
Net income attributable to noncontrolling interests, as restated	$(282,736)	$(485,748)
Net loss attributable to Owens Mortgage Investment Fund, as previously reported	$(568,966)	$(929,586)
Net loss attributable to Owens Mortgage Investment Fund, as restated	$(934,221)	$(1,522,711)
Net loss allocated to general partner, as previously reported	$(5,451)	$(11,871)
Net loss allocated to general partner, as restated	$(9,068)	$(17,744)
Net loss allocated to limited partners, as previously reported	$(563,515)	$(917,715)
Net loss allocated to limited partners, as restated	$(925,153)	$(1,504,967)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net loss allocated to limited partners per weighted average limited partnership unit, as previously reported	$(0.003)	$(0.006)	$(0.004)	$(0.004)
Net loss allocated to limited partners per weighted average limited partnership unit, as restated	$(0.003)	$(0.005)	$(0.005)	$(0.003)

Weighted average limited partnership units, as previously reported	216,084,000	240,854,000	214,933,000	241,215,000
Weighted average limited partnership units, as restated	290,075,000	289,674,000	290,075,000	289,583,000

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the allocation of the allowance for loan losses as of and for the three and six months ended June 30, 2011 and as of and for the year ended December 31, 2010 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condo-miniums	Single Family Homes	Improved and Unimproved Land
2011					Total

Allowance for loan losses:
	Three Months Ended June 30, 2011
Beginning balance	$4,080,561	$5,527,517	$—	$16,124,506	$25,732,584
Provision	(107,636)	2,956	—	591,612	486,932
Ending Balance	$3,972,925	$5,530,473	$—	$16,716,118	$26,219,516

	Six Months Ended June 30, 2011
Beginning balance	$4,453,677	$15,706,726	$—	$15,908,112	$36,068,515
Charge-offs	—	(10,637,729)	—	—	(10,637,729)
Provision	(480,752)	461,476	—	808,006	788,730
Ending balance	$3,972,925	$5,530,473	$—	$16,716,118	$26,219,516

Ending balance: individually evaluated for impairment	$763,925	$5,530,473	$—	$16,716,118	$23,010,516

Ending balance: collectively evaluated for impairment	$3,209,000	$—	$—	$—	$3,209,000

Loans:
Ending balance	$46,515,991	$14,546,722	$250,000	$47,277,913	$108,590,626

Ending balance: individually evaluated for impairment	$17,751,788	$14,546,722	$250,000	$47,277,913	$79,826,423

Ending balance: collectively evaluated for impairment	$28,764,203	$—	$—	$—	$28,764,203

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Commercial Real Estate	Condo-miniums	Apartments	Single Family Homes	Improved and Unimproved Land
2010						Total

Allowance for loan losses:
Beginning balance	$12,617,784	$13,977,684	$—	$6,622	$1,790,848	$28,392,938
Charge-offs	(4,988,010)	(3,761,680)	(94,633)	—	—	(8,844,323)
Provision	(3,176,097)	5,490,722	94,633	(6,622)	14,117,264	16,519,900
Ending balance	$4,453,677	$15,706,726	$—	$—	$15,908,112	$36,068,515

Ending balance: individually evaluated for impairment	$752,297	$15,706,726	$—	$—	$15,863,492	$32,322,515

Ending balance: collectively evaluated for impairment	$3,701,380	$—	$—	$—	$44,620	$3,746,000

Loans:
Ending balance	$69,024,479	$41,037,978	$—	$325,125	$47,277,913	$157,665,495

Ending balance: individually evaluated for impairment	$33,354,222	$41,037,978	$—	$325,125	$46,847,913	$121,565,238

Ending balance: collectively evaluated for impairment	$35,670,257	$—	$—	$—	$430,000	$36,100,257

The following tables show an aging analysis of the loan portfolio by the time past due as of June 30, 2011 and December 31, 2010:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
June 30, 2011

Commercial real estate	$—	$334,851	$17,416,937	$17,751,788	$28,764,203	$46,515,991
Condominiums	—	—	14,546,722	14,546,722	——	14,546,722
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	47,277,913	47,277,913	—	47,277,913
	$—	$334,851	$79,491,572	$79,826,423	$28,764,203	$108,590,626

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2010

Commercial real estate	$2,000,000	$4,492,715	$33,354,222	$39,846,937	$29,177,542	$69,024,479
Condominiums	—	—	41,037,978	41,037,978	—	41,037,978
Single family homes	—	—	325,125	325,125	—	325,125
Improved and unimproved land	—	—	46,847,913	46,847,913	430,000	47,277,913
	$2,000,000	$4,492,715	$121,565,238	$128,057,953	$29,607,542	$157,665,495

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

The net operating (loss) income to the Partnership from 720 University was approximately $(6,000) and $27,000 (including depreciation and amortization of $112,000 and $139,000) for the three months ended June 30, 2011 and 2010, respectively, and $7,000 and $35,000 (including depreciation and amortization of $230,000 and $275,000) for the six months ended June 30, 2011 and 2010, respectively. The noncontrolling interest of the joint venture partner of approximately $8,000 and $16,000 as of June 30, 2011 and December 31, 2010, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,435,000 and $12,628,000 as of June 30, 2011 and December 31, 2010, respectively.

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

TOTB Miami, LLC (Restated)

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the agreement (approximately 57% as of June 30, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,641,000 as of June 30, 2011.

The net operating loss to the Partnership from TOTB was approximately $469,000 and $731,000 (including depreciation of $150,000 and $249,000) for the three and six months ended June 30, 2011, respectively.
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

The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2011, the management fees would have been $809,000 (increase of $278,000) and $1,715,000 (increase of $429,000), respectively, which would have increased net loss allocated to limited partners by approximately 29.8% and 28.2%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.004 and $.007, respectively, from a loss of $.003 and $.005, respectively. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2010, the management fees would have been $1,400,000 (increase of $919,000) and $2,858,000 (increase of $1,802,000), respectively, which would have increased net loss allocated to limited partners by approximately 62% and 179%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.008 and $.010, respectively, from a loss of $.005 and $.003, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about the Partnership’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Nonrecurring:
Impaired loans:
Commercial	$691,200	—	—	$691,200
Condominiums	6,038,400	—	—	6,038,400
Improved and unimproved land	28,334,007	—	—	28,334,007
Total	$35,063,607	—	—	$35,063,607

Real estate properties:
Commercial	$14,799,713	—	—	$14,799,713
Condominiums	18,168,639	—	—	18,168,639
Single family homes	2,458,482	—	—	2,458,482
Improved and unimproved land	10,550,400	—	—	10,550,400
Total	$45,977,234	—	—	$45,977,234

2010
Nonrecurring:
Impaired loans:
Commercial	$1,766,400	—	—	$1,766,400
Condominiums	24,046,874	—	—	24,046,874
Improved and unimproved land	14,579,177			14,579,177
Total	$40,392,451	—	—	$40,392,451

Real estate properties:
Commercial	$16,628,315			$16,628,315
Single family homes	347,730			347,730
Improved and unimproved land	10,550,400			10,550,400
Total	$27,526,445	—	—	$27,526,445

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

Summary of Financial Results (Restated)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Total revenues	$4,586,923	$3,998,800	$8,631,545	$8,241,435
Total expenses	5,238,408	5,483,859	9,668,508	9,245,113

Net loss	$(651,485)	$(1,485,059)	$(1,036,963)	$(1,003,678)

Less: Net income attributable to noncontrolling interests	(282,736)	(623)	(485,748)	(804)

Net loss attributable to Owens Mortgage Investment Fund	$(934,221)	$(1,485,682)	$(1,522,711)	$(1,004,482)

Net loss allocated to limited partners	$(925,153)	$(1,471,167)	$(1,504,967)	$(994,979)

Net loss allocated to limited partners per weighted average limited partnership unit	$(0.003)	$(0.005)	$(0.005)	$(0.003)

Annualized rate of return to limited partners (1)	(1.3)%	(2.0)%	(1.0)%	(0.7)%

Distribution per partnership unit (yield) (2)	0.50%	0.84%	(6.1)%	0.97%

Weighted average limited partnership units	290,075,000	289,674,000	290,075,000	289,583,000

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

The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2011, the management fees would have been $809,000 (increase of $278,000) and $1,715,000 (increase of $429,000), respectively, which would have increased net loss allocated to limited partners by approximately 30% and 28%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.004 and $.007, respectively, from a loss of $.003 and $.005, respectively. If the maximum management fees had been paid to the General Partner during the three and six months ended June 30, 2010, the management fees would have been $1,400,000 (increase of $919,000) and $2,858,000 (increase of $1,802,000), respectively, which would have increased net loss allocated to limited partners by approximately 62% and 179%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.008 and $.010, respectively, from a loss of $.005 and $.003, respectively.

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

The net operating (loss) income to the Partnership from 720 University was approximately $(6,000) and $27,000 (including depreciation and amortization of $112,000 and $139,000) for the three months ended June 30, 2011 and 2010, respectively, and $7,000 and $35,000 (including depreciation and amortization of $230,000 and $275,000) for the six months ended June 30, 2011 and 2010, respectively. The noncontrolling interest of the joint venture partner of approximately $8,000 and $16,000 as of June 30, 2011 and December 31, 2010, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,435,000 and $12,628,000 as of June 30, 2011 and December 31, 2010, respectively.

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

TOTB Miami, LLC (Restated)

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the Agreement (approximately 57% as of June 30, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,641,000 as of June 30, 2011.

The net operating loss to the Partnership from TOTB was approximately $469,000 and $731,000 (including depreciation of $150,000 and $249,000) for the three and six months ended June 30, 2011, respectively.

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

Noncontrolling Interests (Restated)

Noncontrolling interests increased from approximately $16,000 as of December 31, 2010 to approximately $14,649,000 as of June 30, 2011, due to the foreclosure of a loan during the six months ended June 30, 2011 and the acquisition by a new LLC entity (TOTB Miami, LLC or “TOTB”) of the property securing the foreclosed loan. The loan had been subject to a co-lending agreement with two other lenders (one of which was the General Partner) who are now members in TOTB along with the Partnership. The consolidation of TOTB into the Partnership’s books and records gave rise to noncontrolling interests held by the other members of the LLC in the total amount of approximately $14,020,000.

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

Limited partner capital decreased by approximately $2,270,000 during the six months ended June 30, 2011. Two large components of the decrease in limited partner capital during 2011 were an increase in the allowance for loan losses in the amount of approximately $789,000 and an impairment loss on a real estate property of approximately $292,000. Reinvested distributions from limited partners electing to reinvest were $56,000 and $380,000 for the six months ended June 30, 2011 and 2010, respectively. There were no limited partner withdrawals for the six months ended June 30, 2011 and 2010. Limited partner withdrawal percentages have been 4.70%, 6.34%, 10.00%, 2.01% and 0.00% for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

Changes in Internal Controls over Financial Reporting
Changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending June 30, 2011 are described above.

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

PART II. OTHER INFORMATION (RESTATED)

Item 1A. Risk Factors (Restated)

Financial Reporting Risk

The Partnership may fail to maintain an effective system of internal control over financial reporting

As part of the restatement process relating to the filing of this Quartely Report, we have conducted an assessment of our internal control over financial reporting, identified a material weakness in our internal control over financial reporting related to the number of limited partnership units outstanding as of June 30, 2011 and 2010 the reporting of noncontrolling interest balances related to a consolidated entity formed during the first quarter of 2011 and related disclosures and concluded that our internal control over financial reporting was not effective as of June 30, 2011. As a result, we have specifically implemented remedial work to obtain reasonable assurance regarding our internal controls over financial reporting related the number of limited partnership units outstanding. There can be no assurance that our remedial actions will ensure that, in the future, we will not have material weaknesses in internal control over financial reporting relating to the number of limited partnership units outstanding or in other internal control over financial reporting or disclosure controls and procedure issues.

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