Form 10-Q/A
period 2011-09-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2012-03-08
CIK 841501

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
Yes [   ] No [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Owens Mortgage Investment Fund (the “Partnerhip”) for the fiscal quarter ended September 30, 2011, as originally filed on November 14, 2011 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect a restatement in management’s assessment of the disclosure controls and procedures as of September 30, 2011, and to restate Management’s Report on Internal Control Over Financial Reporting to include a material weakness in the Partnership’s internal control over financial reporting that existed as of September 30, 2011, due to the incorrect reporting of the number of limited partner units outstanding, the disclosure of the net income or loss allocated to limited partners per weighted average limited partnership unit during the periods covered by the Quarterly Report.
.
Restatement

The consolidated financial statements for the three and six months ended September 30, 2011 and 2010 have been restated for an error in reporting the number of limited partners units outstanding. The consolidated financial statements for the three and nine months ended September 30, 2011 have also been restated for an error in reporting  the balance of noncontrolling interests and net loss attributable to noncontrolling interests as summarized below:

	September 30, 2011	September 30, 2010
Limited partner units outstanding, as previously reported	201,479,554	240,510,416
Limited partner units outstanding, as restated	281,574,882	289,991,381

Noncontrolling Interests, as previously reported	$16,135,489	N/A
Noncontrolling Interests, as restated	$17,076,990	N/A

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net loss attributable to noncontrolling interests, as previously reported	$152,881	260,257
Net income attributable to noncontrolling interests, as restated	$(195,495)	(681,244)
Net loss attributable to Owens Mortgage Investment Fund, as previously reported	$(4,798,448)	(5,728,034)
Net loss attributable to Owens Mortgage Investment Fund, as restated	$(5,146,824)	(6,669,535)
Net loss allocated to general partner, as previously reported	$(47,426)	(59,297)
Net loss allocated to general partner, as restated	$(50,875)	(68,619)
Net loss allocated to limited partners, as previously reported	$(4,751,022)	(5,668,737)
Net loss allocated to limited partners, as restated	$(5,095,949)	(6,600,916)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net loss allocated to limited partners per weighted average limited partnership unit, as previously reported	$(0.023)	$(0.007)	$(0.027)	$(0.003)
Net loss allocated to limited partners per weighted average limited partnership unit, as restated	$(0.018)	$(0.006)	$(0.023)	$(0.003)

Weighted average limited partnership units, as previously reported	205,063,000	239,951,000	211,643,000	240,794,000
Weighted average limited partnership units, as restated	281,575,000	289,913,000	287,242,000	289,693,000

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
Exhibit 31.2
Exhibit 32
Exhibit 101

 Part I - Item 1. FINANCIAL STATEMENTS (RESTATED)

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets (Restated)

September 30, 2011 and December 31, 2010
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$11,282,457	$5,375,060
Certificates of deposit	1,992,204	2,003,943
Loans secured by trust deeds, net of allowance for losses of $25,404,880 in 2011 and $36,068,515 in 2010	70,389,823	121,596,980
Interest and other receivables	2,100,516	4,493,614
Vehicles, equipment and furniture, net of accumulated depreciation of $410,982 in 2011 and $309,676 in 2010	313,698	387,975
Other assets, net of accumulated amortization of $729,837 in 2011 and $675,398 in 2010	1,278,957	1,036,146
Investment in limited liability company	2,191,349	2,141,971
Real estate held for sale	30,154,636	15,132,847
Real estate held for investment, net of accumulated depreciation and amortization of $7,701,003 in 2011 and $5,887,910 in 2010	115,584,121	81,933,352
Total Assets	$235,287,761	$234,101,888

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$178,131	$46,014
Due to general partner	419,536	682,231
Accounts payable and accrued liabilities	3,436,080	2,387,087
Deferred gains	1,455,705	1,475,220
Note payable	10,281,283	10,393,505
Total Liabilities	15,770,735	14,984,057

PARTNERS’ CAPITAL (units subject to redemption):
General partner	2,088,681	2,259,916
Limited partners	200,351,355	216,841,448
Total Owens Mortgage Investment Fund partners’ capital	202,440,036	219,101,364
Noncontrolling interests	17,076,990	16,467
Total partners’ capital	219,517,026	219,117,831
Total Liabilities and Partners’ Capital	$235,287,761	$234,101,888

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations (Restated)

For the Three and Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES:
Interest income on loans secured by trust deeds	$1,867,100	$1,904,440	$4,669,755	$6,234,406
Gain on sale of real estate, net	6,635	129,854	19,515	318,787
Rental and other income from real estate properties	3,546,324	2,282,574	9,280,469	5,924,025
Income from investment in limited liability company	37,486	38,259	114,378	111,048
Other income	18,177	6,987	23,151	15,283
Total revenues	5,475,722	4,362,114	14,107,268	12,603,549

EXPENSES:
Management fees to general partner	544,490	658,122	1,830,326	1,713,439
Servicing fees to general partner	62,511	121,740	218,426	381,518
Administrative/accounting	48,881	15,000	160,085	45,000
Legal and professional	128,448	109,560	412,115	358,749
Rental and other expenses on real estate properties	3,562,432	2,382,508	9,996,288	6,559,352
Interest expense	133,367	486,438	397,187	1,596,949
Provision for loan losses	730,239	(1,223,936)	1,518,969	623,812
Impairment losses on real estate properties	5,193,321	—	5,484,923	465,294
Other	23,362	23,531	77,240	73,963
Total expenses	10,427,051	2,572,963	20,095,559	11,818,076

Net (loss) income	$(4,951,329)	$1,789,151	$(5,988,291)	$785,473
Less: Net (income) loss attributable to non-controlling interests	(195,495)	196	(681,244)	(608)
Net (loss) income attributable to Owens Mortgage Investment Fund	$(5,146,824)	$1,789,347	$(6,669,535)	$784,865

Net (loss) income allocated to general partner	$(50,875)	$17,992	$(68,619)	$8,489

Net (loss) income allocated to limited partners	$(5,095,949)	$1,771,355	$(6,600,916)	$776,376

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(0.018)	$0.006	$(0.023)	$0.003

Weighted average limited partnership units	281,575,000	289,913,000	287,242,000	289,693,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital (Restated)

For the Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2009	$2,512,399	289,343,902	$241,338,206	$243,850,605	$34,656	$243,885,261

Net income	8,489	647,479	776,376	784,865	608	785,473
Income distributions	(25,301)	—	(1,800,186)	(1,825,487)	(15,018)	(1,840,505)

Balances, September 30, 2010	$2,495,587	289,991,381	$240,314,396	$242,809,983	$20,246	$242,830,229

Balances, December 31, 2010	$2,259,916	290,019,136	$216,841,448	$219,101,364	$16,467	$219,117,831

Net (loss) income	(68,619)	55,745	(6,600,916)	(6,669,535)	681,244	(5,988,291)
Noncontrolling interests of newly consolidated LLC’s	—	—	—	—	16,257,427	16,257,427
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Capital distributions	(87,705)	(8,499,999)	(8,499,997)	(8,587,702)	—	(8,587,702)
Income distributions	(14,911)	—	(1,389,180)	(1,404,091)	(14,092)	(1,418,183)

Balances, September 30, 2011	$2,088,681	281,574,882	$200,351,355	$202,440,036	$17,076,990	$219,517,026

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

Restatement

The consolidated financial statements for the three and six months ended September 30, 2011 and 2010 have been restated for an error in reporting the number of limited partners units outstanding. The consolidated financial statements for the three and nine months ended September 30, 2011 have also been restated for an error in reporting  the balance of noncontrolling interests and net loss attributable to noncontrolling interests as summarized below:
	September 30, 2011	September 30, 2010
Limited partner units outstanding, as previously reported	201,479,554	240,510,416
Limited partner units outstanding, as restated	281,574,882	289,991,381

Noncontrolling Interests, as previously reported	$16,135,489	N/A
Noncontrolling Interests, as restated	$17,076,990	N/A
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net loss attributable to noncontrolling interests, as previously reported	$152,881	260,257
Net income attributable to noncontrolling interests, as restated	$(195,495)	(681,244)
Net loss attributable to Owens Mortgage Investment Fund, as previously reported	$(4,798,448)	(5,728,034)
Net loss attributable to Owens Mortgage Investment Fund, as restated	$(5,146,824)	(6,669,535)
Net loss allocated to general partner, as previously reported	$(47,426)	(59,297)
Net loss allocated to general partner, as restated	$(50,875)	(68,619)
Net loss allocated to limited partners, as previously reported	$(4,751,022)	(5,668,737)
Net loss allocated to limited partners, as restated	$(5,095,949)	(6,600,916)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net loss allocated to limited partners per weighted average limited partnership unit, as previously reported	$(0.023)	$(0.007)	$(0.027)	$(0.003)
Net loss allocated to limited partners per weighted average limited partnership unit, as restated	$(0.018)	$(0.006)	$(0.023)	$(0.003)

Weighted average limited partnership units, as previously reported	205,063,000	239,951,000	211,643,000	240,794,000
Weighted average limited partnership units, as restated	281,575,000	289,913,000	287,242,000	289,693,000

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

Allowance for Loan Losses

Loans and the related accrued interest and advances are analyzed by management on a periodic basis for ultimate recovery. The allowance for loan losses is an estimate of credit losses inherent in the Partnership’s loan portfolio that have been incurred as of the balance sheet date.  The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

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

After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Any recovery in the fair value subsequent to such a write down is recorded (not to exceed the net realizable value at acquisition) as an offset to impairment losses on real estate properties. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

During the nine months ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: an extension of the maturity date and a reduction of the stated interest rate of the loan or a reduction in the monthly interest payments due under the loan with all deferred interest due at the extended maturity date.

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

TOTB Miami, LLC (Restated)

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the agreement (approximately 56% as of September 30, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,953,000 as of September 30, 2011.

The net operating loss to the Partnership from TOTB was approximately $394,000 and $1,124,000 (including depreciation of $150,000 and $399,000) for the three and nine months ended September 30, 2011, respectively.

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

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2011, the management fees would have been $688,000 (increase of $143,000) and $2,403,000 (increase of $572,000), respectively, which would have increased net loss allocated to limited partners by approximately 2.8% and 8.6%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.019 and $.025, respectively, from a loss of $.018 and $.023, respectively. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2010, the management fees would have been $1,339,000 (increase of $681,000) and $4,197,000 (increase of $2,483,000), respectively, which would have decreased net income allocated to limited partners by approximately 38% and 317%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to income (loss) of $.004 and $(.006), respectively, from income of $.006 and $.003, respectively.

In determining the yield to the partners and hence the management fees, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Partnership will vary in amount and percentage from period to period, and while it is possible that OFG will again receive less than the maximum management fees in the future, OFG could decide to receive the maximum management fees at its discretion. The likelihood of OFG receiving the maximum management fees will increase in 2012 and beyond as the average balance of the loan portfolio decreases further with loan foreclosures and payoffs. If OFG chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about the Partnership’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Nonrecurring:
Impaired loans:
Commercial	$529,200	—	—	$529,200
Condominiums	3,552,000	—	—	3,552,000
Improved and unimproved land	25,862,007	—	—	25,862,007
Total	$29,943,207	—	—	$29,943,207

Real estate properties:
Commercial	$11,990,976	—	—	$11,990,976
Condominiums	12,480,000	—	—	12,480,000
Single family homes	2,448,660	—	—	2,448,660
Improved and unimproved land	20,421,478	—	—	20,421,478
Total	$47,341,114	—	—	$47,341,114

2010
Nonrecurring:
Impaired loans:
Commercial	$1,766,400	—	—	$1,766,400
Condominiums	24,046,874	—	—	24,046,874
Improved and unimproved land	14,579,177	—	—	14,579,177
Total	$40,392,451	—	—	$40,392,451

Real estate properties:
Commercial	$16,628,315	—	—	$16,628,315
Single family homes	347,730	—	—	347,730
Improved and unimproved land	10,550,400	—	—	10,550,400
Total	$27,526,445	—	—	$27,526,445

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

Notes to Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of nonrecurring fair value measurements recognized in the accompanying consolidated balance sheet using significant unobservable (Level 3) inputs:

	Impaired Loans	Real Estate Properties
Balance, January 1, 2011	$40,392,451	$27,526,445
Total realized and unrealized gains and losses: Included in net loss	(2,085,969)	(5,484,923)
Foreclosures	(21,917,339)	55,407,119
Loan payoffs	(1,408,514)	—
Real estate sales	—	—
Transfers in and/or out of Level 3	14,962,578	(30,107,527)
Balance, September 30, 2011	$29,943,207	$47,341,114

Balance, January 1, 2010	$38,581,158	$27,733,449
Total realized and unrealized gains and losses: Included in net loss	(1,920,012)	(465,294)
Foreclosures	(11,656,881)	15,547,849
Loan payoffs	(3,353,374)	—
Real estate sales	—	(93,953)
Transfers in and/or out of Level 3	26,380,302	(19,907,899)
Balance, September 30, 2010	$48,031,193	$22,814,152

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

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The carrying value of the Partnership’s certificates of deposit of approximately $1,992,000 and $2,004,000 as of September 30, 2011 and December 31, 2010, respectively, approximates the fair value. Fair value measurements are estimated using a matrix based on interest rates.

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

Summary of Financial Results (Restated)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Total revenues	$5,475,722	$4,362,114	$14,107,268	$12,603,549
Total expenses	10,427,051	2,572,963	20,095,559	11,818,076

Net (loss) income	$(4,951,329)	$1,789,151	$(5,988,291)	$785,473

Less: Net (income) loss attributable to noncontrolling interests	(195,495)	196	(681,244)	(608)

Net (loss) income attributable to Owens Mortgage Investment Fund	$(5,146,824)	$1,789,347	$(6,669,535)	$784,865

Net (loss) income allocated to limited partners	$(5,095,949)	$1,771,335	$(6,600,916)	$776,376

Net (loss) income allocated to limited partners per weighted average limited partnership unit	$(0.018)	$0.006	$(0.023)	$0.003

Annualized rate of return to limited partners (1)	(7.2)%	2.4%	(3.1)%	0.4%

Distribution per partnership unit (yield) (2)	0.9%	1.5%	(3.7)%	1.1%

Weighted average limited partnership units	281,575,000	289,913,000	287,242,000	289,693,000

(1)
The annualized rate of return to limited partners is calculated based upon the net (loss) income allocated to limited partners per weighted average limited partnership unit as of September 30, 2011 and 2010 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution or loss allocated to partners by the prior month’s weighted average partners’ capital balance.

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

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2011, the management fees would have been $688,000 (increase of $143,000) and $2,403,000 (increase of $572,000), respectively, which would have increased net loss allocated to limited partners by approximately 2.8% and 8.6%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.019 and $.025, respectively, from a loss of $.018 and $.023, respectively. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2010, the management fees would have been $1,339,000 (increase of $681,000) and $4,197,000 (increase of $2,483,000), respectively, which would have decreased net income allocated to limited partners by approximately 38% and 317%, respectively, and net income allocated to limited partners per weighted average limited partner unit by the same percentages to income (loss) of $.004 and $(.006), respectively, from income of $.006 and $.003, respectively.

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

TOTB Miami, LLC (Restated)

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and Potomac Capital (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the allocation of the distribution priorities contained in the Agreement (approximately 56% as of September 30, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $14,953,000 as of September 30, 2011.

The net operating loss to the Partnership from TOTB was approximately $394,000 and $1,124,000 (including depreciation of $150,000 and $399,000) for the three and nine months ended September 30, 2011, respectively.

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

Noncontrolling Interests (Restated)

Noncontrolling interests increased from approximately $16,000 as of December 31, 2010 to approximately $17,077,000 as of September 30, 2011, due to the foreclosure of two loans during the nine months ended September 30, 2011 and the acquisition by two new LLC entities (TOTB Miami, LLC or “TOTB” and 1875 West Mission Blvd., LLC or “1875”) of the properties securing the foreclosed loans. The loans had been subject to co-lending agreements with three and one other lender(s) (one of which was the General Partner on TOTB) who are now members in TOTB and 1875, respectively, along with the Partnership. The consolidation of TOTB and 1875 into the Partnership’s books and records gave rise to noncontrolling interests held by the other members of the LLC’s in the aggregate amount of approximately $16,257,000.

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

Limited partner capital decreased by approximately $16,490,000 during the nine months ended September 30, 2011. Two large components of the decrease in limited partner capital during 2011 were a capital distribution of approximately $8,500,000 made to limited partners and an increase in the allowance for loan losses and impairment losses on real estate properties totaling approximately $7,004,000 during the period. Reinvested distributions from limited partners electing to reinvest were $56,000 and $647,000 for the nine months ended September 30, 2011 and 2010, respectively. There were no limited partner withdrawals for the nine months ended September 30, 2011 and 2010. There was a pro rata capital distribution of $8,588,000 (3.07%) made to all partners during the quarter ended September 30, 2011. Limited partner withdrawal and capital distribution percentages have been 4.70%, 6.34%, 10.00%, 2.01% and 0.00% for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively, and 4.0% for the nine months ended September 30, 2011 (annualized). These percentages are the annual average of the aggregate limited partners’ capital withdrawals and distributions in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

Changes in Internal Controls over Financial Reporting
Changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending September 30, 2011 are described above.

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

(a)Exhibits (Restated)
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