Form 10-K
period 2011-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2012-03-29
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2011, the aggregate value of limited partnership units held by non-affiliates was approximately $213,062,000.  This calculation is based on the book basis capital account balances of the limited partners and excludes limited partnership units held by the general partner.

DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with Registrant’s S-11 Registration Statement No. 333-150248 are incorporated by reference into Part IV.

Consolidated Financial Statements and Supplementary Information	F-1

Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

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

Owens Financial Group, Inc. (the General Partner) arranges, services and maintains the loan and real estate portfolios for the Partnership. The Partnership’s mortgage loans are secured by mortgages on unimproved, improved, income-producing and non-income-producing real property, such as condominium projects, apartment complexes, shopping centers, office buildings, and other commercial or industrial properties. No single Partnership loan may exceed 10% of the total Partnership assets as of the date the loan is made.

The following table shows the total Partnership capital, mortgage investments and net income attributable to the Partnership as of and for the years ended December 31, 2011, 2010, 2009, 2008, 2007 and 2006:

	Total Partners’ Capital	Mortgage Investments	Real Estate Properties	Net (Loss) Income
2011……………………….	$181,045,959	$69,421,876	$145,591,660	$(24,744,255)
2010……………………….	$219,101,364	$157,665,495	$97,066,199	$(22,837,520)
2009……………………….	$243,850,605	$211,783,760	$79,888,536	$(20,136,105)
2008……………………….	$273,203,409	$262,236,201	$58,428,572	$2,163,164
2007……………………….	$298,743,630	$277,375,481	$53,223,652	$21,592,606
2006……………………….	$290,804,278	$250,143,631	$29,700,395	$21,988,245

As of December 31, 2011, the Partnership held investments in 25 mortgage loans, secured by liens on title and leasehold interests in real property. Seventy-three percent (73%) of the mortgage loans are located in Northern California. The remaining 27% are located in Arizona, Hawaii, Pennsylvania, Utah, and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2011:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2011)

	Number of Loans	Amount	Percent

1st Mortgages	22	$48,710,380	70.17%
2nd and 3rd Mortgages	3	20,711,496	29.83%
	25	$69,421,876	100.00%

Maturing on or before December 31, 2011	16	$46,665,570	67.22%
Maturing on or between January 1, 2012 and December 31, 2013	6	8,735,978	12.58%
Maturing on or between January 1, 2014 and September 1, 2018	3	14,020,328	20.20%
	25	$69,421,876	100.00%

Commercial	15	$29,552,531	42.57%
Condominiums	2	10,369,534	14.94%
Single family homes (1-4 units)	1	250,000	0.36%
Improved and unimproved land	7	29,249,811	42.13%
	25	$69,421,876	100.00%

The Partnership has established an allowance for loan losses of approximately $24,542,000 as of December 31, 2011. The above amounts reflect the gross amounts of the Partnership’s mortgage investments without regard to such allowance.

The average loan balance of the mortgage loan portfolio is $2,777,000 as of December 31, 2011. Of such investments, 22.9% earn a variable rate of interest and 77.1% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

•
$18,195,000 in cash and cash equivalents and certificates of deposit required to transact the business of the Partnership and/or in conjunction with contingency reserve and compensating balance requirements;

•	$145,592,000 in real estate held for sale and investment;

•	$2,140,000 in investment in limited liability company;

•	$1,456,000 in interest and other receivables;

•	$280,000 in vehicles, equipment and furniture; and

•	$1,329,000 in other assets.

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

A review normally includes conducting a physical evaluation of the property securing the loan and the area in which the property is located, and obtaining information regarding the property’s occupancy. In some circumstances, the General Partner may determine that a more extensive review is warranted, and may obtain an updated appraisal, updated financial information on the borrower or other information. As of December 31, 2011, the Partnership obtained updated appraisals on the majority of the properties securing its trust deed investments and its wholly- and majority- owned real estate properties.

As of December 31, 2011 and 2010, the Partnership had eighteen and twenty-four loans, respectively, that were impaired and /or delinquent in payments greater than ninety days totaling approximately $52,327,000 and $121,565,000, respectively. This included fourteen and twenty-two matured loans totaling $45,176,000 and $119,084,000, respectively. In addition, two and five loans totaling approximately $1,490,000 and $3,318,000 were past maturity but current in monthly payments as of December 31, 2011 and 2010, respectively (combined total of delinquent loans of $53,817,000 and $124,883,000, respectively). Of the impaired and past maturity loans, approximately $8,050,000 and $46,078,000, respectively, were in the process of foreclosure and $24,203,000 and $53,606,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2011 and 2010. The Partnership foreclosed on ten and nine loans during the years ended December 31, 2011 and 2010, respectively, with aggregate principal balances totaling $61,438,000 and $36,174,000, respectively, and obtained the properties via the trustee’s sales.

Of the total past maturity loans as of December 31, 2011, one loan with a principal balance of $800,000 had the maturity date extended for two years to December 31, 2013 subsequent to year end. In addition, subsequent to year end, the borrower on an impaired and past maturity loan that was previously in the process of foreclosure, filed for bankruptcy protection.

Of the $121,565,000 in loans that were greater than ninety days delinquent as of December 31, 2010, $46,200,000 remained delinquent as of December 31, 2011, $61,435,000 of such loans were foreclosed and became real estate owned by the Partnership during 2011, and $13,930,000 were paid off by the borrowers.

Following is a table representing the Partnership’s delinquency experience (over 90 days) and foreclosures by the Partnership as of and during the years ended December 31, 2011, 2010, 2009 and 2008:

	2011	2010	2009	2008
Delinquent Loans	$52,327,000	$121,565,000	$146,039,000	$95,743,000
Loans Foreclosed	$61,438,000	$36,174,000	$34,907,000	$18,220,000
Total Mortgage Investments	$69,422,000	$157,665,000	$211,784,000	$262,236,000
Percent of Delinquent Loans to Total Loans	75.38%	77.10%	68.96%	36.51%

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

Once the yield is set and all other items of tax basis income and expense are determined for a particular month, the management fees are also set for that month. Large fluctuations in the management fees paid to the General Partner are normally a result of extraordinary items of income or expense within the Partnership (such as gains or losses from sales of real estate, etc.) or fluctuations in the level of delinquent loans.

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2011, the management fees would have been $2,909,000 (increase of $597,000), which would have increased the net loss allocated to limited partners by approximately 2.4% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.088 from a loss of $0.086. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2010, the management fees would have been $5,905,000 (increase of $3,939,000), which would have increased the net loss allocated to limited partners by approximately 17.3% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.09 from a loss of $0.08.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2011, 2010, 2009, 2008, 2007 and 2006, the management fees were 2.19%, 1.00%, 0.89%, 1.53%, 0.79% and 2.04% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased substantially between 2010 and 2011, the total dollar amount of management fees paid to the General Partner has only increased by approximately 17% because the weighted balance of the loan portfolio has decreased by approximately 46% between 2010 and 2011.

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

Carried Interest and Contributed Capital

The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts, and together with its carried interest has an interest of approximately 1% of the limited partners’ capital accounts. The General Partner receives a carried interest of 0.5% of the aggregate capital accounts of the limited partners, which is additional compensation to the General Partner. The carried interest is recorded as an expense of the Partnership and as a contribution to the General Partner’s capital account as additional compensation. The carried interest is increased each month by 0.5% of the net increase in the capital accounts of the limited partners. If there is a net decrease in the capital accounts for a particular month, no carried interest is allocated for that month and the allocation to carried interest is “trued-up” to the correct 0.5% amount in the next month that there is an increase in the net change in capital accounts. Thus, if the Partnership generates an annual yield on capital of the limited partners of 10%, the General Partner would receive additional distributions on its carried interest of approximately $150,000 per year if $300,000,000 of partner capital were outstanding. In addition, if the Partnership were liquidated, the General Partner could receive up to $1,500,000 in capital distributions without having made equivalent cash contributions as a result of its carried interest. These capital distributions, however, will be made only after the limited partners have received capital distributions equaling 100% of their capital contributions.

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

Table of Compensation and Reimbursed Expenses

The following table summarizes the compensation and reimbursed expenses paid to the General Partner for the years ended December 31, 2011 and 2010, showing actual amounts and the maximum allowable amounts for management and servicing fees. No other compensation was paid to the General Partner during these periods. The fees were established by the General Partner and were not determined by arms’-length negotiation.

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
		Maximum		Maximum
Form of Compensation	Actual	Allowable	Actual	Allowable
Paid by the Partnership:
Management Fees*	$2,312,000	$2,909,000	$1,966,000	$5,905,000
Servicing Fees	264,000	264,000	491,000	491,000
Carried Interest	—	—	—	—
Subtotal	$2,576,000	$3,173,000	$2,457,000	$6,396,000

Paid by Borrowers:
Acquisition and Origination Fees	$168,000	$168,000	$83,000	$83,000
Late Payment Charges	779,000	779,000	132,000	132,000
Miscellaneous Fees	8,000	8,000	12,000	12,000
Subtotal	$955,000	$955,000	$227,000	$227,000

Total	$3,531,000	$4,128,000	$2,684,000	$6,623,000

Reimbursement by the Partnership of Other Expenses	$641,000	$641,000	$63,000	$63,000

* The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement. An increase or decrease in the management fees paid directly impacts the yield paid to the limited partners.

Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2011 and 2010, exclusive of expense reimbursement, was $3,531,000 and $2,684,000, respectively, or 2.0% and 1.2%, respectively, of partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $4,128,000 and $6,623,000, respectively, or 2.3% and 3.1%, respectively, of partners’ capital, which would have increased net loss allocated to limited partners by approximately 2.4% and 17.3%, respectively.

Acquisition and origination fees as a percentage of loans extended by the Partnership were 1.6% and 3.3% for the years ended December 31, 2011 and 2010, respectively.

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

First Mortgage Loans

First mortgage loans are secured by first deeds of trust on real property. Such loans are generally for terms of 1-3 years. At origination, such loans do not usually exceed 80% of the appraised value of improved residential real property, 50% of the appraised value of unimproved real property, and 75% of the appraised value of commercial property.

Second and Wraparound Mortgage Loans

Second and wraparound mortgage loans are secured by second or wraparound deeds of trust on real property which is already subject to prior mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the mortgaged property at origination. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loans, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, the Partnership generally makes principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans.

Third Mortgage Loans

Third mortgage loans are secured by third deeds of trust on real property which is already subject to prior first and second mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the mortgaged property at origination.

Construction and Rehabilitation Loans

Construction and rehabilitation loans are loans made for both original development and renovation of property. Construction and rehabilitation loans invested in by the Partnership are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the mortgaged property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value at origination.

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

As of December 31, 2011, the Partnership’s loan portfolio does not contain any construction or rehabilitation loans.

Leasehold Interest Loans

Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest at origination. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit the General Partner to cure any default under the lease. As of December 31, 2011, the Partnership’s loan portfolio does not contain any leasehold interest loans.

Variable Rate Loans

Approximately 22.9% ($15,905,000) and 10.2% ($16,065,000) of the Partnership’s loans as of December 31, 2011 and 2010, respectively, bear interest at a variable rate. Variable rate loans originated by the General Partner may use indices such as the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).The General Partner may negotiate spreads over these indices of from 2.0% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

One-year Treasury Constant Maturity Index	0.12%	0.29%

Five-year Treasury Constant Maturity Index	0.83%	2.01%

Ten-year Treasury Constant Maturity Index	1.89%	3.30%

Prime Rate Index	3.25%	3.25%

Monthly Weighted Average Cost of Funds for Eleventh District Savings Institutions	1.22%	1.57%

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

The total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. Until December 2010, the Partnership had a line of credit agreement with a group of banks that provided interim financing on mortgage loans invested in by the Partnership. The line of credit was paid in full by the Partnership in December 2010. As a result, the Partnership is no longer subject to the collateral requirements, payment obligations, restrictions on partner distributions and repurchases, and other restrictions imposed by the line of credit agreement.

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

For several years prior to 2010 and 2011, a variety of factors, including the entry into the mortgage industry of lenders with large supplies of cash willing to bear increased risk to obtain ostensibly higher yields, resulted in decreased lending opportunities for the Partnership. However, due to the substantial decline in the housing and commercial markets over the past three years, many lenders have experienced severe liquidity issues.  The General Partner believes that these liquidity issues have reduced the competition for commercial loans as many lenders do not have access to lendable capital. The Partnership has not been able to capitalize on this competitive opportunity by making new loans because the Partnership has also experienced liquidity issues, restrictions imposed by its line of credit until December 2010, and a large increase in limited partner withdrawal requests.

Employees

The Partnership does not have employees. The General Partner, Owens Financial Group, Inc., provides all of the employees necessary for the Partnership’s operations. As of December 31, 2011, the General Partner had 17 employees. All employees are at-will employees and none are covered by collective bargaining agreements.

PART I - Item 1A. RISK FACTORS

Risks Associated with the Business of the Partnership

The Partnership invests primarily in mortgage loans secured by real property and interests in real property.  It is therefore subject to the usual risks associated with real estate financing, as well as certain special risks, as described below.

Loan delinquencies and foreclosures may contribute to reductions in net income (yield) paid to limited partners and may lead to losses allocated to partners

As of December 31, 2011, mortgage loans of approximately $52,327,000 were more than 90 days delinquent in payments. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $1,490,000 as of December 31, 2011 (combined total of delinquent loans of $53,817,000 compared to $124,883,000 as of December 31, 2010). Of the impaired and past maturity loans as of December 31, 2011, approximately $8,050,000 were in the process of foreclosure and $24,203,000 involved borrowers in bankruptcy.  The Partnership foreclosed on ten loans during 2011 with aggregate principal balances totaling $61,438,000 and obtained the properties or joint interests in the properties.

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

Defaults on the Partnership’s mortgage loans will reduce Partnership income and your distributions

Failure of a borrower to pay interest or repay a loan could have adverse consequences to the Partnership’s income. Examples of these are the following:

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

Partnership Results are Subject to Fluctuations in Interest Rates and Other Economic Conditions Which Affect Yields

The Partnership’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.  If the economy is healthy, more people are expected to borrow money to acquire, develop and renovate real property.  In the current economy, real estate development has slowed and mortgage defaults have risen. In addition, there has been a tightening in the credit markets and real estate lending has slowed considerably, which has resulted in fewer Partnership loans being repaid in a timely manner. All of these factors, coupled with a significant increase in limited partner withdrawal requests, have resulted in reduced Partnership liquidity and income. Currently, the Partnership is not able to invest in new mortgage loans due to cash flow constraints and certain restrictions on new investment in mortgage loans imposed by the Partnership Agreement when the Partnership does not have sufficient funds to cover previously requested withdrawals that are permitted to be paid. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year, but may not have the cash available to enable it to honor withdrawal requests, make pro-rata partner distributions or make new investments during that time.

Unexpected Declines in Values of Secured Properties Could Cause Losses in Event of Foreclosures and Decreased Distributions to You

Declines in real estate values could impair the Partnership’s security in outstanding loans, and if such a loan required foreclosure, it might reduce the amount the Partnership has available to distribute to limited partners.

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

As of December 31, 2011, the Partnership maintained an allowance for loan losses of approximately $24,542,000.  This includes a specific allowance of $22,292,000 on seven loans and a general allowance of $2,250,000.

Foreclosures Create Additional Ownership Risks

The Partnership foreclosed on ten loans during the year ended December 31, 2011 with aggregate principal balances totaling $61,438,000 and obtained the properties via the trustee’s sales.  In addition, as of the date of this filing, three delinquent loans with aggregate principal balances totaling $8,050,000 have had notices of default filed or are in the process of foreclosure.

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

During the year ended December 31, 2011, the Partnership recorded impairment losses on twelve of its real estate properties held for sale and investment in the aggregate amount of approximately $15,023,000.

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

Larger Loans Result in Less Diversity and May Increase Risk

As of December 31, 2011, the Partnership was invested in a total of 25 mortgage loans, with an aggregate face value of $69,421,876.  The average value of those loans was approximately $3,306,000, and the median value was $1,279,000.  There were ten of such loans with a face value each of 3% or more of the aggregate face value of all loans, and the largest loan relationship had a total face value of 35% of total Partnership loans.  The Partnership Agreement permits investment in any single mortgage loan with a face value up to 10% of the total Partnership assets as of the date the loan is made.

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

Geographical Concentration of Mortgages May Result in Additional Delinquencies

Northern California real estate secured approximately 73% of the total mortgage loans held by the Partnership as of December 31, 2011. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those.  In addition, 11%, 6%, 4%, 3% and 3% of total mortgage loans were secured by Arizona, Pennsylvania, Utah, Washington and Hawaii real estate, respectively. These concentrations may increase the risk of delinquencies on Partnership loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

Commercial real estate markets in California have suffered with the worsening economy, and the Partnership expects that this may continue to adversely affect the Partnership’s operating results. In addition, approximately 84% of the Partnership’s mortgage loans are secured by real estate in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past four years.

Investments in construction and rehabilitation loans may be riskier than loans secured by operating properties

Although the Partnership’s loan portfolio does not contain any construction or rehabilitation mortgage loans, and the Partnership has no outstanding construction or rehabilitation loan commitments as of December 31, 2011, the Partnership has made construction and rehabilitation loans in the past and the Partnership may make additional construction and rehabilitation loan commitments in the future.  Construction and rehabilitation mortgage loans may be riskier than loans secured by properties with an operating history, because:

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

Investments in loans secured by leasehold interests may be riskier than loans secured by fee interests in properties

Although the Partnership’s loan portfolio does not contain any loans secured by leasehold interests as of December 31, 2011, the Partnership has made such loans in the past and may resume leasehold-secured lending in the future.  Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and the Partnership’s rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease.

Investments in second, third and wraparound mortgage loans may be riskier than loans secured by first deeds of trust

Second, third and wraparound mortgage loans (those under which the Partnership generally makes the payments to the holders of the prior liens) are riskier than first mortgage loans because of:

•	Their subordinate position in the event of default; and

•	There could be a requirement to cure liens of a senior loan holder and, if not done, the Partnership would lose its entire interest in the loan.

As of December 31, 2011, the Partnership’s loan portfolio contained 17.4% in second mortgage loans and 12.4% in third mortgage loans.  As of December 31, 2011, the Partnership was invested in no wraparound mortgage loans.

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

Partnership Loans Permit Prepayment Which May Lower Yields

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

Any of these could create a material adverse effect on Partnership assets and/or profitability. During the course of the due diligence for the sale of properties owned by the Partnership in Santa Clara, California during 2008, it was discovered that the properties were contaminated and that remediation and monitoring may be required. The parties to the sale agreed to enter into an Operating Agreement to restructure the arrangement as a joint venture. Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified its joint venture partner against all obligations related to the contamination. The Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties for the year ended December 31, 2008.  As of December 31, 2011, approximately $430,000 remains accrued. The Partnership is unable to estimate the maximum amount to be paid under this guarantee, as the Operating Agreement does not limit the obligations of the Partnership.

Partnership Borrowing Involves Risks if Defaults Occur and Your Distributions May Decrease

Any borrowing by the Partnership may increase the risk of limited partner investments and reduce the amount the Partnership has available to distribute to limited partners. Until December 2010, the Partnership had a bank line of credit, under authority granted by the Partnership Agreement, which the Partnership had used from time to time to acquire or make mortgage loans. The line of credit was repaid in full by the Partnership in December 2010. The Partnership no longer has access to funds from a line of credit, but may decide to obtain a new credit line in the future, or otherwise resume borrowing. The Partnership may incur other indebtedness to:

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

There is no market for the Units, public or private, and there is a likelihood that one will never develop. You must be prepared to hold your Units as a long-term investment.

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

Repurchase of Units by the Partnership is Restricted

If you purchase Units, you must own them for at least one year before you can request the Partnership to repurchase any of those Units. This restriction does not apply to Units purchased through the Partnership’s Distribution Reinvestment Plan.  Some of the other restrictions on repurchase of Units are the following:

•	You must give a written request to withdraw at least 60 days prior to the withdrawal;

•	Payments are made only to the extent the Partnership has available cash, and the determination of the amount of cash available is subject to substantial discretion of the General Partner;

•	There is no reserve fund for repurchases;

•	You may withdraw a maximum of $100,000 during any calendar quarter;

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

If the Partnership does not sell sufficient Units, if principal payments on existing loans decrease, or if the General Partner decides to distribute net proceeds pro rata to limited partners, your ability to have your Units repurchased may be adversely affected, especially if the total amount of requested withdrawals should increase substantially. To help prevent lack of such liquidity, the Partnership will not refinance or invest in new loans using payments of loan principal by borrowers, new invested capital of limited partners or proceeds from the sale of real estate, unless it has sufficient funds to cover previously requested withdrawals that are permitted to be paid. All 2009, 2010 and 2011 scheduled withdrawals in the total amount of approximately $84,000,000 (based on tax basis capital) were not made because the Partnership did not have sufficient available cash to make such withdrawals, was restricted under its bank line of credit, and needed to have funds in reserve for operations. The line of credit was paid off in full by the Partnership in December 2010, and therefore the Partnership is no longer subject to its restrictions on partner distributions and repurchases. Thus, when funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of limited partner capital per calendar year, which will prevent any limited partner withdrawals during the same calendar year. During the year ended December 31, 2011, the Partnership made pro rata capital distributions to partners aggregating approximately $11,588,000.

On February 29, 2012, the General Partner mailed a letter to all limited partners indicating that the Partnership is in the process of developing a plan that, if proposed and approved by the majority of limited partners, may provide an additional liquidity opportunity for limited partners.  There can be no assurance that such an additional liquidity opportunity will be made available.  For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operation- Certain Additional Events.”

Limited Partners Have No Control Over Operations of the Partnership

California law prevents limited partners from involvement in the conduct of Partnership business.

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

Liquidity of the General Partner

The Partnership depends on the General Partner for the conduct of all Partnership business including, but not limited to, the origination of and accounting for all mortgage loans and the management of all Partnership assets including mortgage loans and real estate.  In order to obtain a waiver of financial covenant violations under its bank line of credit agreement, and later obtain an extension of its July 2009 maturity date until July 2010, the General Partner’s line of credit was frozen in March 2009.  As additional terms of the General Partner’s modified credit line, the General Partner also agreed not to incur any new indebtedness, to new financial covenants and to an increased interest rate and interest rate floor on its outstanding credit line borrowings, among other requirements.  In December 2010, the General Partner entered into an agreement that converted its line of credit balance to a fully amortized loan payable over three years and modified the General Partner’s financial covenants. The General Partner is current on all payment terms of the modified agreement. However, due to these credit line restrictions, its reduced ability to originate new mortgage loans, anticipated reduced fees to be paid to the General Partner by the Partnership during 2012, and the current general economic environment, the General Partner is experiencing, and will continue to experience, reduced liquidity. The General Partner primarily has been funding, and will continue to fund, the majority of its operating cash requirements from its collection of management and servicing fees earned from the Partnership.  Should the General Partner’s liquidity problem continue or worsen, the General Partner might be required to outsource certain Partnership functions that were previously provided by the General Partner to firms that may or may not have comparable experience in managing assets such as those held by the Partnership.

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

The General Partner can change investment objectives and controls the daily conduct of the Partnership’s business.

Although the General Partner may not change the nature of the Partnership’s business without majority approval by the limited partners, it does establish Partnership investment objectives and may modify those without the approval of the limited partners.

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

Payment of Fees to General Partner

Acquisition and origination fees to the General Partner are generally payable up front from payments made by third party borrowers.  These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at placement, extension or refinancing of the loan or at the time of final repayment of the loan. Such fees may create a conflict of interest for the General Partner when determining whether particular loans are suitable as investments for the Partnership.  Because the General Partner receives all of these fees, the Partnership’s interests will diverge from those of the General Partner when the General Partner decides whether it should charge the borrower a higher rate of interest on a loan or higher fees.  The General Partner could negotiate higher loan origination fees for itself in exchange for a lower interest rate to the detriment of the Partnership.  The General Partner employs no formal procedures to address this potential conflict of interest and the limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in this situation. The General Partner earned an immaterial amount from origination fees for Partnership loans in 2010 and 2011, but in prior years, the General Partner received larger origination fees from Partnership loans.  If the Partnership resumes substantial new lending activities, origination fees collected by the General Partner would increase substantially.

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

In prior periods, the General Partner has elected to receive less than the maximum management fees it is entitled to pursuant to the Partnership Agreement, which is 2 ¾% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each month.  Because the General Partner has not elected to receive all of the management fees that it was otherwise entitled to receive in all prior periods, the Partnership’s performance (and yield/distributions to limited partners) in those prior periods may be better than the Partnership’s performance in future periods in which the General Partner elects to receive up to the maximum management fees.  In 2011, the General Partner elected to receive a management fee of 2.19%, compared to 1.00% in 2010, 0.89% in 2009 and 1.53% in 2008. The limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in those situations. Although management fees as a percentage of mortgage loans has increased substantially between 2010 and 2011, the total amount of management fees paid to the General Partner has only increased by approximately 17% because the weighted balance of the loan portfolio has decreased by approximately 46% between 2010 and 2011.

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

Your cash flow and distributions may be reduced if the Partnership is taxed as a corporation.

Tax counsel to the Partnership has given its opinion as of April 1, 2011, that under Treasury Regulations adopted in 1996, the Partnership will retain its previous classification as a partnership for tax purposes.  Tax counsel has also given its opinion as of that date that the Partnership will not be classified as a “publicly traded partnership”, taxable as a corporation.
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

An IRS or state audit of the Partnership’s returns, books and records could result in an audit of your tax returns.

If the Partnership is audited by the IRS and it makes determinations adverse to us, including disallowance of deductions the Partnership has taken, the IRS may decide to audit your income tax returns.  Any such audit could result in adjustments to your tax return for items of income, deductions or credits, and the imposition of penalties and interest for the adjustments and additional expenses for filing amended income tax returns.

Inconsistencies between federal, state and local tax rules may adversely affect your cash flow, if any, from investment in Partnership Units.

If the Partnership is treated as a partnership for federal income tax purposes but as a corporation for state or local income tax purposes, or if deductions that are allowed by the IRS are not allowed by state or local regulators, your cash flow and distributions from Partnership Units would be adversely affected.

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

PART I - Item 2. PROPERTIES

As of December 31, 2011, the Partnership holds title to thirty-three real estate properties that were acquired through foreclosure including seventeen within majority- or wholly-owned limited liability companies (see below). As of December 31, 2011, the total carrying amount of these properties was $145,592,000. Twenty-seven of the properties are being held for long-term investment and the remaining six properties are currently being marketed for sale.

•	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.

•	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties acquired through foreclosure (other than within 720 University, LLC- see below).

•
Of the thirty-three properties held, twenty-two of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment and completion of renovations to certain of the condominium units owned in Phoenix, Arizona and Miami, Florida).

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

For purposes of assessing potential impairment of value during 2011 and 2010, the Partnership obtained updated appraisals or other valuation support on several of its real estate properties held for sale and investment, which resulted in additional impairment losses on twelve and eight properties, respectively, in the aggregate amount of approximately $15,023,000 and $8,907,000, respectively, recorded in the consolidated statements of operations.

Real estate properties held for sale as of December 31, 2011 and 2010 consisted of the following properties acquired through foreclosure:
	2011	2010
Manufactured home subdivision development, Ione, California	$244,400	$347,730
Commercial buildings, Roseville, California (transferred to held for investment)	—	204,804
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	2,003,046	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	432,000	—
Office condominium complex (16 units), Roseville, California (transferred to held for investment)	—	7,312,518
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC) (transferred to held for investment)	—	3,376,827
Commercial buildings, Sacramento, California	3,890,968	3,890,968
1/7th interest in single family home, Lincoln City, Oregon	85,259	—
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC)	7,315,000	—
	$13,970,673	$15,132,847

During the year ended December 31, 2011, the Partnership transferred the marina property located in Oakley, California (held within The Last Resort & Marina, LLC) and the manufactured home subdivision development located in Lake Charles, Louisiana (held within Dation, LLC) from held for investment to held for sale because the properties are listed for sale and sales are expected to be completed within one year.

During the year ended December 31, 2011, the Partnership transferred the office condominium complex located in Roseville, California and the industrial building located in Sunnyvale, California from held for sale to held for investment because it is now the intention of the Partnership to hold and operate the properties and not to sell them in the near term.

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of December 31, 2011 and 2010:
	2011	2010
Light industrial building, Paso Robles, California	$1,496,788	$1,544,866
Commercial buildings, Roseville, California	805,383	617,768
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,308,400	12,627,695
Undeveloped, residential land, Madera County, California	720,000	720,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC) (transferred to held for investment)	—	2,048,643
Undeveloped, residential land, Marysville, California	403,200	403,200
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	1,978,412	1,843,200
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,400	5,913,600
Undeveloped, industrial land, San Jose, California	2,044,800	2,044,800
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	4,118,400	5,141,275
Two improved residential lots, West Sacramento, California	182,400	510,944
Undeveloped, residential land, Coolidge, Arizona	1,056,000	2,099,816
Office condominium complex (16 units), Roseville, California	4,068,199	—
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	7,990,000	10,232,525
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC) (transferred to held for investment)	—	459,580
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,647,219	1,669,318
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,984,749	2,015,683
Industrial building, Sunnyvale, California	3,294,903	—
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,376,000	5,760,719
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,958,857	4,990,566
60 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,800,000	6,536,677
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,246,550	4,359,070
45 condominium units, Oakland, California (held within 1401 on Jackson, LLC)	8,653,490	8,924,607
Industrial building, Chico, California	6,720,000	—
168 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)	34,011,709	—
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,466,328	—
6 improved residential lots, Coeur D’Alene, Idaho	1,342,000	—
Residential and commercial land, Gypsum, Colorado	9,600,000	—
	$131,620,987	$81,933,352

The following table presents occupancy data of the Partnership’s leased real estate properties held for investment as of December 31, 2011, 2010, 2009, 2008 and 2007 (where applicable):

		Occupancy % (1)
Property Description/Location	Year Foreclosed	2011	2010	2009	2008	2007
Light industrial building, Paso Robles, California	1997	58.7%	63.7%	67.4%	96.4%	94.9%
Commercial buildings, Roseville, California	2001	81.2%	45.9%	47.5%	54.5%	73.5%
Retail complex, Greeley, Colorado (720 University, LLC)	2001	93.8%	91.9%	93.5%	92.3%	91.5%
Storage facility/business, Stockton, California	2008	82.3%	83.0%	50.0%	42.0%	N/A
Office condominium complex (16 units), Roseville, California	2008	49.2%	11.7%	9.0%	5.0%	N/A
Eight townhomes, Santa Barbara, California (2)	2009	100.0%	N/A	N/A	N/A	N/A
Nineteen condominium units, San Diego, California	2009	100.0%	89.5%	64.7%	N/A	N/A
Industrial building, Sunnyvale, California	2009	100.0%	100.0%	100.0%	N/A	N/A
133 condominium units, Phoenix, Arizona (3)	2009	31.6%	31.6%	37.6%	N/A	N/A
Medical office condominium complex, Gilbert, Arizona	2010	39.9%	50.5%	N/A	N/A	N/A
60 condominium units, Lakewood, Washington	2010	95.8%	93.0%	N/A	N/A	N/A
Apartment complex, Ripon, California	2010	93.5%	89.1%	N/A	N/A	N/A
45 condominium units, Oakland, California	2010	93.4%	92.8%	N/A	N/A	N/A
168 condominium units, Miami, Florida (TOTB Miami, LLC) (4)	2011	99.5%	N/A	N/A	N/A	N/A
12 condominium and 3 commercial units, Tacoma, Washington	2011	54.3%	N/A	N/A	N/A	N/A

Notes:
(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2011 at the property by the aggregate net rentable square feet of the property.
(2) Occupancy data not available for this property in 2009 and 2010 because units were rented on daily, weekly and monthly basis throughout those years.
(3)  The Partnership is in the process of completing renovations to 78 of the 133 units at this property. Therefore those units are currently not available for lease. The estimated total cost to complete these renovations is approximately $3,093,000, of which $945,000 had been paid to date.

(4)  The Partnership also owns a 160 unit apartment building in the same complex that owns these condominium units in Miami, Florida. The apartment building is not inhabitable in its present condition and, thus, no occupancy statistics are presented.

Virtually all of the Partnership’s leases on residential rental properties are either month-to-month leases or will expire in 2012. These leases currently  represent approximately $5,922,000 in annual rental revenue to the Partnership.

The following table shows information regarding rental rates and lease expirations over the next ten years for the Partnership’s commercial and industrial rental properties at December 31, 2011 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)
2012	12	36,138	$323,700
2013	11	33,632	378,263
2014	16	57,204	537,658
2015	5	69,660	412,017
2016	6	30,324	512,946
2017	3	8,750	94,990
2018	—	—	—
2019	1	26,400	570,240
2020	—	—	—
2021	—	—	—
2022 and thereafter	2	49,846	199,044
	56	311,954	$3,028,859

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2011, Partnership properties were leased to tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases with the 7 tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2011:

	Leased Square Feet	Annualized Base Rent (1)	Expiration Date	Renewal Options
Tenant Name
King Soopers (720 University)	49,846	$197,100	3/31/2026	6-5 yr. Options
Big Lots (720 University)	34,440	154,980	1/31/2015	3-5 yr. Options
Conditioning Spa (720 University)	28,022	166,488	10/31/2015	None
Ace Hardware (720 University)	17,376	130,320	8/31/2014	1-5 yr. Option
Jo-Ann Stores (720 University) (2)	12,000	66,440	1/31/2012	None
Petco Animal Supplies (Wolfe Central)	26,400	538,560	9/30/2019	2-5 yr. Options
CIGNA Health Care of AZ (AMFU)	13,427	235,936	9/30/2016	1-5 yr. Option

(1)
Annualized Base Rent represents the monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2011 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(2)	This lease was extended subsequent to year end until February 28, 2015 at $72,480 per annum.

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

The Partnership advanced approximately $429,000 and $691,000 to DarkHorse during the years ended December 31, 2011 and 2010, respectively, for operations and equipment purchases. The net loss to the Partnership from DarkHorse was approximately $363,000 and $574,000 (including depreciation of $174,000 and $132,000) for the years ended December 31, 2011 and 2010, respectively.  Continued operation of DarkHorse may result in additional losses to the Partnership and may require the Partnership to provide funds for operations and capital improvements. During the year ended December 31, 2010, the Partnership recorded an impairment loss of approximately $982,000 on the golf course.

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership has 100% of the capital in Dation and is the sole manager. The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the consolidated balance sheets and income statements of the Partnership.

Dation sold no houses or lots during the years ended December 31, 2011 and 2010. Dation repaid $84,000 in Partnership capital contributions during the year ended December 31, 2010.

The net loss to the Partnership from Dation was approximately $42,000 and $31,000 during the years ended December 31, 2011 and 2010 respectively.  In February 2012 (subsequent to year end), all of the improved lots and manufactured rental homes owned by Dation, LLC were sold for $1,650,000 (cash of $330,000 and a note carried back for $1,320,000) resulting in no gain or loss to the Partnership.

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

The net income to the Partnership was approximately $202,000 and $120,000 (including depreciation and amortization of approximately $482,000 and $515,000) during the years ended December 31, 2011 and 2010, respectively. The non-controlling interest of the joint venture partner of approximately $5,000 and $16,000 as of December 31, 2011 and 2010, respectively, is reported in the Partnership’s consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $12,308,000 and $12,628,000 as of December 31, 2011 and 2010, respectively.

The Partnership has a note payable with a bank with a principal balance of $10,242,431 and $10,393,505 as of December 31, 2011 and 2010, respectively, through its investment in 720 University, which is secured by the commercial retail property. The note requires monthly interest and principal payments until the maturity date of March 1, 2015. The interest rate on the loan is fixed at 5.07% per annum.

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

The Partnership advanced approximately $166,000 and $215,000 to Lone Star during the years ended December 31, 2011 and 2010, respectively, for operations and equipment purchases. The net loss to the Partnership from Lone Star was approximately $120,000 and $268,000 (including depreciation of $47,000 and $45,000) for the years ended December 31, 2011 and 2010, respectively.

TOTB Miami, LLC

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and PRC Treasures, LLC (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the calculation of ending capital resulting from the allocation of the distribution priorities contained in the agreement (approximately 54% as of December 31, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $15,512,000 as of December 31, 2011.

The net loss to the Partnership from TOTB was approximately $1,746,000 (including depreciation of $548,000) for the year ended December 31, 2011. In March 2012, the Partnership contributed $7,200,000 in cash to TOTB in order for TOTB to purchase PRC Treasures, LLC’s interest in TOTB with a book basis as of December 31, 2011 of approximately $11,594,000. Thus, the only remaining members in TOTB are the Partnership and the General Partner.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Partnership has a 60% membership interest in 1875 and is entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interest of PNL totaled approximately $2,002,000 as of December 31, 2011.

There was no net income or loss to the Partnership from 1875 for the year ended December 31, 2011.

The approximate net operating income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results, for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Anacapa Villas, LLC	$(149,000)	$(247,000)
Baldwin Ranch Subdivision, LLC	(95,000)	(144,000)
The Last Resort and Marina, LLC	(31,000)	(27,000)
33rd Street Terrace, LLC	39,000	43,000
54th Street Condos, LLC	(404,000)	(431,000)
Wolfe Central, LLC	393,000	382,000
AMFU, LLC	3,000	(32,000)
Phillips Road, LLC	92,000	(1,000)
550 Sandy Lane, LLC	192,000	(23,000)
1401 on Jackson, LLC	14,000	(25,000)
Broadway & Commerce, LLC	27,000	—
Light industrial building, Paso Robles, California	180,000	229,000
Undeveloped land, San Jose, California	(142,000)	(137,000)
Office condominium complex, Roseville, California	(56,000)	(116,000)
Storage facility, Stockton, California	235,000	109,000
Industrial building, Chico, California	(414,000)	—

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

Holders

As of December 31, 2011, 2,462 Limited Partners held 278,605,524 Units of limited partnership interests in the Partnership.

Dividends

The Partnership generally distributes all tax basis net income of the Partnership to Unit holders on a monthly basis.  Partners have the ability to reinvest their distributions into new Units of the Partnership pursuant to the Reinvested Distributions Plan, although as of the date of this filing, the Reinvested Distribution Plan is closed to all limited partners. The Partnership made cash distributions of net income to Limited Partners and the General Partner of approximately $1,723,000 and $1,917,000 during 2011 and 2010, respectively.

It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders on a monthly basis.

Securities Authorized for Issuance under Equity Compensation Plans

None

PART II - Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in this Form 10-K.  Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2012 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions including a downturn in the real estate markets where the Partnership has made loans), adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities.  At December 31, 2011, the Partnership owned thirty-three real estate properties, including eighteen within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Related Parties

The General Partner of the Partnership is Owens Financial Group, Inc. (“OFG” or the “General Partner”).  All Partnership business is conducted through the General Partner, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership.  The fees received by the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner, subject to the limitations imposed by the Partnership Agreement. In the past, the General Partner has elected not to take the maximum compensation in order to maintain return to the limited partners at historical levels.  However, due to reduced levels of mortgage investments held by the Partnership, it appears that the General Partner may be forced to take the maximum compensation for the foreseeable future. The following is a list of various Partnership activities for which related parties are compensated.

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $2,312,000 and $1,966,000 for the years ended December 31, 2011 and 2010, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $264,000 and $491,000 for the years ended December 31, 2011 and 2010, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees earned by OFG amounted to approximately $168,000 and $83,000 on loans extended of approximately $10,240,000 and $2,500,000 for the years ended December 31, 2011 and 2010, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $779,000 and $132,000 for the years ended December 31, 2011 and 2010, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $8,000 and $12,000 for the years ended December 31, 2011 and 2010, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $641,000 and $63,000 during the years ended December 31, 2011 and 2010, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest of a minimum of 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2011, the General Partner has made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required minimum capital balance. There was no carried interest expense charged to the Partnership during the years ended December 31, 2011 and 2010, respectively.

Results of Operations

Overview

The Partnership invests in mortgage loans on real property located in the United States that are primarily originated by the General Partner. Although recently the majority of the Partnership’s assets are real estate properties acquired through foreclosure, the Partnership’s primary objective is to generate monthly income from its investment in mortgage loans. The Partnership’s focus is on making mortgage loans to owners and developers of real property whose financing needs are often not met by traditional mortgage lenders. These include borrowers that traditional lenders may not normally consider because of perceived credit risks based on ratings or experience levels, and borrowers who require faster loan decisions and funding. One of the Partnership’s competitive advantages is the ability to approve loan applications and fund more quickly than traditional lenders.

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

Due to the declining economy and reductions in real estate values over the past three years, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of December 31, 2011, approximately 78% of Partnership loans are impaired, greater than 90 days delinquent in payments and/or past maturity. In addition, the Partnership now owns approximately $146,000,000 of real estate held for sale or investment.

It is highly likely that the Partnership will continue to experience losses in the future. Management expects that as non-delinquent Partnership loans are paid off by borrowers, interest income received by the Partnership will be reduced. In addition, the Partnership will likely foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may create larger operating losses. Management may attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future. Due to the large amount of unfulfilled withdrawal requests by limited partners, the Partnership will be unable to take advantage of current favorable lending opportunities which could help to increase net income to the Partnership (until 10% of limited partner capital is distributed in any given calendar year).
The Partnership’s operating results are affected primarily by:

•	the level of foreclosures and related loan and real estate losses experienced;
•	the income or losses from foreclosed properties prior to the time of disposal.
•	the amount of cash available to invest in mortgage loans;
•	the amount of borrowing to finance mortgage loan investments, and the Partnership’s cost of funds on such borrowing;
•	the level of real estate lending activity in the markets serviced;
•	the ability to identify and lend to suitable borrowers;
•	the interest rates the Partnership is able to charge on loans; and
•	the level of delinquencies on mortgage loans.

From 2007 to 2011, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate has increased substantially from 5.0% in December 2007 to 8.5% in December 2011 while the California unemployment rate has increased over the same period from 6.1% to 11.1%. The Gross Domestic Product declined 0.3% (revised) in 2008, declined 3.5% (revised) in 2009, and then increased by 3.0% in 2010. The Gross Domestic Product increased by an annualized rate of 0.4%, 1.3%, 1.8% and 2.8%  in the four fiscal quarters of 2011, respectively. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remained as of December 31, 2011.

The Partnership has experienced increased loan delinquencies and foreclosures over the past four years.  The General Partner believes that this has primarily been the result of the depressed economy, lack of availability of credit and the slowing real estate market in California and other parts of the nation. The increased loan delinquencies and foreclosures have resulted in a substantial reduction in Partnership income over the past four years. In addition, due to the state of the economy and depressed real estate values, the Partnership has had to increase its loan loss reserves and take write-downs on certain real estate properties which, in turn, have resulted in losses to the Partnership.

Although currently the General Partner believes that seven of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), real estate values could decrease further.  The Partnership continues to perform frequent evaluations of collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material. As of December 31, 2011, the Partnership obtained updated appraisals on the majority of the properties securing its trust deed investments and its wholly- and majority- owned real estate properties.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008 and a decreased ability to meet those requests. All 2009, 2010 and 2011 scheduled withdrawals of approximately $84,000,000 (based on tax basis capital) have not been made because the Partnership has not had sufficient available cash to make such withdrawals, was restricted under its bank line of credit and needed to have funds in reserve for operations. The line of credit was paid off in full by the Partnership in December 2010. Thus, when funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of limited partner capital, which will prevent any limited partner withdrawals during the same calendar year. There can be no assurance that 10% of the Partnership capital will be distributed in any calendar year, however. During 2011, the Partnership made pro rata capital distributions to all partners aggregating approximately $11,588,000.

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

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2011, 73% of loans were secured by real estate in Northern California, while 11%, 6%, 4%, 3% and 3% were secured by real estate in Arizona, Pennsylvania, Utah, Washington and Hawaii, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results

	Year Ended December 31,
	2011	2010
Total revenues	$18,120,744	$16,541,704
Total expenses	41,735,797	39,373,365

Net loss	$(23,615,053)	$(22,831,661)

Less: Net loss attributable to non-controlling interest	(1,129,202)	(5,859)

Net loss attributable to Owens Mortgage Investment Fund	$(24,744,255)	$(22,837,520)

Net loss allocated to limited partners	$(24,469,847)	$(22,611,503)

Net loss allocated to limited partners per weighted average limited partnership unit	$(.09)	$(.08)

Annualized rate of return to limited partners (1)	(8.6)%	(7.8)%

Distribution per partnership unit (yield) (2)	(2.8)%	0.06%

Weighted average limited partnership units	285,083,000	289,772,000

(1)	The annualized rate of return to limited partners is calculated based upon the net loss allocated to limited partners per weighted average limited partnership unit as of December 31, 2011 and 2010.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s weighted average partners’ capital balance.

2011 Compared to 2010

Total Revenues

Interest income on loans secured by trust deeds decreased $2,694,000 (33.5%) during the year ended December 31, 2011, as compared to 2010, primarily due to a decrease in the average balance of performing loans in the Partnership’s loan portfolio of approximately 53% during the year ended December 31, 2011 as compared to 2010.

Gain on sales of real estate decreased $289,000 (91.7%) during the year ended December 31, 2011, as compared to 2010.  During the year ended December 31, 2011, the Partnership recognized $26,000 of deferred gain as income related to the sale of the Bayview Gardens property in 2006. During the year ended December 31, 2010, the Partnership sold a commercial building located in Hilo, Hawaii for a gain of $161,000, a commercial building in the complex located in Roseville, California for a gain of approximately $183,000, two houses in the manufactured home subdivision development located in Ione, California for an aggregate loss of approximately $16,000, a vacant parcel of land adjacent to the retail complex located in Greeley, Colorado (held within 720 University LLC) for a loss of $37,000, and recognized $24,000 of deferred gain as income related to the sale of the Bayview Gardens property in 2006.

Total Expenses

Management fees to the General Partner increased $346,000 (17.6%) during the year ended December 31, 2011, as compared to the same period in 2010.  For the year ended December 31, 2011, while the General Partner did not collect the maximum management fees, it collected management fees equal to the amount that the General Partner determined it needed to be paid from the Partnership to enable it to cover its overhead and operating costs as the General Partner.

Servicing fees to the General Partner decreased $227,000 (46.2%) during the year ended December 31, 2011, as compared to 2010. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 46.3% during the year ended December 31, 2011 as compared to 2010.

The maximum servicing fees were paid to the General Partner during the years ended December 31, 2011 and 2010. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2011, the management fees would have been $2,909,000 (increase of $597,000), which would have increased net loss allocated to limited partners by approximately 2.4%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.088 from a loss of $0.086. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2010, the management fees would have been $5,905,000 (increase of $3,939,000), which would have increased net loss allocated to limited partners by approximately 17.3%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.09 from a loss of $0.08.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2011, 2010, 2009 and 2008, the management fees were 2.19%, 1.00%,  0.89% and 1.53% of the average unpaid balance of mortgage loans, respectively.

In determining the management fees and hence the yield to the partners, the General Partner may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. The General Partner expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period, and the General Partner may again receive less than the maximum management fees in the future. However, if the General Partner chooses to take the maximum allowable management fees in the future, the yield paid to limited partners may be reduced.

Administrative/accounting expense increased $149,000 and real estate management/operations expense increased $392,000 (included in rental and other expenses on real estate properties in the statement of operations) during the year ended December 31, 2011, as compared to the same period in 2011.  The Partnership Agreement provides that the Partnership may reimburse the General Partner for the salaries and related salary expenses of the General Partner’s non-management and non-supervisory personnel performing services which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). Because of increased loan delinquencies and the resulting foreclosures by the Partnership in the past few years, owned real estate has comprised a greater percentage of the Partnership’s assets than has historically been the case.  As a result, the General Partner has been required to devote more personnel resources to the administration and operation of the Partnership’s real estate assets. While the General Partner has chosen in the past not to seek reimbursement for its personnel costs associated with the real estate owned by the Partnership, the General Partner has determined that it was appropriate and reasonable to do so beginning in 2011, in light of these increased burdens being placed on the General Partner.  As permitted by the Partnership Agreement, the costs that are being reimbursed by the Partnership are for the actual salary and related salary costs of certain non-management and non-supervisory personnel providing administrative, accounting and real estate management/operations services, with respect to the Partnership’s real estate assets.

Legal and professional expenses increased $66,000 (12.7%) during the year ended December 31, 2011, as compared to the same period in 2010, primarily due to increased legal and professional costs incurred as a result of increased delinquent loans and loans in the process of foreclosure and the cost of retaining a firm to appraise all of the Partnership’s trust deed and real estate assets.

Interest expense decreased $1,447,000 (73.2%) during the year ended December 31, 2011, as compared to 2010, due to the full repayment of the Partnership’s line of credit in December 2010. Thus, no interest expense was incurred by the Partnership on the line of credit during the year ended December 31, 2011.

The provision for loan losses of $9,074,000 during the year ended December 31, 2011 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $1,496,000 during 2011 due primarily to an increase in impaired loans that were analyzed for a specific allowance and a lesser amount of non-delinquent loans in the Partnership’s portfolio in 2011. The specific loan loss allowance was increased by $10,570,000 during the year for the increase, decrease or establishment of reserves on fifteen loans based on third party appraisals and other indications of value. The Partnership also charged-off $20,601,000 from the allowance for seven loans that were foreclosed upon by the Partnership and one loan that was paid off at a discount from face value during the year ended December 31, 2011. The Partnership recorded a provision for loan losses of approximately $16,520,000 during the year ended December 31, 2010.

Losses on real estate properties during the years ended December 31, 2011 and 2010 were the result of updated appraisals and other valuation support obtained on several of the Partnership’s real estate properties, which resulted in impairment losses recorded on thirteen and eight properties, respectively, totaling $15,023,000 and $8,907,000, respectively.

Net Income from Rental and Other Real Estate Properties

Net loss from rental and other real estate properties increased $248,000 (29.8%) during the year ended December 31, 2011, as compared to 2010, due primarily to additional net losses incurred on real estate foreclosed in the past year and depreciation incurred on several of the Partnership’s real estate properties held for investment.

Financial Condition

December 31, 2011 and 2010

Loan Portfolio

The number of Partnership mortgage investments decreased from 39 as of December 31, 2010 to 25 as of December 31, 2011, and the average loan balance decreased from $4,043,000 to $2,777,000 between December 31, 2010 and December 31, 2011.

Approximately $52,327,000 (75.4%) and $121,565,000 (77.1%) of the loans invested in by the Partnership were impaired and/or more than ninety days delinquent in monthly payments as of December 31, 2011 and 2010, respectively. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $1,490,000 and $3,318,000 as of December 31, 2011 and 2010, respectively (combined total of $53,817,000 and $124,883,000, respectively, that are past maturity and delinquent in payments greater than ninety days). Of the impaired and past maturity loans, approximately $8,050,000 (11.6%) and $46,078,000 (29.2%), respectively, were in the process of foreclosure and approximately $24,203,000 (34.9%) and $53,606,000 (34.0%), respectively, involved loans to borrowers who were in bankruptcy.  The Partnership foreclosed on ten and nine loans during the years ended December 31, 2011 and 2010, respectively, with aggregate principal balances totaling approximately $61,438,000 and $36,174,000, respectively, and obtained the properties via the trustee’s sales.

Of the total past maturity loans as of December 31, 2011, one loan with a principal balance of $800,000 had the maturity date extended for two years to December 31, 2013. In addition, subsequent to year end, the borrower on an impaired and past maturity loan that was previously in the process of foreclosure, filed for bankruptcy protection.

Of the $121,565,000 in loans that were greater than ninety days delinquent as of December 31, 2010, $46,200,000 remained delinquent as of December 31, 2011, $61,435,000 was foreclosed and became real estate owned by the Partnership during 2011 and $13,930,000 was paid off by the borrowers.

As of December 31, 2011 and 2010, the Partnership held the following types of mortgages:
	2011	2010
By Property Type:
Commercial	$29,552,531	$69,024,479
Condominiums	10,369,534	41,037,978
Single family homes (1-4 units)	250,000	325,125
Improved and unimproved land	29,249,811	47,277,913
	$69,421,876	$157,665,495
By Deed Order:
First mortgages	$48,710,380	$139,169,446
Second and third mortgages	20,711,496	18,496,049
	$69,421,876	$157,665,495

As of December 31, 2011 and 2010, approximately 73% and 39%, respectively, of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, as of December 31, 2011 approximately 84% of the Partnership’s mortgage loans were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past four years.

The Partnership’s investment in loans decreased by $88,244,000 (56%) during the year ended December 31, 2011 as a result of foreclosures and loan payoffs. The Partnership is not presently able to originate new loans due to cash flow constraints and certain restrictions on new investment in mortgage loans imposed by the Partnership Agreement when the Partnership does not have sufficient funds to cover previously requested withdrawals that are permitted to be paid

The General Partner decreased the allowance for loan losses by approximately $11,527,000 (provision net of charge-offs) during the year ended December 31, 2011.  The General Partner believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the years ended December 31, 2011 and 2010 were as follows:
	2011	2010
Balance, beginning of period	$36,068,515	$28,392,938
Provision	9,074,121	16,519,901
Charge-offs	(20,600,739)	(8,844,324)
Balance, end of period	$24,541,897	$36,068,515

The Partnership’s allowance for loan losses was $24,541,897 and $36,068,515 as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, there was a general allowance for loan losses of $2,250,000 and $3,746,000, respectively, and a specific allowance for loan losses on seven and thirteen loans in the total amount of $22,291,897 and $32,322,515, respectively.

Real Estate Properties Held for Sale and Investment

As of December 31, 2011, the Partnership held title to thirty-three properties that were acquired through foreclosure, with a total carrying amount of approximately $145,592,000 (including properties held in eighteen limited liability companies), net of accumulated depreciation of $6,459,000. The Partnership foreclosed on ten and nine loans during the years ended December 31, 2011 and 2010, respectively, with aggregate principal balances totaling $61,438,000 and $36,174,000, respectively, and obtained the underlying properties via the trustee’s sales (see below). As of December 31, 2011, properties held for sale total $13,971,000 and properties held for investment total $131,621,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Balance, beginning of period	$97,066,199	$79,888,536
Real estate acquired through foreclosure, net of specific loan loss allowance	65,007,119	28,882,248
Investments in real estate properties	1,464,155	1,059,836
Sales of real estate properties	—	(2,257,566)
Impairment losses on real estate properties	(15,022,659)	(8,907,219)
Depreciation of properties held for investment	(2,923,154)	(1,599,636)
Balance, end of period	$145,591,660	$97,066,199

Eleven of the Partnership’s thirty-three properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $8,852,000 to $13,653,000 (54.2%) for the years ended December 31, 2010 and 2011, respectively, and revenues associated with these properties have increased from $8,023,000 to $12,576,000 (56.8%), thus generating a net loss from real estate properties of $1,077,000 during the year ended December 31, 2011 (compared to net loss of $829,000 during 2010).

For purposes of assessing potential impairment of value during 2011 and 2010, the Partnership obtained updated appraisals or other valuation support on several of its real estate properties held for sale and investment, which resulted in additional impairment losses on twelve and eight properties, respectively, in the aggregate amount of approximately $15,023,000 and $8,907,000, respectively, recorded in the consolidated statements of operations.

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

2011 Foreclosure Activity

During the year ended December 31, 2011, the Partnership foreclosed on three first mortgage loans secured by undeveloped residential and commercial land located in Gypsum, Colorado in the amount of approximately $15,828,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loans (for items such as legal fees and delinquent property taxes) in the total amount of approximately $1,915,000 were capitalized to the basis of the property. Based on a new appraisal obtained, it was determined that the fair value of the property was lower than the Partnership’s investments in the loans and a specific loan loss allowance of approximately $8,143,000 was recorded and charged off against the allowance for loan losses at the time of foreclosure. The property is classified as held for investment as a sale is not expected in the next one year period.

During the year ended December 31, 2011, the Partnership foreclosed on a first mortgage loan secured by a 1/7th interest in a single family home located in Lincoln City, Oregon in the amount of approximately $75,000 and obtained the property interest via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $10,000 were capitalized to the basis of the property.

During the year ended December 31, 2011, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Chico, California in the amount of $8,500,000 and obtained the property via the trustee’s sale.  In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $588,000 were capitalized to the basis of the property. The carrying value of this property of $9,088,000 at the time of foreclosure approximated its then current fair value less estimated selling costs.

During the year ended December 31, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new limited liability company, TOTB Miami, LLC, to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 168 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). At the time of foreclosure, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loans (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

During the year ended December 31, 2011, the Partnership foreclosed on two first mortgage loans secured by 15 converted condominium and commercial office units in a building located in Tacoma, Washington with an aggregate principal balance of $3,500,000 and obtained the property via the trustee’s sale. It was determined that the fair value of the property was lower than the Partnership’s investment in the loans and a specific loan allowance was established of approximately $1,110,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $7,000. The Partnership formed a new, wholly-owned limited liability company, Broadway & Commerce, LLC to own and operate the complex.

During the year ended December 31, 2011, the Partnership and a third party lender who participated in a first mortgage loan secured by industrial land located in Pomona, California with a principal balance to the Partnership of approximately $5,078,000 contributed their interests in the loan to a new limited liability company, 1875 West Mission Blvd., LLC (“1875”). The lenders then foreclosed on the subject loan and obtained the property via the trustee’s sale within the new LLC.

During the year ended December 31, 2011, the Partnership foreclosed on a first mortgage loan secured by 6 improved, residential lots located in Coeur D’Alene, Idaho with a principal balance of $2,200,000 and obtained the property via the trustee’s sale. The General Partner was a co-creditor in this loan due to a loan fee that was supposed to be paid to the General Partner at the time the loan was paid off. However, due to an intercreditor agreement between the Partnership and the General Partner, the Partnership must receive its entire investment in the loan (including all accrued, past due interest at the time of foreclosure) prior to any amounts to be paid to the General Partner once the property is sold. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance of approximately $426,000 was recorded. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $2,000. After foreclosure, it was determined that approximately $530,000 in additional improvements costs would be required to complete the lots and ready them for sale. Thus, an additional impairment loss was recorded of $530,000 during the year ended December 31, 2011.

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

Cash and Cash Equivalents and Certificates of Deposit

Cash and cash equivalents and certificates of deposit increased from approximately $7,379,000 as of December 31, 2010 to approximately $18,195,000 as of December 31, 2011 (an increase of $10,816,000 or 147%) due primarily to loan payoffs received by the Partnership of approximately $26,531,000 net of capital distributions to partners of approximately $11,588,000, investment in real estate properties of $1,464,000 and use of Partnership cash to pay delinquent property taxes of TOTB of approximately $2,580,000.

Interest and Other Receivables

Interest and other receivables decreased from approximately $4,494,000 as of December 31, 2010 to $1,456,000 as of December 31, 2011 (a decrease of $3,038,000 or 67.6%), due primarily to foreclosures that resulted in certain receivables being reclassified to real estate held for sale and/or investment.

Due to General Partner

Due to General Partner decreased from $682,000 as of December 31, 2010 to $329,000 as of December 31, 2011 (a decrease of $353,000 or 51.8%) due primarily to additional interest, late charges and an extension fee in the aggregate amount of approximately $519,000 collected on a delinquent Partnership loan that paid off in full in December 2010, and which was not disbursed to the General Partner until January 2011. Accrued management and service fees due to the General Partner as of December 31, 2011 increased $172,000, as compared to December 31, 2010.  These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,387,000 as of December 31, 2010 to $3,211,000 as of December 31, 2011 (an increase of $824,000 or 34.5%), due primarily to an increase in accrued expenses on Partnership real estate acquired through foreclosure during 2011.

Noncontrolling Interests

Noncontrolling interests increased from approximately $16,000 as of December 31, 2010 to approximately $17,520,000 as of December 31, 2011, due to the foreclosure of two loans during the year ended December 31, 2011 and the acquisition by two new LLC entities (TOTB Miami, LLC or “TOTB” and 1875 West Mission Blvd., LLC or “1875”) of the properties securing the foreclosed loans. The loans had been subject to co-lending agreements with two and one other lender(s) (one of which was the General Partner in TOTB) who are now members in TOTB and 1875, respectively, along with the Partnership. The consolidation of TOTB and 1875 into the Partnership’s books and records gave rise to noncontrolling interests held by the other members of the LLC’s in the aggregate amount of approximately $16,257,000.

In March 2012, the Partnership contributed $7,200,000 in cash to TOTB in order for TOTB to purchase PRC Treasures, LLC’s interest in TOTB with a book basis as of December 31, 2011 of approximately $11,594,000. Thus, the only remaining members in TOTB are the Partnership and the General Partner.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2011, management believes that the allowance for loan losses of $24,542,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of December 31, 2011, eighteen loans totaling $52,327,000 were impaired, delinquent in monthly payments greater than ninety days and are no longer accruing interest. Fourteen of these loans totaling $45,176,000 were past maturity as of December 31, 2011. In addition, two loans totaling $1,490,000 were also past maturity but current in monthly payments as of December 31, 2011 (combined total of $53,817,000 in loans that are past maturity and delinquent in payments greater than ninety days). The Partnership recorded a charge-off against the allowance for loan losses of approximately $20,601,000 for eight foreclosed or paid off loans during the year ended December 31, 2011 and, after the General Partner’s evaluation of the loan portfolio, recorded an additional net provision for loan losses of approximately $9,074,000 for losses that are estimated to have likely occurred, which resulted in a net decrease to the allowance of approximately $11,527,000.  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral of impaired and past maturity loans.

Liquidity and Capital Resources

During the year ended December 31, 2011, cash flows used in operating activities approximated $1,060,000. Investing activities provided approximately $25,204,000 of net cash during the year, as approximately $26,531,000 was received from the payoff of loans, net of approximately $1,464,000 used for investing in real estate.  Approximately $13,318,000 was used in financing activities, as approximately $13,284,000 was distributed to limited partners in the form of income and pro rata capital distributions. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. All 2009, 2010 and 2011 scheduled withdrawals in the total amount of approximately $84,000,000 (based on tax basis capital) have not been made because the Partnership has not had sufficient available cash to make such withdrawals, was restricted under its bank line of credit and needed to have funds in reserve for operations. The line of credit was repaid in full by the Partnership in December 2010, and as a result, the Partnership is no longer subject to the collateral requirements, payment obligations, restrictions on partner distributions and repurchases, and other restrictions imposed by the line of credit agreement. Thus, when funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year. There can be no assurance that 10% of the Partnership capital will be distributed in any calendar year, however. In July and October 2011, the Partnership made pro rata capital distributions to all partners aggregating approximately $11,588,000, which was approximately 4.3% of total tax basis partners’ capital.

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

Limited partner capital decreased by approximately $37,644,000 during the year ended December 31, 2011. Two large components of the decrease in limited partner capital during 2011 were pro rata capital distributions to limited partners of $11,469,000 during 2011 and provision for loan losses and impairment losses on real estate properties in the total amount of approximately $24,097,000. The Partnership received no new limited partner contributions during the years ended December 31, 2011 and 2010. Reinvested distributions from limited partners electing to reinvest were $56,000 and $675,000 for the years ended December 31, 2011 and 2010, respectively. There were no limited partner withdrawals during the years ended December 31, 2011 and 2010.  Pro rata capital distributions totaling $11,587,000 were made to all partners during the year ended December 31, 2011. Limited partner withdrawal and capital distribution percentages have been 5.66%, 0.00%, 2.01%, 10.14%, 6.34% and 4.70% for the years ended December 31, 2011, 2010, 2009, 2008, 2007 and 2006, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,242,000 and $10,394,000 as of December 31, 2011 and 2010, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of December 31, 2011.

It was determined subsequent to foreclosure of the applicable loans in November 2009 that additional renovation costs in the total amount of approximately $2,300,000 would be required to complete certain of the condominium units located in Phoenix, Arizona owned by the Partnership so that these units may be leased or sold. The funds to pay for these capitalized costs will likely come from either cash reserves or new borrowings secured by the property. In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units. Thus, the total estimated cost to complete these units is now estimated to be approximately $3,093,000 (including approximately $971,000 already capitalized as of December 31, 2011). Construction began during the third quarter of 2011 and should be completed within six to nine months. The Partnership recorded additional impairment losses of approximately $1,116,000 during 2011 as a result of the higher anticipated costs and a new appraisal obtained as of December 31, 2011.

Certain Additional Events

The Partnership has announced to Limited Partners that it has commissioned an independent national appraisal company to appraise and value the majority of the trust deed and real estate assets held by the Partnership. A preliminary estimate, which is subject to final analysis and possible adjustments by the General Partner, indicates that the net fair market value of the Partnership as of December 31, 2011 is $0.67 per Unit. The Partnership has also commissioned an independent business valuation firm to estimate the liquidation value of the Partnership based on the fair market values indicated by the appraisals. This valuation will assume that all the assets are sold in a relatively short period of time. This liquidation valuation is expected to be materially lower than the $0.67 per Unit and has not been completed as of the date of this filing.

The General Partner is evaluating various options intended to provide additional liquidity to Limited Partners. The General Partner has indicated that this evaluation may result in a proposal to Limited Partners or other action, but that there can be no assurance regarding the terms or timing of any proposal or whether a proposal will be forthcoming.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG, up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

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

PART II - Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of December 31, 2011, which is the end of the period covered by this annual report on Form 10-K, the Partnership’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established  in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the General Partner’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011.

This report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.

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

In order to assure that the limited partners will not have personal liability as a General Partner, limited partners have no right to participate in the management or control of the Partnership’s business or affairs other than to exercise the limited voting rights provided for in the Partnership Agreement. Limited partners do not have the right to elect the General Partner or its directors on an annual or other continuing basis, and the General Partner may not be removed except in compliance with the requirements of the Partnership Agreement.  The General Partner has primary responsibility for the initial selection, evaluation and negotiation of mortgage investments for the Partnership. The General Partner provides all executive, supervisory and certain administrative services for the Partnership’s operations, including servicing the mortgage loans held by the Partnership. The Partnership’s books and records are maintained by the General Partner, subject to audit by independent registered public accountants.

The General Partner had a net worth of approximately $21,000,000 on December 31, 2011. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership.

•
William C. Owens – Mr. Owens, age 61, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee of the General Partner. From 1989 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is also the President of Owens Securities Corporation, a subsidiary of the General Partner. Mr. Owens is a licensed real estate broker.

•
Bryan H. Draper – Mr. Draper, age 54, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and is also a member of the Board of Directors of the General Partner. Mr. Draper is a Certified Public Accountant and is responsible for all accounting, finance, and tax matters for the General Partner and Owens Securities Corporation. Mr. Draper received a Masters of Business Administration degree from the University of Southern California in 1981.

•
William E. Dutra – Mr. Dutra, age 49, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since February 1986. In charge of loan production, Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

•
Andrew J. Navone – Mr. Navone, age 55, is a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner and has been its employee since August 1985. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production.

•
Melina A. Platt – Ms. Platt, age 45, has been Controller of the General Partner since May 1998. Ms. Platt is a Certified Public Accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

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

The following table summarizes the forms and amounts of compensation paid to the General Partner for the year ended December 31, 2011. Such fees were established by the General Partner and were not determined by arms-length negotiation.

	Year Ended
	December 31, 2011
		Maximum
Form of Compensation	Actual	Allowable
Paid by the Partnership:
Management Fees	$2,312,000	$2,909,000
Servicing Fees	264,000	264,000
Carried Interest	—	—
Subtotal	$2,576,000	$3,173,000

Paid by Borrowers:
Acquisition and Origination Fees	$168,000	$168,000
Late Payment Charges	779,000	779,000
Miscellaneous Fees	8,000	8,000
Subtotal	$955,000	$955,000

Total	$3,531,000	$4,128,000

Reimbursement by the Partnership of Other Expenses	$641,000	$641,000

PART III - Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

No person or entity owns beneficially more than 5% of the ownership interests in the Partnership. The General Partner owns approximately 3,916,000 units (1.4%) of the Partnership as of December 31, 2011. The voting common stock of the General Partner is owned as follows: 56.098% by William C. Owens and 14.634% each by Bryan H. Draper, William E. Dutra and Andrew J. Navone.

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

Management Fee

The General Partner is entitled to receive from the Partnership a management fee of up to 2 ¾ % per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the preceding twelve months for services rendered as manager of the Partnership.  The amount of management fees to the General Partner for the year ended December 31, 2011 was approximately $2,312,000.

Servicing Fee

All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner receives up to 0.25% per annum of the unpaid principal balance of the loans on a monthly basis. The amount of servicing fees to the General Partner for the year ended December 31, 2011 was approximately $264,000.

Carried Interest

The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts. The General Partner has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of December 31, 2011, the General Partner had made total cash capital contributions of $1,496,000 to the Partnership. During 2011, the Partnership incurred no carried interest expense because there was a net decrease in limited partners’ capital accounts during the year.

Reimbursement of Other Expenses

The General Partner is reimbursed by the Partnership for the actual cost of goods and materials used for or by the Partnership and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Partnership (subject to certain limitations contained in the Partnership Agreement).  During 2011, the Partnership reimbursed the General Partner for expenses in the amount of $641,000.

In addition to compensation from the Partnership, the General Partner also receives compensation from borrowers under the mortgage loans placed by the General Partner with the Partnership.

Acquisition and Origination Fees

Acquisition and origination fees, also called loan fees, mortgage placement fees or points, are paid to the General Partner from the borrowers under loans held by the Partnership. These fees are compensation for the evaluation, origination, extension and refinancing of loans for the borrowers and may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. During 2011, the General Partner earned acquisition and origination fees on Partnership loans in the amount of $168,000, on loans extended of approximately $10,240,000.

Late Payment Charges

Pursuant to the Partnership Agreement, the General Partner receives all late payment charges, including additional interest and late payment fees, from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by the General Partner for such charges totaled approximately $779,000 for the year ended December 31, 2011.

PART III - Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Crowe Horwath LLP and Perry-Smith LLP audited the Partnership’s consolidated financial statements and otherwise acted as the Partnership’s independent registered public accounting firm with respect to the fiscal years ended December 31, 2011 and 2010, respectively. Perry-Smith LLP reviewed the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q for all periods in 2010 and the periods ended March 31 and June 30, 2011. Crowe Horwath LLP reviewed the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q for the period ended September 30, 2011. The following is a summary of the combined fees billed or to be billed to the Partnership by Crowe Horwath LLP and Perry-Smith LLP for professional services rendered for 2011 and 2010:

	2011	2010

Audit Fees	$152,000	$152,000
Audit-Related Fees	6,000	5,500
Tax Fees	—	—

Total Fees	$158,000	$157,500

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
3
Seventh Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to the Form S-11 Registration Statement No. 333-173249 filed May 2, 2011 and declared effective on May 2, 2011.

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
Seventh Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to the Form S-11 Registration Statement No. 333-173249 filed May 2, 2011 and declared effective on May 2, 2011.

	4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to the Form S-11 Registration Statement No. 333-173249 filed May 2, 2011 and declared effective on May 2, 2011.
	21	Subsidiaries of the Registrant
	31.1	Section 302 Certification of General Partner Chief Executive Officer
	31.2	Section 302 Certification of General Partner Chief Financial Officer
	32	Certification Pursuant to 18 U.S.C. Section 1350
101
Financial statements from this annual report on Form 10-K, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) the Notes to such Consolidated Financial Statements.

*Previously filed under Amendment No. 3 to the Form S-11 Registration Statement No. 333-69272 and incorporated herein by this reference.
**Previously filed under Amendment No. 7 to the Form S-11 Registration Statement No. 333-69272 and incorporated herein by this reference.

(b)	Exhibits:
3
Seventh Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to the Form S-11 Registration Statement No. 333-173249 filed May 2, 2011 and declared effective on May 2, 2011.

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
Seventh Amended and Restated Limited Partnership Agreement, incorporated by reference to Exhibit A to the Form S-11 Registration Statement No. 333-173249 filed May 2, 2011 and declared effective on May 2, 2011.

	4.2	Subscription Agreement and Power of Attorney, incorporated by reference to Exhibit B to the Form S-11 Registration Statement No. 333-173249 filed May 2, 2011 and declared effective on May 2, 2011.
	21	Subsidiaries of the Registrant
	31.1	Section 302 Certification of General Partner Chief Executive Officer
	31.2	Section 302 Certification of General Partner Chief Financial Officer
	32	Certification Pursuant to 18 U.S.C. Section 1350
101
Financial statements from this annual report on Form 10-K, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) the Notes to such Consolidated Financial Statements.

(c)	Financial Statement Schedules
Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:           March 29, 2012                                              OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

By:  OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated:           March 29, 2012                                       By:     /s/ William C. Owens
William C. Owens, Director, Chief Executive Officer and President

Dated:           March 29, 2012                                       By:     /s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Financial Officer and Secretary

Dated:           March 29, 2012                                       By:     /s/ William E. Dutra
William E. Dutra, Director and Senior Vice President

Dated:           March 29, 2012                                       By:     /s/ Melina A. Platt
Melina A. Platt, Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Owens Mortgage Investment Fund, a California Limited Partnership
Walnut Creek, California

We have audited the accompanying consolidated balance sheet of Owens Mortgage Investment Fund, a California Limited Partnership (the “Partnership”), as of December 31, 2011, and the related consolidated statements of operations, partners’ capital and cash flows for the year then ended. We have also audited the accompanying financial statement schedules III and IV of the Partnership listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Crowe Horwath LLP

San Francisco, California
March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Owens Mortgage Investment Fund, a California Limited Partnership

We have audited the accompanying consolidated balance sheet of Owens Mortgage Investment Fund, a California Limited Partnership (the “Partnership”), as of December 31, 2010 and the related consolidated statements of operations, partners’ capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The outstanding limited partnership units and net loss per limited partnership unit presented in the 2010 financial statements have been restated.

/s/ Perry-Smith LLP

San Francisco, California
March 15, 2011, March 2, 2012 as to the restatement discussed in our report

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
December 31,

Assets	2011	2010
Cash and cash equivalents	$16,201,121	$5,375,060
Certificates of deposit	1,994,055	2,003,943
Loans secured by trust deeds, net of allowance for losses of $24,541,897 in 2011 and $36,068,515 in 2010	44,879,979	121,596,980
Interest and other receivables	1,455,846	4,493,614
Vehicles, equipment and furniture, net of accumulated depreciation of $444,902 in 2011 and $309,676 in 2010	279,778	387,975
Other assets, net of accumulated amortization of $751,065 in 2011 and $675,398 in 2010	1,328,586	1,036,146
Investment in limited liability company	2,140,036	2,141,971
Real estate held for sale	13,970,673	15,132,847
Real estate held for investment, net of accumulated depreciation of $6,458,712 in 2011 and $5,887,910 in 2010	131,620,987	81,933,352

	$213,871,061	$234,101,888
Liabilities and Partners’ Capital
Liabilities:
Accrued distributions payable	$73,584	$46,014
Due to general partner	329,002	682,231
Accounts payable and accrued liabilities	3,211,321	2,387,087
Deferred gains	1,448,936	1,475,220
Note payable	10,242,431	10,393,505

Total liabilities	15,305,274	14,984,057

Partners’ capital (units subject to redemption):
General partner	1,848,993	2,259,916
Limited partners
Authorized 500,000,000 units; 278,605,524 and 290,019,136 units outstanding in 2011 and 2010, respectively	179,196,966	216,841,448

Total OMIF partners’ capital	181,045,959	219,101,364

Noncontrolling interests	17,519,828	16,467
Total partners’ capital	198,565,787	219,117,831

	$213,871,061	$234,101,888

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
Years Ended December 31,

	2011	2010

Revenues:
Interest income on loans secured by trust deeds	$5,340,638	$8,035,001
Gain on sale of real estate and other assets, net	26,283	314,955
Rental and other income from real estate properties	12,575,756	8,022,768
Income from investment in limited liability company	153,065	149,491
Other income	25,002	19,489

Total revenues	18,120,744	16,541,704

Expenses:
Management fees to general partner	2,312,377	1,966,026
Servicing fees to general partner	264,446	491,327
Administrative	208,965	60,000
Legal and accounting	580,500	514,882
Rental and other expenses on real estate properties	13,652,623	8,852,117
Interest expense	530,063	1,976,831
Other	90,043	85,063
Provision for loan losses	9,074,121	16,519,900
Losses on real estate properties	15,022,659	8,907,219

Total expenses	41,735,797	39,373,365

Net loss	$(23,615,053)	$(22,831,661)

Less: Net income attributable to noncontrolling interests	(1,129,202)	(5,859)

Net loss attributable to OMIF	$(24,744,255)	$(22,837,520)

Net loss allocated to general partner	$(274,408)	$(226,017)

Net loss allocated to limited partners	$(24,469,847)	$(22,611,503)

Net loss allocated to limited partners per weighted average limited partnership unit	$(0.09)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital
Years Ended December 31,

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2009	$2,512,399	289,343,902	$241,338,206	$243,850,605	$34,656	$243,885,261

Net (loss) income	(226,017)	675,234	(22,611,503)	(22,837,520)	5,859	(22,831,661)
Partners’ income distributions	(26,466)	—	(1,885,255)	(1,911,721)	(24,048)	(1,935,769)

Balances, December 31, 2010	$2,259,916	290,019,136	$216,841,448	$219,101,364	$16,467	$219,117,831

Net (loss) income	(274,408)	55,745	(24,469,847)	(24,744,255)	1,129,202	(23,615,053)
Noncontrolling interests of newly consolidated LLC’s	—	—	—	—	16,257,427	16,257,427
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Partners’ capital distributions	(118,344)	(11,469,357)	(11,469,357)	(11,587,701)	—	(11,587,701)
Partners’ income distributions	(18,171)	—	(1,705,278)	(1,723,449)	(19,212)	(1,742,661)

Balances, December 31, 2011	$1,848,993	278,605,524	$179,196,966	$181,045,959	$17,519,828	$198,565,787

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(23,615,053)	$(22,831,661)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of real estate and other assets, net	(26,283)	(314,955)
Income from investment in limited liability company	(153,065)	(149,491)
Provision for loan losses	9,074,121	16,519,900
Losses on real estate properties	15,022,659	8,907,219
Bad debt expense	3,774	1,430
Depreciation and amortization	3,133,821	1,818,527
Changes in operating assets and liabilities:
Interest and other receivables	(1,622,454)	(1,303,364)
Other assets	(367,883)	(552,460)
Accounts payable and accrued liabilities	(2,156,637)	252,076
Due to general partner	(353,229)	320,021
Net cash (used in) provided by operating activities	(1,060,229)	2,667,242

Cash flows from investing activities:
Investment in loans secured by trust deeds	—	(1,368,700)
Principal collected on loans	26,530,507	14,490,984
Sales of loans to third parties	—	6,821,950
Investment in real estate properties	(1,464,155)	(1,059,836)
Net proceeds from disposition of real estate properties	—	1,194,258
Purchases of vehicles, equipment and furniture	(27,028)	(5,649)
Distribution received from investment in limited liability company	155,000	149,500
Transfer from restricted to unrestricted cash	—	986,150
Maturities of certificates of deposit	2,008,099	1,807,018
Investments in certificates of deposit	(1,998,211)	(2,095,370)
Net cash provided by investing activities	25,204,212	20,920,305

Cash flows from financing activities
Repayments on line of credit payable	—	(23,695,102)
Repayments on note payable	(151,074)	(106,495)
Distributions to noncontrolling interest	(19,212)	(24,048)
Contribution from noncontrolling interest	135,944	—
Partners’ capital distributions	(11,587,701)	—
Partners’ income distributions	(1,695,879)	(1,917,114)
Net cash used in financing activities	(13,317,922)	(25,742,759)

Net increase (decrease) in cash and cash equivalents	10,826,061	(2,155,212)

Cash and cash equivalents at beginning of year	5,375,060	7,530,272

Cash and cash equivalents at end of year	$16,201,121	$5,375,060

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$530,722	$1,977,296
See notes 3, 6 and 7 for supplemental disclosure of noncash operating, investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit, representing $500,000,000 of limited partnership interests in the Partnership. Limited partnership units outstanding were 278,605,524 and 290,019,136 as of December 31, 2011 and 2010, respectively.

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

Certain reclassifications not affecting net income have been made to the 2010 consolidated financial statements to conform to the 2011 presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see Note 5). Fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves or write-downs. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Recently Adopted Accounting Standards

ASU No. 2011-01

In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructuring in ASU No. 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring were addressed in ASU no. 2011-02.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Loans Secured by Trust Deeds

Loans secured by trust deeds are stated at the principal amount outstanding. The Partnership’s portfolio consists primarily of commercial real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on all nonaccrual loans are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

Allowance for Loan Losses

Loans and the related accrued interest and advances are analyzed by management on a periodic basis for ultimate recovery. The allowance for loan losses is an estimate of probable credit losses inherent in the Partnership’s loan portfolio that have been incurred as of the balance-sheet date.  The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for probable inherent losses related to loans that are not impaired.

Regardless of the loan type, a loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  All loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, management estimates impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or estimates of the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. These valuations are generally updated during the fourth quarter but may be updated during interim periods if deemed appropriate by management.

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

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The Partnership maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial real estate, improved and unimproved land, condominium, and single-family (1-4 units) loans.   The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Partnership’s overall allowance, which is included on the consolidated balance sheet. The reserve for loans that are not impaired consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses, and (3) other qualitative factors.  These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Improved and Unimproved Land – These loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  A major risk arises from the necessity to complete projects within specified cost and time lines.  Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Commercial Real Estate and Condominiums – These loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except improved and unimproved land.  Adverse economic developments or an overbuilt market impact commercial and condominium real estate projects and may result in troubled loans.  Trends in vacancy rates of properties impact the credit quality of these loans.  High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

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

December 31, 2011 and 2010

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

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2011 and 2010 was zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. With few exceptions, the Partnership is no longer subject to federal and state income tax examinations by tax authorities for years before 2007.

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

NOTE 3 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of December 31, 2011 and 2010 are as follows:

	2011	2010
By Property Type:
Commercial real estate	$29,552,531	$69,024,479
Condominiums	10,369,534	41,037,978
Single family homes (1-4 Units)	250,000	325,125
Improved and unimproved land	29,249,811	47,277,913
	$69,421,876	$157,665,495
By Deed Order:
First mortgages	$48,710,380	$139,169,446
Second and third mortgages	20,711,496	18,496,049
	$69,421,876	$157,665,495

Scheduled maturities of loans secured by trust deeds as of December 31, 2011 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2011 (past maturity)	$46,665,570	$—	$46,665,570
2012	5,035,978	—	5,035,978
2013	1,700,000	2,000,000	3,700,000
2014	—	9,000,000	9,000,000
2015	—	—	—
2016	—	4,904,823	4,904,823
Thereafter (through 2018)	115,505	—	115,505
	$53,517,053	$15,904,823	$69,421,876

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.12%, 0.83% and 1.89%, respectively, as of December 31, 2011), the prime rate (3.25% as of December 31, 2011) or the weighted average cost of funds index for Eleventh District savings institutions (1.22% as of December 31, 2011) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of December 31, 2011 and 2010:
	December 31, 2011 Balance	Portfolio Percentage	December 31, 2010 Balance	Portfolio Percentage
Arizona	$7,535,000	10.86%	$7,535,000	4.78%
California	50,624,132	72.92%	80,608,323	51.12%
Colorado	—	—	15,828,102	10.04%
Florida	—	—	26,257,122	16.65%
Hawaii	2,000,000	2.88%	2,000,000	1.27%
Idaho	—	—	2,200,000	1.40%
Nevada	—	—	1,087,700	0.69%
New York	—	—	10,500,000	6.66%
Oregon	—	—	75,125	0.05%
Pennsylvania	4,021,946	5.79%	1,922,003	1.22%
Utah	2,834,535	4.08%	3,745,857	2.38%
Washington	2,406,263	3.47%	5,906,263	3.74%
	$69,421,876	100.00%	$157,665,495	100.00%

As of December 31, 2011 and 2010, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 73% ($50,624,000) and 39% ($60,854,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, approximately 84% of the Partnership’s mortgage loans were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past three years.

As of December 31, 2011 and 2010, approximately $64,402,000 (92.8%) and $147,451,000 (93.5%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as “past maturity loans”. As of December 31, 2011 and 2010, the Partnership had sixteen and twenty-seven past maturity loans totaling approximately $46,666,000 and $122,402,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

As of December 31, 2011 and 2010, the Partnership had eighteen and twenty-four impaired loans, respectively, that were impaired and/or delinquent in payments greater than ninety days totaling approximately $52,327,000 and $121,565,000, respectively. This included fourteen and twenty-two matured loans totaling $45,176,000 and $119,084,000, respectively. In addition, two and five loans totaling approximately $1,490,000 and $3,318,000, respectively, were past maturity but current in monthly payments as of December 31, 2011 and 2010, respectively (combined total of delinquent loans of $53,817,000 and $124,883,000, respectively). Of the impaired and past maturity loans, approximately $8,050,000 and $46,078,000, respectively, were in the process of foreclosure and $24,203,000 and $53,606,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2011 and 2010. The Partnership foreclosed on ten and nine loans during the years ended December 31, 2011 and 2010, respectively, with aggregate principal balances totaling $61,438,000 and $36,174,000, respectively, and obtained the properties via the trustee’s sales.

Of the total past maturity loans as of December 31, 2011, one loan with a principal balance of $800,000 had the maturity date extended for two years to December 31, 2013. In addition, subsequent to year end, the borrower on an impaired and past maturity loan that was previously in the process of foreclosure, filed for bankruptcy protection.

During the years ended December 31, 2011 and 2010, the Partnership extended the maturity dates of three and four loans, respectively, on a short-term basis (three years or less) with aggregate principal balances totaling approximately $3,623,000 and $2,500,000, respectively.

The Partnership has four loans with an aggregate principal balance of approximately $24,203,000 that were originally secured by deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California. The parcels were assembled by a developer with the assistance of the City for the purpose of creating a development consisting of a retail component, a condominium hotel component and the City’s Convention and Visitor’s Center. Because of the assemblage and as security for the Partnership’s loans, a decision was made to encumber all of the assembled parcels by blanket loans that consisted of first, second and third deeds of trust.  The developer has been unable to obtain a construction loan to build the project which has resulted in the inability of the developer to honor its commitments to the existing lenders.  During the year ended December 31, 2009, the first deed holders on 20 of the parcels securing loans totaling approximately $18,568,000 filed notices of default on their mortgage loans and additional notices of default and notices of sale were subsequently filed. The Partnership also filed a notice of default in June 2009. In July 2009, the Partnership purchased at a discount the first deed holder’s interest in one loan securing two parcels with a principal balance of $1,500,000 on which the Partnership holds second deeds of trust. The Partnership purchased this loan because a foreclosure sale by the first deed holder was imminent and the General Partner wanted to protect the Partnership’s interest in the loans. In October 2009, the borrower on these loans filed for bankruptcy protection. The borrower originally proposed a plan of reorganization, but was never able to fund such plan or find an interested investor group to continue the project. As a result of the failed reorganization attempts, in December 2010 the judge in the case granted relief of stay to certain lenders who have subsequently conducted their foreclosure sales. The foreclosures on certain parcels by the senior lenders have resulted in the Partnership being foreclosed out of their positions on those parcels and has created a fractured ownership of the development site. While not all senior debt has foreclosed and the borrower still remains in bankruptcy, it is anticipated that at some point in the future all of the senior lenders (including the Partnership) will jointly own the development site. Based on these facts and new appraisals obtained in January and December 2011, the Partnership recorded a specific allowance on these loans of approximately $17,735,000 and $15,846,000 as of December 31, 2011 and 2010.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During the year ended December 31, 2011, the Partnership assigned two first mortgage loans secured by the same property with an aggregate principal balance totaling $3,500,000 to a new wholly owned LLC entity (Broadway & Commerce, LLC). These loans were then foreclosed upon by the new LLC entity and the property was obtained via the trustee’s sale. In addition, during the year ended December 31, 2011, the Partnership assigned one first mortgage loan that was purchased by the Partnership at a discount in 2010, with a principal balance of approximately $602,000, to a new wholly owned LLC entity (Bensalem Primary Fund, LLC).

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses, including both specific and general reserves, for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Balance, beginning of year	$36,068,515	$28,392,938
Provision	9,074,121	16,519,900
Charge-offs	(20,600,739)	(8,844,323)
Balance, end of year	$24,541,897	$36,068,515

As of December 31, 2011 and 2010, there was a general allowance for loan losses of $2,250,000 and $3,746,000, respectively, and a specific allowance for losses on seven and thirteen loans in the total amount of $22,291,897 and $32,322,515, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following tables show the allocation of the allowance for loan losses as of and for the years ended December 31, 2011 and 2010 by portfolio segment and by impairment methodology:
	Commercial Real Estate	Condo-miniums	Apartments	Single Family Homes	Improved and Unimproved Land
2011						Total

Allowance for loan losses:
Beginning balance	$4,453,677	$15,706,726	$—	$—	$15,908,112	$36,068,515
Charge-offs	(275,000)	(11,754,290)	—	—	(8,571,449)	(20,600,739)
Provision	(1,227,134)	(97,155)	—	—	10,398,410	9,074,121
Ending balance	$2,951,543	$3,855,281	$—	$—	$17,735,073	$24,541,897

Ending balance: individually evaluated for impairment	$701,543	$3,855,281	$—	$—	$17,735,073	$22,291,897

Ending balance: collectively evaluated for impairment	$2,250,000	$—	$—	$—	$—	$2,250,000

Loans:
Ending balance	$29,552,531	$10,369,534	$—	$250,000	$29,249,811	$69,421,876

Ending balance: individually evaluated for impairment	$12,457,708	$10,369,534	$—	$250,000	$29,249,811	$52,327,053

Ending balance: collectively evaluated for impairment	$17,094,823	$—	$—	$—	$—	$17,094,823

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	Commercial Real Estate	Condo-miniums	Apartments	Single Family Homes	Improved and Unimproved Land
2010						Total

Allowance for loan losses:
Beginning balance	$12,617,784	$13,977,684	$—	$6,622	$1,790,848	$28,392,938
Charge-offs	(4,988,010)	(3,761,680)	(94,633)	—	—	(8,844,323)
Provision	(3,176,097)	5,490,722	94,633	(6,622)	14,117,264	16,519,900
Ending balance	$4,453,677	$15,706,726	$—	$—	$15,908,112	$36,068,515

Ending balance: individually evaluated for impairment	$752,297	$15,706,726	$—	$—	$15,863,492	$32,322,515

Ending balance: collectively evaluated for impairment	$3,701,380	$—	$—	$—	$44,620	$3,746,000

Loans:
Ending balance	$69,024,479	$41,037,978	$—	$325,125	$47,277,913	$157,665,495

Ending balance: individually evaluated for impairment	$33,354,222	$41,037,978	$—	$325,125	$46,847,913	$121,565,238

Ending balance: collectively evaluated for impairment	$35,670,257	$—	$—	$—	$430,000	$36,100,257

The following tables show an aging analysis of the loan portfolio by the time past due at December 31, 2011 and 2010:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans		Total Loans
2011					Current Loans

Commercial real estate	$—	$—	$12,457,708	$12,457,708	$17,094,823	$29,552,531
Condominiums	—	—	10,369,534	10,369,534	—	10,369,534
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	29,249,811	29,249,811	—	29,249,811
	$—	$—	$52,327,053	$52,327,053	$17,094,823	$69,421,876

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
2010

Commercial real estate	$2,000,000	$4,492,715	$33,354,222	$39,846,937	$29,177,542	$69,024,479
Condominiums	—	—	41,037,978	41,037,978	—	41,037,978
Single family homes	—	—	325,125	325,125	—	325,125
Improved and unimproved land	—	—	46,847,913	46,847,913	430,000	47,277,913
	$2,000,000	$4,492,715	$121,565,238	$128,057,953	$29,607,542	$157,665,495

All of the loans that are 90 or more days past due as listed above were on non-accrual status as of December 31, 2011 and 2010.

The following tables show information related to impaired loans as of and for the years ended December 31, 2011 and 2010:
	As of December 31, 2011			Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$11,617,607	$11,263,451	$—	$12,931,957	$856,979
Condominiums	2,873,107	2,834,534	—	231,212	286,948
Single family homes	250,195	250,000	—	1,256,555	25,212
Improved and unimproved land	5,048,329	5,046,974	—	12,623,196	250,613

With an allowance recorded:
Commercial real estate	1,194,352	1,194,257	701,543	2,016,942	48,117
Condominiums	7,983,281	7,535,000	3,855,281	13,581,153	279,279
Single family homes	—	—	—	—	—
Improved and unimproved land	24,337,602	24,202,837	17,735,073	36,436,177	—

Total:
Commercial real estate	$12,811,959	$12,457,708	$701,543	$14,948,899	$905,096
Condominiums	$10,856,388	$10,369,534	$3,855,281	$13,812,365	$566,227
Single family homes	$250,195	$250,000	$—	$1,256,555	$25,212
Improved and unimproved land	$29,385,931	$29,249,811	$17,735,073	$49,059,373	$250,613

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above.

The Partnership does not have commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings.

Troubled Debt Restructurings

The Partnership has allocated approximately $116,000 of specific reserves to borrowers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011.  The Partnership has not committed to lend additional amounts to any of these borrowers.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: an extension of the maturity date and a reduction of the stated interest rate of the loan or a reduction in the monthly interest payments due under the loan with all deferred interest due at the extended maturity date.

 Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 20 months to 7 years. Modifications involving a reduction in the monthly interest payment due and the extension of the maturity date were for periods ranging from 5 months to 1 year.

The following tables show information related to loan modifications made by the Partnership during the year ended December 31, 2011:
	Modifications During the Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial real estate	1	$236,652	$118,983
Condominiums	2	11,504,560	11,504,560
Improved and unimproved land	3	5,801,418	5,801,418

Troubled Debt Restructurings	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Commercial real estate	—	$—
Condominiums	1	3,531,957
Improved and unimproved land	1	2,960,770

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

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Pursuant to the Operating Agreement, the Partnership is responsible for all costs related to the environmental remediation on the properties and has indemnified Nanook against all obligations related to the contamination. During 2008, the Partnership accrued approximately $762,000 as an estimate of the expected costs to monitor and remediate the contamination on the properties based on a third party consultant’s estimate. As of December 31, 2011 and 2010, approximately $430,000 and $550,000, respectively, of this obligation remains accrued on the Partnership’s books.  The Partnership has estimated the amount to be paid under this guarantee based on the information available at this time. If additional amounts are required to monitor and remediate the contamination, it will be an obligation of the Partnership, as the Operating Agreement does not limit the obligations of the Partnership.

During the years ended December 31, 2011 and 2010, the Partnership received capital distributions from 1850 in the total amount of $155,000 and $150,000, respectively. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $153,000 and $150,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2011 and 2010 consists of the following properties acquired through foreclosure:

	2011	2010
Manufactured home subdivision development, Ione, California	$244,400	$347,730
Commercial building, Roseville, California	—	204,804
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC) (transferred from held for investment)	2,003,046	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC) (transferred from held for investment)	432,000	—
Office condominium complex (16 units), Roseville, California	—	7,312,518
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	—	3,376,827
Commercial buildings, Sacramento, California	3,890,968	3,890,968
1/7th interest in single family home, Lincoln City, Oregon	85,259	—
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC)	7,315,000	—
	$13,970,673	$15,132,847

During the year ended December 31, 2011, the Partnership transferred the marina property located in Oakley, California (held within The Last Resort & Marina, LLC) and the manufactured home subdivision development located in Lake Charles, Louisiana (held within Dation, LLC) from held for investment to held for sale because the properties are listed for sale and sales are expected to be completed within one year. In February 2012 (subsequent to year end), all of the improved lots and manufactured rental homes owned by Dation, LLC were sold for $1,650,000 (cash of $330,000 and a note carried back for $1,320,000) resulting in no gain or loss to the Partnership.

During the year ended December 31, 2011, the Partnership transferred the commercial building and office condominium complex located in Roseville, California and the industrial building located in Sunnyvale, California from held for sale to held for investment because it is now the intention of the Partnership to hold and operate the properties and not to sell them in the near term.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During the year ended December 31, 2011, the Partnership recorded impairment losses totaling approximately $123,000 on the manufactured home subdivision development located in Ione, California and the marina located in Oakley, California based on appraised values, less estimated selling costs, which are reflected in losses on real estate properties in the accompanying consolidated statements of operations.

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

2011 Foreclosure Activity

During the year ended December 31, 2011, the Partnership and a third party lender who participated in a first mortgage loan secured by industrial land located in Pomona, California with a principal balance to the Partnership of approximately $5,078,000 contributed their interests in the loan to a new limited liability company, 1875 West Mission Blvd., LLC (“1875”). The lenders then foreclosed on the subject loan and obtained the property via the trustee’s sale within the new LLC. The property is classified as held for sale as it is being actively marketed and a sale is expected within the next one year period. See further details below under 1875 West Mission Blvd., LLC.

During the year ended December 31, 2011, the Partnership foreclosed on a first mortgage loan secured by a 1/7th interest in a single family home located in Lincoln City, Oregon in the amount of approximately $75,000 and obtained the property interest via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $10,000 were capitalized to the basis of the property. At the time of foreclosure, the property was classified as held for sale as it is listed for sale and the Partnership expected to complete a sale within one year.

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

December 31, 2011 and 2010

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

Dation, LLC

Dation, LLC (Dation) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership advances funds to Dation as needed. The Partnership has 100% of the capital in Dation and is the sole general manager of the LLC (pursuant to an amendment to the Operating Agreement signed on October 29, 2007). The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership.

Dation sold no lots or houses during the years ended December 31, 2011 and 2010. The Partnership received repayment of capital contributions of $84,000 during the year ended December 31, 2010.

The net operating loss to the Partnership from Dation was approximately $42,000 and $31,000 during the years ended December 31, 2011 and 2010, respectively.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Partnership has a 60% membership interest in 1875 and is entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interest of PNL totaled approximately $2,002,000 as of December 31, 2011.

There was no net income or loss to the Partnership from 1875 for the year ended December 31, 2011.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 7 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of December 31, 2011 and 2010:

	2011	2010
Light industrial building, Paso Robles, California	$1,496,788	$1,544,866
Commercial buildings, Roseville, California	805,383	617,768
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,308,400	12,627,695
Undeveloped, residential land, Madera County, California	720,000	720,000
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)	—	2,048,643
Undeveloped, residential land, Marysville, California	403,200	403,200
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	1,978,412	1,843,200
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,400	5,913,600
Undeveloped, industrial land, San Jose, California	2,044,800	2,044,800
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	4,118,400	5,141,275
Two improved residential lots, West Sacramento, California	182,400	510,944
Undeveloped, residential land, Coolidge, Arizona	1,056,000	2,099,816
Office condominium complex (16 units), Roseville, California (transferred from held for sale)	4,068,199	—
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	7,990,000	10,232,525
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	—	459,580
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,647,219	1,669,318
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,984,749	2,015,683
Industrial building, Sunnyvale, California (transferred from held for sale)	3,294,903	—
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,376,000	5,760,719
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,958,857	4,990,566
60 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,800,000	6,536,677
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,246,550	4,359,070
45 condominium units, Oakland, California (held within 1401 on Jackson, LLC)	8,653,490	8,924,607
Industrial building, Chico, California	6,720,000	—
168 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)	34,011,709	—
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,466,328	—
6 improved residential lots, Coeur D’Alene, Idaho	1,342,000	—
Residential and commercial land, Gypsum, Colorado	9,600,000	—
	$131,620,987	$81,933,352

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2011 and 2010 are as follows:
	2011	2010
Land	$51,154,741	$30,450,217
Buildings and improvements	86,924,958	57,339,490
Other	—	31,555
	138,079,699	87,821,262
Less: Accumulated depreciation and amortization	(6,458,712)	(5,887,910)
	$131,620,987	$81,933,352

The acquisition of certain real estate properties through foreclosure (including properties held for sale – see Note 6) resulted in the following non-cash activity for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
Increases:
Real estate held for sale and investment	$65,007,119	$28,882,248
Noncontrolling interests	(16,257,427)	—
Accounts payable and accrued liabilities	(2,980,871)	—
Decreases:
Loans secured by trust deeds, net of allowance for loan losses	(41,112,373)	(27,463,504)
Interest and other receivables	(4,656,448)	(1,418,744)

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense of real estate held for investment was approximately $2,923,000 and $1,600,000 for the years ended December 31, 2011 and 2010, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

For purposes of assessing potential impairment of value during 2011, the Partnership obtained updated appraisals or other valuation support for certain of its real estate properties held for investment. This resulted in the Partnership recording impairment losses as follows:

2011
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	$2,035,200
Storage facility/business, Stockton, California	899,696
Two improved residential lots, West Sacramento, California	352,865
Undeveloped, residential land, Coolidge, Arizona	1,043,816
Office condominium complex (16 units), Roseville, California	3,247,413
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	1,898,713
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	1,115,660
60 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	1,608,100
Industrial building, Chico, California	2,168,639
6 improved residential lots, Coeur D’Alene, Idaho	530,000
$14,900,102

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

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

2011 Foreclosure Activity

During the year ended December 31, 2011, the Partnership foreclosed on three first mortgage loans secured by undeveloped residential and commercial land located in Gypsum, Colorado in the amount of approximately $15,828,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loans (for items such as legal fees and delinquent property taxes) in the total amount of approximately $1,915,000 were capitalized to the basis of the property. Based on a new appraisal obtained, it was determined that the fair value of the property was lower than the Partnership’s investments in the loans and a specific loan loss allowance of approximately $8,143,000 was recorded and charged off against the allowance for loan losses at the time of foreclosure. The property is classified as held for investment as a sale is not expected in the next one year period.

During the year ended December 31, 2011, the Partnership foreclosed on a first mortgage loan secured by 6 improved, residential lots located in Coeur D’Alene, Idaho with a principal balance of $2,200,000 and obtained the property via the trustee’s sale. The General Partner was a co-creditor in this loan due to a loan fee that was supposed to be paid to the General Partner at the time the loan was paid off. However, due to an intercreditor agreement between the Partnership and the General Partner, the Partnership must receive its entire investment in the loan (including all accrued, past due interest at the time of foreclosure) prior to any amounts to be paid to the General Partner once the property is sold. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance of approximately $426,000 was recorded. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $2,000. After foreclosure, it was determined that approximately $530,000 in additional improvements costs would be required to complete the lots and ready them for sale. Thus, an additional impairment loss was recorded of $530,000 during 2011. The property is classified as held for investment as a sale is not expected in the next one year period.

During the year ended December 31, 2011, the Partnership foreclosed on two first mortgage loans secured by 15 converted condominium and commercial office units in a building located in Tacoma, Washington with an aggregate principal balance of $3,500,000 and obtained the property via the trustee’s sale. It was determined that the fair value of the property was lower than the Partnership’s investment in the loans (including advances made on the loans of approximately $103,000) and a specific loan allowance of approximately $1,110,000 was recorded. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $7,000. The property is classified as held for investment as a sale is not expected in the next one year period. The Partnership formed a new, wholly-owned limited liability company, Broadway & Commerce, LLC to own and operate the building.

During the year ended December 31, 2011, the Partnership foreclosed on a first mortgage loan secured by an industrial building located in Chico, California in the amount of $8,500,000 and obtained the property via the trustee’s sale.  In addition, advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $588,000 were capitalized to the basis of the property. An impairment loss of approximately $2,169,000 was taken on this property on December 31, 2011 based on a new appraisal obtained. The property is classified as held for investment as a sale is not expected in the next one year period.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During the year ended December 31, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 168 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). At the time of foreclosure, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000). The Point and South building units and the North building are now classified as held for investment as sales are not expected in the next one year period. See further details below under TOTB Miami, LLC.

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

December 31, 2011 and 2010

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

The net income to the Partnership from 720 University was approximately $202,000 and $120,000 (including depreciation and amortization totaling approximately $482,000 and $515,000) during the years ended December 31, 2011 and 2010, respectively. The non-controlling interest of the joint venture partner of approximately $5,000 and $16,000 as of December 31, 2011 and 2010, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $12,308,000 and $12,628,000 as of December 31, 2011 and 2010, respectively.

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

The Partnership advanced approximately $429,000 and $691,000 to DarkHorse during the years ended December 31, 2011 and 2010, respectively, for operations and capital improvements. The net loss to the Partnership from DarkHorse was approximately $363,000 and $574,000 (including depreciation of $174,000 and $132,000) for the years ended December 31, 2011 and 2010, respectively.

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

The Partnership advanced approximately $166,000 and $215,000 to Lone Star during the years ended December 31, 2011 and 2010, for operations and equipment purchases. The net loss to the Partnership from Lone Star was approximately $120,000 and $268,000 (including depreciation of $47,000 and $45,000) for the years ended December 31, 2011 and 2010, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

TOTB Miami, LLC

TOTB Miami, LLC (“TOTB”) is a Florida limited liability company formed for the purpose of owning and operating 168 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and PRC Treasures, LLC (who were co-lenders in the subject loan) via foreclosure in February 2011. Pursuant to the Operating Agreement, the Partnership is to receive an allocation of the profits and losses of TOTB based on the calculation of ending capital resulting from the allocation of the distribution priorities contained in the agreement (approximately 54% as of December 31, 2011). The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $15,512,000 as of December 31, 2011.

The net loss to the Partnership from TOTB was approximately $1,746,000 for the year ended December 31, 2011. In March 2012, the Partnership contributed $7,200,000 in cash to TOTB in order for TOTB to purchase PRC Treasures, LLC’s interest in TOTB with a book basis as of December 31, 2011 of approximately $11,594,000. Thus, the only remaining members in TOTB are the Partnership and the General Partner.

The approximate net operating income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results for the years ended December 31, 2010 and 2009 were as follows:
	2011	2010
Anacapa Villas, LLC	$(149,000)	$(247,000)
Baldwin Ranch Subdivision, LLC	(95,000)	(144,000)
The Last Resort and Marina, LLC	(31,000)	(27,000)
33rd Street Terrace, LLC	39,000	43,000
54th Street Condos, LLC	(404,000)	(431,000)
Wolfe Central, LLC	393,000	382,000
AMFU, LLC	3,000	(32,000)
Phillips Road, LLC	92,000	(1,000)
550 Sandy Lane, LLC	192,000	(23,000)
1401 on Jackson, LLC	14,000	(25,000)
Broadway & Commerce, LLC	27,000	—
Light industrial building, Paso Robles, California	180,000	229,000
Undeveloped land, San Jose, California	(142,000)	(137,000)
Office condominium complex, Roseville, California	(56,000)	(116,000)
Storage facility, Stockton, California	235,000	109,000
Industrial building, Chico, California	(414,000)	—

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 8 - NOTE PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 7), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,242,000 and $10,394,000 as of December 31, 2011 and 2010, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the years ended December 31, 2011 and 2010 was approximately $530,000 and $537,000, respectively.  The following table shows maturities by year on this note payable as of December 31, 2011:

Year ending December 31:
2012	$159,025
2013	167,395
2014	176,205
2015	9,739,806
$10,242,431

NOTE 9 - LINE OF CREDIT PAYABLE

The Partnership had a line of credit agreement with a group of banks, which provided interim financing on mortgage loans invested in by the Partnership. All assets of the Partnership were pledged as security for the line of credit. The line of credit was guaranteed by the General Partner. The line of credit was fully repaid by the Partnership in December 2010. Interest expense was approximately $1,439,000 for the year ended December 31, 2010.

NOTE 10 - PARTNERS’ CAPITAL

Allocations, Distributions and Withdrawals

In accordance with the Partnership Agreement, the Partnership’s tax basis profits, gains and losses are allocated to each limited partner and OFG in proportion to their respective capital accounts on a monthly basis.

Distributions of net income are made monthly to the partners in proportion to their weighted-average capital accounts as of the last day of the preceding calendar month. Accrued distributions payable represent amounts to be distributed to partners in January of the subsequent year based on their weighted-average capital accounts as of December 31.

The Partnership makes monthly net income distributions (if any) to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units at $1.00 per unit pursuant to the Partnership Agreement. Such reinvested distributions totaled approximately $56,000 and $675,000 (dollars and units) for the years ended December 31, 2011 and 2010, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

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

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

•	Payments are made only to the extent the Partnership has available cash, and the determination of the amount of cash available is subject to substantial discretion of the General Partner.

•	A maximum of $100,000 per partner may be withdrawn during any calendar quarter.

•	The general partner is not required to establish a reserve fund for the purpose of funding such payments.

•
The total amount withdrawn by all limited partners during any calendar year, combined with the total amount of net proceeds distributed to limited partners during the year, cannot exceed 10% of the aggregate capital accounts of the limited partners, except upon final liquidation of the Partnership.

•	Withdrawal requests are honored in the order in which they are received.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. All 2009, 2010 and 2011 scheduled withdrawals in the total amount of approximately $84,000,000 (based on tax basis capital) were not made because the Partnership has not had sufficient available cash to make such withdrawals, was restricted under its bank line of credit and needed to have funds in reserve for operations. The line of credit was repaid in full by the Partnership in December 2010, and therefore its restrictions no longer apply. Thus, when funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of Partnership capital, which will prevent any limited partner withdrawals during the same calendar year. There can be no assurance that 10% of the Partnership capital will be distributed in any calendar year, however. In July and October 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4.3% of total tax basis partners’ capital.

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

Carried Interest of General Partner

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, OFG has an interest of approximately 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2011 and 2010, OFG had made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

There was no carried interest expense charged to the Partnership for the years ended December 31, 2011 and 2010.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 - CONTINGENCY RESERVES

In accordance with the Partnership Agreement and to satisfy the Partnership’s liquidity requirements, the Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of OFG, up to a maximum of 1/2 of 1% of the limited partners’ capital accounts, may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership, which could lead to unanticipated losses upon sale of such assets.

The 1-1/2% contingency reserves required per the Partnership Agreement as of December 31, 2011 and 2010 were approximately $3,969,000 and $4,286,000, respectively. Cash, cash equivalents and certificates of deposit as of the same dates were accordingly maintained as reserves.

NOTE 12 - INCOME TAXES

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	(Unaudited) 2011	(Unaudited) 2010
Partners’ capital per financial statements	$181,045,959	$219,101,364
Accrued interest income	471,263	(1,009,201)
Allowance for loan losses	24,541,897	36,068,515
Book/tax differences in basis of real estate properties and consolidated joint venture entities	62,450,448	35,660,809
Book/tax difference in equity method investment	261,376	(142,387)
Accrued distributions	73,584	46,014
Accrued fees due to general partner	166,281	(70,040)
Tax-deferred gain on sale of real estate	(2,653,763)	(2,653,763)
Book-deferred gains on sale of real estate	771,106	797,389
Environmental remediation liability	430,185	549,506
Other	(256,688)	33,120
Partners’ capital per federal income tax return	$267,301,648	$288,666,100

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

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $2,312,000 and $1,966,000 for the years ended December 31, 2011 and 2010, respectively, and are included in the accompanying consolidated statements of operations. Service fees amounted to approximately $264,000 and $491,000 for the years ended December 31, 2011 and 2010, respectively, and are included in the accompanying consolidated statements of operations. As of December 31, 2011 and 2010, the Partnership owed management and servicing fees to OFG in the amount of approximately $329,000 and $157,000, respectively.

The maximum servicing fees were paid to OFG during the years ended December 31, 2011 and 2010. If the maximum management fees had been paid to OFG during the year ended December 31, 2011, the management fees would have been $2,909,000 (increase of $597,000), which would have increased net loss allocated to limited partners by approximately 2.4%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.088 from a loss of $0.086. If the maximum management fees had been paid to OFG during the year ended December 31, 2010, the management fees would have been $5,905,000 (increase of $3,939,000), which would have increased net loss allocated to limited partners by approximately 17.3%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.09 from a loss of $0.08.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Partnership loans totaled approximately $779,000 and $132,000 for the years ended December 31, 2011 and 2010, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $8,000 and $12,000 for the years ended December 31, 2011 and 2010, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $168,000 and $83,000 on loans extended of approximately $10,240,000 and $2,500,000 for the years ended December 31, 2011 and 2010, respectively. Such fees as a percentage of loans extended by the Partnership were 1.6% and 3.3% for the years ended December 31, 2011 and 2010, respectively. A loan fee paid to OFG in the amount of $78,000 during year ended December 31, 2011 was collected from the borrower upon payoff of the related loan in December 2010 and remitted to OFG in January 2011.

OFG is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were $641,000 and $63,000 during the year ended December 31, 2011 and 2010, respectively.

As of December 31, 2010, the Partnership owed late payment charges, extension fees and/or other miscellaneous fees to OFG in the amount of approximately $525,000.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 14 - NET LOSS PER LIMITED PARTNER UNIT

Net loss per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were approximately 285,083,000 and 289,772,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 15 - RENTAL INCOME

The Partnership’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to sixteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2011, and thereafter is as follows:

Year ending December 31:
2012	$5,393,234
2013	2,665,556
2014	2,220,716
2015	1,707,172
2016	1,402,673
Thereafter (through 2026)	3,634,144
$17,023,494

NOTE 16 - FAIR VALUE

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

December 31, 2011 and 2010

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

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2011 and 2010, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or unobservable market data is included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Partnership’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for credit losses. Subsequently, real estate properties held for sale are carried at the lower of carrying value or fair value less costs to sell and real estate properties held for investment are carried at amortized cost. The Partnership periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon appraised values, which include the use of unobservable inputs, the Partnership records the impairment on real estate properties as nonrecurring Level 3.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Nonrecurring:
Impaired loans:
Commercial real estate	$ 492,809	—	—	$ 492,809
Condominiums	4,128,000	—	—	4,128,000
Improved and unimproved land	6,602,529	—	—	6,602,529
Total	$ 11,223,338	—	—	$ 11,223,338

Real estate properties:
Commercial	$ 15,161,367	—	—	$ 15,161,367
Condominiums	18,165,999	—	—	18,165,999
Single family homes	2,332,706	—	—	2,332,706
Improved and unimproved land	27,986,278	—	—	27,986,278
Total	$ 63,646,351	—	—	$ 63,646,351

2010
Nonrecurring:
Impaired loans:
Commercial real estate	$ 1,766,400	—	—	$ 1,766,400
Condominiums	24,046,874	—	—	24,046,874
Improved and unimproved land	14,579,177	—	—	14,579,177
Total	$ 40,392,451	—	—	$ 40,392,451

Real estate properties:
Commercial	$ 16,628,315	—	—	$ 16,628,315
Single family homes	347,730	—	—	347,730
Improved and unimproved land	10,550,400	—	—	10,550,400
Total	$ 27,526,445	—	—	$ 27,526,445

Impairment losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled $10,295,121 and $18,418,901 during the years ended December 31, 2011 and 2010, respectively.  Impairment losses of $15,022,659 and $8,907,219 were recorded on the real estate properties above during the years ended December 31, 2011 and 2010.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

During the years ended December 31, 2011 and 2010, there were no transfers in or out of Levels 1 and 2.

The following methods and assumptions were used to estimate the fair value of financial instruments not recognized at fair value in the accompanying consolidated balance sheets pursuant to ASC 825-10.

Cash, Cash Equivalents and Restricted Cash

The carrying value of cash and cash equivalents of approximately $16,201,000 and $5,375,000 as of December 31, 2011 and 2010 approximates the fair value because of the relatively short maturity of these instruments.

Certificates of Deposit

Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The carrying value of the Partnership’s certificates of deposit of $1,994,000 and $2,004,000 as of December 31, 2011 and 2010, respectively, approximates the fair value. Fair value measurements are estimated using a matrix based on interest rates for certificates of deposit with similar remaining maturities.

Loans Secured by Trust Deeds

The carrying value of loans secured by trust deeds (net of allowance for loan losses) of approximately $44,880,000 and $121,597,000 as of December 31, 2011 and 2010, respectively, other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of accrued interest receivable and advances related thereto has also been considered in evaluating the fair value versus the carrying value.

Investment in Limited Liability Company

The carrying value of the Partnership’s investment in limited liability company of approximately $2,140,000 and $2,142,000 as of December 31, 2011 and 2010, respectively, approximates fair value.

Note Payable

The fair value of the Partnership’s note payable with a carrying value of $10,242,000 and $10,394,000 as of December 31, 2011 and 2010, respectively, is estimated to be approximately $10,283,000 and $10,446,000 as of December 31, 2011 and 2010, respectively. The fair value is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity.

Other Financial Instruments

The carrying values of the following financial instruments as of December 31, 2011 and 2010 are estimated to approximate fair values due to the short term nature of these instruments.

	2011	2010

Interest and other receivables	$1,455,846	$4,493,614
Due to general partner	$329,002	$682,231
Accrued interest payable (included in accounts payable and accrued liabilities)	$44,717	$45,376

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. The Partnership has accrued an amount that a third party consultant had estimated will need to be paid for this remediation. If additional amounts are required, it will be an obligation of the Partnership. As of December 31, 2011, approximately $430,000 of this obligation remains accrued on the Partnership’s books.

Contractual Obligation

In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona and together with other related costs and construction contingencies, the total estimated cost of improvements will be approximately $3,093,000. Construction began during the third quarter of 2011 and will be completed in phases during the last half of 2012.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

NOTE 18 – FOURTH QUARTER INFORMATION (UNAUDITED)

During the quarter ended December 31, 2011, the Partnership recorded a provision for loan losses of approximately $7,555,000 and impairment losses on real estate properties of approximately $9,538,000.

SCHEDULE III

OWENS MORTGAGE INVESTMENT FUND
REAL ESTATE AND ACCUMULATED DEPRECIATION — DECEMBER 31, 2011

			Capitalized		Carrying		Accumulated	Date	Depreciable
Description	Encumbrances	Initial Cost	Costs	Sales	Value		Depreciation	Acquired	Lives

Office Condominium Complex, Roseville, California	None	8,569,286	128,801	(893,595)	4,068,199	Note 4	(25,586)	9/26/2008	N/A

Retail Complex, Greeley, Colorado	$10,242,431 Note Payable	9,307,001	7,245,575	(128,274)	12,308,400		(4,115,903)	7/31/2000	1-39 Years

75 Improved, Residential Lots, Auburn, California	None	13,746,625	5,445	—	3,878,400	Note 5	—	9/27/2007	N/A

Storage Facility/Business, Stockton, California	None	5,674,000	26,245	—	4,118,400	Note 6	—	6/3/2008	15-39 Years

Eight Townhomes, Santa Barbara, California	None	10,852,132	9,172	—	7,990,000	Note 7	—	2/18/2009	5-27.5 Years

Industrial Building, Sunnyvale, California	None	3,428,885	54,514	—	3,294,903		(188,496)	11/5/2009	10-39 Years

133 Condominium Units, Phoenix, Arizona	None	5,822,597	997,193	—	5,376,000	Note 8	—	11/18/2009	5-27.5 Years

Medical Office Condominium Complex, Gilbert, Arizona	None	5,040,000	91,788	—	4,958,857		(172,930)	5/19/2010	39 Years

60 Condominium Units, Lakewood, Washington	None	6,616,881	65,502	—	4,800,000	Note 9	—	8/20/2010	27.5 Years

Commercial Building, Sacramento, California	None	3,890,968	—	—	3,890,968		—	9/3/2010	N/A

Apartment Complex, Ripon, California	None	4,387,200	—	—	4,246,550		(140,650)	10/29/2010	27.5 Years

45 Condominium Units, Oakland, California	None	8,947,200	—	—	8,653,490		(293,710)	12/1/2010	27.5 Years

168 Condominium Units & 160 Unit Vacant Apartment Building, Miami, Florida	None	34,560,000	—	—	34,011,709		(548,291)	2/2/2011	27.5 Years

Industrial Building/Warehouse, Chico, California	None	9,088,460	4,600	—	6,720,000	Note 10	—	1/6/2011	39 Years

Industrial Land, Pomona, California	None	7,315,000	—	—	7,315,000		—	8/25/2011	N/A

Residential and Commercial Land, Gypsum, Colorado	None	16,680,000	—	—	9,600,000		—	10/1/2011	N/A

Miscellaneous Real Estate	None				20,360,784		(973,146)	Various	Various

TOTALS					$145,591,660		$(6,458,712)

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/10)	$79,888,536
Additions during period:
Acquisitions through foreclosure	28,882,248
Investments in real estate properties	1,059,836
Subtotal	109,830,620
Deductions during period:
Cost of real estate properties sold	2,257,566
Impairment losses on real estate properties	8,907,219
Depreciation of properties held for investment	1,599,636
Balance at end of period (12/31/10)	$97,066,199

Balance at beginning of period (1/1/11)	$97,066,199
Additions during period:
Acquisitions through foreclosure	65,007,119
Investments in real estate properties	1,464,155
Subtotal	163,537,473
Deductions during period:
Cost of real estate properties sold	—
Impairment losses on real estate properties	15,022,659
Depreciation of properties held for investment	2,923,154
Balance at end of period (12/31/11)	$145,591,660

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/10)	$4,388,466
Additions during period:
Depreciation expense	1,599,637
Subtotal	5,988,103
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	100,193
Balance at end of period (12/31/10)	$5,887,910

Balance at beginning of period (1/1/11)	$5,887,910
Additions during period:
Depreciation expense	2,923,155
Previous accumulated depreciation on real estate moved back to held for investment	121,343
Subtotal	8,932,408
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	295,996
Accumulated depreciation netted with cost basis for real estate written down to fair value	2,177,700
Balance at end of period (12/31/11)	$6,458,712

NOTE 4: Write-downs totaling $3,712,706 were recorded on this property during 2010 and 2011 based on third party appraisals and comparable sales.
NOTE 5: Write-downs totaling $9,873,670 were recorded on this property during 2009 through 2011 based on broker's opinions of value and a third party appraisals.
NOTE 6: Write-downs totaling $1,183,571 were recorded on this property during 2009 and 2011 based on third party appraisals.
NOTE 7: A write-down of  $1,898,713 was recorded on this property during 2011 based on a third party appraisal.
NOTE 8: A write-down of  $1,115,660 was recorded on this property during 2011 based on a third party appraisal.
NOTE 9: A write-down of  $1,608,100 was recorded on this property during 2011 based on a third party appraisal.
NOTE 10: A write-down of  $2,168,639 was recorded on this property during 2011 based on a third party appraisal.
NOTE 11: The aggregate cost of the above real estate properties for Federal income tax purposes is approximately $187,869,000.

SCHEDULE IV
OWENS MORTGAGE INVESTMENT FUND
MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2011
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	7.25-11.00%	Current to Sept. 2018	$29,552,531	$9,202,488	$12,457,708
Condominiums	10.50-11.00%	Current	10,369,534	10,369,534	10,369,534
Single family homes (1-4 units)	11.00%	Current	250,000	250,000	250,000
Improved and unimproved land	11.00-12.00%	Current to April 2012	29,249,811	26,843,548	29,249,811
TOTAL			$69,421,876	$46,665,570	$52,327,053

AMOUNT OF LOAN
$0-500,000	8.00-12.00%	Current to Sept. 2018	$1,208,505	$1,043,000	$1,158,505
$500,001-1,000,000	9.00-12.00%	Current to Sept. 2013	3,565,436	3,015,436	1,525,436
$1,000,001-5,000,000	7.25-11.00%	Current to June 2016	26,112,935	13,072,134	20,108,112
Over $5,000,000	8.50-12.00%	Current to June 2014	38,535,000	29,535,000	29,535,000
TOTAL			$69,421,876	$46,665,570	$52,327,053

POSITION OF LOAN
First	7.25-12.00%	Current to June 2016	$48,710,380	$28,699,293	$31,615,557
Second and Third	8.00-12.00%	Current to Sept. 2018	20,711,496	17,966,277	20,711,496
TOTAL			$69,421,876	$46,665,570	$52,327,053

NOTE 1:      All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.
NOTE 2:
Balance at beginning of period (1/1/10)	$211,783,760
Additions during period:
New mortgage loans and advances on existing loans	1,368,700
Note taken back from sale of real estate property	2,000,000
Subtotal	215,152,460
Deductions during period:
Collection of principal	14,490,984
Sales of loans to third parties at face values	6,821,950
Foreclosures	36,174,031
Balance at end of period (12/31/10)	$157,665,495

Balance at beginning of period (1/1/11)	$157,665,495
Additions during period:
New mortgage loans and advances on existing loans	—
Subtotal	157,665,495
Deductions during period:
Collection of principal	26,530,507
Discounted loan payoff accepted	275,000
Foreclosures	61,438,112
Balance at end of period (12/31/11)	$69,421,876

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2011:
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Land S. Lake Tahoe, California (4 Notes)	11.00% and 12.00%	10/15/08 and 1/1/09	Interest only, balance due at maturity	$0	$25,180,000	$6,467,763 Note 5	$6,467,763

Assisted Living Facility Bensalem, PA (2 Notes)	9.00% and 11.00%	4/30/08 and 10/3/08	Interest only, balance due at maturity	0	20,810,000	4,021,946	4,021,946

Mixed Commercial Building S. Lake Tahoe, California	8.50%	6/24/14	Interest only, balance due at maturity	0	19,000,000	9,000,000	0

Condominiums Phoenix, Arizona	11.00%	7/1/09	Interest only, balance due at maturity	0	7,535,000	3,679,719 Note 6	3,679,719

Assisted Living Facility Monterey, California	8.00%	6/1/16	Interest and principal due monthly, balance at maturity	0	5,575,000	4,904,823	0

Marina, Campground and Land Bethel Island, California	11.00%	6/1/09	Interest only, balance due at maturity	0	3,030,000	2,959,500	2,959,500

Condominiums Salt Lake City, Utah	10.50%	1/30/09	Interest only, balance due at maturity	0	6,410,000	2,834,535	2,834,535

Mixed Commercial Buildings Oakland, California	10.50%	2/1/12	Interest only, balance due at maturity	5,718,000	2,640,000	2,629,715	2,629,715

Land Skagit, Washington	11.00%	4/27/12	Interest only, balance due at maturity	0	3,500,000	2,406,263	2,406,263

TOTALS				$5,718,000	$93,680,000	$38,904,264	$24,999,441

NOTE 4:  The aggregate cost of the above mortgages for Federal income tax purposes is $60,494,618 as of December 31, 2011.

NOTE 5:  A third party appraisal was obtained on the underlying properties resulting in a specific loan loss allowance of $17,735,073 as of December 31, 2011.

NOTE 6:  A third party appraisal was obtained on this loan’s underlying property resulting in a specific loan loss allowance of $3,855,281 as of December 31, 2011.