Form 10-Q
period 2012-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2012-05-15
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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
Yes [   ] No [X]

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

	(UNAUDITED)
	March 31	December 31
	2012	2011
ASSETS
Cash and cash equivalents	$14,226,152	$16,201,121
Certificates of deposit	998,377	1,994,055
Loans secured by trust deeds, net of allowance for losses of $24,152,683 in 2012 and $24,541,897 in 2011	41,440,919	44,879,979
Interest and other receivables	1,457,903	1,455,846
Vehicles, equipment and furniture, net of accumulated depreciation of $478,822 in 2012 and $444,902 in 2011	258,728	279,778
Other assets, net of accumulated amortization of $776,287 in 2012 and $751,065 in 2011	1,619,744	1,328,586
Investment in limited liability company	2,178,332	2,140,036
Real estate held for sale	12,004,243	13,970,673
Real estate held for investment, net of accumulated depreciation and amortization of $7,148,483 in 2012 and $6,458,712 in 2011	131,931,297	131,620,987
Total Assets	$206,115,695	$213,871,061

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$44,550	$73,584
Due to general partner	323,412	329,002
Accounts payable and accrued liabilities	2,886,326	3,211,321
Deferred gains	644,007	1,448,936
Note payable	10,203,096	10,242,431
Total Liabilities	14,101,391	15,305,274

PARTNERS’ CAPITAL (units subject to redemption):
General partner	1,877,473	1,848,993
Limited partners	181,957,116	179,196,966
Total Owens Mortgage Investment Fund partners’ capital	183,834,589	181,045,959
Noncontrolling interests	8,179,715	17,519,828
Total partners’ capital	192,014,304	198,565,787
Total Liabilities and Partners’ Capital	$206,115,695	$213,871,061

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED)

	For the Three Months Ended
	March 31	March 31
	2012	2011
REVENUES:
Interest income on loans secured by trust deeds	$614,120	$1,442,749
Recognition of deferred gain on sale of real estate	804,929	6,376
Rental and other income from real estate properties	3,317,381	2,552,799
Income from investment in limited liability company	38,296	39,686
Other income	2,014	3,012
Total revenues	4,776,740	4,044,622

EXPENSES:
Management fees to general partner	441,107	755,231
Servicing fees to general partner	40,982	82,361
Administrative/accounting	49,939	62,209
Legal and professional	416,081	192,013
Rental and other expenses on real estate properties	3,282,986	2,895,498
Interest expense	130,941	131,428
(Reversal of allowance) provision for loan losses	(389,214)	301,798
Other	17,389	9,562
Total expenses	3,990,211	4,430,100

Net income (loss)	$786,529	$(385,478)

Less: Net income attributable to noncontrolling interests	(624,016)	(203,012)

Net income (loss) attributable to Owens Mortgage Investment Fund	$162,513	$(588,490)

Net income (loss) allocated to general partner	$1,695	$(8,676)

Net income (loss) allocated to limited partners	$160,818	$(579,814)

Net income (loss) allocated to limited partners per weighted average limited partnership unit (278,606,000 and 290,075,000 average units in 2012 and 2011, respectively)	$0.001	$(0.002)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital

For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2010	$2,259,916	290,019,136	$216,841,448	$219,101,364	$16,467	219,117,831

Net (loss) income	(8,676)	55,745	(579,814)	(588,490)	203,012	(385,478)
Noncontrolling interests of newly consolidated LLC’s	—	—	—	—	14,020,191	14,020,191
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Partners’ distributions	(2,999)	—	(234,744)	(237,743)	(3,596)	(241,339)

Balances, March 31, 2011	$2,248,241	290,074,881	$216,026,890	$218,275,131	$14,372,018	$232,647,149

Balances, December 31, 2011	$1,848,993	278,605,524	$179,196,966	$181,045,959	$17,519,828	198,565,787
Net income	1,695	—	160,818	162,513	624,016	786,529
Change in ownership interests in consolidated LLC (Note 6)	28,150	—	2,731,617	2,759,767	(9,959,767)	(7,200,000)
Partners’ distributions	(1,365)	—	(132,285)	(133,650)	(4,362)	(138,012)

Balances, March 31, 2012	$1,877,473	278,605,524	$181,957,116	$183,834,589	$8,179,715	$192,014,304

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED)

	March 31	March 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$786,529	$(385,478)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Recognition of deferred gain on sale of real estate	(804,929)	(6,376)
Income from investment in limited liability company	(38,296)	(39,686)
(Reversal of allowance) provision for loan losses	(389,214)	301,798
Bad debt expense	1,500	1,926
Depreciation and amortization	753,017	703,397
Changes in operating assets and liabilities:
Interest and other receivables	(3,557)	(439,162)
Other assets	(316,380)	(371,050)
Accounts payable and accrued liabilities	(228,175)	(1,633,199)
Due to general partner	(5,590)	(85,410)
Net cash used in operating activities	(245,095)	(1,953,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	5,148,274	1,622,988
Investment in real estate properties	(725,413)	(208,642)
Net proceeds from disposition of real estate properties	270,838	--
Purchases of vehicles, equipment and furniture	(12,870)	(18,427)
Maturity of certificates of deposit	995,678	243,209
Net cash provided by investing activities	5,676,507	1,639,128

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(39,335)	(38,852)
Distributions to noncontrolling interests	(4,362)	(3,596)
Contribution from noncontrolling interest	--	135,944
Purchase of members’ interest in consolidated LLC	(7,200,000)	--
Partners’ cash distributions	(162,684)	(235,635)
Net cash used in financing activities	(7,406,381)	(142,139)

Net decrease in cash and cash equivalents	(1,974,969)	(456,251)

Cash and cash equivalents at beginning of period	16,201,121	5,375,060

Cash and cash equivalents at end of period	$14,226,152	$4,918,809

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$131,113	$131,597

See notes 2, 3, 5 and 6 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership (the “Partnership”), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2012. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its majority- and wholly-owned limited liability companies (see notes 5 and 6). All significant inter-company transactions and balances have been eliminated in consolidation.  The Partnership is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Partnership also owns and manages real estate assets.

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current year presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see notes 4 and 11).  Fair value estimates are derived from information available in the real estate markets including similar property and often require the experience and judgment of third parties such as real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves or write-downs. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Significant Accounting Policies

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

Improved and Unimproved Land – These loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  A major risk arises from the necessity to complete projects within specified costs and time lines.  Trends in the construction industry significantly impact the credit quality of these loans as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

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

Notes to Consolidated Financial Statements (Unaudited)

Environmental Remediation Liability

Liabilities related to future environmental remediation costs are recorded when remediation or monitoring or both are probable and the costs can be reasonably estimated. The Partnership’s environmental remediation liability related to the property located in Santa Clara, California (held within 1850 De La Cruz, LLC – see Notes 4 and 11) was recorded based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

Income Taxes

No provision for federal and state income taxes is made in the consolidated financial statements since the Partnership is not a taxable entity.  Accordingly, any income or loss is included in the tax returns of the partners.

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Partnership has elected to record interest and penalties related to unrecognized tax benefits, if any, in other expenses. The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2012 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. With few exceptions, the Partnership is no longer subject to federal and state income tax examinations by tax authorities for years before 2007.

Recently Adopted Accounting Standards

ASU No. 2011-04

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820)”.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance resulted in expanded disclosures of the fair value hierarchy for all financial instruments and descriptions of unobservable inputs and were effective in the Partnership’s interim period ended March 31, 2012.

NOTE 2 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
By Property Type:
Commercial	$25,964,160	$29,552,531
Condominiums	10,129,631	10,369,534
Single family homes (1-4 Units)	250,000	250,000
Improved and unimproved land	29,249,811	29,249,811
	$65,593,602	$69,421,876
By Deed Order:
First mortgages	$51,290,254	$48,710,380
Second and third mortgages	14,303,348	20,711,496
	$65,593,602	$69,421,876

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Scheduled maturities of loans secured by trust deeds as of March 31, 2012 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending March 31:
2012 (past maturity)	$48,255,382	$—	$48,255,382
2013	3,506,263	—	3,506,263
2014	1,400,000	2,000,000	3,400,000
2015	—	9,000,000	9,000,000
Thereafter (through Mar. 2022)	111,957	1,320,000	1,431,957
	$53,273,602	$12,320,000	$65,593,602

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.19%, 1.04% and 2.23%, respectively, as of March 31, 2012), the prime rate (3.25% as of March 31, 2012) or the weighted average cost of funds index for Eleventh District savings institutions (1.16% as of March 31, 2012) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2012 and December 31, 2011:
	March 31, 2012	Portfolio	December 31, 2011	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	11.48%	$7,535,000	10.86%
California	45,715,761	69.70%	50,624,132	72.92%
Hawaii	2,000,000	3.05%	2,000,000	2.88%
Louisiana	1,320,000	2.01%	—	—%
Pennsylvania	4,021,946	6.13%	4,021,946	5.79%
Utah	2,594,632	3.96%	2,834,535	4.08%
Washington	2,406,263	3.67%	2,406,263	3.47%
	$65,593,602	100.00%	$69,421,876	100.00%

As of March 31, 2012 and December 31, 2011, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 70% ($45,716,000) and 73% ($50,624,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of March 31, 2012 approximately 81% of the Partnership’s mortgage loans were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past four years.

During the three months ended March 31, 2012, the Partnership extended to December 31, 2013 the maturity date of one loan with a principal balance of $800,000. During the three months ended March 31, 2011, the Partnership extended to April 30, 2011 the maturity date of one loan with a principal balance of approximately $1,088,000.

During the three months ended March 31, 2012, the Partnership recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carry back note with a remaining principal balance of approximately $4,891,000 was repaid in full by the buyer/borrower during the quarter ended March 31, 2012.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of March 31, 2012 and December 31, 2011, approximately $65,482,000 (99.8%) and $64,402,000 (92.8%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of March 31, 2012 and December 31, 2011, the Partnership had sixteen past maturity loans totaling approximately $48,255,000 and $46,666,000, respectively.

As of March 31, 2012 and December 31, 2011, the Partnership had eighteen loans that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $52,084,000 (79%) and $52,327,000 (75%), respectively.  This included fifteen and fourteen past maturity loans totaling $47,565,000 (73%) and $45,176,000 (65%), respectively. In addition, one and two loans totaling approximately $690,000 (1%) and $1,490,000 (2%), respectively, were past maturity but current in monthly payments as of March 31, 2012 and December 31, 2011, respectively (combined total of impaired and past maturity loans of $52,774,000 (80%) and $53,817,000 (78%), respectively). Of the impaired and past maturity loans, approximately $27,623,000 (42%) and $8,050,000 (12%), respectively, were in the process of foreclosure and $4,630,000 (7%) and $24,203,000 (35%), respectively, involved borrowers who were in bankruptcy as of March 31, 2012 and December 31, 2011.

During the quarter ended March 31, 2012, the Partnership received a partial payoff of $240,000 on one delinquent and past maturity loan with a principal balance prior to the payoff of approximately $2,835,000. In addition, in April 2012 (subsequent to quarter end), one delinquent and past maturity loan with a principal balance of $430,000 was paid off in full by the borrower. In addition, in April 2012 (subsequent to quarter end), the borrower on two delinquent loans secured by the same property with an aggregate principal balance totaling $1,863,000 filed for bankruptcy protection.

The Partnership foreclosed on no loans during the three months ended March 31, 2012. The Partnership foreclosed on four loans during the three months ended March 31, 2011 with aggregate principal balances totaling $34,832,000 and obtained the properties via the trustee’s sales (see Notes 5 and 6 for further details).

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Balance, beginning of period	$24,541,897	$36,068,515
(Reversal of allowance) provision for loan losses	(389,214)	301,798
Charge-off	—	(10,637,729)
Balance, end of period	$24,152,683	$25,732,584

As of March 31, 2012 and December 31, 2011, there was a general allowance for losses of $1,778,000 and $2,250,000, respectively, and a specific allowance for loan losses on seven loans in the total amount of $22,374,683 and $22,291,897, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the allocation of the allowance for loan losses as of and for the three months ended March 31, 2012 by portfolio segment and by impairment methodology:
	Commercial Real Estate	Condo-miniums	Single Family Homes	Improved and Unimproved Land
2012					Total

Allowance for loan losses:
	Three Months Ended March 31, 2012
Beginning balance	$2,951,543	$3,855,281	$—	$17,735,073	$24,541,897
Charge-offs	—	—	—	—	—
(Reversal) provision	(474,083)	—	—	84,869	(389,214)
Ending balance	$2,477,460	$3,855,281	$—	$17,819,942	$24,152,683

	As of March 31, 2012
Ending balance: individually evaluated for impairment	$699,460	$3,855,281	$—	$17,819,942	$22,374,683

Ending balance: collectively evaluated for impairment	$1,778,000	$—	$—	$—	$1,778,000

Loans:
Ending balance	$25,964,160	$10,129,631	$250,000	$29,249,811	$65,593,602

Ending balance: individually evaluated for impairment	$12,454,160	$10,129,631	$250,000	$29,249,811	$52,083,602

Ending balance: collectively evaluated for impairment	$13,510,000	$—	$—	$—	$13,510,000

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the allocation of the allowance for loan losses as of and for the three months ended March 31, 2011 and as of December 31, 2011 by portfolio segment and by impairment methodology:
	Commercial Real Estate	Condo-miniums	Single Family Homes	Improved and Unimproved Land
2011					Total

Allowance for loan losses:
	Three Months Ended March 31, 2011
Beginning balance	$4,453,677	$15,706,726	$—	$15,908,112	$36,068,515
Charge-offs	—	(10,637,729)	—	—	(10,637,729)
(Reversal) provision	(373,116)	458,520	—	216,394	301,798
Ending balance	$4,080,561	$5,527,517	$—	$16,124,506	$25,732,584

	As of December 31, 2011
Ending balance: individually evaluated for impairment	$701,543	$3,855,281	$—	$17,735,073	$22,291,897

Ending balance: collectively evaluated for impairment	$2,250,000	$—	$—	$—	$2,250,000

Ending balance	$2,951,543	$3,855,281	$—	$17,735,073	$24,541,897

Loans:
Ending balance	$29,552,531	$10,369,534	$250,000	$29,249,811	$69,421,876

Ending balance: individually evaluated for impairment	$12,457,708	$10,369,534	$250,000	$29,249,811	$52,327,053

Ending balance: collectively evaluated for impairment	$17,094,823	$—	$—	$—	$17,094,823

The following tables show an aging analysis of the loan portfolio by the time past due at March 31, 2012 and December 31, 2011:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
March 31, 2012

Commercial real estate	$—	$—	$12,454,160	$12,454,160	$13,510,000	$25,964,160
Condominiums	—	—	10,129,631	10,129,631	—	10,129,631
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	29,249,811	29,249,811	—	29,249,811
	$—	$—	$52,083,602	$52,083,602	$13,510,000	$65,593,602

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2011

Commercial real estate	$—	$—	$12,457,708	$12,457,708	$17,094,823	$29,552,531
Condominiums	—	—	10,369,534	10,369,534	—	10,369,534
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	29,249,811	29,249,811	—	29,249,811
	$—	$—	$52,327,053	$52,327,053	$17,094,823	$69,421,876

All of the loans that are 90 or more days past due as listed above were on non-accrual status as of March 31, 2012 and December 31, 2011.

The following table shows information related to impaired loans as of and for the three months ended March 31, 2012:

	As of March 31, 2012			Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$11,658,587	$11,263,451	$—	$11,647,961	$54,519
Condominiums	2,638,879	2,594,631	—	2,798,815	30,000
Single family homes	250,195	250,000	—	250,195	6,876
Improved and unimproved land	5,048,329	5,046,974	—	5,048,329	88,410

With an allowance recorded:
Commercial Real Estate	1,190,815	1,190,709	699,460	1,191,996	2,489
Condominiums	7,983,281	7,535,000	3,855,281	7,983,281	63,957
Single family homes	—	—	—	—	—
Improved and unimproved land	24,361,173	24,202,837	17,819,942	24,352,647	—

Total:
Commercial Real Estate	$12,849,402	$12,454,160	$699,460	$12,839,957	$57,008
Condominiums	$10,622,160	$10,129,631	$3,855,281	$10,782,096	$93,957
Single family homes	$250,195	$250,000	$—	$250,195	$6,876
Improved and unimproved land	$29,409,502	$29,249,811	$17,819,942	$29,400,976	$88,410

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table shows information related to impaired loans as of December 31, 2011 and for the three months ended March 31, 2011:

	As of December 31, 2011			Three Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$11,617,607	$11,263,451	$—	$26,963,315	$401,096
Condominiums	2,873,107	2,834,534	—	3,531,957	—
Single family homes	250,195	250,000	—	300,743	6,876
Improved and unimproved land	5,048,329	5,046,974	—	2,281,509	—

With an allowance recorded:
Commercial Real Estate	1,194,352	1,194,257	701,543	1,078,847	16,711
Condominiums	7,983,281	7,535,000	3,855,281	20,964,807	108,676
Single family homes	—	—	—	—	—
Improved and unimproved land	24,337,602	24,202,837	17,735,073	46,101,975	42,000

Total:
Commercial Real Estate	$12,811,959	$12,457,708	$701,543	$28,042,162	$417,807
Condominiums	$10,856,388	$10,369,534	$3,855,281	$24,496,764	$108,676
Single family homes	$250,195	$250,000	$—	$300,743	$6,876
Improved and unimproved land	$29,385,931	$29,249,811	$17,735,073	$48,383,484	$42,000

Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above.

Troubled Debt Restructurings

The Partnership has allocated approximately $112,000 and $116,000 of specific reserves to borrowers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively.  The Partnership has not committed to lend additional amounts to any of these borrowers.

During the quarters ending March 31, 2012 and 2011, no loans were modified as troubled debt restructurings. None of the loans modified as troubled debt restructurings during the previous year defaulted during the quarter ended March 31, 2012.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Partnership entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that was owned by the Partnership. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Partnership, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850.  The Partnership and Nanook are the Members of 1850 and NV Manager, LLC is the Manager. (See Note 11 for further discussion of the Partnership’s environmental remediation obligation with respect to the properties owned by 1850.)

The net income to the Partnership from its investment in 1850 De La Cruz was approximately $38,000 and $40,000 during the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2012 and December 31, 2011 consists of the following properties acquired through foreclosure:
	2012	2011
Manufactured home subdivision development, Ione, California	$244,400	$244,400
Manufactured home, Lake Charles, Louisiana (held within Dation, LLC)	36,616	2,003,046
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	432,000	432,000
Commercial buildings, Sacramento, California	3,890,968	3,890,968
1/7th interest in single family home, Lincoln City, Oregon	85,259	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC)	7,315,000	7,315,000
	$12,004,243	$13,970,673

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

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC were sold for $1,650,000 (cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Partnership. In addition, during the three months ended March 31, 2012, the Partnership paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of the LLC. The $1,320,000 note receivable from the sale was assigned to the Partnership during the quarter. Dation continues to own 40 acres of unimproved land in the home park and one model home. The Partnership intends to dissolve the LLC during the second quarter of 2012 and assign the remaining assets held to the Partnership. The unimproved land with a book balance of approximately $256,000 was transferred to real estate held for investment during the quarter ended March 31, 2012 due to the Partnership’s intention to hold the property for the foreseeable future.

The net operating income (loss) to the Partnership from Dation was approximately $59,000 and $(13,000) during the three months ended March 31, 2012 and 2011, respectively.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Partnership has a 60% membership interest in 1875 and is entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interest of PNL totaled approximately $2,155,000 and $2,002,000 as of March 31, 2012 and December 31, 2011, respectively.

There was no net income or loss to the Partnership from 1875 for the three months ended March 31 2012.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of March 31, 2012 and December 31, 2011:
	2012	2011
Light industrial building, Paso Robles, California	$1,487,027	$1,496,788
Commercial buildings, Roseville, California	796,889	805,383
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,246,294	12,308,400
Undeveloped land, Lake Charles, Louisiana (held within Dation, LLC)	256,108	—
Undeveloped land, Madera County, California	726,580	720,000
Undeveloped land, Marysville, California	403,200	403,200
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	2,055,764	1,978,412
75 improved, residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	3,878,400	3,878,400
Undeveloped land, San Jose, California	2,044,800	2,044,800
Undeveloped land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	4,094,547	4,118,400
Two improved residential lots, West Sacramento, California	182,400	182,400
Undeveloped, residential land, Coolidge, Arizona	1,056,000	1,056,000
Office condominium complex (16 units), Roseville, California	4,042,612	4,068,199
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)	7,920,725	7,990,000
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)	1,636,797	1,647,219
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,983,214	1,984,749
Industrial building, Sunnyvale, California, (held within Wolfe Central, LLC)	3,272,639	3,294,903
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	5,875,056	5,376,000
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,931,873	4,958,857
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,763,728	4,800,000
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,218,421	4,246,550
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC)	8,585,711	8,653,490
Industrial building, Chico, California	6,689,588	6,720,000
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)	33,904,923	34,011,709
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,467,201	2,466,328
6 improved residential lots, Coeur D’Alene, Idaho	1,342,000	1,342,000
Residential and commercial land, Gypsum, Colorado	9,600,000	9,600,000
	$131,931,297	$131,620,987

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of
March 31, 2012 and December 31, 2011 are as follows:
	2012	2011
Land	$51,410,848	$51,154,741
Buildings and improvements	87,668,932	86,924,958
	139,079,780	138,079,699
Less: Accumulated depreciation	(7,148,483)	(6,458,712)
	$131,931,297	$131,620,987

The acquisition of certain real estate properties through foreclosure (including real estate held for sale – see Note 5) resulted in the following non-cash activity for the three months ended March 31, 2012 and 2011, respectively:
	2012	2011
Increases:
Real estate held for sale and investment	$—	$43,733,719
Noncontrolling interests	—	(14,020,191)
Accounts payable and accrued liabilities	—	(2,980,871)

Decreases:
Loans secured by trust deeds, net of allowance for loan losses	—	(24,194,517)
Interest and other receivables	—	(2,538,140)

See detail of other non-cash real estate activity in Note 5 above.

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $694,000 and $654,000 for the quarters ended March 31, 2012 and 2011, respectively.

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

During the quarter ended March 31, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). Based on an appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded during the quarter (total charge-off of $10,638,000 during the quarter ended March 31, 2011). See further details below under TOTB Miami, LLC.

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

The net operating income to the Partnership from 720 University was approximately $39,000 and $13,000 (including depreciation and amortization of $113,000 and $118,000) for the three months ended March 31, 2012 and 2011, respectively. The non-controlling interest of the joint venture partner of approximately $2,000 and $5,000 as of March 31, 2012 and December 31, 2011, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,246,000 and $12,308,000 as of March 31, 2012 and December 31, 2011, respectively.

TOTB Miami, LLC

TOTB Miami, LLC (TOTB) is a Florida limited liability company formed for the purpose of owning and operating 169 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and PRC Treasures, LLC (“PRC”), who were co-lenders in the subject loan, via foreclosure in February 2011. In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/LLC. Income and loss allocations will be made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011. The change in capital as a result of the PRC buyout and the amended agreement resulted in an adjustment to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in the LLC, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $6,023,000 and $15,512,000 as of March 31, 2012 and December 31, 2011, respectively.

The net operating loss to the Partnership from TOTB was approximately $(432,000) and $(255,000) (including depreciation of $150,000 and $100,000) for the quarters ended March 31, 2012 and 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate net operating income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results for the three months ended March 31, 2012 and 2011 were as follows:
	2012	2011
Anacapa Villas, LLC	$(2,000)	$(45,000)
DarkHorse Golf Club, LLC	(154,000)	(187,000)
Lone Star Golf, LLC	(42,000)	(110,000)
Baldwin Ranch Subdivision, LLC	(29,000)	(22,000)
The Last Resort and Marina, LLC	(7,000)	(9,000)
33rd Street Terrace, LLC	23,000	14,000
54th Street Condos, LLC	(105,000)	(70,000)
Wolfe Central, LLC	101,000	120,000
AMFU, LLC	33,000	22,000
Phillips Road, LLC	29,000	35,000
550 Sandy Lane, LLC	46,000	42,000
1401 on Jackson, LLC	(13,000)	(16,000)
Broadway & Commerce, LLC	18,000	—
Light industrial building, Paso Robles, California	49,000	54,000
Undeveloped land, San Jose, California	(38,000)	(33,000)
Office condominium complex, Roseville, California	(14,000)	(31,000)
Storage facility, Stockton, California	59,000	58,000
Industrial building, Chico, California	(93,000)	(110,000)
Undeveloped land, Gypsum, Colorado	(107,000)	—

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $441,000 and $755,000 for the quarters ended March 31, 2012 and 2011, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $41,000 and $82,000 for the quarters ended March 31, 2012 and 2011, respectively, and are included in the accompanying consolidated statements of operations. As of March 31, 2012 and December 31, 2011, the Partnership owed management and servicing fees to OFG in the amount of approximately $323,000 and $329,000, respectively.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2012 and 2011. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2012, the management fees would have been $451,000 (increase of $10,000), which would have decreased net income allocated to limited partners by approximately 5.96% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to income of $0.0005 from income of $0.0006.

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

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $2,000 and $452,000 for the three months ended March 31, 2012 and 2011, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $0 and $8,000 for the three months ended March 31, 2012 and 2011, respectively.

OFG originates all loans the Partnership invests in and receives loan origination and extension fees from borrowers. OFG received no loan origination or extension fees during the three months ended March 31, 2012. However, OFG earned $24,000 in fees on an $800,000 Partnership loan that was extended during the three months ended March 31, 2012, which will be paid to OFG only upon the full payoff of the subject loan. OFG was paid fees of approximately $78,000 on Partnership loans extended of approximately $7,834,000 for the three months ended March 31, 2011. This loan fee was collected from the borrower upon payoff of the related loan in December 2010 and remitted to OFG in January 2011.

OFG is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership during the three months ended March 31, 2012 and 2011 were $165,000 and $162,000, respectively.

The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest at least equal to 1% of the limited partners’ capital accounts. The carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of March 31, 2012, the General Partner had made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain the minimum required capital balance. There was no carried interest expense charged to the Partnership for the three months ended March 31, 2012 and 2011.

As of March 31, 2011, the General Partner held second (junior to the Partnership’s first deed of trust due to an intercreditor agreement between the parties causing the Partnership to have a senior interest) and fourth deeds of trust in the total amount of approximately $853,000 secured by the same property (and to the same borrower) on which the Partnership had a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust was an exit fee included in the deed of trust at the time of loan origination in 2006. The Partnership foreclosed on its first deed of trust during the quarter ended September 30, 2011 and obtained the property via the trustee’s sale.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 - NOTE PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,203,000 and $10,242,000 as of March 31, 2012 and December 31, 2011, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $131,000 for the three months ended March 31, 2012 and 2011.  The following table shows maturities by year on this note payable as of March 31, 2012:

Year ending March 31:
2013	$160,974
2014	169,446
2015	9,872,676
$10,203,096

NOTE 9 – PARTNERS’ CAPITAL

The Partnership originally registered 200,000,000 Units under Registration No. 333-69272 of which 90,241,162 Units remained available for sale, at a purchase price of $1.00 per Unit, as of March 31, 2008. The Partnership filed a registration statement with the SEC on Form S-11, file number 333-150248, that was declared effective on
April 30, 2008.  Subsequently, the Partnership filed a new registration statement with the SEC on Form S-11, file number 333-173249, that was declared effective on May 2, 2011. The new registration statement registered 80,043,274 Units that were previously registered and unsold pursuant to registration statement No. 333-150248. The Partnership intends to amend its registration statement to withdraw the remaining registered Units as it no longer intends to sell Units under this registration statement or pursuant to the Distribution Reinvestment Plan.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. All 2009 through first quarter 2012 scheduled withdrawals in the total amount of approximately $86,000,000 (based on tax basis capital) were not made because the Partnership has not had sufficient available cash to honor such withdrawal requests, needed to have funds in reserve for operations, and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of Partnership capital, which would prevent any limited partner withdrawals during the same calendar year. However, there can be no assurance that 10% of the Partnership capital will be distributed in any calendar year. No pro rata capital distributions were made during the quarter ended March 31, 2012. In July and October 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4.3% of total tax basis partners’ capital.

In April 2011, the General Partner suspended the Distribution Reinvestment Plan (the “Plan”) for all limited partners in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership Agreement requires that 86.5% of capital contributions to the Partnership be committed to mortgage loan investments but also limits the Partnership’s ability to make additional investments in mortgage loans while the Partnership has qualifying withdrawal requests from limited partners that are pending and unpaid.  In recent years, Partnership liquidity issues have limited the Partnership’s ability to honor withdrawal requests and/or make pro rata capital distributions at the maximum level (10%), which has restricted the Partnership’s additional mortgage lending activities.

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

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2012 and December 31, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent,

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Partnership’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for credit losses. Subsequently, real estate properties held for sale are carried at the lower of carrying value or fair value less costs to sell and real estate properties held for investment are carried at amortized cost. The Partnership periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon appraised values, which include the use of unobservable inputs, the Partnership records the impairment on real estate properties as nonrecurring Level 3.  Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012
Nonrecurring:
Impaired loans:
Commercial real estate	$491,355	—	—	$491,355
Condominiums	4,128,000	—	—	4,128,000
Improved and unimproved land	6,541,231	—	—	6,541,231
Total	$11,160,586	—	—	$11,160,586

Real estate properties:
Commercial	$4,322,967	—	—	$4,322,967
Single family homes	329,659	—	—	329,659
Improved and unimproved land	28,309,905	—	—	28,309,905
Total	$32,962,531	—	—	$32,962,531

2011
Nonrecurring:
Impaired loans:
Commercial real estate	$492,809	—	—	$492,809
Condominiums	4,128,000	—	—	4,128,000
Improved and unimproved land	6,602,529	—	—	6,602,529
Total	$11,223,338	—	—	$11,223,338

Real estate properties:
Commercial	$15,161,367	—	—	$15,161,367
Condominiums	18,165,999			18,165,999
Single family homes	2,332,706	—	—	2,332,706
Improved and unimproved land	27,986,278	—	—	27,986,278
Total	$63,646,351	—	—	$63,646,351

Impairment losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled $86,334 and $579,798 during the three months ended March 31, 2012 and 2011, respectively. No impairment losses were recorded on real estate properties during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, there were no transfers in or out of Levels 1 and 2.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$14,226,000	$14,226,000	$—	$—	$14,226,000
Certificates of deposit	998,000	—	998,000	—	998,000
Loans secured by trust deeds	41,441,000	—	—	41,441,000	41,441,000
Investment in limited liability company	2,178,000	—	—	2,178,000	2,178,000
Interest and other receivables	1,458,000	—	1,458,000	—	1,458,000

Financial liabilities
Due to general partner	$323,000	$—	$323,000	$—	$323,000
Accrued interest payable	45,000	—	45,000	—	45,000
Note payable	10,203,000	—	—	10,256,000	10,256,000

		Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,201,000	$16,201,000	$—	$—	$16,201,000
Certificates of deposit	1,994,000	—	1,994,000	—	1,994,000
Loans secured by trust deeds	44,880,000	—	—	44,880,000	44,880,000
Investment in limited liability company	2,140,000	—	—	2,140,000	2,140,000
Interest and other receivables	1,456,000	—	1,456,000	—	1,456,000

Financial liabilities
Due to general partner	$329,000	$—	$329,000	$—	$329,000
Accrued interest payable	45,000	—	45,000	—	45,000
Note payable	10,242,000	—	—	10,283,000	10,283,000

The carrying value of cash and cash equivalents approximates the fair value because of the relatively short maturity of these instruments.  Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The fair values of certificates of deposit are estimated using a matrix based on interest rates for certificates of deposit with similar remaining maturities and approximate the carrying values. The carrying value of loans secured by trust deeds (net of allowance for loan losses), other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership. The applicable amount of accrued interest receivable and advances

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

related thereto has also been considered in evaluating the fair value versus the carrying value. The fair value of the Partnership’s investment in limited liability company is estimated based on an appraisal obtained and approximates the carrying value. The fair value of the Partnership’s note payable is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Partnership for debt of the same remaining maturity. The carrying values of interest and other receivables, due to general partner and accrued interest payable are estimated to approximate fair values due to the short term nature of these instruments.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 (see Note 4).  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. The Partnership has accrued an amount that a third party consultant had estimated will need to be paid for this remediation.  If additional amounts are required, it will be an obligation of the Partnership. As of March 31, 2012 and December 31, 2011, approximately $181,000 and $430,000, respectively, of this obligation was accrued on the Partnership’s books. During the quarter ended March 31, 2012, the Partnership paid approximately $249,000 in clean-up costs.

Contractual Obligations

In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona and, together with other related costs and construction contingencies, the total estimated cost of the improvements are approximately $3,095,000. Construction began during the third quarter of 2011 and will be completed in phases during the last half of 2012. As of March 31, 2012, approximately $1,475,000 of the contract amount has been incurred and capitalized.

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

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities. At March 31, 2012, the Partnership owned thirty-three real estate properties, including seventeen within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest in a limited liability company that owns property located in Santa Clara, California.

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

Related Parties

The General Partner of the Partnership is Owens Financial Group, Inc. (“OFG” or the “General Partner”).  All Partnership business is conducted through the General Partner, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership.  The fees received by the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner, subject to the limitations imposed by the Partnership Agreement. In the past, the General Partner has elected not to take the maximum compensation in order to maintain return to the limited partners at historical levels.  However, due to reduced levels of mortgage investments held by the Partnership, the General Partner may choose to take the maximum compensation for the foreseeable future. The following is a list of various Partnership activities for which related parties are compensated.

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $441,000 and $755,000 for the three months ended March 31, 2012 and 2011, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $41,000 and $82,000 for the three months ended March 31, 2012 and 2011, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees accrued or paid to OFG amounted to approximately $24,000 and $78,000 on loans originated or extended of approximately $800,000 and $7,834,000 for the three months ended March 31, 2012 and 2011, respectively. The $24,000 of fees earned by OFG during the three months ended March 31, 2012 is a back end fee that will be paid to OFG only upon the full payoff of the subject loan. The loan fee paid to OFG during the three months ended March 31, 2011 was collected from the borrower upon payoff of the related loan in December 2010 and remitted to OFG in January 2011.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $2,000 and $452,000 for the three months ended March 31, 2012 and 2011, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $0 and $8,000 for the three months ended March 31, 2012 and 2011, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities. The General Partner is also entitled to reimbursement for the salaries and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $165,000 and $162,000 during the three months ended March 31, 2012 and 2011, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, the General Partner has an interest of a minimum of 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of March 31, 2012, the General Partner has made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with the limited partner capital distributions during 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain the required capital balance. There was no carried interest expense charged to the Partnership for the three months ended March 31, 2012 and 2011.

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

Due to the declining economy and reductions in real estate values over the past four years, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of March 31, 2012, approximately 79% of Partnership loans are impaired, greater than 90 days delinquent in payments and/or past maturity. In addition, the Partnership now owns approximately $144,000,000 of real estate held for sale or investment.

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

From 2007 to 2011, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate increased substantially from 5.0% in December 2007 to 8.2% in March 2012. The California unemployment rate increased from 6.1% in December 2007 to 11.0% in March 2012. The Gross Domestic Product declined 0.3% (revised) in 2008, declined 3.5% (revised) in 2009, increased 3.0% in 2010, and increased 1.7% in 2011. The Gross Domestic Product increased by an annualized rate of 2.2% during the first quarter of 2012. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remained as of March 31, 2012.

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

Although currently the General Partner believes that only seven of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), real estate values could decrease further.  The Partnership continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material. As of December 31, 2011, the Partnership obtained updated appraisals on the majority of the properties securing its trust deed investments and its wholly- and majority-owned real estate properties.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008 and a decreased ability to meet those requests. All 2009, 2010, 2011 and first quarter 2012 scheduled withdrawals of approximately $86,000,000 (based on tax basis capital) have not been made because the Partnership has not had sufficient available cash to honor such withdrawal requests, needed to have funds in reserve for operations, and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit.  When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of limited partner capital, which would prevent any limited partner withdrawals during the same calendar year. However, there can be no assurance that 10% of the Partnership capital will be distributed in any calendar year. No pro rata capital distributions were made during the quarter ended March 31, 2012. During 2011, the Partnership made pro rata capital distributions to all partners aggregating approximately $11,588,000.

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

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of March 31, 2012, 70.0% of loans were secured by real estate in Northern California, while 11.5%, 6.1%, 4.0%, 3.7%, 3.0% and 2.0% were secured by real estate in Arizona, Pennsylvania, Utah, Washington, Hawaii and Louisiana, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Three Months Ended March 31,
	2012	2011
Total revenues	$4,776,740	$4,044,622
Total expenses	3,990,211	4,430,100

Net income (loss)	$786,529	$(385,478)

Less: Net income attributable to noncontrolling interests	(624,016)	(203,012)

Net income (loss) attributable to Owens Mortgage Investment Fund	$162,513	$(588,490)

Net income (loss) allocated to limited partners	$160,818	$(579,814)

Net income (loss) allocated to limited partners per weighted average limited partnership unit	$0.001	$(0.002)

Annualized rate of return to limited partners (1)	0.2%	(0.8)%

Distribution per partnership unit (yield) (2)	(1.8)%	(12.6)%

Weighted average limited partnership units	278,606,000	290,075,000

(1)
The annualized rate of return to limited partners is calculated based upon the net income (loss) allocated to limited partners per weighted average limited partnership unit as of March 31, 2012 and 2011 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s weighted average partners’ capital balance.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total Revenues

Interest income on loans secured by trust deeds decreased $829,000 (57.4%) during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to a decrease in the weighted average balance of the loan portfolio of approximately 50% during the three months ended March 31, 2012 as compared to 2011.

Recognition of deferred gain on sale of real estate increased $799,000 during the three months ended March 31, 2012, as compared to the same period in 2011. During the three months ended March 31, 2012, the Partnership recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carry back note was repaid in full by the buyer/borrower during the quarter ended March 31, 2012.

Total Expenses

Management fees to the General Partner decreased $314,000 (41.6%) during the three months ended March 31, 2012, as compared to the same period in 2011.  The decrease was primarily the result of a decrease in the weighted average balance of the loan portfolio of approximately 50% during the quarter as compared to 2011 as the General Partner can only be paid management fees up to a maximum of 2 ¾% per year of the average unpaid balance of  mortgage loans.

Servicing fees to the General Partner decreased $41,000 (50.2%) during the three months ended March 31, 2012, as compared to 2011. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 50% during the three months ended March 31, 2012 as compared to 2011.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2012 and 2011. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2012, the management fees would have been $451,000 (increase of $10,000), which would have decreased net income allocated to limited partners by approximately 5.96% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to income of $0.0005 from income of $0.0006. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2011, the management fees would have been $906,000 (increase of $151,000), which would have increased net loss allocated to limited partners by approximately 25.7% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.003 from a loss of $0.002.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2009, 2010 and 2011 and the three months ended March 31, 2012 (annualized), the management fees were 0.89%, 1.00%, 2.19% and 2.69% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased substantially between 2009 and 2012, the total dollar amount of management fees paid to the General Partner has decreased because the weighted balance of the loan portfolio has decreased by approximately 70% between 2009 and 2012.

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

Legal and professional expenses increased $224,000 (117%) during the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to increased legal costs incurred in the first quarter of 2012 related to certain regulatory matters and related documents and proposed filings for the Partnership and the cost of retaining a firm to appraise the majority of the Partnership’s trust deed and real estate assets as of December 31, 2011.

The reversal of allowance for loan losses of $(389,000) during the three months ended March 31, 2012 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $472,000 during the quarter due to a decrease in both the loan portfolio and those loans not analyzed for a specific allowance. The specific loan loss allowance increased $83,000 during the quarter as reserves were adjusted on six impaired loans. The Partnership recorded a provision for loan losses of approximately $302,000 during the three months ended March 31, 2011.

Net Loss from Rental and Other Real Estate Properties

Net income from rental and other real estate properties increased $377,000 (from a net loss of $343,000 to net income of $34,000) during the three months ended March 31, 2012, as compared to the same period in 2011, due primarily to the ability of the General Partner to increase the operating income or decrease operating losses on several Partnership real estate properties in 2011 and 2012 and the fact that many of the residential real estate properties are close to being fully occupied by tenants.

Financial Condition

March 31, 2012 and December 31, 2011

Loan Portfolio

The number of Partnership mortgage investments remained the same at 25 as of March 31, 2012 and December 31, 2011 and the average loan balance decreased from $2,777,000 to $2,624,000 between December 31, 2011 and March 31, 2012.

As of March 31, 2012 and December 31, 2011, the Partnership had eighteen loans that were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure totaling approximately $52,084,000 (79%) and $52,327,000 (75%), respectively.  This included fifteen and fourteen past maturity loans totaling $47,565,000 (73%) and $45,176,000 (65%), respectively. In addition, one and two loans totaling approximately $690,000 (1%) and $1,490,000 (2%), respectively, were past maturity but current in monthly payments as of March 31, 2012 and December 31, 2011, respectively (combined total of impaired and past maturity loans of $52,774,000 (80%) and $53,817,000 (78%), respectively). Of the impaired and past maturity loans, approximately $27,623,000 (42%) and $8,050,000 (12%), respectively, were in the process of foreclosure and $4,630,000 (7%) and $24,203,000 (35%), respectively, involved borrowers who were in bankruptcy as of March 31, 2012 and December 31, 2011.

During the quarter ended March 31, 2012, the Partnership received a partial payoff of $240,000 on one delinquent and past maturity loan with a principal balance prior to the payoff of approximately $2,835,000. In addition, in April 2012 (subsequent to quarter end), one delinquent and past maturity loan with a principal balance of $430,000 was paid off in full by the borrower. In addition, in April 2012 (subsequent to quarter end), the borrower on two delinquent loans secured by the same property with an aggregate principal balance totaling $1,863,000 filed for bankruptcy protection.

As of March 31, 2012 and December 31, 2011, the Partnership held the following types of mortgages:

	2012	2011
By Property Type:
Commercial	$25,964,160	$29,552,531
Condominiums	10,129,631	10,369,534
Single family homes (1-4 Units)	250,000	250,000
Improved and unimproved land	29,249,811	29,249,811
	$65,593,602	$69,421,876
By Deed Order:
First mortgages	$51,290,254	$48,710,380
Second and third mortgages	14,303,348	20,711,496
	$65,593,602	$69,421,876

As of March 31, 2012 and December 31, 2011, approximately 70% and 73%, respectively, of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 81% of the Partnership’s mortgage loans as of March 31, 2012 were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past four years.

The allowance for loan losses decreased by $389,000 and $10,336,000 (provision net of charge-offs and recoveries) during the three months ended March 31, 2012 and 2011, respectively.  The General Partner believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Balance, beginning of period	$24,541,897	$36,068,515
(Reversal of allowance) provision for loan losses	(389,214)	301,798
Charge-offs	—	(10,637,729)
Balance, end of period	$24,152,683	$25,732,584

As of March 31, 2012 and December 31, 2011, there was a general allowance for loan losses of $1,778,000 and $2,250,000, respectively, and a specific allowance for loan losses on seven loans in the total amount of $22,374,683 and $22,291,897, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2012, the Partnership held title to thirty-three properties that were acquired through foreclosure with a total carrying amount of approximately $143,935,000 (including properties held in seventeen limited liability companies), net of accumulated depreciation of $7,148,000. As of March 31, 2012, properties held for sale total $12,004,000 and properties held for investment total $131,931,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the quarters ended March 31, 2012 and 2011 were as follows:
	2012	2011
Balance, beginning of period	$145,591,660	$97,066,199
Real estate acquired through foreclosure, net of specific loan loss allowance	—	43,733,719
Investments in real estate properties	725,413	208,642
Sales of real estate properties	(1,590,838)	—
Assignment of two model homes to Dation joint venture partner for payment of management fees accrued	(96,820)	—
Depreciation of properties held for investment	(693,875)	(653,656)
Balance, end of period	$143,935,540	$140,354,904

Twelve of the Partnership’s thirty-three properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $2,895,000 to $3,283,000 (13.4%) for the three months ended March 31, 2011 and 2012, respectively, and revenues associated with these properties have increased from $2,553,000 to $3,317,000 (30.0%), thus generating a net income from real estate properties of $34,000 during the three months ended March 31, 2012 (compared to a loss of $343,000 for the same period in 2011).

During the three months ended March 31, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC were sold for $1,650,000 (cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Partnership. In addition, during the three months ended March 31, 2012, the Partnership paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the partner as a member of the LLC. The $1,320,000 note receivable from the sale was assigned to the Partnership during the quarter. Dation continues to own 40 acres of unimproved land in the home park and one model home.

TOTB Miami, LLC (TOTB) is a Florida limited liability company formed for the purpose of owning and operating 169 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and PRC Treasures, LLC (“PRC”), who were co-lenders in the subject loan, via foreclosure in February 2011. In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/LLC. Income and loss allocations will be made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011. The change in capital as a result of the PRC buyout and the amended agreement resulted in an adjustment to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in the LLC, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The assets, liabilities, income and expenses of TOTB have been consolidated into the consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $6,023,000 and $15,512,000 as of March 31, 2012 and December 31, 2011, respectively.

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

During the quarter ended March 31, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner) via the trustee’s sale. The Partnership and other lenders formed a new, wholly-owned limited liability company, TOTB Miami, LLC, to own and operate the complex (see Note 6). The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). Based on an appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loans (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded during the quarter (total charge-off of $10,638,000).

Cash and Cash Equivalents and Certificates of Deposit

Cash and cash equivalents and certificates of deposit decreased from approximately $18,195,000 as of December 31, 2011 to approximately $15,225,000 as of March 31, 2012 ($2,970,000 or 16.3%), due primarily to the purchase of a member’s interest in TOTB for $7,200,000 and capitalized improvements to real estate properties of approximately $725,000, net of approximately $5,148,000 received from the full or partial payoff of trust deeds during the quarter.

Other Assets

Other assets increased from approximately $1,329,000 as of December 31, 2011 to approximately $1,620,000 as of March 31, 2012 ($291,000 or 21.9%), due primarily to property taxes on real estate prepaid by the Partnership during the quarter.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $3,211,000 as of December 31, 2011 to approximately $2,886,000 as of March 31, 2012 ($325,000 or 10.1%), due primarily to a decrease in the environmental remediation liability related to 1850 De La Cruz, LLC as approximately $250,000 in clean-up costs were paid during the quarter. See additional information in Note 11 in the financial statements above.

Noncontrolling Interests

Noncontrolling interests decreased from approximately $17,520,000 as of December 31, 2011 to approximately $8,180,000 as of March 31, 2012, due primarily to TOTB’s buyout of PRC’s interest in the LLC during the quarter and the adjustment to the Partnership’s capital balance as a result of an amendment to the LLC’s operating agreement as of the same date.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2012, management believes that the allowance for loan losses of $24,153,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may differ significantly from estimates made by the General Partner. As of March 31, 2012, eighteen loans totaling $52,084,000 were impaired, delinquent in monthly payments greater than ninety days and/or in the process of foreclosure. This includes fifteen past maturity loans totaling $47,565,000. In addition, one loan of $690,000 was also past maturity but current in monthly payments as March 31, 2012 (combined total of $52,774,000). After the General Partner’s evaluation of the loan portfolio, the Partnership recorded a decrease in the allowance for loan losses of approximately $389,000 (increase in specific loan loss allowance of $83,000 and decrease in general loan loss allowance of $472,000).  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral values of impaired and past maturity loans.

Liquidity and Capital Resources

During the quarter ended March 31, 2012, cash flows used in operating activities approximated $245,000. Investing activities provided approximately $5,677,000 of net cash during the quarter, as approximately $6,415,000 was received from the payoff of loans, sale of the majority of real estate assets in Dation, LLC and maturity of certificates of deposit, net of approximately $738,000 used for improvements to real estate properties and purchase of equipment.  Approximately $7,406,000 was used in financing activities, as $7,200,000 was distributed to purchase the member interest of PRC in TOTB, approximately $39,000 was used to repay the note payable and $163,000 was distributed to partners in the form of income distributions. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. All 2009 through first quarter 2012 scheduled withdrawals in the total amount of approximately $86,000,000 (based on tax basis capital) were not made because the Partnership has not had sufficient available cash to honor such withdrawal requests, needed to have funds in reserve for operations, and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of Partnership capital, which would prevent any limited partner withdrawals during the same calendar year. However, there can be no assurance that 10% of the Partnership capital will be distributed in any calendar year. In July and October 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4.3% of total tax basis partners’ capital.

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

Limited partner capital increased by approximately $2,760,000 during the quarter ended March 31, 2012 due primarily to the adjustment to capital as a result of TOTB’s purchase of the member interest of PRC during the quarter. Reinvested distributions from limited partners electing to reinvest were $0 and $56,000 for the quarters ended March 31, 2012 and 2011, respectively. In April 2011, the General Partner suspended the Distribution Reinvestment Plan for all limited partners, in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership intends to amend its registration statement to withdraw the remaining registered Units as it no longer intends to sell Units under this registration statement or pursuant to the Distribution Reinvestment Plan. There were no limited partner withdrawals or capital distributions for the quarters ended March 31, 2012 and 2011. Pro rata capital distributions totaling $11,587,000 were made to all partners during the year ended December 31, 2011. Limited partner withdrawal and capital distribution percentages have been 5.66%, 0.00%, 2.01%, 10.14% and 6.34% for the years ended December 31, 2011, 2010, 2009, 2008 and 2017, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,203,000 and $10,242,000 as of March 31, 2012 and December 31, 2011, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of March 31, 2012.

It was determined subsequent to foreclosure of the applicable loans in November 2009 that additional renovation costs would be required to complete certain of the condominium units located in Phoenix, Arizona owned by the Partnership so that these units may be leased or sold. The funds to pay for these capitalized costs will likely come from either cash reserves or new borrowings secured by the property. In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units. Thus, the total estimated cost to complete these units (including related costs and contingency) is now estimated to be approximately $3,095,000 (including approximately $1,475,000 already capitalized as of March 31, 2012). Construction began during the third quarter of 2011 and should be completed in phases by the end of 2012.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the capital accounts of the limited partners to cover expenses in excess of revenues or other unforeseen obligations of the Partnership. The cash capital contributions of, up to a maximum of 1/2 of 1% of the limited partners’ capital accounts may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of March 31, 2012, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Partnership’s risk factors as previously disclosed in the Partnership’s Annual Report on Form 10-K as of and for the year ended December 31, 2011.

Item 6. Exhibits

(a)Exhibits
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications Pursuant to 18 U.S.C. Section 1350
101
Financial statements from this quarterly report on Form 10-Q, formatted in XBRL: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Partners’ Capital for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to such Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: May 15, 2012	By:	/s/ William C. Owens
William C. Owens, President

Dated: May 15, 2012	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: May 15, 2012	By:	/s/ Melina A. Platt
Melina A. Platt, Controller