Form 10-Q
period 2012-06-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2012-08-14
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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
Yes [   ] No [X]

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

 Part I - Item 1. FINANCIAL STATEMENTS

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011
(UNAUDITED)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$12,649,456	$16,201,121
Certificates of deposit	1,995,912	1,994,055
Loans secured by trust deeds, net of allowance for losses of $24,389,506 in 2012 and $24,541,897 in 2011	40,770,476	44,879,979
Interest and other receivables	1,934,828	1,455,846
Vehicles, equipment and furniture, net of accumulated depreciation of $518,138 in 2012 and $444,902 in 2011	224,612	279,778
Other assets, net of accumulated amortization of $797,461 in 2012 and $751,065 in 2011	1,641,894	1,328,586
Investment in limited liability company	2,153,209	2,140,036
Real estate held for sale	75,394,854	13,970,673
Real estate held for investment, net of accumulated depreciation and amortization of $5,823,035 in 2012 and $6,458,712 in 2011	68,188,763	131,620,987
Total Assets	$204,954,004	$213,871,061

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$—	$73,584
Due to general partner	345,512	329,002
Accounts payable and accrued liabilities	3,042,349	3,211,321
Deferred gains	644,007	1,448,936
Note payable	10,164,679	10,242,431
Total Liabilities	14,196,547	15,305,274

PARTNERS’ CAPITAL (units subject to redemption):
General partner	1,865,371	1,848,993
Limited partners	180,784,250	179,196,966
Total Owens Mortgage Investment Fund partners’ capital	182,649,621	181,045,959
Noncontrolling interests	8,107,836	17,519,828
Total partners’ capital	190,757,457	198,565,787
Total Liabilities and Partners’ Capital	$204,954,004	$213,871,061

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011
(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES:
Interest income on loans secured by trust deeds	$535,688	$1,359,906	$1,149,809	$2,802,655
Loss on sale of real estate	(11,617)	—	(11,617)	—
Recognition of deferred gain on sale of real estate	—	6,504	804,929	12,880
Rental and other income from real estate properties	3,360,223	3,181,346	6,677,604	5,734,145
Income from investment in limited liability company	39,877	37,205	78,173	76,892
Other income	1,581	1,962	3,594	4,973
Total revenues	3,925,752	4,586,923	8,702,492	8,631,545

EXPENSES:
Management fees to general partner	454,770	530,604	895,877	1,285,835
Servicing fees to general partner	41,161	73,554	82,142	155,915
Administrative/accounting	113,213	48,996	163,152	111,205
Legal and professional	146,218	91,655	562,299	283,667
Rental and other expenses on real estate properties	3,351,411	3,538,358	6,634,398	6,433,857
Interest expense	130,434	132,392	261,375	263,820
Environmental remediation expense	100,000	—	100,000	—
Provision for loan losses (reversal of allowance)	236,823	486,932	(152,391)	788,730
Impairment losses on real estate properties	418,480	291,602	418,480	291,602
Other	35,062	44,315	52,451	53,877
Total expenses	5,027,572	5,238,408	9,017,783	9,668,508

Net loss	$(1,101,820)	$(651,485)	$(315,291)	$(1,036,963)
Less: Net loss (income) attributable to non-controlling interests	67,579	(282,736)	(556,437)	(485,748)
Net loss attributable to Owens Mortgage Investment Fund	$(1,034,241)	$(934,221)	$(871,728)	$(1,522,711)

Net loss allocated to general partner	$(10,563)	$(9,068)	$(8,867)	$(17,744)

Net loss allocated to limited partners	$(1,023,678)	$(925,153)	$(862,861)	$(1,504,967)

Net loss allocated to limited partners per weighted average limited partner unit	$(.004)	$(.003)	$(.003)	$(.005)

Weighted average limited partner units	278,606,000	290,075,000	278,606,000	290,075,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital

For the Six Months Ended June 30, 2012 and 2011
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2010	$2,259,916	290,019,136	$216,841,448	$219,101,364	$16,467	$219,117,831

Net (loss) income	(17,744)	55,745	(1,504,967)	(1,522,711)	485,748	(1,036,963)
Noncontrolling interests of newly consolidated VIE	—	—	—	—	14,020,191	14,020,191
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Partners’ income distributions	(8,467)	—	(764,698)	(773,165)	(9,228)	(782,393)

Balances, June 30, 2011	$2,233,705	290,074,881	$214,571,783	$216,805,488	$14,649,122	$231,454,610

Balances, December 31, 2011	$1,848,993	278,605,524	$179,196,966	$181,045,959	$17,519,828	$198,565,787

Net (loss) income	(8,867)	—	(862,861)	(871,728)	556,437	(315,291)
Change in ownership interests in consolidated LLC (Note 5)	28,150	—	2,731,617	2,759,767	(9,959,767)	(7,200,000)
Partners’ income distributions	(2,905)	—	(281,472)	(284,377)	(8,662)	(293,039)

Balances, June 30, 2012	$1,865,371	278,605,524	$180,784,250	$182,649,621	$8,107,836	$190,757,457

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011
(UNAUDITED)

	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(315,291)	$(1,036,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of real estate	11,617	—
Recognition of deferred gain on sale of real estate	(804,929)	(12,880)
Income from investment in limited liability company	(78,173)	(76,892)
(Reversal of allowance) provision for loan losses	(152,391)	788,730
Bad debt expense	1,500	2,024
Impairment losses on real estate properties	418,480	291,602
Depreciation and amortization	1,474,222	1,454,125
Changes in operating assets and liabilities:
Interest and other receivables	(480,482)	(491,887)
Other assets	(359,704)	(161,869)
Accounts payable and accrued liabilities	(72,152)	(2,577,253)
Due to general partner	16,510	(283,481)
Net cash used in operating activities	(340,793)	(2,104,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	5,581,894	14,242,623
Investment in real estate properties	(1,489,302)	(570,339)
Net proceeds from disposition of real estate properties	295,838	—
Purchases of vehicles, equipment and furniture	(18,070)	(27,027)
Maturities of certificates of deposit	994,143	1,511,762
Purchases of certificates of deposit	(996,000)	—
Distribution received from investment in limited liability company	65,000	65,000
Net cash provided by investing activities	4,433,503	15,222,019

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(77,752)	(75,296)
Distributions to noncontrolling interests	(8,662)	(9,228)
Contribution from noncontrolling interest	—	135,944
Purchase of member’s interest in consolidated LLC	(7,200,000)	—
Partners’ cash distributions	(357,961)	(819,179)
Net cash used in financing activities	(7,644,375)	(767,759)

Net (decrease) increase in cash and cash equivalents	(3,551,665)	12,349,516

Cash and cash equivalents at beginning of period	16,201,121	5,375,060

Cash and cash equivalents at end of period	$12,649,456	$17,724,576

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$263,146	$265,602

See notes 3, 5 and 6 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2012. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

Certain reclassifications, not affecting previously reported net income or total partner capital, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

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

Regardless of a loan type, a loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  All loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, management estimates impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. These valuations are generally updated during the fourth quarter but may be updated during interim periods if deemed appropriate by management.

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

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Partnership has elected to record interest and penalties related to unrecognized tax benefits, if any, in other expenses. The total amount of unrecognized tax benefits, including interest and penalties, at June 30, 2012 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. With few exceptions, the Partnership is no longer subject to federal and state income tax examinations by tax authorities for years before 2007.

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

NOTE 2 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of June 30, 2012 and December 31, 2011 are as follows:
	2012	2011
By Property Type:
Commercial	$25,960,540	$29,552,531
Condominiums	10,129,631	10,369,534
Single family homes (1-4 units)	250,000	250,000
Improved and unimproved land	28,819,811	29,249,811
	$65,159,982	$69,421,876
By Deed Order:
First mortgages	$50,860,254	$48,710,380
Second and third mortgages	14,299,728	20,711,496
	$65,159,982	$69,421,876

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Scheduled maturities of loans secured by trust deeds as of June 30, 2012 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending June 30:
2012 (past maturity)	$50,231,645	$—	$50,231,645
2013	1,100,000	2,000,000	3,100,000
2014	1,400,000	9,000,000	10,400,000
Thereafter (through 2022)	108,337	1,320,000	1,428,337
	$52,839,982	$12,320,000	$65,159,982

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.21%, 0.72% and 1.67%, respectively, as of June 30, 2012), the prime rate (3.25% as of June 30, 2012) or the weighted average cost of funds index for Eleventh District savings institutions (1.12% as of June 30, 2012) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of June 30, 2012 and December 31, 2011:
	June 30, 2012	Portfolio	December 31, 2011	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	11.56%	$7,535,000	10.86%
California	45,282,142	69.50%	50,624,132	72.92%
Hawaii	2,000,000	3.07%	2,000,000	2.88%
Louisiana	1,320,000	2.03%	—	—%
Pennsylvania	4,021,946	6.17%	4,021,946	5.79%
Utah	2,594,631	3.98%	2,834,535	4.08%
Washington	2,406,263	3.69%	2,406,263	3.47%
	$65,159,982	100.00%	$69,421,876	100.00%

As of June 30, 2012 and December 31, 2011, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 69% ($45,282,000) and 73% ($50,624,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of June 30, 2012, approximately 81% of the Partnership’s mortgage loans were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past three years.

During the six months ended June 30, 2012, the Partnership extended to December 31, 2013 the maturity date of one loan with a principal balance of $800,000. During the six months ended June 30, 2011, the Partnership extended, by one year or less, the maturity dates of two loans with aggregate principal balances totaling $3,494,000.

During the six months ended June 30, 2012, the Partnership recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carry back note with a remaining principal balance of approximately $4,891,000 was repaid in full by the buyer/borrower during the six months ended June 30, 2012.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2012 and December 31, 2011, approximately $65,052,000 (99.8%) and $64,402,000 (92.8%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of June 30, 2012 and December 31, 2011, the Partnership had sixteen past maturity loans totaling approximately $50,232,000 and $46,666,000, respectively.

As of June 30, 2012 and December 31, 2011, the Partnership had seventeen and eighteen loans, respectively, that were impaired totaling approximately $51,650,000 (79%) and $52,327,000 (75%), respectively.  This included fifteen and fourteen past maturity loans totaling $49,542,000 (76%) and $45,176,000 (65%), respectively. In addition, one and two loans totaling approximately $690,000 (1%) and $1,490,000 (2%), respectively, were past maturity but current in monthly payments as of June 30, 2012 and December 31, 2011, respectively (combined total of impaired and past maturity loans of $52,340,000 (80%) and $53,817,000 (78%), respectively). Of the impaired and past maturity loans, approximately $27,623,000 (42%) and $8,050,000 (12%), respectively, were in the process of foreclosure and $6,493,000 (10%) and $24,203,000 (35%), respectively, involved borrowers who were in bankruptcy as of June 30, 2012 and December 31, 2011.

During the six months ended June 30, 2012, the Partnership foreclosed on no loans. During the six months ended June 30, 2011, the Partnership foreclosed on four loans with aggregate principal balances totaling approximately $34,832,000 and obtained the properties via the trustee’s sales. During the quarter ended June 30, 2012, one delinquent and past maturity loan with a principal balance of $430,000 was paid off in full by the borrower. In addition, during the six months ended June 30, 2012, the borrowers on four delinquent loans (two secured by the same property) with aggregate principal balances totaling approximately $6,493,000 filed for bankruptcy protection. In July 2012 (subsequent to quarter end), the borrowers’ bankruptcies related to three of these loans were lifted by the courts and the Partnership is now able to proceed with its foreclosure sales.

During the quarter ended June 30, 2011, the Partnership assigned two first mortgage loans secured by the same property with an aggregate principal balance totaling $3,500,000 to a new wholly owned LLC entity (Broadway & Commerce, LLC). These loans were then foreclosed upon by the new LLC entity in July 2011 and the property was obtained via the trustee’s sale. In addition, during the quarter ended June 30, 2011, the Partnership assigned one first mortgage loan that was purchased by the Partnership at a discount in 2010, with a principal balance of approximately $602,000, to a new wholly owned LLC entity (Bensalem Primary Fund, LLC).

The Partnership has four delinquent loans with aggregate principal balances totaling approximately $24,203,000 that were originally secured by first, second and third deeds of trust secured by 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe (the “Project”). In July 2012 (subsequent to quarter end), the Partnership signed purchase agreements totaling $6,600,000 to acquire seven parcels in the Project that are contiguous to parcels securing the Partnership’s loans. These seven parcels provided partial security for the Partnership’s existing loans which were junior to senior loans that foreclosed on the property in 2010 and early 2011 by the present owners.  While these parcels were originally part of the security for the Partnership’s loans, management chose not to advance the funds to acquire the parcels at the foreclosure sales due to the bankruptcy of the borrower and the uncertainty surrounding the Project. As a result, there are multiple owners of the contiguous parcels.  For similar reasons, in July 2012 the Partnership also signed a letter of intent to acquire the senior note secured by two parcels on which the Partnership holds second and third deeds of trust for $1,400,000. In addition, the Partnership will advance $200,000 to obtain a release of the deed of trust that is senior to the Partnership’s loan on a single parcel in the second phase of the Project, and advance $100,000 for the option to acquire a note for $700,000 which is senior to the Partnership’s loan.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The Partnership will pay $4,000,000 out of cash reserves for the above purchases. The sellers of the parcels and notes will carry the balance of the purchase price which totals $5,000,000 at 5% with interest only, semi-annual payments due in four years from the close of escrow. Once these acquisitions are completed, it is anticipated that the Partnership will then foreclose on all of the deeds of trust and gain ownership of the related parcels. The Partnership will then own a total of 20 parcels which will include all of the parcels necessary to complete the first phase of the Project. Management made the decision to purchase these parcels and notes in order to protect the Partnership’s existing investment in the loans by securing controlling ownership of the first phase of the Project, which will enable the Partnership to move ahead with the sale or potential development of the Project.  As of June 30, 2012 and December 31, 2011, the Partnership had recorded a specific loan allowance on these loans of approximately $18,165,000 and $17,735,000, respectively.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

The following table shows the allocation of the allowance for loan losses as of and for the three and six months ended June 30, 2012 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condo-miniums	Single Family Homes	Improved and Unimproved Land
2012					Total

Allowance for loan losses:
	Three Months Ended June 30, 2012
Beginning balance	$2,477,460	$3,855,281	$—	$17,819,942	$24,152,683
(Reversal) Provision	(108,173)	—	—	344,996	236,823
Ending Balance	$2,369,287	$3,855,281	$—	$18,164,938	$24,389,506

	Six Months Ended June 30, 2012
Beginning balance	$2,951,543	$3,855,281	$—	$17,735,073	$24,541,897
(Reversal) Provision	(582,256)	—	—	429,865	(152,391)
Ending balance	$2,369,287	$3,855,281	$—	$18,164,938	$24,389,506

	As of June 30, 2012
Ending balance: individually evaluated for impairment	$594,287	$3,855,281	$—	$18,164,938	$22,614,506

Ending balance: collectively evaluated for impairment	$1,775,000	$—	$—	$—	$1,775,000

Loans:
Ending balance	$25,960,540	$10,129,631	$250,000	$28,819,811	$65,159,982

Ending balance: individually evaluated for impairment	$12,450,540	$10,129,631	$250,000	$28,819,811	$51,649,982

Ending balance: collectively evaluated for impairment	$13,510,000	$—	$—	$—	$13,510,000

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the allocation of the allowance for loan losses for the three and six months ended June 30, 2011 and as of December 31, 2011 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condo-miniums	Single Family Homes	Improved and Unimproved Land
2011					Total

Allowance for loan losses:
	Three Months Ended June 30, 2011
Beginning balance	$4,080,561	$5,527,517	$—	$16,124,506	$25,732,584
(Reversal) Provision	(107,636)	2,956	—	591,612	486,932
Ending Balance	$3,972,925	$5,530,473	$—	$16,716,118	$26,219,516

	Six Months Ended June 30, 2011
Beginning balance	$4,453,677	$15,706,726	$—	$15,908,112	$36,068,515
Charge-offs	—	(10,637,729)	—	—	(10,637,729)
(Reversal) Provision	(480,752)	461,476	—	808,006	788,730
Ending balance	$3,972,925	$5,530,473	$—	$16,716,118	$26,219,516

	As of December 31, 2011
Ending balance: individually evaluated for impairment	$701,543	$3,855,281	$—	$17,735,073	$22,291,897

Ending balance: collectively evaluated for impairment	2,250,000	$—	$—	$—	$2,250,000

Ending balance	$2,951,543	$3,855,281	$—	$17,735,073	$24,541,897

Loans:
Ending balance	$29,552,531	$10,369,534	$250,000	$29,249,811	$69,421,876

Ending balance: individually evaluated for impairment	$12,457,708	$10,369,534	$250,000	$29,249,811	$52,327,053

Ending balance: collectively evaluated for impairment	$17,094,823	$—	$—	$—	$17,094,823

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time past due as of June 30, 2012 and December 31, 2011:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
June 30, 2012

Commercial real estate	$—	$—	$12,450,540	$12,450,540	$13,510,000	$25,960,540
Condominiums	—	—	10,129,631	10,129,631	—	10,129,631
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	28,819,811	28,819,811	—	28,819,811
	$—	$—	$51,649,982	$51,649,982	$13,510,000	$65,159,982

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2011

Commercial real estate	$—	$—	$12,457,708	$12,457,708	$17,094,823	$29,552,531
Condominiums	—	—	10,369,534	10,369,534	—	10,369,534
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	29,249,811	29,249,811	—	29,249,811
	$—	$—	$52,327,053	$52,327,053	$17,094,823	$69,421,876

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of June 30, 2012 and December 31, 2011.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and six months ended June 30, 2012:

	As of June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$11,961,974	$11,371,788	$—
Condominiums	2,639,751	2,594,631	—
Single family homes	250,195	250,000	—
Improved and unimproved land	4,618,329	4,616,974	—

With an allowance recorded:
Commercial Real Estate	1,078,858	1,078,752	594,287
Condominiums	7,983,281	7,535,000	3,855,281
Single family homes	—	—	—
Improved and unimproved land	24,703,759	24,202,837	18,164,938

Total:
Commercial Real Estate	$13,040,832	$12,450,540	$594,287
Condominiums	$10,623,032	$10,129,631	$3,855,281
Single family homes	$250,195	$250,000	$—
Improved and unimproved land	$29,322,087	$28,819,811	$18,164,938

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$11,892,949	$30,325	$11,827,027	$87,333
Condominiums	2,639,751	30,000	2,719,283	60,000
Single family homes	250,195	6,876	250,195	13,752
Improved and unimproved land	4,618,329	72,382	4,833,329	160,792

With an allowance recorded:
Commercial Real Estate	1,078,858	—	1,078,855	—
Condominiums	7,983,281	69,300	7,983,281	133,257
Single family homes	—	—	—	—
Improved and unimproved land	24,703,434	—	24,528,040	—

Total:
Commercial Real Estate	$12,971,807	$30,325	$12,905,882	$87,333
Condominiums	$10,623,032	$99,300	$10,702,564	$193,257
Single family homes	$250,195	$6,876	$250,195	$13,752
Improved and unimproved land	$29,321,762	$72,382	$29,361,369	$160,792

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2011 and for the three and six months ended June 30, 2011:

	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$11,617,607	$11,263,451	$—
Condominiums	2,873,107	2,834,534	—
Single family homes	250,195	250,000	—
Improved and unimproved land	5,048,329	5,046,974	—

With an allowance recorded:
Commercial Real Estate	1,194,352	1,194,257	701,543
Condominiums	7,983,281	7,535,000	3,855,281
Single family homes	—	—	—
Improved and unimproved land	24,337,602	24,202,837	17,735,073

Total:
Commercial Real Estate	$12,811,959	$12,457,708	$701,543
Condominiums	$10,856,388	$10,369,534	$3,855,281
Single family homes	$250,195	$250,000	$—
Improved and unimproved land	$29,385,931	$29,249,811	$17,735,073

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$22,566,627	$400,383	$25,398,983	$801,479
Condominiums	3,537,378	90,000	3,534,667	90,000
Single family homes	250,180	4,584	275,462	11,460
Improved and unimproved land	2,284,767	—	73,817	—

With an allowance recorded:
Commercial Real Estate	1,078,847	5,570	1,135,460	22,281
Condominiums	11,567,086	70,313	16,265,946	178,989
Single family homes	—	—	—	—
Improved and unimproved land	46,129,865	64,094	48,399,058	106,094

Total:
Commercial Real Estate	$23,645,474	$405,953	$26,534,443	$823,760
Condominiums	$15,104,464	$160,313	$19,800,613	$268,989
Single family homes	$250,180	$4,584	$275,462	$11,460
Improved and unimproved land	$48,414,632	$64,094	$48,472,875	$106,094

Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above.

Troubled Debt Restructurings

The Partnership has allocated approximately $0 and $116,000 of specific reserves to borrowers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively.  The Partnership has not committed to lend additional amounts to any of these borrowers.

During the three and six months ended June 30, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: an extension of the maturity date and a reduction of the stated interest rate of the loan or a reduction in the monthly interest payments due under the loan with all deferred interest due at the extended maturity date.

The modification involving a reduction of the stated interest rate of the loan was for a period of 20 months. Modifications involving a reduction in the monthly interest payment due and the extension of the maturity date were all for one year.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to loan modifications made by the Partnership during the three and six months ended June 30, 2012 and 2011:
	Modifications During the Three and Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Improved and unimproved land	1	$2,960,770	$2,960,770
	Modifications During the Three and Six Months Ended June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Condominiums	1	$3,511,722	$3,511,722
Improved and unimproved land	2	5,365,763	5,365,763

Troubled Debt Restructurings	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Condominiums	1	$3,511,722
Improved and unimproved land	1	2,960,770

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

The Partnership received distributions from 1850 of approximately $65,000 during the three and six months ended June 30, 2012 and during the three and six months ended June 30, 2011. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $40,000 and $37,000 during the three months ended June 30, 2012 and 2011, respectively, and $78,000 and $77,000 during the six months ended June 30, 2012 and 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of June 30, 2012 and December 31, 2011 consists of the following properties acquired through foreclosure:
	2012	2011
Manufactured home subdivision development, Ione, California	$244,400	$244,400
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC)- see Note 6	—	2,003,046
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)- transferred from held for investment	1,759,036	—
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC)- transferred from held for investment	7,851,451	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	432,000	432,000
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC)- transferred from held for investment	1,626,375	—
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC) – transferred from held for investment	3,250,375	—
Commercial buildings, Sacramento, California	3,890,968	3,890,968
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC)- transferred from held for investment	8,517,932	—
Industrial building, Chico, California – transferred from held for investment	6,600,929	—
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)- transferred from held for investment	33,821,129	—
1/7th interest in single family home, Lincoln City, Oregon	85,259	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC)	7,315,000	7,315,000
	$75,394,854	$13,970,673

As of June 30, 2012, the Partnership transferred the properties located in Auburn, Santa Barbara, San Diego, Sunnyvale, Oakland and Chico, California and Miami, Florida from held for investment to held for sale as they are now being actively marketed for sale and sales are expected within the next year.

During the quarter ended June 30, 2012, the Partnership recorded an additional impairment loss of approximately $328,000 on the golf course located in Auburn, California (DarkHorse) at the time it was transferred to held for sale.

In July, 2012 (subsequent to quarter end), the Partnership sold the industrial building located in Chico, California for net sales proceeds of approximately $8,515,000 resulting in a gain to the Partnership of approximately $1,863,000.

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

Notes to Consolidated Financial Statements (Unaudited)

TOTB Miami, LLC

During the six months ended June 30, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner and PRC Treasures, LLC or “PRC”) via the trustee’s sale. The Partnership and other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). Based on an appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/LLC (excluding Preferred Class A Units discussed below). Income and loss allocations will be made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011 (Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in the LLC, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $6,016,000 and $15,512,000 as of June 30, 2012 and December 31, 2011, respectively.

The net operating income (loss) to the Partnership from TOTB was approximately $68,000 and $(407,000) (including depreciation of $150,000) for the three months ended June 30, 2012 and 2011, respectively, and $(364,000) and $(662,000) (including depreciation of $299,000 and $249,000) for the six months ended June 30, 2012 and 2011, respectively.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Partnership has a 60% membership interest in 1875 and is entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interest of PNL totaled approximately $2,093,000 and $2,002,000 as of June 30 2012 and December 31, 2011, respectively.

There was no net income or loss to the Partnership from 1875 for the three and six months ended June 30, 2012.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of June 30, 2012 and December 31, 2011:
	2012	2011
Light industrial building, Paso Robles, California	$1,475,010	$1,496,788
Commercial buildings, Roseville, California	788,396	805,383
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,159,712	12,308,400
Undeveloped land, Lake Charles, Louisiana (held within Dation, LLC)	256,108	—
Undeveloped residential land, Madera County, California	726,580	720,000
Undeveloped residential land, Marysville, California	403,200	403,200
Golf course, Auburn, California- transferred to held for sale	—	1,978,412
75 improved residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	3,880,386	3,878,400
Undeveloped industrial land, San Jose, California	2,044,800	2,044,800
Undeveloped commercial land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	4,070,693	4,118,400
Two improved residential lots, West Sacramento, California	130,560	182,400
Undeveloped residential land, Coolidge, Arizona	1,017,600	1,056,000
Office condominium complex (16 units), Roseville, California	4,017,026	4,068,199
Eight townhomes, Santa Barbara, California- transferred to held for sale	—	7,990,000
Nineteen condominium units, San Diego, California- transferred to held for sale	—	1,647,219
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,977,543	1,984,749
Industrial building, Sunnyvale, California- transferred to held for sale	—	3,294,903
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	6,549,636	5,376,000
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,907,203	4,958,857
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,727,457	4,800,000
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,190,291	4,246,550
45 condominium and 2 commercial units, Oakland, California- transferred to held for sale	—	8,653,490
Industrial building, Chico, California- transferred to held for sale	—	6,720,000
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida- transferred to held for sale	—	34,011,709
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,455,762	2,466,328
6 improved residential lots, Coeur D’Alene, Idaho	1,342,000	1,342,000
Undeveloped residential and commercial land, Gypsum, Colorado	9,600,000	9,600,000
	$68,188,763	$131,620,987

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of June 30, 2012 and December 31, 2011 are as follows:
	2012	2011
Land	$33,031,419	$51,154,741
Buildings and improvements	40,980,379	86,924,958
	74,011,798	138,079,699
Less: Accumulated depreciation	(5,823,035)	(6,458,712)
	$68,188,763	$131,620,987

The acquisition of certain real estate properties through foreclosure (including real estate held for sale- see Note 5) resulted in the following non-cash activity for the six months ended June 30, 2012 and 2011, respectively:
	2012	2011
Increases:
Real estate held for sale and investment	$—	$43,733,719
Noncontrolling interests	—	(14,020,191)
Accounts payable and accrued liabilities	—	(2,980,871)
Decreases:
Loans secured by trust deeds, net of allowance for loan losses	—	(24,194,517)
Interest and other receivables	—	(2,538,140)

See detail of other non-cash activity in Note 5 above.

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $661,000 and $700,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,355,000 and $1,353,000 for the six months ended June 30, 2012 and 2011, respectively.

During the quarter ended June 30, 2012, the Partnership recorded impairment losses totaling approximately $90,000 on the residential lots located in West Sacramento, California and the residential land located in Coolidge, Arizona based on updated appraisals obtained. The additional impairment is reflected in losses on real estate properties in the accompanying consolidated statements of income.

During the quarter ended June 30, 2011, the Partnership recorded an impairment loss of approximately $292,000 on the condominium complex located in Phoenix, Arizona (held within 54th Street Condos, LLC), based on contracts executed during the quarter to complete unfinished units within the complex. The aggregate contract amounts were higher than previously estimated at the time of foreclosure of the related loan in December 2009. The additional impairment is reflected in losses on real estate properties in the accompanying consolidated statements of income.

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

The net operating income (loss) to the Partnership from 720 University was approximately $49,000 and $(6,000) (including depreciation and amortization of $109,000 and $112,000) for the three months ended June 30, 2012 and 2011, respectively, and $88,000 and $7,000 (including depreciation and amortization of $222,000 and $230,000) for the six months ended June 30, 2012 and 2011, respectively. The noncontrolling interest of the joint venture partner of approximately $(1,000) and $5,000 as of June 30, 2012 and December 31, 2011, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,160,000 and $12,308,000 as of June 30, 2012 and December 31, 2011, respectively.

Dation, LLC

Dation, LLC (“Dation”) was formed in 2001 between the Partnership and an unrelated developer for the purpose of developing and selling lots in a manufactured home park located in Lake Charles, Louisiana, which were acquired by the Partnership via a deed in lieu of foreclosure. The Partnership has 100% of the capital in Dation and is the sole general manager of Dation (pursuant to an amendment to the Partnership Agreement executed in October 2007). The Partnership has recorded 100% of Dation’s net income and losses since inception because it has the majority of the risks and rewards of ownership. The assets, liabilities, income and expenses of Dation have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership.

During the six months ended June 30, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC were sold for $1,650,000 (cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Partnership. In addition, during the six months ended June 30, 2012, the Partnership paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of the LLC. The $1,320,000 note receivable from the sale was then assigned to the Partnership. The remaining model home was sold during the quarter ended June 30, 2012 for cash of $25,000, resulting in a loss of approximately $12,000. Dation continues to own 40 acres of unimproved land in the park. The Partnership intends to dissolve the LLC during the third quarter of 2012 and assign the remaining land to the Partnership. The unimproved land with a book balance of approximately $256,000 was transferred to real estate held for investment during the six months ended June 30, 2012 due to the Partnership’s intention to hold the property for the foreseeable future.

The net operating (loss) income to the Partnership from Dation was approximately $(55,000) and $(10,000) for the three months ended June 30, 2012 and 2011, respectively, and $3,000 and $(24,000) for the six months ended June 30, 2012 and 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate net operating income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties (including certain properties currently held for sale) with significant operating results, for the six months ended June 30, 2012 and 2011 were as follows:
	2012	2011
Anacapa Villas, LLC	$(13,000)	$(108,000)
DarkHorse Golf Club, LLC	(146,000)	(259,000)
Lone Star Golf, LLC	(49,000)	(125,000)
Baldwin Ranch Subdivision, LLC	(51,000)	(44,000)
The Last Resort and Marina, LLC	(14,000)	(16,000)
33rd Street Terrace, LLC	47,000	9,000
54th Street Condos, LLC	(184,000)	(193,000)
Wolfe Central, LLC	200,000	199,000
AMFU, LLC	3,000	22,000
Phillips Road, LLC	49,000	54,000
550 Sandy Lane, LLC	98,000	92,000
1401 on Jackson, LLC	(35,000)	(10,000)
Broadway & Commerce, LLC	41,000	—
Light industrial building, Paso Robles, California	97,000	104,000
Undeveloped industrial land, San Jose, California	(76,000)	(68,000)
Office condominium complex, Roseville, California	(28,000)	(53,000)
Storage facility/business, Stockton, California	136,000	118,000
Industrial building, Chico, California	(183,000)	(218,000)
Undeveloped land, Gypsum, Colorado	(175,000)	—

Certain of the Partnership’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to fourteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to June 30, 2012 and thereafter is as follows:

Year ending June 30:
2013	$5,573,600
2014	2,634,673
2015	2,065,395
2016	1,656,811
2017	1,195,610
Thereafter (through 2026)	3,135,765

$16,261,854

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $455,000 and $531,000 for the three months ended June 30, 2012 and 2011, respectively, and $896,000 and $1,286,000 for the six months ended June 30, 2012 and 2011, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $41,000 and $74,000 for the three months ended June 30, 2012 and 2011, respectively, and $82,000 and $156,000 for the six months ended June 30, 2012 and 2011, respectively, and are included in the accompanying consolidated statements of operations. As of June 30, 2012 and December 31, 2011, the Partnership owed management and servicing fees to OFG in the amount of approximately $333,000 and $329,000, respectively.

The maximum servicing fees were paid to the General Partner during the six months ended June 30, 2012 and 2011. If the maximum management fees had been paid to the General Partner during the six months ended June 30, 2012, the management fees would have been $904,000 (increase of $8,000), which would have increased net loss allocated to limited partners by approximately 0.88%.  If the maximum management fees had been paid to the General Partner during the six months ended June 30, 2011, the management fees would have been $1,715,000 (increase of $429,000), which would have increased net loss allocated to limited partners by approximately 28.2% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $.007 from a loss of $.005.

In determining the yield to the partners and hence the management fees, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Partnership will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Partnership, during the six months ended June 30, 2012, the General Partner has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by OFG for such charges totaled approximately $33,000 and $322,000 for the three months ended June 30, 2012 and 2011, respectively, and $35,000 and $774,000 for the six months ended June 30, 2012 and 2011, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $0 and $8,000 for the six months ended June 30, 2012 and 2011, respectively.

OFG originates all loans the Partnership invests in and receives loan origination and extension fees from borrowers. OFG received no loan origination or extension fees during the three or six months ended June 30, 2012. However, OFG earned $24,000 in fees on an $800,000 Partnership loan that was extended during the six months ended June 30, 2012, which will be paid to OFG only upon the full payoff of the subject loan. OFG was paid fees of approximately $90,000 and $168,000, respectively, on Partnership loans extended of approximately $2,406,000 and $10,240,000, respectively, for the three and six months ended June 30, 2011. A loan fee paid to OFG in the amount of $78,000 during the six months ended June 30, 2011 was collected from the borrower upon payoff of the related loan in December 2010 and remitted to OFG in January 2011.

OFG is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were $165,000 and $156,000 during the three months ended June 30, 2012 and 2011, respectively, and $330,000 and $318,000 during the six months ended June 30, 2012 and 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest at least equal to 1% of the limited partners’ capital accounts. The carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of June 30, 2012, the General Partner had made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain the minimum required capital balance. There was no carried interest expense charged to the Partnership for the three and six months ended June 30, 2012 and 2011.

As of June 30, 2011, the General Partner held second (junior to the Partnership’s first deed of trust due to an intercreditor agreement  between the parties causing the Partnership to have a senior interest) and fourth deeds of trust in the total amount of approximately $853,000 secured by the same property (and to the same borrower) on which the Partnership had a first deed of trust in the amount of $2,200,000 at an interest rate of 12% per annum.  Approximately $517,000 of the General Partner’s second deed of trust was an exit fee included in the deed of trust at the time of loan origination in 2006. The Partnership foreclosed on its first deed of trust during the quarter ended September 30, 2011 and obtained the property via the trustee’s sale.

NOTE 8 - NOTE PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,165,000 and $10,242,000 as of June 30, 2012 and December 31, 2011, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $130,000 and $132,000 for the three months ended June 30, 2012 and 2011, respectively, and $261,000 and $264,000 for the six months ended June 30, 2012 and 2011, respectively.  The following table shows maturities by year on this note payable as of June 30, 2012:

Year ending June 30:
2013	$163,068
2014	171,651
2015	9,829,960
$10,164,679

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

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of June 30, 2012, the Partnership has received requests for withdrawal from limited partners holding approximately 106,200,000 Units, which represents approximately 38% of limited partner Units outstanding. All scheduled withdrawals from January 1, 2009 through June 30, 2012 were not made because the Partnership has not had sufficient available cash to honor such withdrawal requests, needed to have funds in reserve for operations, and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of Partnership capital in any calendar year, which would prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the Partnership capital will be distributed in any calendar year. No pro rata capital distributions were made during the six months ended June 30, 2012. In July and October 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4.3% of total tax basis partners’ capital.

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

NOTE 10 – FAIR VALUE

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

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At June 30, 2012 and December 31, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Partnership’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for credit losses. Subsequently, real estate properties are carried at the lower of carrying value or fair value less costs to sell. The Partnership periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon the future undiscounted cash flows, the Partnership records the impairment on real estate properties as nonrecurring Level 3.  Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about the Partnership’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012
Nonrecurring:
Impaired loans:
Commercial	$484,571	—	—	$484,571
Condominiums	4,128,000	—	—	4,128,000
Improved and unimproved land	6,538,821	—	—	6,538,821
Total	$11,151,392	—	—	$11,151,392

Real estate properties:
Commercial	$6,082,003	—	—	$6,082,003
Condominiums	16,369,383	—	—	16,369,383
Single family homes	329,659	—	—	329,659
Improved and unimproved land	28,185,034	—	—	28,185,034
Total	$50,966,079	—	—	$50,966,079

2011
Nonrecurring:
Impaired loans:
Commercial	$492,809	—	—	$492,809
Condominiums	4,128,000	—	—	4,128,000
Improved and unimproved land	6,602,529	—	—	6,602,529
Total	$11,223,338	—	—	$11,223,338

Real estate properties:
Commercial	$15,161,367	—	—	$15,161,367
Condominiums	18,165,999	—	—	18,165,999
Single family homes	2,232,706	—	—	2,232,706
Improved and unimproved land	27,986,278	—	—	27,986,278
Total	$63,646,350	—	—	$63,646,350

The provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $240,000 and $746,000 during the three months ended June 30, 2012 and 2011, respectively, and $323,000 and $1,326,000 during the six months ended June 30, 2012 and 2011, respectively. Impairment losses were recorded on real estate properties in the amounts of approximately $418,000 and $292,000 during the three and six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012 and 2011, there were no transfers in or out of Levels 1 and 2.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$12,649,000	$12,649,000	$—	$—	$12,649,000
Certificates of deposit	1,996,000	—	1,996,000	—	1,996,000
Loans secured by trust deeds	40,770,000	—	—	40,770,000	40,770,000
Investment in limited liability company	2,153,000	—	—	2,153,000	2,153,000
Interest and other receivables	1,935,000	—	1,935,000	—	1,935,000

Financial liabilities
Due to general partner	$346,000	$—	$346,000	$—	$346,000
Accrued interest payable	43,000	—	43,000	—	43,000
Note payable	10,165,000	—	—	10,200,000	10,200,000

		Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,201,000	$16,201,000	$—	$—	$16,201,000
Certificates of deposit	1,994,000	—	1,994,000	—	1,994,000
Loans secured by trust deeds	44,880,000	—	—	44,880,000	44,880,000
Investment in limited liability company	2,140,000	—	—	2,140,000	2,140,000
Interest and other receivables	1,456,000	—	1,456,000	—	1,456,000

Financial liabilities
Due to general partner	$329,000	$—	$329,000	$—	$329,000
Accrued interest payable	45,000	—	45,000	—	45,000
Note payable	10,242,000	—	—	10,283,000	10,283,000

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

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 (see Note 4).  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Partnership had accrued an amount that a third party consultant had estimated would need to be paid to monitor and remediate the site. The majority of clean-up activities commenced during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $295,000 was paid by the Partnership from the previously established liability during 2012 and an additional $100,000 was accrued during the quarter ended June 30, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Partnership. As of June 30, 2012 and December 31, 2011, approximately $235,000 and $430,000, respectively, has been accrued on the Partnership’s books. All costs for this project will be paid from cash reserves.

Contractual Obligation

In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona and, together with other related costs, contingencies and change orders, the total estimated cost of the improvements are approximately $3,187,000. Construction began during the third quarter of 2011 and will be completed in phases during the last half of 2012. As of June 30, 2012, approximately $2,180,000 of the total project amount has been incurred and capitalized. All costs for this project will be paid from cash reserves.

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

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities. At June 30, 2012, the Partnership owned thirty-three real estate properties, including seventeen within majority- or wholly-owned limited liability companies. The Partnership also has a 50% ownership interest (accounted for under the equity method) in a limited liability company that owns property located in Santa Clara, California.

Loans and related accrued interest and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made to adjust the allowance for loan losses to an amount considered by management to be adequate, with consideration to original collateral values at loan inception and to provide for unrecoverable accounts receivable, including impaired and other loans, accrued interest, and advances on loans.

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses. Actual results could vary from the aforementioned provisions for losses. If the probable ultimate recovery of the carrying amount of a loan is less than amounts due according to the contractual terms of the loan agreement, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued by management at the estimated fair value of the related collateral, less estimated selling costs. Estimated collateral fair values are determined based on third party appraisals, opinions of fair value from third party real estate brokers and/or comparable third party sales.

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

Real estate held for sale includes real estate acquired through foreclosure (including eight properties within consolidated limited liability companies) and is stated at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell.

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

Related Parties

The General Partner of the Partnership is Owens Financial Group, Inc. (“OFG” or the “General Partner”).  All Partnership business is conducted through the General Partner, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership.  The fees received by the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner, subject to the limitations imposed by the Partnership Agreement. In past years, the General Partner has elected not to take the maximum compensation in order to maintain return to the limited partners at historical levels.  However, due to reduced levels of mortgage investments held by the Partnership, for the six months ended June 30, 2012, the General Partner has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future. The following is a list of various Partnership activities for which related parties are compensated.

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $455,000 and $531,000 for the three months ended June 30, 2012 and 2011, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $41,000 and $74,000 for the three months ended June 30, 2012 and 2011, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees accrued or paid to OFG amounted to approximately $24,000 and $90,000 on loans originated or extended of approximately $800,000 and $2,406,000 for the three months ended June 30, 2012 and 2011, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by OFG for such charges totaled approximately $33,000 and $322,000 for the three months ended June 30, 2012 and 2011, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). No such fees were remitted to OFG during the three months ended June 30, 2012 and 2011, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities. The General Partner is also entitled to reimbursement for the salaries and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $165,000 and $156,000 during the three months ended June 30, 2012 and 2011, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest; the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This carried interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of June 30, 2012, the General Partner has made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no carried interest expense charged to the Partnership for the three months ended June 30, 2012 and 2011, respectively.

Results of Operations

Overview

The Partnership invests in mortgage loans on real property located in the United States that are primarily originated by the General Partner. Although recently the substantial majority of the Partnership’s assets are real estate properties acquired through foreclosure, the Partnership’s primary objective is to generate monthly income from its investment in mortgage loans. The Partnership’s focus is on making mortgage loans to owners and developers of real property whose financing needs are often not met by traditional mortgage lenders. These include borrowers that traditional lenders may not normally consider because of perceived credit risks based on ratings or experience levels, and borrowers who require faster loan decisions and funding. One of the Partnership’s competitive advantages has been the ability to approve loan applications and fund more quickly than traditional lenders.

The Partnership will originate loans secured by very diverse property types. In addition, the Partnership will occasionally lend to borrowers whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make mortgage loans that are riskier than mortgage loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property collateral, such as with lower loan to value ratios. The Partnership is not presently originating new mortgage loans (and likely will not for the foreseeable future), as it must first either satisfy withdrawal requests of limited partners and/or make capital distributions pro rata to its limited partners of up to 10% of limited partners’ capital per calendar year with net proceeds from loan payoffs, real estate sales and/or capital contributions, as funds become available.

Due to the declining economy and reductions in real estate values over the past four years, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of June 30, 2012, approximately 80% of Partnership loans are impaired and/or past maturity. In addition, the Partnership now owns approximately $144,000,000 of real estate held for sale or investment, which is approximately 70% of total assets.

It is highly likely that the Partnership will continue to experience losses in the future. As non-delinquent Partnership loans are paid off by borrowers, interest income received by the Partnership will be reduced. In addition, the Partnership will likely foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may create larger operating losses. Management will attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future. Due to the large amount of unfulfilled withdrawal requests by limited partners, the Partnership will be unable to take advantage of current favorable lending opportunities which could help to increase net income to the Partnership (unless and until 10% of limited partner capital is distributed in any given calendar year).

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

From 2007 to 2011, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate increased substantially from 5.0% in December 2007 to 8.2% in June 2012. The California unemployment rate increased from 6.1% in December 2007 to 10.7% in June 2012. The Gross Domestic Product declined 0.3% (revised) in 2008, declined 3.5% (revised) in 2009, increased 3.0% in 2010, and increased 1.7% in 2011. The Gross Domestic Product increased by an annualized rate of 2.0% during the first quarter of 2012 and 1.5% during the second quarter of 2012. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remained as of June 30, 2012.

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

Although currently the General Partner believes that six of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), real estate values could decrease further. The Partnership continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material. As of December 31, 2011, the Partnership obtained updated appraisals on the majority of the properties securing its trust deed investments and its wholly- and majority-owned real estate properties.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of June 30, 2012, the Partnership has received requests for withdrawal from limited partners holding approximately 106,200,000 Units, which represents approximately 38% of limited partner Units outstanding. All scheduled withdrawals from January 1, 2009 through June 30, 2012 were not made because the Partnership has not had sufficient available cash to honor such withdrawal requests, needed to have funds in reserve for operations, and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of Partnership capital in any calendar year, which would prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the Partnership capital will be distributed in any calendar year. No pro rata capital distributions were made during the six months ended June 30, 2012. In July and October 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4.3% of total tax basis partners’ capital.

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

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of June 30, 2012, 69.5% of loans were secured by real estate in Northern California, while 11.6%, 6.2%, 4.0%, 3.7%, 3.1%  and 2.0% were secured by real estate in Arizona, Pennsylvania, Utah, Washington, Hawaii and Louisiana, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Total revenues	$3,925,752	$4,586,923	$8,702,492	$8,631,545
Total expenses	5,027,572	5,238,408	9,017,783	9,668,508

Net loss	$(1,101,820)	$(651,485)	$(315,291)	$(1,036,963)

Less: Net loss (income) attributable to noncontrolling interests	67,579	(282,736)	(556,437)	(485,748)

Net loss attributable to Owens Mortgage Investment Fund	$(1,034,241)	$(934,221)	$(871,728)	$(1,522,711)

Net loss allocated to limited partners	$(1,023,678)	$(925,153)	$(862,861)	$(1,504,967)

Net loss allocated to limited partners per weighted average limited partner unit	$(0.004)	$(0.003)	$(0.003)	$(0.005)

Annualized rate of return to limited partners (1)	(1.5)%	(1.3)%	(0.6)%	(1.0)%

Distribution per average partner capital (yield) (2)	0.1%	0.5%	(0.8)%	(6.1)%

Weighted average limited partner units	278,606,000	290,075,000	278,606,000	290,075,000

(1)
The annualized rate of return to limited partners is calculated based upon the net loss allocated to limited partners per weighted average limited partner unit as of June 30, 2012 and 2011 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per average partner capital (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s weighted average tax basis partners’ capital balance.

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Total Revenues

Interest income on loans secured by trust deeds decreased $824,000 (60.6%) and $1,653,000 (59.0%) during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily due to a decrease in the weighted average balance of the loan portfolio of approximately 44% and 47% during the three and six months ended June 30, 2012 as compared to the same periods in 2011.

Loss on sale of real estate increased $12,000 (100%) during the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to the sale of the remaining model home owned by Dation, LLC during the three months ended June 30, 2012. There were no real estate sales during the three and six months ended June 30, 2011.

Recognition of deferred gain on sale of real estate increased $792,000 during the six months ended June 30, 2012, as compared to the same period in 2011. During the six months ended June 30, 2012, the Partnership recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carry back note was repaid in full by the buyer/borrower during 2012.

Total Expenses

Management fees to the General Partner decreased $76,000 (14.3%) and $390,000 (30.3%) during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  The decrease was primarily the result of a decrease in the weighted average balance of the loan portfolio of approximately 47% during the six months ended June 30, 2012 as compared to 2011 as the General Partner can only be paid management fees up to a maximum of 2 ¾% per year of the average unpaid balance of mortgage loans.

Servicing fees to the General Partner decreased $32,000 (44.0%) and $74,000 (47.3%) during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 44% and 47% during the three and six months ended June 30, 2012, respectively.

The maximum servicing fees were paid to the General Partner during the three and six months ended June 30, 2012 and 2011. If the maximum management fees had been paid to the General Partner during the six months ended June 30, 2012, the management fees would have been $904,000 (increase of $8,000), which would have increased net loss allocated to limited partners by approximately 0.88%. If the maximum management fees had been paid to the General Partner during the six months ended June 30, 2011, the management fees would have been $1,715,000 (increase of $429,000), which would have increased net loss allocated to limited partners by approximately 28% and net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $.007 from a loss of $.005.

The maximum management fee permitted under the Partnership Agreement is 2 ¾% per year of the average unpaid balance of mortgage loans. For the years 2009, 2010 and 2011 and the six months ended June 30, 2012 (annualized), the management fees were 0.89%, 1.00%, 2.19% and 2.73% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased substantially between 2009 and 2012, the total dollar amount of management fees paid to the General Partner has decreased because the average balance of the loan portfolio has decreased by approximately 73% between 2009 and 2012.

In determining the management fees and hence the yield to the partners, the General Partner may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The General Partner expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period. However,  due to reduced levels of mortgage investments held by the Partnership, during the six months ended June 30, 2012, the General Partner has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Administrative/accounting expense increased $64,000 (131.1%) and $52,000 (46.7%) during the three and six months ended June 30, 2012, as compared to the same periods in 2011. The Partnership Agreement provides that the Partnership may reimburse the General Partner for the salaries and related salary expenses of the General Partner’s non-management and non-supervisory personnel performing services which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). Such reimbursements have increased during 2012 as compared to 2011 because the General Partner was not reimbursed for the full amount that it could have been in 2011, but in 2012 chose to be reimbursed for the full amount of the actual salary and related salary costs of its non-management and non-supervisory personnel providing administrative and accounting services with respect to the Partnership’s assets.

Legal and professional expenses increased $55,000 (59.5%) and $279,000 (98.2%) during the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to increased legal costs incurred in 2012 related to certain regulatory matters and related documents and proposed filings for the Partnership and the cost of retaining a firm to appraise the majority of the Partnership’s trust deed and real estate assets as of December 31, 2011.

Environmental remediation expense increased $100,000 (100%) during the three and six months ended June 30, 2012, as compared to the same periods in 2011, due to an additional accrual recorded by the Partnership as a result of an updated estimate of future costs to be incurred to remediate and monitor the contamination of the real properties owned by 1850 De La Cruz, LLC.

The reversal of allowance for loan losses of $(152,000) during the six months ended June 30, 2012 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $475,000 during the six months due to a decrease in both the loan portfolio and those loans not analyzed for a specific allowance. The specific loan loss allowance increased $323,000 during the six months as reserves were adjusted on six impaired loans. The Partnership recorded a provision for loan losses of approximately $789,000 during the six months ended June 30, 2011.

The impairment losses on real estate properties of $418,000 and $292,000 during the three and six months ended June 30, 2012 and 2011, respectively, were the result of updated appraisals or other valuation information obtained on certain Partnership real estate properties.

Net Income (Loss) from Rental and Other Real Estate Properties

Net income from rental and other real estate properties increased $366,000 (from a net loss of $357,000 to net income of $9,000) during the three months ended June 30, 2012, as compared to the same period in 2011, and increased $743,000 (from a loss of $700,000 to net income of $43,000) during the six months ended June 30, 2012, as compared to the same period in 2011, due primarily to the ability of the General Partner to increase the operating income or decrease operating losses on several Partnership real estate properties in 2011 and 2012 and the fact that many of the residential real estate properties owned by the Partnership are close to being fully occupied by tenants.

Financial Condition

June 30, 2012 and December 31, 2011

Loan Portfolio

The number of Partnership mortgage investments decreased from 25 to 24, and the average loan balance decreased from $2,777,000 to $2,715,000, between December 31, 2011 and June 30, 2012.

As of June 30, 2012 and December 31, 2011, the Partnership had seventeen and twenty-five loans, respectively, that were impaired totaling approximately $51,650,000 (79%) and $52,327,000 (75%), respectively.  This included fifteen and fourteen past maturity loans totaling $49,542,000 (76%) and $45,176,000 (65%), respectively. In addition, one and two loans totaling approximately $690,000 (1%) and $1,490,000 (2%), respectively, were past maturity but current in monthly payments as of June 30, 2012 and December 31, 2011, respectively (combined total of impaired and past maturity loans of $52,340,000 (80%) and $53,817,000 (78%), respectively). Of the impaired and past maturity loans, approximately $27,623,000 (42%) and $8,050,000 (12%), respectively, were in the process of foreclosure and $6,493,000 (10%) and $24,203,000 (35%), respectively, involved borrowers who were in bankruptcy as of June 30, 2012 and December 31, 2011.

During the six months ended June 30, 2012, the Partnership foreclosed on no loans. During the six months ended June 30, 2011, the Partnership foreclosed on four loans with aggregate principal balances totaling approximately $34,832,000 and obtained the properties via the trustee’s sales.

As of June 30, 2012 and December 31, 2011, the Partnership held the following types of mortgages:

	2012	2011
By Property Type:
Commercial	$25,960,540	$29,552,531
Condominiums	10,129,631	10,369,534
Single family homes (1-4 units)	250,000	250,000
Improved and unimproved land	28,819,811	29,249,811
	$65,159,982	$69,421,876
By Deed Order:
First mortgages	$50,860,254	$48,710,380
Second and third mortgages	14,299,728	20,711,496
	$65,159,982	$69,421,876

As of June 30, 2012 and December 31, 2011, approximately 69% and 73% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 81% of the Partnership’s mortgage loans as of June 30, 2012 were secured by real estate located in the states of California and  Arizona, which have experienced dramatic reductions in real estate values over the past four years.

The Partnership’s investment in loans decreased by $4,262,000 (6.1%) during the six months ended June 30, 2012 as a result of loan payoffs. The Partnership is not presently able to originate new loans, other than entering into loans as part of carryback financing for sales of real estate.

The allowance for loan losses decreased by $152,000 and $9,849,000 (provision net of charge-offs) during the six months ended June 30, 2012 and 2011, respectively.  The General Partner believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
Balance, beginning of period	$24,541,897	$36,068,515
(Reversal) Provision	(152,391)	788,730
Charge-offs	—	(10,637,729)
Balance, end of period	$24,389,506	$26,219,516

As of June 30, 2012 and December 31, 2011, there was a general allowance for loan losses of $1,775,000 and $2,250,000, respectively, and a specific allowance for loan losses on six and seven loans in the total amount of $22,614,506 and $22,291,897, respectively.

Real Estate Properties Held for Sale and Investment

As of June 30, 2012, the Partnership held title to thirty-three properties that were acquired through foreclosure with a total carrying amount of approximately $143,584,000 (including properties held in seventeen limited liability companies), net of accumulated depreciation on real estate held for investment of $5,823,000. As of June 30, 2012, properties held for sale total $75,395,000 and properties held for investment total $68,189,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the six months ended June 30, 2012 and June 30, 2011 were as follows:
	2012	2011
Balance, beginning of period	$145,591,660	$97,066,199
Real estate acquired through foreclosure, net of specific loan loss allowance	—	43,733,719
Investments in real estate properties	1,392,482	570,338
Sales of real estate properties	(1,627,456)	—
Impairment losses on real estate properties	(418,480)	(291,602)
Depreciation of properties held for investment	(1,354,589)	(1,353,311)
Balance, end of period	$143,583,617	$139,725,343

Twelve of the Partnership’s thirty-three properties do not currently generate revenue. Expenses from real estate properties have increased from approximately $6,434,000 to $6,634,000 (3.1%) for the six months ended June 30, 2011 and 2012, respectively, and revenues associated with these properties have increased from $5,734,000 to $6,678,000 (16.5%), thus generating a net income from real estate properties of $43,000 during the six months ended June 30, 2012 (compared to a loss of $700,000 for the same period in 2011).

Dation, LLC

During the six months ended June 30, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC were sold for $1,650,000 (cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Partnership. In addition, during the six months ended June 30, 2012, the Partnership paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of the LLC. The $1,320,000 note receivable from the sale was then assigned to the Partnership. The remaining model home was sold during the quarter ended June 30, 2012 for cash of $25,000, resulting in a loss of approximately $12,000. Dation continues to own 40 acres of unimproved land in the park. The Partnership intends to dissolve the LLC during the third quarter of 2012 and assign the remaining land to the Partnership.

TOTB Miami, LLC

During the six months ended June 30, 2011, the Partnership foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included the General Partner and PRC Treasures, LLC or “PRC”) via the trustee’s sale. The Partnership and other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold (the “Point” and “South” buildings), and one which contains 160 vacant units that have not been renovated (the “North” building). Based on an appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/LLC (excluding Preferred Class A Units discussed below).

Income and loss allocations will be made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011 (Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in the LLC, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The noncontrolling interests of the other members of TOTB totaled approximately $6,016,000 and $15,512,000 as of June 30, 2012 and December 31, 2011, respectively.

In July, 2012 (subsequent to quarter end), the Partnership sold the industrial building located in Chico, California for net sales proceeds of approximately $8,515,000 resulting in a gain to the Partnership of approximately $1,863,000.

During the quarter ended June 30, 2012, the Partnership recorded impairment losses totaling approximately $90,000 on the residential lots located in West Sacramento, California and the residential land located in Coolidge, Arizona based on updated appraisals obtained. In addition, during the quarter ended June 30, 2012, the Partnership recorded an additional impairment loss of approximately $328,000 on the golf course located in Auburn, California (DarkHorse) at the time it was transferred to held for sale.

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

Cash, Cash Equivalents and Certificates of Deposit

Cash, cash equivalents and certificates of deposit decreased from approximately $18,195,000 as of December 31, 2011 to approximately $14,645,000 as of June 30, 2012 (decrease of $3,550,000 or 19.5%) due primarily to the purchase of a member’s interest in TOTB for $7,200,000 and capitalized improvements to real estate properties of approximately $1,489,000, net of approximately $5,582,000 received from the full or partial payoff of trust deeds during the quarter.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,456,000 as of December 31, 2011 to $1,935,000 as of June 30, 2012 ($479,000 or 32.9%) due primarily to delinquent property taxes paid related to delinquent loans during the quarter ended June 30, 2012. A portion of these advances resulted in additions to the Partnership’s specific loan loss allowance as of June 30, 2012.

Other Assets

Other assets increased from approximately $1,329,000 as of December 31, 2011 to approximately $1,642,000 as of June 30, 2012 ($313,000 or 23.6%), due primarily to capitalized offering costs incurred during the quarter ended June 30, 2012 related to a proposed securities filing that is currently being prepared for the Partnership.

Accrued Distributions Payable

Accrued distributions payable decreased from approximately $74,000 as of December 31, 2011 to $0 as of June 30, 2012 because there was no tax basis net income distributed to partners in July 2012 (for June 2012 activity).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $3,211,000 as of December 31, 2011 to approximately $3,042,000 as of June 30, 2012 ($169,000 or 5.3%) due primarily to a net decrease in the environmental remediation liability related to 1850 De La Cruz, LLC as approximately $295,000 in clean-up costs were paid during the six month period, net of an additional $100,000 accrued for future costs as of June 30, 2012. See additional information in Note 11 to the financial statements above.

Deferred Gains

Deferred gains decreased from approximately $1,449,000 as of December 31, 2011 to approximately $644,000 as of June 30, 2012 ($805,000 or 55.6%) due to the full payoff of the carry back note by the buyer/borrower related to the sale of the Bayview Gardens property in 2006.

Noncontrolling Interests

Noncontrolling interests decreased from approximately $17,520,000 as of December 31, 2011 to approximately $8,108,000 as of June 30, 2012 ($9,412,000 or 53.7%), due primarily to TOTB’s buyout of PRC’s interest in the LLC during the six months ended June 30, 2012 and the adjustment to the Partnership’s capital balance as a result of an amendment to the LLC’s operating agreement as of the same date.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2012, management believes that the allowance for loan losses of approximately $24,390,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of June 30, 2012, seventeen loans totaling $51,650,000 were impaired. This includes fifteen past maturity loans totaling $49,542,000. In addition, one loan of $690,000 was also past maturity but current in monthly payments as June 30, 2012 (combined total of $52,340,000). After the General Partner’s evaluation of the loan portfolio, the Partnership recorded a decrease in the allowance for loan losses of approximately $152,000 (increase in specific loan loss allowance of $323,000 and decrease in general allowance of $475,000).  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair values of the underlying collateral of impaired and past maturity loans.

Liquidity and Capital Resources

During the six months ended June 30, 2012, cash flows used in operating activities approximated $341,000. Investing activities provided approximately $4,434,000 of net cash during the six months, as approximately $5,943,000 was received from the payoff of loans, sale of the majority of real estate assets in Dation, LLC, and as a distribution from 1850 De La Cruz, LLC, net of approximately $1,507,000 used for improvements to real estate properties and purchase of equipment.  Approximately $7,644,000 was used in financing activities, as $7,200,000 was used to purchase the member interest of PRC in TOTB, approximately $78,000 was used to repay the note payable and $367,000 was distributed to partners in the form of income distributions (including distributions to noncontrolling interests). The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of June 30, 2012, the Partnership has received requests for withdrawal from limited partners holding approximately 106,200,000 Units, which represents approximately 38% of limited partner Units outstanding. All scheduled withdrawals from January 1, 2009 through June 30, 2012 were not made because the Partnership has not had sufficient available cash to honor such withdrawal requests, needed to have funds in reserve for operations, and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of Partnership capital in any calendar year, which would prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the Partnership capital will be distributed in any calendar year. No pro rata capital distributions were made during the six months ended June 30, 2012. In July and October 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4.3% of total tax basis partners’ capital.

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

Although normal market conditions have not applied to the Partnership over the past four years, when such conditions do apply, sales of Units to investors, reinvestment of limited partner distributions, portfolio loan payoffs, sales of foreclosed properties and advances on the Partnership’s line of credit (which has been fully repaid) provide the capital for new mortgage investments. If general market interest rates were to increase substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In addition, an additional increase in delinquencies on Partnership loans (including an increase in past maturity loans) could further reduce liquidity and could further reduce the cash available to invest in new loans and distribute to limited partners.  In contrast, a significant increase in the dollar amount of loan payoffs, sales of foreclosed properties and any additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. Such an increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would be required to invest the additional funds in lower yielding, short term investments.

Limited partner capital increased by approximately $1,587,000 during the six months ended June 30, 2012 due primarily to the adjustment to capital as a result of TOTB’s purchase of the member interest of PRC during the six month period. There were no reinvested distributions from limited partners during the six months ended June 30, 2012. Reinvested distributions from limited partners electing to reinvest were $56,000 for the six months ended June 2011. In April 2011, the General Partner suspended the Distribution Reinvestment Plan for all limited partners, in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership intends to amend its registration statement to withdraw the remaining registered Units as it no longer intends to sell Units under this registration statement or pursuant to the Distribution Reinvestment Plan. There were no limited partner withdrawals for the six months ended June 30, 2012 and 2011. Pro rata capital distributions totaling $11,587,000 were made to all partners during the year ended December 31, 2011. Limited partner withdrawal and capital distribution percentages have been 5.66%, 0.00%, 2.01%, 10.14% and 6.34% for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. These percentages are the annual average of the limited partners’ capital withdrawals in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,165,000 and $10,242,000 as of June 30, 2012 and December 31, 2011, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of June 30, 2012.

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (1850).  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Partnership had accrued an amount that a third party consultant had estimated would need to be paid to monitor and remediate the site. The majority of clean-up activities commenced during

2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $295,000 was paid by the Partnership from the previously established liability during 2012 and an additional $100,000 was accrued during the quarter ended June 30, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Partnership. As of June 30, 2012 and December 31, 2011, approximately $235,000 and $430,000, respectively, has been accrued on the Partnership’s books. All costs for this project will be paid from cash reserves.

It was determined subsequent to foreclosure of the applicable loans in November 2009 that additional renovation costs would be required to complete certain of the condominium units located in Phoenix, Arizona owned by the Partnership so that these units may be leased or sold. In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units. The total estimated cost to complete these units (including related costs, change orders and contingency) is now estimated to be approximately $3,187,000 As of June 30, 2012, approximately $2,180,000 has been paid/capitalized by the Partnership. Construction began during the third quarter of 2011 and should be completed in phases by the end of 2012. All improvement costs will be paid from cash reserves.

The Partnership has four delinquent loans with aggregate principal balances totaling approximately $24,203,000 that were originally secured by first, second and third deeds of trust secured by 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe (the “Project”). In July 2012 (subsequent to quarter end), the Partnership signed purchase agreements totaling $6,600,000 to acquire seven parcels in the Project that are contiguous to parcels securing the Partnership’s loans. These seven parcels provided partial security for the Partnership’s existing loans which were junior to senior loans that foreclosed on the property in 2010 and early 2011 by the present owners.  While these parcels were originally part of the security for the Partnership’s loans, management chose not to advance the funds to acquire the parcels at the foreclosure sales due to the bankruptcy of the borrower and the uncertainty surrounding the Project. As a result, there are multiple owners of the contiguous parcels.  For similar reasons, in July 2012 the Partnership also signed a letter of intent to acquire the senior note secured by two parcels on which the Partnership holds second and third deeds of trust for $1,400,000. In addition, the Partnership will advance $200,000 to obtain a release of the deed of trust that is senior to the Partnership’s loan on a single parcel in the second phase of the Project, and advance $100,000 for the option to acquire a note for $700,000 which is senior to the Partnership’s loan.

The Partnership will pay $4,000,000 out of cash reserves for the above purchases. The sellers of the parcels and notes will carry the balance of the purchase price which totals $5,000,000 at 5% with interest only, semi-annual payments due in four years from the close of escrow. Once these acquisitions are completed, it is anticipated that the Partnership will then foreclose on all of the deeds of trust and gain ownership of the related parcels. The Partnership will then own a total of 20 parcels which will include all of the parcels necessary to complete the first phase of the Project. Management made the decision to purchase these parcels and notes in order to protect the Partnership’s existing investment in the loans by securing controlling ownership of the first phase of the Project, which will enable the Partnership to move ahead with the sale or potential development of the Project.

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

PART I - Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of June 30, 2012, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
101
Financial statements from this quarterly report on Form 10-Q, formatted in XBRL: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Partners’ Capital for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to such Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: August 14, 2012	By:	/s/ William C. Owens
William C. Owens, President

Dated: August 14, 2012	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: August 14, 2012	By:	/s/ Melina A. Platt
Melina A. Platt, Controller