Form 10-Q
period 2012-09-30
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2012-11-14
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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
Yes [   ] No [X]

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011
(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$17,326,670	$12,232,121
Restricted cash	3,948,000	3,969,000
Certificates of deposit	996,858	1,994,055
Loans secured by trust deeds, net of allowance for losses of $24,941,076 in 2012 and $24,541,897 in 2011	40,215,214	44,879,979
Interest and other receivables	2,057,419	1,455,846
Vehicles, equipment and furniture, net of accumulated depreciation of $553,478 in 2012 and $444,902 in 2011	195,858	279,778
Other assets, net of accumulated amortization of $818,824 in 2012 and $751,065 in 2011	2,311,560	1,328,586
Investment in limited liability company	2,191,130	2,140,036
Real estate held for sale	68,709,511	13,970,673
Real estate held for investment, net of accumulated depreciation and amortization of $6,138,268 in 2012 and $6,458,712 in 2011	68,179,936	131,620,987
Total Assets	$206,132,156	$213,871,061

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$—	$73,584
Due to general partner	282,502	329,002
Accounts payable and accrued liabilities	3,600,271	3,211,321
Deferred gains	644,007	1,448,936
Note payable	10,125,755	10,242,431
Total Liabilities	14,652,535	15,305,274

PARTNERS’ CAPITAL (subject to redemption):
General partner	1,873,243	1,848,993
Limited partners	181,547,215	179,196,966
Total Owens Mortgage Investment Fund partners’ capital	183,420,458	181,045,959
Noncontrolling interests	8,059,163	17,519,828
Total partners’ capital	191,479,621	198,565,787
Total Liabilities and Partners’ Capital	$206,132,156	$213,871,061

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES:
Interest income on loans secured by trust deeds	$859,636	$1,867,100	$2,009,445	$4,669,755
Gain on sale of real estate, net	1,859,230	—	1,847,613	—
Recognition of deferred gain on sale of real estate	—	6,635	804,929	19,515
Rental and other income from real estate properties	3,427,716	3,546,324	10,105,320	9,280,469
Income from investment in limited liability company	37,921	37,486	116,094	114,378
Other income	1,574	18,177	5,168	23,151
Total revenues	6,186,077	5,475,722	14,888,569	14,107,268

EXPENSES:
Management fees to general partner	405,324	544,490	1,301,201	1,830,326
Servicing fees to general partner	41,158	62,511	123,300	218,426
Administrative/accounting	78,634	48,881	241,786	160,085
Legal and professional	276,251	128,448	838,550	412,115
Rental and other expenses on real estate properties	2,997,994	3,562,432	9,632,391	9,996,288
Interest expense	131,360	133,367	392,735	397,187
Environmental remediation expense	—	—	100,000	—
Provision for loan losses	551,570	730,239	399,179	1,518,969
Impairment losses on real estate properties	614,786	5,193,321	1,033,266	5,484,923
Other	15,821	23,362	68,272	77,240
Total expenses	5,112,898	10,427,051	14,130,680	20,095,559

Net income (loss)	$1,073,179	$(4,951,329)	$757,889	$(5,988,291)
Less: Net loss (income) attributable to non-controlling interests	41,149	(195,495)	(515,289)	(681,244)
Net income (loss) attributable to Owens Mortgage Investment Fund	$1,114,328	$(5,146,824)	$242,600	$(6,669,535)

Net income (loss) allocated to general partner	$11,381	$(50,875)	$2,513	$(68,619)

Net income (loss) allocated to limited partners	$1,102,947	$(5,095,949)	$240,087	$(6,600,916)

Net income (loss) allocated to limited partners per weighted average limited partnership unit	$0.004	$(0.018)	$0.001	$(0.023)

Weighted average limited partnership units	278,606,000	281,575,000	278,606,000	287,242,000

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital

For the Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2010	$2,259,916	290,019,136	$216,841,448	$219,101,364	$16,467	$219,117,831

Net (loss) income	(68,619)	55,745	(6,600,916)	(6,669,535)	681,244	(5,988,291)
Noncontrolling interests of newly consolidated LLC’s	—	—	—	—	16,257,427	16,257,427
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Partners’ capital distributions	(87,705)	(8,499,999)	(8,499,997)	(8,587,702)	—	(8,587,702)
Partners’ income distributions	(14,911)	—	(1,389,180)	(1,404,091)	(14,092)	(1,418,183)

Balances, September 30, 2011	$2,088,681	281,574,882	$200,351,355	$202,440,036	$17,076,990	$219,517,026

Balances, December 31, 2011	$1,848,993	278,605,524	$179,196,966	$181,045,959	$17,519,828	$198,565,787

Net income	2,513	—	240,087	242,600	515,289	757,889
Change in ownership interests in consolidated LLC (Note 5)	28,150	—	2,731,617	2,759,767	(9,959,767)	(7,200,000)
Partners’ income distributions	(6,413)	—	(621,455)	(627,868)	(16,187)	(644,055)

Balances, September 30, 2012	$1,873,243	278,605,524	$181,547,215	$183,420,458	$8,059,163	$191,479,621

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)

	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$757,889	$(5,988,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of real estate, net	(1,847,613)	(19,515)
Recognition of deferred gain on sale of real estate	(804,929)	—
Income from investment in limited liability company	(116,094)	(114,378)
Provision for loan losses	399,179	1,518,969
Bad debt expense	1,500	3,774
Impairment losses on real estate properties	1,033,266	5,484,923
Depreciation and amortization	1,846,158	2,251,984
Changes in operating assets and liabilities:
Interest and other receivables	(603,073)	(352,091)
Other assets	(1,050,734)	(297,025)
Accounts payable and accrued liabilities	485,770	(1,931,878)
Due to general partner	(46,500)	(262,695)
Net cash provided by operating activities	54,819	293,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	5,585,586	16,260,782
Investment in real estate properties	(2,436,773)	(846,827)
Net proceeds from disposition of real estate properties	8,866,691	—
Purchases of vehicles, equipment and furniture	(24,656)	(27,028)
Maturities of certificates of deposit	1,993,197	2,008,099
Purchases of certificates of deposit	(996,000)	(1,996,360)
Transfer from restricted to unrestricted cash	21,000	269,000
Distribution received from investment in limited liability company	65,000	65,000
Net cash provided by investing activities	13,074,045	15,732,666

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(116,676)	(112,222)
Distributions to noncontrolling interests	(16,187)	(14,092)
Contribution from noncontrolling interest	—	135,944
Partners’ capital distributions	—	(8,587,702)
Purchase of member’s interest in consolidated LLC	(7,200,000)	—
Partners’ income distributions	(701,452)	(1,271,974)
Net cash used in financing activities	(8,034,315)	(9,850,046)

Net increase in cash and cash equivalents	5,094,549	6,176,397

Cash and cash equivalents at beginning of period	12,232,121	1,089,060

Cash and cash equivalents at end of period	$17,326,670	$7,265,457

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$394,671	$399,125

See notes 2, 5 and 6 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership, (the “Partnership”) the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2012. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see notes 3, 4, 11 and 12).  Fair value estimates are derived from information available in the real estate markets including similar property and often require the experience and judgment of third parties such as real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves or write-downs. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Significant Accounting Policies

Loans Secured by Trust Deeds

Loans secured by trust deeds are stated at the principal amount outstanding. The Partnership’s portfolio consists primarily of commercial real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

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

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Operations

Revenue Recognition

The Partnership leases multifamily rental units under operating leases with terms of generally one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term. Rental income on commercial property is recognized on a straight-line basis over the term of each operating lease.
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

Environmental Remediation Liability

Liabilities related to future environmental remediation costs are recorded when remediation or monitoring or both are probable and the costs can be reasonably estimated. The Partnership’s environmental remediation liability related to the property located in Santa Clara, California (held within 1850 De La Cruz, LLC – see Notes 4 and 12) was recorded based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

Income Taxes

No provision for federal and state income taxes is made in the consolidated financial statements since the Partnership is not a taxable entity.  Accordingly, any income or loss is included in the tax returns of the partners.

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Partnership has elected to record interest and penalties related to unrecognized tax benefits, if any, in other expenses. The total amount of unrecognized tax benefits, including interest and penalties, at September 30, 2012 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. With few exceptions, the Partnership is no longer subject to federal and state income tax examinations by tax authorities for years before 2007.

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

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of September 30, 2012 and December 31, 2011 are as follows:
	2012	2011
By Property Type:
Commercial	$25,956,848	$29,552,531
Condominiums	10,129,631	10,369,534
Single family homes (1-4 units)	250,000	250,000
Improved and unimproved land	28,819,811	29,249,811
	$65,156,290	$69,421,876
By Deed Order:
First mortgages	$50,860,254	$48,710,380
Second and third mortgages	14,296,036	20,711,496
	$65,156,290	$69,421,876

Scheduled maturities of loans secured by trust deeds as of September 30, 2012 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest Rate	Interest Rate	Total
Year ending September 30:
2012 (past maturity)	$46,746,630	$—	$46,746,630
2013	1,700,000	2,000,000	3,700,000
2014	4,285,015	9,000,000	13,285,015
2015	—	—	—
2016	—	—	—
2017	—	—	—
Thereafter (through 2022)	104,645	1,320,000	1,424,645
	$52,836,290	$12,320,000	$65,156,290

Variable rate loans use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.17%, 0.62% and 1.65%, respectively, as of September 30, 2012), the prime rate (3.25% as of September 30, 2012) or the weighted average cost of funds index for Eleventh District savings institutions (1.07% as of September 30, 2012) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2012 and December 31, 2011:
	September 30, 2012	Portfolio	December 31, 2011	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	11.57%	$7,535,000	10.86%
California	45,278,449	69.49%	50,624,132	72.92%
Hawaii	2,000,000	3.07%	2,000,000	2.88%
Louisiana	1,320,000	2.03%	—	—%
Pennsylvania	4,021,946	6.17%	4,021,946	5.79%
Utah	2,594,632	3.98%	2,834,535	4.08%
Washington	2,406,263	3.69%	2,406,263	3.47%
	$65,156,290	100.00%	$69,421,876	100.00%

As of September 30, 2012 and December 31, 2011, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 69% ($45,278,000) and 73% ($50,624,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of September 30, 2012, approximately 81% of the Partnership’s mortgage loans were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past three years.

During the quarter ended September 30, 2012, the Partnership executed extension and modification agreements on two impaired loans with aggregate principal balances totaling approximately $3,485,000. The interest rates on both loans were lowered from 11% to 8% and 5%, respectively, and the maturity dates were extended to April 2014. In addition, all past due interest and late charges on one of the loans of approximately $240,000 were waived. During the nine months ended September 30, 2012, the Partnership extended to December 31, 2013 the maturity date of one loan with a principal balance of $800,000.

During the nine months ended September 30, 2011, the Partnership extended, by one year or less, the maturity dates of two loans with aggregate principal balances totaling $3,494,000.

During the nine months ended September 30, 2012, the Partnership recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carry back note with a remaining principal balance of approximately $4,891,000 was repaid in full by the buyer/borrower.

As of September 30, 2012 and December 31, 2011, approximately $65,052,000 (99.8%) and $64,402,000 (92.8%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. In recent years, many borrowers on Partnership loans have been unable to pay the full amount due at the maturity date.  The Partnership has allowed some of these borrowers to continue make the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of September 30, 2012 and December 31, 2011, the Partnership had fourteen and sixteen past maturity loans totaling approximately $46,747,000 and $46,666,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2012 and December 31, 2011, the Partnership had seventeen and eighteen loans, respectively, that were impaired totaling approximately $51,646,000 (79%) and $52,327,000 (75%), respectively.  This included thirteen and fourteen past maturity loans totaling $46,057,000 (71%) and $45,176,000 (65%), respectively. In addition, one and two loans totaling approximately $690,000 (1%) and $1,490,000 (2%), respectively, were past maturity but current in monthly payments as of September 30, 2012 and December 31, 2011, respectively (combined total of impaired and past maturity loans of $52,336,000 (80%) and $53,817,000 (78%), respectively). Of the impaired and past maturity loans, approximately $30,225,000 (46%) and $8,050,000 (12%), respectively, were in the process of foreclosure and $4,493,000 (7%) and $24,203,000 (35%), respectively, involved borrowers who were in bankruptcy as of September 30, 2012 and December 31, 2011.

During the nine months ended September 30, 2012, the Partnership foreclosed on no loans. During the nine months ended September 30, 2011, the Partnership foreclosed on eight loans with aggregate principal balances totaling approximately $45,610,000 and obtained the properties via the trustee’s sales. During the nine months ended September 30, 2012, one delinquent and past maturity loan with a principal balance of $430,000 was paid off in full by the borrower.

In October 2012 (subsequent to quarter end), the Partnership foreclosed on an impaired loan with a principal balance of $2,000,000 and obtained the property via the trustee’s sale. In addition, in October 2012 the borrower, on two Partnership loans secured by the same property with an aggregate principal balance of $1,863,000, had their bankruptcy lifted by the court and the Partnership’s trustee’s sale is scheduled to be held in November 2012.

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

The Partnership has four delinquent loans with aggregate principal balances totaling approximately $24,203,000 that were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe (the “Project”). In July 2012, the Partnership signed purchase agreements totaling $6,600,000 to acquire seven parcels in the Project that are contiguous to parcels securing the Partnership’s loans. These seven parcels had provided partial security for the Partnership’s existing loans which were junior to loans held by senior lenders that foreclosed on the property in 2010 and early 2011.  While these parcels were originally part of the security for the Partnership’s loans, management chose not to advance the funds to acquire the parcels at the foreclosure sales due to the bankruptcy of the borrower and the uncertainty surrounding the Project. As a result, there are multiple owners of the contiguous parcels.  For similar reasons, in July 2012, the Partnership also signed a letter of intent to acquire the senior note for $1,400,000 secured by two parcels on which the Partnership holds second and third deeds of trust. In addition, the Partnership will advance $200,000 to obtain a release of the deed of trust that is senior to the Partnership’s loan on a single parcel in the second phase of the Project, and advance $100,000 for the option to acquire a note for $700,000 which is senior to the Partnership’s loan.

As of September 30, 2012, the Partnership has paid $600,000 in deposits for the purchase of the parcels. The purchases are expected to close escrow in December 2012. The Partnership expects to pay a total of $4,000,000 in total out of cash reserves for the above purchases. The sellers of the parcels and notes are expected to provide financing for the balance of the purchase price which totals $5,000,000 at 5% interest with interest only, semi-annual payments until the note becomes due in four years from the close of escrow. Once these acquisitions are completed, it is anticipated that the Partnership will then foreclose on all of the deeds of trust and gain ownership of the related parcels. The Partnership will then own a total of 20 parcels which will include all of the parcels necessary to complete the first phase of the Project. Management made the decision to purchase these parcels and notes in order to protect the Partnership’s existing investment in the loans by securing controlling ownership of the first phase of the Project, which will enable the Partnership to move ahead with the sale or potential development of the Project.  As of September 30, 2012 and December 31, 2011, the Partnership had recorded a specific loan allowance on these loans of approximately $19,095,000 and $17,735,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

The following table shows the allocation of the allowance for loan losses as of and for the three and nine months ended September 30, 2012 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condominiums	Single Family Homes	Improved and Unimproved Land
2012					Total

Allowance for loan losses:
	Three Months Ended September 30, 2012
Beginning balance	$2,369,287	$3,855,281	$—	$18,164,938	$24,389,506
Charge-offs	—	—	—	—	—
(Reversal) Provision	(167,073)	(211,200)	—	929,843	551,570
Ending Balance	$2,202,214	$3,644,081	$—	$19,094,781	$24,941,076

	Nine Months Ended September 30, 2012
Beginning balance	$2,951,543	$3,855,281	$—	$17,735,073	$24,541,897
Charge-offs	—	—	—	—	—
(Reversal) Provision	(749,329)	(211,200)	—	1,359,708	399,179
Ending balance	$2,202,214	$3,644,081	$—	$19,094,781	$24,941,076

Ending balance: individually evaluated for impairment	$424,214	$3,644,081	$—	$19,094,781	$23,163,076

Ending balance: collectively evaluated for impairment	$1,778,000	$—	$—	$—	$1,778,000

Loans:
Ending balance	$25,956,848	$10,129,631	$250,000	$28,819,811	$65,156,290

Ending balance: individually evaluated for impairment	$12,446,848	$10,129,631	$250,000	$28,819,811	$51,646,290

Ending balance: collectively evaluated for impairment	$13,510,000	$—	$—	$—	$13,510,000

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the allocation of the allowance for loan losses for the three and nine months ended September 30, 2011 and as of December 31, 2011 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condo-miniums	Single Family Homes	Improved and Unimproved Land
2011					Total

Allowance for loan losses:
	Three Months Ended September 30, 2011
Beginning balance	$3,972,925	$5,530,473	$—	$16,716,118	$26,219,516
Charge-offs	—	(1,116,561)	—	(428,314)	(1,544,875)
(Reversal) Provision	(87,238)	6,691	—	810,786	730,239
Ending Balance	$3,885,687	$4,420,603	$—	$17,098,590	$25,404,880

	Nine Months Ended September 30, 2011
Beginning balance	$4,453,677	$15,706,726	$—	$15,908,112	$36,068,515
Charge-offs	—	(11,754,290)	—	(428,314)	(12,182,604)
(Reversal) Provision	(567,990)	468,167	—	1,618,792	1,518,969
Ending balance	$3,885,687	$4,420,603	$—	$17,098,590	$25,404,880

	As of December 31, 2011
Ending balance: individually evaluated for impairment	$701,543	$3,855,281	$—	$17,735,073	$22,291,897

Ending balance: collectively evaluated for impairment	$2,250,000	$—	$—	$—	$2,250,000

Ending balance	$2,951,543	$3,855,281	$—	$17,735,073	$24,541,897

Loans:
Ending balance	$29,552,531	$10,369,5344	$250,000	$29,249,811	$69,421,876

Ending balance: individually evaluated for impairment	$12,457,708	$10,369,534	$250,000	$29,249,811	$52,327,053

Ending balance: collectively evaluated for impairment	$17,094,823	$—	$—	$—	$17,094,823

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time past due as of September 30, 2012 and December 31, 2011:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
September 30, 2012

Commercial real estate	$—	$—	$12,446,848	$12,446,848	$13,510,000	$25,956,848
Condominiums	—	—	10,129,631	10,129,631	—	10,129,631
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	28,819,811	28,819,811	—	28,819,811
	$—	$—	$51,646,290	$51,646,290	$13,510,000	$65,156,290

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2011

Commercial real estate	$—	$—	$12,457,708	$12,457,708	$17,094,823	$29,552,531
Condominiums	—	—	10,369,534	10,369,534	—	10,369,534
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	29,249,811	29,249,811	—	29,249,811
	$—	$—	$52,327,053	$52,327,053	$17,094,823	$69,421,876

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of September 30, 2012 and December 31, 2011.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and nine months ended September 30, 2012:

	As of September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$12,085,930	$11,368,096	$—
Condominiums	2,639,751	2,594,631	—
Single family homes	250,195	250,000	—
Improved and unimproved land	4,618,391	4,616,974	—

With an allowance recorded:
Commercial Real Estate	1,079,699	1,078,752	424,214
Condominiums	7,983,281	7,535,000	3,644,081
Single family homes	—	—	—
Improved and unimproved land	24,704,084	24,202,837	19,094,781

Total:
Commercial Real Estate	$13,165,629	$12,446,848	$424,214
Condominiums	$10,623,032	$10,129,631	$3,644,081
Single family homes	$250,195	$250,000	$—
Improved and unimproved land	$29,322,475	$28,819,811	$19,094,781

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$12,046,985	$381,610	$11,900,346	$468,943
Condominiums	2,639,751	45,000	2,692,772	105,000
Single family homes	250,195	2,292	250,195	16,044
Improved and unimproved land	4,618,391	76,125	4,761,683	236,917

With an allowance recorded:
Commercial Real Estate	1,079,419	13,484	1,079,043	13,484
Condominiums	7,983,281	44,850	7,983,281	178,107
Single family homes	—	—	—	—
Improved and unimproved land	24,704,084	—	24,586,721	—

Total:
Commercial Real Estate	$13,126,404	$395,094	$12,979,389	$482,427
Condominiums	$10,623,032	$89,850	$10,676,053	$283,107
Single family homes	$250,195	$2,292	$250,195	$16,044
Improved and unimproved land	$29,322,475	$76,125	$29,348,404	$236,917

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2011 and for the three and nine months ended September 30, 2011:

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

Troubled Debt Restructurings

The Partnership has allocated approximately $424,000 and $116,000 of specific reserves to borrowers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011.  The Partnership has not committed to lend additional amounts to any of these borrowers.

During the three and nine months ended September 30, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: an extension of the maturity date and a reduction of the stated interest rate of the loan or a reduction in the monthly interest payments due under the loan with all deferred interest due at the extended maturity date.

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

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to loan modifications made by the Partnership during the three and nine months ended September 30, 2012 and 2011:
	Modifications During the Three Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial real estate	1	$655,485	$655,485
Improved and unimproved land	1	2,406,411	2,406,411

	Modifications During the Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial real estate	1	$655,485	$655,485
Improved and unimproved land	2	5,367,180	5,367,180

	Modifications During the Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial real estate	1	$236,652	$78,000
Condominiums	1	3,531,956	3,531,956
Improved and unimproved land	3	5,801,418	5,801,418

Troubled Debt Restructurings	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Improved and unimproved land	1	2,960,770

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

Notes to Consolidated Financial Statements (Unaudited)

The Partnership received capital distributions from 1850 of approximately $65,000 during the nine months ended September 30, 2012 and 2011. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $38,000 and $37,000 during the three months ended September 30, 2012 and 2011, respectively, and $116,000 and $114,000 during the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of September 30, 2012 and December 31, 2011 consists of the following properties acquired through foreclosure:

	2012	2011
Manufactured home subdivision development, Ione, California	$82,875	$244,400
Manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC) – see Note 6	—	2,003,046
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC) – transferred from held for investment	1,844,146	—
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC) – transferred from held for investment	7,851,451	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	408,000	432,000
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC) – transferred from held for investment	1,626,375	—
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC) – transferred from held for investment	3,250,375	—
Commercial buildings, Sacramento, California	3,890,968	3,890,968
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC) – transferred from held for investment	8,517,932	—
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred from held for investment	33,837,130	—
1/7th interest in single family home, Lincoln City, Oregon	85,259	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC)	7,315,000	7,315,000
	$68,709,511	$13,970,673

During the second quarter of 2012, the Partnership transferred the properties located in Auburn, Santa Barbara, San Diego, Sunnyvale, Oakland and Chico, California and Miami, Florida from held for investment to held for sale as they are now being actively marketed for sale and sales are expected within the next year.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the quarter ended September 30, 2012, the Partnership sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Partnership of approximately $1,863,000. In addition, during the quarter ended September 30, 2012, the Partnership sold one of the manufactured homes located in Ione, California for net sales proceeds of approximately $57,000 resulting in a loss to the Partnership of approximately $4,000.

In October 2012 (subsequent to quarter end), the Partnership sold the nineteen condominium units located in San Diego, California for net sales proceeds of approximately $2,181,000 resulting in a gain to the Partnership of approximately $555,000.

During the three and nine months ended September 30, 2012, the Partnership recorded the following impairment losses on real estate held for sale based on updated appraisals obtained:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Manufactured home subdivision development, Ione, California	$100,830	$100,830
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	—	328,240
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	24,000	24,000
	$124,830	$453,070

During the quarter ended September 30, 2011, the Partnership recorded an impairment loss of approximately $19,000 on the property held within The Last Resort & Marina, LLC as a result of an updated appraisal obtained on the property.

Foreclosure Activity

During the quarter ended September 30, 2011, the Partnership and a third party lender who participated in a first mortgage loan secured by industrial land located in Pomona, California with a principal balance to the Partnership of approximately $5,078,000 contributed their interests in the loan to a new limited liability company, 1875 West Mission Blvd., LLC (“1875”). The lenders then foreclosed on the subject loan and obtained the property via the trustee’s sale within the new LLC. See further details below under 1875 West Mission Blvd., LLC.

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

TOTB Miami, LLC

During the nine months ended September 30, 2011, the Partnership and two co-lenders (which included Owens Financial Group, Inc., or the General Partner, and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee’s sale. The Partnership and other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold and one which contains 160 vacant units that have not been renovated. Based on an appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/TOTB (excluding the Preferred Class A Units discussed below). Income and loss allocations will be made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011 (represented by its Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in TOTB, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $6,028,000 and $15,512,000 as of September 30, 2012 and December 31, 2011, respectively.

The net income (loss) to the Partnership from TOTB was approximately $148,000 and $(292,000) (including depreciation of $0 and $150,000) for the three months ended September 30, 2012 and 2011, respectively, and $(216,000) and $(954,000) (including depreciation of $299,000 and $399,000) for the nine months ended September 30, 2012 and 2011, respectively.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement of 1875, the Partnership has a 60% membership interest in 1875 and is entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interest of PNL was approximately $2,035,000 and $2,002,000 as of September 30, 2012 and December 31, 2011, respectively.

There was no net income or loss to the Partnership from 1875 for the three and nine months ended September 30, 2012 and 2011.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of September 30, 2012 and December 31, 2011:

	2012	2011
Light industrial building, Paso Robles, California	$1,463,049	$1,496,788
Commercial buildings, Roseville, California	779,902	805,383
Retail complex, Greeley, Colorado (held within 720 University, LLC)	12,070,643	12,308,400
Undeveloped land, Lake Charles, Louisiana (held within Dation, LLC)	256,108	—
Undeveloped residential land, Madera County, California	726,580	720,000
Undeveloped residential land, Marysville, California	403,200	403,200
Golf course, Auburn, California – transferred to held for sale	—	1,978,412
75 improved residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	3,878,400	3,878,400
Undeveloped industrial land, San Jose, California	1,958,400	2,044,800
Undeveloped commercial land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	4,049,839	4,118,400
Two improved residential lots, West Sacramento, California	130,560	182,400
Undeveloped residential land, Coolidge, Arizona	1,017,600	1,056,000
Office condominium complex (16 units), Roseville, California	3,991,440	4,068,199
Eight townhomes, Santa Barbara, California – transferred to held for sale	—	7,990,000
Nineteen condominium units, San Diego, California – transferred to held for sale	—	1,647,219
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,968,518	1,984,749
Industrial building, Sunnyvale, California – transferred to held for sale	—	3,294,903
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	7,261,872	5,376,000
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,887,757	4,958,857
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,691,185	4,800,000
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC)	4,162,161	4,246,550
45 condominium and 2 commercial units, Oakland, California – transferred to held for sale	—	8,653,490
Industrial building, Chico, California – see Note 5	—	6,720,000
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida – transferred to held for sale	—	34,011,709
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,444,322	2,466,328
6 improved residential lots, Coeur D’Alene, Idaho	969,600	1,342,000
Undeveloped residential and commercial land, Gypsum, Colorado	9,600,000	9,600,000
	$68,179,936	$131,620,987

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
Land	$32,541,463	$51,154,741
Buildings and improvements	41,776,741	86,924,958
	74,318,204	138,079,699
Less: Accumulated depreciation	(6,138,268)	(6,458,712)
	$68,179,936	$131,620,987

The acquisition of certain real estate properties through foreclosure (including real estate held for sale – see Note 5) resulted in the following non-cash activity for the nine months ended September 30, 2012 and 2011, respectively:
	2012	2011
Increases:
Real estate held for sale and investment	$—	$55,407,119
Noncontrolling interests	—	(16,257,427)
Accounts payable and accrued liabilities	—	(2,980,871)
Decreases:
Loans secured by trust deeds, net of allowance for loan losses	—	(33,427,406)
Interest and other receivables	—	(2,741,415)

See detail of other non-cash activity in Note 5 above.

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $315,000 and $777,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,670,000 and $2,096,000 for the nine months ended September 30, 2012 and 2011, respectively.

During the three and nine months ended September 30, 2012, the Partnership recorded the following impairment losses on real estate held for investment based on updated appraisals obtained:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

75 improved residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	$31,156	$31,156
Undeveloped industrial land, San Jose, California	86,400	86,400
Two improved residential lots, West Sacramento, California	—	51,840
Undeveloped residential land, Coolidge, Arizona	—	38,400
6 improved residential lots, Coeur D’Alene, Idaho	372,400	372,400
	$489,956	$580,196

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2011, the Partnership recorded the following impairment losses on real estate held for investment based on updated appraisals obtained or other indications of value:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Office condominium complex (16 units), Roseville, California	$3,247,413	$3,247,413
Two improved residential lots, West Sacramento, California	352,865	352,865
Undeveloped residential land, Coolidge, Arizona	1,043,816	1,043,816
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	—	291,602
6 improved residential lots, Coeur D’Alene, Idaho	530,000	530,000
	$5,174,094	$5,465,696

The impairment loss on the condominium units in Phoenix, Arizona was based on contracts executed during 2011 to complete unfinished units within the complex. The aggregate contract amounts were higher than previously estimated at the time of foreclosure of the related loan in December 2009.

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

Notes to Consolidated Financial Statements (Unaudited)

Dation, LLC

During the nine months ended September 30, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Partnership. In addition, during the nine months ended September 30, 2012, the Partnership paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was then assigned to the Partnership. The remaining model home was also sold during the second quarter of 2012 for cash of $25,000, resulting in a loss of approximately $12,000. Dation continues to own 40 acres of unimproved land. The Partnership intends to dissolve Dation during the fourth quarter of 2012 and assign the remaining land to the Partnership. The unimproved land with a book balance of approximately $256,000 was transferred to real estate held for investment as of March 31, 2012 due to the Partnership’s intention to hold the property for the foreseeable future.

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

The net income to the Partnership from 720 University was approximately $120,000 and $88,000 (including depreciation and amortization of $109,000 and $141,000) for the three months ended September 30, 2012 and 2011, respectively, and $208,000 and $95,000 (including depreciation and amortization of $331,000 and $371,000) for the nine months ended September 30, 2012 and 2011, respectively. The noncontrolling interest of the joint venture partner of approximately $(4,000) and $5,000 as of September 30, 2012 and December 31, 2011, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $12,071,000 and $12,308,000 as of September 30, 2012 and December 31, 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate net income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results for the nine months ended September 30, 2012 and 2011 were as follows:
	2012	2011
Anacapa Villas, LLC	$41,000	$(128,000)
Dation, LLC	2,000	(43,000)
DarkHorse Golf Club, LLC	(151,000)	(347,000)
Lone Star Golf, LLC	(79,000)	(176,000)
Baldwin Ranch Subdivision, LLC	(76,000)	(66,000)
The Last Resort and Marina, LLC	(16,000)	(26,000)
33rd Street Terrace, LLC	80,000	15,000
54th Street Condos, LLC	(258,000)	(284,000)
Wolfe Central, LLC	320,000	361,000
AMFU, LLC	(15,000)	25,000
Phillips Road, LLC	71,000	75,000
550 Sandy Lane, LLC	150,000	133,000
1401 on Jackson, LLC	27,000	(6,000)
Broadway & Commerce, LLC	68,000	—
Light industrial building, Paso Robles, California	137,000	149,000
Undeveloped industrial land, San Jose, California	(113,000)	(105,000)
Office condominium complex, Roseville, California	(39,000)	(45,000)
Storage facility/business, Stockton, California	205,000	177,000
Industrial building, Chico, California	(186,000)	(319,000)
Undeveloped land, Gypsum, Colorado	(257,000)	—

Certain of the Partnership’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to fifteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to September 30, 2012 and thereafter is as follows:

Year ending September 30:
2013	$5,759,620
2014	2,518,715
2015	1,924,404
2016	1,592,393
2017	1,059,835
Thereafter (through 2026)	2,893,500

$15,748,467

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

The General Partner at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $405,000 and $544,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,301,000 and $1,830,000 for the nine months ended September 30, 2012 and 2011, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $41,000 and $63,000 for the three months ended September 30, 2012 and 2011, respectively, and $123,000 and $218,000 for the nine months ended September 30, 2012 and 2011, respectively, and are included in the accompanying consolidated statements of operations. As of September 30, 2012 and December 31, 2011, the Partnership owed management and servicing fees to the General Partner in the amount of approximately $283,000 and $329,000, respectively.

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2012 and 2011. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2012, the management fees would have been $453,000 (increase of $47,000) and $1,356,000 (increase of $55,000), respectively, which would have decreased net income allocated to limited partners by approximately 4.3% and 22.7%, respectively, resulting in no change to net income allocated to limited partners per weighted average limited partner unit. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2011, the management fees would have been $688,000 (increase of $143,000) and $2,403,000 (increase of $572,000), respectively, which would have increased net loss allocated to limited partners by approximately 2.8% and 8.6%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.019 and $.025, respectively, from a loss of $.018 and $.023, respectively.

In determining the yield to the partners and hence the management fees, the General Partner may consider a number of factors, including current market yields, delinquency experience, cash and real estate activities. The General Partner expects that the management fees it receives from the Partnership will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Partnership, during the nine months ended September 30, 2012, the General Partner has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the Partnership Agreement, the General Partner receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by the General Partner for such charges totaled approximately $1,000 and $4,000 for the three months ended September 30, 2012 and 2011, respectively, and $36,000 and $778,000 for the nine months ended September 30, 2012 and 2011, respectively. In addition, the Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to the General Partner totaled approximately $0 and $8,000 for the nine months ended September 30, 2012 and 2011, respectively.

The General Partner originates all loans the Partnership invests in and receives loan origination and extension fees from borrowers. Such fees paid to the General Partner amounted to approximately $24,000 and $168,000 on loans originated or extended of approximately $800,000 and $10,240,000 for the nine months ended September 30, 2012 and 2011, respectively. A loan fee paid to the General Partner in the amount of $78,000 during the nine months ended September 30, 2011 was collected from the borrower upon payoff of the related loan in December 2010 and remitted to the General Partner in January 2011.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The General Partner is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the salary and related salary expense of the General Partner’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to the General Partner by the Partnership were $170,000 and $160,000 during the three months ended September 30, 2012 and 2011, respectively, and $500,000 and $477,000 during the nine months ended September 30, 2012 and 2011, respectively, including administrative/accounting and real estate operations salaries reimbursements.

The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts (the “GP Contribution Interest”) and, together with its carried interest (the “Carried Interest”); the General Partner has an interest at least equal to 1% of the limited partners’ capital accounts. The Carried Interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of September 30, 2012, the General Partner had made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its minimum required capital balance. There was no Carried Interest expense charged to the Partnership for the three and nine months ended September 30, 2012 and 2011, respectively.

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

NOTE 8 - NOTE PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,126,000 and $10,242,000 as of September 30, 2012 and December 31, 2011, respectively. The interest rate on the note is 5.07% per annum and requires monthly interest and principal payments of $56,816, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $131,000 and $133,000 for the three months ended September 30, 2012 and 2011, respectively, and $393,000 and $397,000 for the nine months ended September 30, 2012 and 2011, respectively.  The following table shows maturities by year on this note payable as of September 30, 2012:

Year ending September 30:
2013	$165,190
2014	173,885
2015	9,786,680
$10,125,755

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 – PARTNERS’ CAPITAL

The Partnership originally registered 200,000,000 Units under Registration No. 333-69272 of which 90,241,162 Units remained available for sale, at a purchase price of $1.00 per Unit, as of March 31, 2008. The Partnership filed a registration statement with the SEC on Form S-11, file number 333-150248, that was declared effective on April 30, 2008.  Subsequently, the Partnership filed a new registration statement with the SEC on Form S-11, file number 333-173249, that was declared effective on May 2, 2011. The new registration statement registered 80,043,274 Units that were previously registered and unsold pursuant to registration statement No. 333-150248. The Partnership intends to amend its registration statement to withdraw the remaining registered Units as it no longer intends to sell Units under this registration statement or pursuant to the Distribution Reinvestment Plan (as defined below).

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of September 30, 2012, the Partnership has received requests for withdrawal from limited partners holding approximately 108,200,000 Units, which represents approximately 38% of all outstanding limited partner Units and units represented by the Carried Interest and GP Contribution Interest. All scheduled withdrawals from January 1, 2009 through September 30, 2012 were not made because the Partnership has not had sufficient available cash to honor such withdrawal requests, needed to have funds in reserve for operations, to protect the Partnership’s interest in certain delinquent loans and to make needed improvements to real estate properties and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of the aggregate capital accounts of all outstanding limited partner Units in any calendar year, which would prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the aggregate capital accounts of all outstanding limited partner Units will be distributed in any calendar year. No pro rata capital distributions were made during the nine months ended September 30, 2012. During 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4% of the aggregate capital accounts of all outstanding limited partner Units.

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

NOTE 10 – CONTINGENCY RESERVES

In accordance with the Partnership Agreement, the Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the tax basis capital accounts of the limited partners. The cash capital contributions of the General Partner, up to a maximum of 1/2 of 1% of the limited partners’ capital accounts, may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership, which could lead to unanticipated losses upon sale of such assets.

The 1-1/2% contingency reserves required per the Partnership Agreement as of September 30, 2012 and December 31, 2011 were approximately $3,948,000 and $3,969,000, respectively, and are reported as restricted cash in the accompanying consolidated balance sheets. Cash, cash equivalents and/or certificates of deposit as of the same dates were accordingly maintained as reserves.

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

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined periodically by third party appraisals (by licensed appraisers), broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2012 and December 31, 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012
Nonrecurring:
Impaired loans:
Commercial	$655,485	—	—	$655,485
Condominiums	4,339,200	—	—	4,339,200
Improved and unimproved land	5,609,303	—	—	5,609,303
Total	$10,603,988	—	—	$10,603,988

Real estate properties:
Commercial	$2,252,146	—	—	$2,252,146
Condominiums	8,517,932	—	—	8,517,932
Single family homes	82,876	—	—	82,876
Improved and unimproved land	9,423,360	—	—	9,423,360
Total	$20,276,314	—	—	$20,276,314

2011
Nonrecurring:
Impaired loans:
Commercial	$492,809	—	—	$492,809
Condominiums	4,128,000	—	—	4,128,000
Improved and unimproved land	6,602,529	—	—	6,602,529
Total	$1,223,338	—	—	$11,223,338

Real estate properties:
Commercial	$15,161,367	—	—	$15,161,367
Condominiums	18,165,999	—	—	18,165,999
Single family homes	2,332,706	—	—	2,332,706
Improved and unimproved land	27,986,278	—	—	27,986,278
Total	$63,646,350	—	—	$63,646,350

The provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $549,000 and $760,000 during the three months ended September 30, 2012 and 2011, respectively, and $871,000 and $2,086,000 during the nine months ended September 30, 2012 and 2011, respectively. Impairment losses were recorded on real estate properties in the amounts of approximately $615,000 and $5,193,000 during the three months ended September 30, 2012 and 2011, respectively, and approximately $1,033,000 and $5,485,000 during the nine months ended September 30, 2012 and 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2012 and 2011, there were no transfers in or out of Levels 1 and 2.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired Loans:

Commercial	$655,485	Appraisal	Estimate of Future Improvements	13.9%
			Discount Rate	9.5%
Condominiums	$4,339,200	Appraisal	Capitalization Rate	6%
Improved and unimproved land	$5,609,303	Appraisal	Comparable Sales Adjustment Range	-23% to 33% (-23% to 33%)
			Discounts on Land improvements	66.7%
Real Estate Properties:

Commercial	$2,252,146	Appraisal	Comparable Sales Adjustment Range	-58% to 10% (-47.5% to 8.5%)
			Capitalization Rate	8.2%
			Estimate of Future Improvements	17.8%
Condominiums	$8,517,932	Appraisal	Capitalization Rates	4.5%
			Estimate of Future Improvements	1.6%
Single Family Homes	$82,876	Appraisal	Comparable Sales Adjustment Range	-23.4% to 0% (-23.4% to 0%)
			Discount Rate	25%
Improved and unimproved land	$9,423,360	Appraisal	Comparable Sales Adjustment Range	-70.3% to 62.7% (-23.3% to 25%)
			Estimate of Future Improvements	26.6%

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,275,000	$21,275,000	$—	$—	$21,275,000
Certificates of deposit	997,000	—	997,000	—	997,000
Loans secured by trust deeds	40,215,000	—	—	40,215,000	40,215,000
Investment in limited liability company	2,191,000	—	—	2,191,000	2,191,000
Interest and other receivables	2,057,000	—	2,057,000	—	2,057,000

Financial liabilities
Due to general partner	$283,000	$—	$283,000	$—	$283,000
Accrued interest payable	43,000	—	43,000	—	43,000
Note payable	10,126,000	—	—	10,211,000	10,211,000

		Fair Value Measurements at December 31, 2011
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,201,000	$16,201,000	$—	$—	$16,201,000
Certificates of deposit	1,994,000	—	1,994,000	—	1,994,000
Loans secured by trust deeds	44,880,000	—	—	44,880,000	44,880,000
Investment in limited liability company	2,140,000	—	—	2,140,000	2,140,000
Interest and other receivables	1,456,000	—	1,456,000	—	1,456,000

Financial liabilities
Due to general partner	$329,000	$—	$329,000	$—	$329,000
Accrued interest payable	45,000	—	45,000	—	45,000
Note payable	10,242,000	—	—	10,283,000	10,283,000

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

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 (see Note 4).  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Partnership had accrued an amount that a third party consultant had estimated would need to be paid to monitor and remediate the site. The majority of clean-up activities commenced during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $302,000 was paid by the Partnership from the previously established liability during 2012 and an additional $100,000 was accrued during the nine months ended September 30, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Partnership. As of September 30, 2012 and December 31, 2011, approximately $228,000 and $430,000, respectively, has been accrued on the Partnership’s books. All costs for this project will be paid from cash reserves.

Contractual Obligation

In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona and, together with other related costs, contingencies and change orders, the total estimated cost of the improvements are approximately $3,190,000. Construction began during the third quarter of 2011 and will be completed in phases during the last half of 2012. As of September 30, 2012, approximately $2,925,000 of the total project amount has been incurred and capitalized. All costs for this project will be paid from cash reserves.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

NOTE 13 – SUBSEQUENT EVENT

The board of directors of the General Partner, as the sole general partner of the Partnership, has authorized the filing of a registration statement on Form S-4 with the SEC in order to initiate a restructuring of the Partnership’s business operations to allow the Partnership to qualify as a real estate investment trust, or a REIT, for U.S. federal income tax purposes. The Form S-4 registration statement, File No. 333-184392 was initially filed with the SEC on October 11, 2012 and is available to the public over the Internet at the SEC’s website at http://www.sec.gov. The merger that is anticipated to effect the restructuring, the related restructuring transactions, and the election of REIT status is referred to as the “REIT conversion”. The General Partner believes that the REIT conversion will provide limited partners with increased opportunity for liquidity for their interests in the Partnership, while maintaining the business operations and assets of the Partnership. Subject to compliance with applicable REIT rules and regulations, the Partnership intends to operate its business after the REIT conversion substantially as it is currently conducted, while leaving substantially intact the current management structure and operating policies of the Partnership and substantially replicating limited partner’s existing rights in the Partnership in the REIT. The General Partner does not expect a significant change in the Partnership’s business operations as a result of the REIT conversion. The REIT conversion is not expected to change the Partnership’s investment objectives.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The REIT conversion is expected to include, among other things, the merger of the Partnership with and into Owens Realty Mortgage, Inc., a recently formed Maryland corporation. The limited partners will be asked to consider and vote upon a proposal to adopt and approve the merger agreement, which will effect the merger and implement the REIT conversion. Shortly following closing of the merger, Owens Realty Mortgage, Inc. intends to elect to be taxed as a REIT under the U.S. Internal Revenue Code. In the merger, limited partners are expected to receive one share of common stock, par value $0.01 per share, of Owens Realty Mortgage, Inc., or Common Stock, for every 25 limited partner units of the Partnership that he/she/it owns. Owens Realty Mortgage, Inc. currently intends to seek to have its Common Stock listed on a national exchange operated by The NASDAQ OMX Group, Inc., or on the New York Stock Exchange; however it may first have to seek to quote its Common Stock on the Over-the-Counter Bulletin Board and subsequently seek a listing on a national exchange at such time as it meets the applicable listing criteria. For a more detailed discussion of the contemplated REIT conversion, including a discussion of some of the potential risks associated with the REIT conversion, please see the registration statement on Form S-4 (and any amendments thereto) filed with the SEC by Owens Realty Mortgage, Inc., available to the public and over the Internet at the SEC’s website at http://www.sec.gov.

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

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the fair value of the property as collateral; (2) the valuation of real estate held for sale and investment (at acquisition and subsequently); and (3) the estimate of environmental remediation liabilities. At September 30, 2012, the Partnership owned thirty-two real estate properties, including seventeen within majority- or wholly-owned limited liability companies. The limited liability companies not wholly owned by the Partnership are held as follows: a 80.74% ownership interest in a limited liability company that owns property located in Miami, Florida (the General Partner holds the remaining ownership interests), a 60% ownership interest in a limited liability company that owns property located in Pomona, California (a third party holds the remaining ownership interest), and a 65% ownership interest in a limited liability company that owns property located in Greeley, Colorado (a third party holds the remaining ownership interests). The Partnership also has a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California (a third party holds the remaining ownership interest).

Loans secured by trust deeds are stated at the principal amount outstanding. The Partnership’s portfolio consists primarily of commercial real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

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

The Partnership leases multifamily rental units under operating leases with terms of generally one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term. Rental income on commercial property is recognized on a straight-line basis over the term of each operating lease. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate held for sale (including eight properties within consolidated limited liability companies) includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  After acquisition, real estate held for sale is analyzed periodically for changes in fair values.

Real estate held for investment includes real estate purchased or acquired in full or partial settlement of loan obligations generally through foreclosure (including nine properties within consolidated limited liability companies) that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held for investment is recorded at acquisition at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

Recent Activities

The board of directors of the General Partner, as the sole general partner of the Partnership, has authorized the filing of a registration statement on Form S-4 with the SEC in order to initiate a restructuring of the Partnership’s business operations to allow the Partnership to qualify as a real estate investment trust, or a REIT, for U.S. federal income tax purposes. The Form S-4 registration statement, File No. 333-184392 was initially filed with the SEC on October 11, 2012 and is available to the public over the Internet at the SEC’s website at http://www.sec.gov. The merger that is anticipated to effect the restructuring, the related restructuring transactions, and the election of REIT status is referred to as the “REIT conversion”. The General Partner believes that the REIT conversion will provide limited partners with increased opportunity for liquidity for their interests in the Partnership, while maintaining the business operations and assets of the Partnership. Subject to compliance with applicable REIT rules and regulations, the Partnership intends to operate its business after the REIT conversion substantially as it is currently conducted, while leaving substantially intact the current management structure and operating policies of the Partnership and substantially replicating limited partner’s existing rights in the Partnership in the REIT. The General Partner does not expect a significant change in the Partnership’s business operations as a result of the REIT conversion. The REIT conversion is not expected to change the Partnership’s investment objectives.

The REIT conversion is expected to include, among other things, the merger of the Partnership with and into Owens Realty Mortgage, Inc., a recently formed Maryland corporation. The limited partners will be asked to consider and vote upon a proposal to adopt and approve the merger agreement, which will effect the merger and implement the REIT conversion. Shortly following closing of the merger, Owens Realty Mortgage, Inc. intends to elect to be taxed as a REIT under the U.S. Internal Revenue Code. In the merger, limited partners are expected to receive one share of common stock, par value $0.01 per share, of Owens Realty Mortgage, Inc., or Common Stock, for every 25 limited partner units of the Partnership that he/she/it owns. Owens Realty Mortgage, Inc. currently intends to seek to have its Common Stock listed on a national exchange operated by The NASDAQ OMX Group, Inc., or on the New York Stock Exchange; however it may first have to seek to quote its Common Stock on the Over-the-Counter Bulletin Board and subsequently seek a listing on a national exchange at such time as it meets the applicable listing criteria. For a more detailed discussion of the contemplated REIT conversion, including a discussion of some of the potential risks associated with the REIT conversion, please see the registration statement on Form S-4 (and any amendments thereto) filed with the SEC by Owens Realty Mortgage, Inc., available to the public and over the Internet at the SEC’s website at http://www.sec.gov.

Related Parties

The General Partner of the Partnership is Owens Financial Group, Inc. (the “General Partner”).  All Partnership business is conducted through the General Partner, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership.  The fees received by the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner, subject to the limitations imposed by the Partnership Agreement. In the past, the General Partner has elected not to take the maximum compensation in order to maintain return to the limited partners at historical levels.  There can be no assurance that the General Partner will continue to do this in the future. The following is a list of various Partnership activities for which related parties are compensated.

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $405,000 and $544,000 for the three months ended September 30, 2012 and 2011, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $41,000 and $63,000 for the three months ended September 30, 2012 and 2011, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. Such fees paid to the General Partner amounted to approximately $24,000 and $168,000 on loans originated or extended of approximately $800,000 and $10,240,000 for the nine months ended September 30, 2012 and 2011, respectively. There were no such fees paid to OFG during the three months ended September 30, 2012 and 2011.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by the General Partner for such charges totaled approximately $1,000 and $4,000 for the three months ended September 30, 2012 and 2011, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). There were no such fees paid to the General Partner during the three months ended September 30, 2012 and 2011.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities. The General Partner is also entitled to reimbursement for the salaries and related salary expense of the General Partner’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $170,000 and $160,000 during the three months ended September 30, 2012 and 2011, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts (the “GP Contribution Interest”) and, together with its carried interest (the “Carried Interest”), the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This Carried Interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of September 30, 2012, the General Partner had made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no Carried Interest expense charged to the Partnership for the three months ended September 30, 2012 and 2011, respectively.

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

The Partnership originates loans secured by very diverse property types. In addition, the Partnership occasionally lends to borrowers to whom traditional lenders will not normally lend because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make deed of trust loans that are riskier than deed of trust loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property collateral, such as with lower loan-to-value ratios. The Partnership is not presently originating new deed of trust loans, as it must first either satisfy withdrawal requests of limited partners and/or make capital distributions pro rata to its limited partners of up to 10% of limited partners’ capital per calendar year with net proceeds from loan payoffs, real estate sales and/or capital contributions, as funds become available.

Due to the declining economy and reductions in real estate values over the past four years, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of September 30, 2012, approximately 80% of Partnership loans are impaired and/or past maturity. In addition, the Partnership now owns approximately $137,000,000 of real estate held for sale or investment.

It is possible that the Partnership will continue to experience losses in the future. Management expects that as non-delinquent Partnership loans are paid off by borrowers, interest income received by the Partnership will be reduced. In addition, the Partnership will likely foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may create larger operating losses. Management will attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future. Due to the large amount of unfulfilled withdrawal requests resulting in restrictions on origination of loans, the Partnership will be unable to take advantage of current favorable lending opportunities that could help to increase net income to the Partnership.

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

From 2007 to 2011, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate increased substantially from 5.0% in December 2007 to 9.4% in December 2008. However, the national unemployment rate declined to 7.8% in September 2012. The California unemployment rate has increased from 6.1% in December 2007 to 10.2% in September 2012.

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

Although currently the General Partner believes that only six of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), real estate values could decrease further. The Partnership continues to perform periodic evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material. As of December 31, 2011 and June 30, 2012, OMIF obtained updated appraisals on the majority of the properties securing its trust deed investments and its wholly- and majority-owned real estate properties.

Although it appears that the U.S. economy has recently experienced positive growth, continued unemployment could continue to negatively affect the values of real estate held by the Partnership and real estate securing Partnership loans. This could potentially lead to even greater delinquencies and foreclosures, further reducing the liquidity and net income, decreasing the cash available for distribution in the form of net income and capital redemptions, and increase real estate held by the Partnership.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of September 30, 2012, 69.5% of loans were secured by real estate in Northern California, while 11.5%, 6.2%, 4.0%, 3.7%, 3.1%, and 2.0% were secured by real estate in Arizona, Pennsylvania, Utah, Washington, Hawaii and Louisiana, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Total revenues	$6,186,077	$5,475,722	$14,888,569	$14,107,268
Total expenses	5,112,898	10,427,051	14,130,680	20,095,559

Net income (loss)	$1,073,179	$(4,951,329)	$757,889	$(5,988,291)

Less: Net (income) loss attributable to noncontrolling interests	41,149	(195,495)	(515,289)	(681,244)

Net income (loss) attributable to Owens Mortgage Investment Fund	$1,114,328	$(5,146,824)	$242,600	$(6,669,535)

Net income (loss) allocated to limited partners	$1,102,947	$(5,095,949)	$240,087	$(6,600,916)

Net income (loss) allocated to limited partners per weighted average limited partnership unit	$0.004	$(0.018)	$0.001	$(0.023)

Annualized rate of return to limited partners (1)	1.6%	(7.2)%	0.1%	(3.1)%

Distribution per average partner capital (yield) (2)	0.5%	0.9%	(0.4)%	(3.7)%

Weighted average limited partner units	278,606,000	281,575,000	278,606,000	287,242,000

(1)
The annualized rate of return to limited partners is calculated based upon the net income (loss) allocated to limited partners per weighted average limited partner unit as of September 30, 2012 and 2011 divided by the number of months during the period and multiplied by twelve months.

(2)
Distribution per average partner capital (yield) is the annualized average of the monthly tax basis yield to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution or net loss allocated to partners by the prior month’s weighted average tax basis partners’ capital balance.

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Total Revenues

Interest income on loans secured by trust deeds decreased $1,007,000 (54%) and $2,660,000 (57%) during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, primarily due to a decrease in the weighted average balance of the loan portfolio of approximately 34% and 44% during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 and an increase in the percentage of delinquent loans during 2012 as compared to 2011.

Net gain on sales of real estate increased $1,859,000 and $1,848,000 during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. During the three and nine months ended September 30, 2012, the Partnership recognized a gain of approximately $1,863,000 from the sale of the industrial building located in Chico, California and a loss of approximately $4,000 from the sale of a house in the manufactured home subdivision development located in Ione, California. During the nine months ended September 30, 2012, the Partnership also recognized a loss of approximately $12,000 from the sale of the remaining model home owned by Dation, LLC. There were no real estate sales during the three and nine months ended September 30, 2011.

Recognition of deferred gain on sale of real estate increased $785,000 during the nine months ended September 30, 2012, as compared to the same period in 2011, as the Partnership recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carry back note was repaid in full by the buyer/borrower during 2012.

Total Expenses

Management fees to the General Partner decreased $139,000 (26%) and $529,000 (29%) during the three and nine months ended September 30, 2012, as compared to the same periods in 2011.  The decrease was primarily the result of a decrease in the weighted average balance of the loan portfolio of approximately 34% and 44% during the three and nine months ended September 30, 2012 as compared to 2011 as the General Partner can only be paid management fees up to a maximum of 2.75% per year of the average unpaid balance of mortgage loans.

Servicing fees to the General Partner decreased $21,000 (34%) and $95,000 (44%) during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 34% and 44% during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.

The maximum servicing fees were paid to the General Partner during the three and nine months ended September 30, 2012 and 2011. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2012, the management fees would have been $453,000 (increase of $47,000) and $1,356,000 (increase of $55,000), respectively, which would have decreased net income allocated to limited partners by approximately 4.3% and 22.7%, respectively, resulting in no change to net income allocated to limited partners per weighted average limited partner unit. If the maximum management fees had been paid to the General Partner during the three and nine months ended September 30, 2011, the management fees would have been $688,000 (increase of $143,000) and $2,403,000 (increase of $572,000), respectively, which would have increased net loss allocated to limited partners by approximately 2.8% and 8.6%, respectively, and net loss allocated to limited partners per weighted average limited partner unit by the same percentages to a loss of $.019 and $.025, respectively, from a loss of $.018 and $.023, respectively.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2009, 2010 and 2011 and the nine months ended September 30, 2012 (annualized), the management fees were 0.89%, 1.00%, 2.19% and 2.64% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased substantially between 2009 and 2012, the total dollar amount of management fees paid to the General Partner has decreased because the average balance of the loan portfolio has decreased by approximately 73% between 2009 and 2012.

In determining the management fees and hence the yield to the partners, the General Partner may consider a number of factors, including current market yields, delinquency experience, cash and real estate activities. The General Partner expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Partnership, during the three and nine months ended September 30, 2012, the General Partner has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Administrative/accounting expense increased $30,000 (61%) and $82,000 (51%) during the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The Partnership Agreement provides that the Partnership may reimburse the General Partner for the salaries and related salary expenses of the General Partner’s non-management and non-supervisory personnel performing services which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). Such reimbursements have increased during 2012 as compared to 2011 because the General Partner was not reimbursed for the full amount that it could have been in 2011, but in 2012 chose to be reimbursed for the full amount of the actual salary and related salary costs of its non-management and non-supervisory personnel providing administrative and accounting services with respect to the Partnership’s assets.

Legal and professional expenses increased $148,000 (115%) and $426,000 (103%) during the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to increased legal costs incurred in 2012 related to certain regulatory matters and related documents and proposed filings for the Partnership and the cost of retaining a firm to appraise the majority of the Partnership’s trust deed and real estate assets as of December 31, 2011 and June 30, 2012.

Environmental remediation expense increased $100,000 (100%) during the nine months ended September 30, 2012, as compared to the same period in 2011, due to an additional accrual recorded by the Partnership as a result of an updated estimate of future costs to be incurred to remediate and monitor the contamination of the real properties owned by 1850 De La Cruz, LLC.

The provisions for loan losses of $552,000 and $399,000 during the three and nine months ended September 30, 2012, respectively, were the result of analyses performed on the loan portfolio. The general loan loss allowance increased $3,000 and decreased $472,000 during the three and nine months ended September 30, 2012, respectively, due to a small increase in the historical loss factor applied to non-impaired loans during the three month period and a decrease in non-impaired loans not analyzed for a specific allowance during the nine month period. The specific loan loss allowance increased $549,000 and $871,000 during the three and nine months ended September 30, 2012, as reserves were adjusted on seven impaired loans. The Partnership recorded a provision for loan losses of approximately $730,000 and $1,519,000, respectively, during the three and nine months ended September 30, 2011.

The impairment losses on real estate properties of $615,000 and $1,033,000 during the three and nine months ended September 30, 2012, respectively, were the result of updated appraisals or other valuation information obtained on certain Partnership real estate properties. The Partnership recorded impairment losses on real estate properties of $5,193,000 and $5,485,000 during the three and nine months ended September 30, 2011, respectively.

Net Loss from Rental and Other Real Estate Properties

Net income from rental and other real estate properties increased $446,000 (from a net loss of $16,000 to net income of $430,000) during the three months ended September 30, 2012, as compared to the same period in 2011, and increased $1,189,000 (from a net loss of $716,000 to net income of $473,000) during the nine months ended September 30, 2012, as compared to the same period in 2011, due primarily to the ability of the General Partner to increase the operating income or decrease operating losses on several Partnership real estate properties in 2011 and 2012, the fact that many of the residential real estate properties owned by the Partnership are close to being fully occupied by tenants and because the Partnership no longer recorded depreciation on seven properties during the quarter ended September 30, 2012 as they were transferred to held for sale as of June 30, 2012.

Financial Condition

September 30, 2012 and December 31, 2011

Loan Portfolio

The number of Partnership mortgage investments decreased from 25 to 24, and the average loan balance decreased from $2,777,000 to $2,715,000, between December 31, 2011 and September 30, 2012.

As of September 30, 2012 and December 31, 2011, the Partnership had seventeen and eighteen loans, respectively, that were impaired totaling approximately $51,646,000 (79%) and $52,327,000 (75%), respectively.  This included thirteen and fourteen past maturity loans totaling $46,057,000 (71%) and $45,176,000 (65%), respectively. In addition, one and two loans totaling approximately $690,000 (1%) and $1,490,000 (2%), respectively, were past maturity but current in monthly payments as of September 30, 2012 and December 31, 2011, respectively (combined total of impaired and past maturity loans of $52,336,000 (80%) and $53,817,000 (78%), respectively). Of the impaired and past maturity loans, approximately $30,225,000 (46%) and $8,050,000 (12%), respectively, were in the process of foreclosure and $4,493,000 (7%) and $24,203,000 (35%), respectively, involved borrowers who were in bankruptcy as of September 30, 2012 and December 31, 2011.

During the nine months ended September 30, 2012, the Partnership foreclosed on no loans. During the nine months ended September 30, 2011, the Partnership foreclosed on eight loans with aggregate principal balances totaling approximately $45,610,000 and obtained the properties via the trustee’s sales.

As of September 30, 2012 and December 31, 2011, the Partnership held the following types of mortgages:

	2012	2011
By Property Type:
Commercial	$25,956,848	$29,552,531
Condominiums	10,129,631	10,369,534
Single family homes (1-4 units)	250,000	250,000
Improved and unimproved land	28,819,811	29,249,811
	$65,156,290	$69,421,876
By Deed Order:
First mortgages	$50,860,254	$48,710,380
Second and third mortgages	14,296,036	20,711,496
	$65,156,290	$69,421,876

As of September 30, 2012 and December 31, 2011, approximately 69% and 73% of the Partnership’s mortgage loans were secured by real property in Northern California. In addition, approximately 81% of the Partnership’s mortgage loans as of September 30, 2012 were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past four years.

The Partnership’s investment in loans decreased by $4,266,000 (6.1%) during the nine months ended September 30, 2012 as a result of full and partial loan payoffs. The Partnership is not presently able to originate new loans, other than entering into loans as part of carryback financing for sales of real estate.

The allowance for loan losses increased by $399,000 and decreased by $10,664,000 (provision net of charge-offs) during the nine months ended September 30, 2012 and 2011, respectively.  The General Partner believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to limited partners.

Changes in the allowance for loan losses for the nine months ended September 30, 2012 and the year ended December 31, 2011 were as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance, beginning of period	$24,541,897	$36,068,515
Provision	399,179	9,074,121
Charge-offs	—	(20,600,739)
Balance, end of period	$24,941,076	$24,541,897

As of September 30, 2012 and December 31, 2011, there was a general allowance for loan losses of $1,778,000 and $2,250,000, respectively, and a specific allowance for loan losses on six and seven loans in the total amount of $23,163,076 and $22,291,897, respectively.

Real Estate Properties Held for Sale and Investment

As of September 30, 2012, the Partnership held title to thirty-two properties that were acquired through foreclosure with a total carrying amount of approximately $136,889,000 (including properties held in seventeen limited liability companies), net of accumulated depreciation of $6,138,000. As of September 30, 2012, properties held for sale total $68,709,000 and properties held for investment total $68,180,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the nine months ended September 30, 2012 and the year ended December 31, 2011 were as follows:
	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance, beginning of period	$145,591,660	$97,066,199
Real estate acquired through foreclosure, net of specific loan loss allowance	—	65,007,119
Investments in real estate properties	2,436,773	1,464,155
Two homes given to JV partner in settlement of accrued management fees	(96,819)	—
Sales of real estate properties	(8,339,079)	—
Impairment losses on real estate properties	(1,033,266)	(15,022,659)
Depreciation of properties held for investment	(1,669,822)	(2,923,154)
Balance, end of period	$136,889,447	$145,591,660

Twelve of the Partnership’s thirty-two properties do not currently generate revenue. Expenses from real estate properties have decreased from approximately $9,966,000 (including depreciation expense of $2,096,000) to $9,632,000 (including depreciation expense of $1,670,000) (decrease of 4%) for the nine months ended September 30, 2011 and 2012, respectively, and revenues associated with these properties have increased from approximately $9,280,000 to $10,105,000 (increase of 9%), thus generating a net income from real estate properties of $473,000 during the nine months ended September 30, 2012 (compared to a net loss of $716,000 for the same period in 2011).

During the quarter ended September 30, 2012, the Partnership sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Partnership of approximately $1,863,000. In addition, during the quarter ended September 30, 2012, the Partnership sold one of the manufactured homes located in Ione, California for net sales proceeds of approximately $57,000 resulting in a loss to the Partnership of approximately $4,000.

During the nine months ended September 30, 2012 and 2011, the Partnership recorded impairment losses on real estate held for sale and investment in the total amount of approximately $1,033,000 and $5,485,000, respectively, as a result of updated appraisals obtained or other indications of value.

In October 2012 (subsequent to quarter end), the Partnership sold the nineteen condominium units located in San Diego, California for net sales proceeds of approximately $2,181,000 resulting in a gain to the Partnership of approximately $555,000.

The Partnership and the General Partner (as members in TOTB Miami, LLC or “TOTB”) have signed a contract to sell the real property and related rights and property owned by TOTB for a sales price of $45,500,000 and is expected to close escrow in December 2012. In addition, the Partnership has signed a contract to sell the eight townhomes it owns in Santa Barbara, California (held within Anacapa Villas, LLC) for a sales price of $10,000,000 ($7,500,000 of financing to be provided by the Partnership) and is expected to close escrow in December 2012.

Dation, LLC

During the nine months ended September 30, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC, or “Dation”, were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Partnership. In addition, during the nine months ended September 30, 2012, the Partnership paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was then assigned to the Partnership. The remaining model home was sold during the second quarter of 2012 for cash of $25,000, resulting in a loss of approximately $12,000. Dation continues to own 40 acres of unimproved land in the park. The Partnership intends to dissolve Dation during the fourth quarter of 2012 and assign the remaining land to the Partnership.

TOTB Miami, LLC

During the nine months ended September 30, 2011, the Partnership and two co-lenders (which included the General Partner and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee’s sale. The Partnership and other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold and one which contains 160 vacant units that have not been renovated. Based on an appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/TOTB (excluding the Preferred Class A Units discussed below). Income and loss allocations will be made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011 (represented by its Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in TOTB, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The noncontrolling interests of the other members of TOTB totaled approximately $6,028,000 and $15,512,000 as of September 30, 2012 and December 31, 2011, respectively.

Foreclosure Activity

During the quarter ended September 30, 2011, the Partnership and a third party lender who participated in a first mortgage loan secured by industrial land located in Pomona, California with a principal balance to the Partnership of approximately $5,078,000 contributed their interests in the loan to a new limited liability company, 1875 West Mission Blvd., LLC (“1875”). The lenders then foreclosed on the subject loan and obtained the property via the trustee’s sale within 1875.

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

Cash and Cash Equivalents, Restricted Cash and Certificates of Deposit

Cash and cash equivalents, restricted cash and certificates of deposit increased from approximately $18,195,000 as of December 31, 2011 to approximately $22,272,000 as of September 30, 2012 (increase of $4,077,000 or 22%) due primarily to approximately $5,586,000 received from the full or partial payoff of trust deeds and approximately $8,867,000 received from sales of real estate properties, net of approximately $7,200,000 paid for the purchase of a member’s interest in TOTB and capitalized improvements to real estate properties of approximately $2,437,000 during the nine month period.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,456,000 as of December 31, 2011 to $2,057,000 as of September 30, 2012 ($602,000 or 41% increase) due primarily to delinquent property taxes and legal expenses paid related to delinquent loans during the nine months ended September 30, 2012. A portion of these advances resulted in additions to the Partnership’s specific loan loss allowance as of September 30, 2012.

Other Assets

Other assets increased from approximately $1,329,000 as of December 31, 2011 to approximately $2,312,000 as of September 30, 2012 ($983,000 or 74% increase), due primarily to capitalized offering costs incurred during the nine months ended September 30, 2012 in the total amount of approximately $521,000 related to a proposed securities filing that was recently completed for the Partnership and filed with the Securities and Exchange Commission and approximately $600,000 is deposits made into escrow for the purchase of parcels located in South Lake Tahoe, California contiguous to parcels securing four impaired Partnership loans (see further details below under Liquidity and Capital Resources).

Accrued Distributions Payable

Accrued distributions payable decreased from approximately $74,000 as of December 31, 2011 to $0 as of September 30, 2012 because there was no tax basis net income distributed to partners in October 2012 (for September 2012 activity).

Due to General Partner

Due to General Partner decreased from approximately $329,000 as of December 31, 2011 to approximately $283,000 as of September 30, 2012, ($46,000 or 14% decrease) due primarily to lower accrued management and service fees owed to the General Partner as of September 30, 2012 as compared to December 31, 2011. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above) and can fluctuate from month to month.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $3,211,000 as of December 31, 2011 to approximately $3,600,000 as of September 30, 2012 ($389,000 or 12% increase) due primarily to an increase in property taxes payable on Partnership real estate properties as of September 30, 2012.

Deferred Gains

Deferred gains decreased from approximately $1,449,000 as of December 31, 2011 to approximately $644,000 as of September 30, 2012 ($805,000 or 56% decrease) due to the full payoff of the carry back note by the buyer/borrower related to the sale of the Bayview Gardens property in 2006.

Noncontrolling Interests

Noncontrolling interests decreased from approximately $17,520,000 as of December 31, 2011 to approximately $8,059,000 as of September 30, 2012 ($9,461,000 or 54% decrease), due primarily to TOTB’s buyout of PRC’s interest in TOTB during the nine months ended September 30, 2012 and the adjustment to the Partnership’s capital balance as a result of an amendment to TOTB’s operating agreement as of the same date.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2012, management believes that the allowance for loan losses of approximately $24,941,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of September 30, 2012, seventeen loans totaling $51,646,000 were impaired. This included thirteen past maturity loans totaling $46,057,000. In addition, one loan of $690,000 was also past maturity but current in monthly payments as of September 30, 2012 (combined total of impaired and past maturity loans of $52,336,000). After the General Partner’s evaluation of the loan portfolio, the Partnership recorded an increase in the allowance for loan losses of approximately $399,000 (increase in specific loan loss allowance of $871,000 and decrease in general allowance of $472,000).  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral values of impaired and past maturity loans.

Liquidity and Capital Resources

The Partnership’s principle source of liquidity is its cash from operations and investments (including interest income, income from the sale of properties held for sale, income from loan payoffs and income from operation of certain properties held for investment).

During the nine months ended September 30, 2012, cash flows provided by operating activities approximated $55,000. Investing activities provided approximately $13,053,000 of net cash during the nine months ended September 30, 2012, as approximately $16,510,000 was received from the full or partial payoff of loans, sale of the industrial building located in Chico, California and the majority of real estate assets in Dation, LLC, as a distribution from 1850 De La Cruz, LLC and from the maturity of certificates of deposit, net of approximately $3,457,000 used for improvements to real estate properties, purchase of equipment and to invest in certificates of deposit.  Approximately $8,034,000 was used in financing activities, as $7,200,000 was used to purchase the member interest of PRC in TOTB, approximately $117,000 was used to repay the note payable securing the property within 720 University, LLC and approximately $718,000 was distributed to partners in the form of income distributions (including distributions to noncontrolling interests). The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of September 30, 2012, the Partnership has received requests for withdrawal from limited partners holding approximately 108,200,000 units, which represents approximately 38% of all outstanding limited partner units and units representing the Carried Interest and GP Contribution Interest. All scheduled withdrawals from January 1, 2009 through September 30, 2012 were not made because the Partnership has not had sufficient available cash to honor such withdrawal requests, needed to have funds in reserve for operations, to protect the Partnership’s interest in certain delinquent loans and to make needed improvements to real estate properties, and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of the aggregate capital accounts of all outstanding limited partner units in any calendar year, which would prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the aggregate capital accounts of all outstanding limited partner units will be distributed in any calendar year. No pro rata capital distributions were made during the nine months ended September 30, 2012. In July and October 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4% of the aggregate capital accounts of all outstanding limited partner units.

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

•	Any such payments are required to be made only from net proceeds and capital contributions (as defined) in the Partnership Agreement.

•	A maximum of $100,000 per limited partner may be withdrawn during any calendar quarter.

•	The General Partner is not required to establish a reserve fund for the purpose of funding withdrawals.

•
No more than 10% of the aggregate capital accounts of limited partners can be paid to limited partners through any combination of distributions of net proceeds and withdrawals during any calendar year, except upon a plan of dissolution of the Partnership.

Although normal market conditions have not applied to the Partnership over the past four years, when such conditions do apply, sales of units to investors, reinvestment of limited partner distributions, portfolio loan payoffs, sales of foreclosed properties and advances on the Partnership’s line of credit (which has been fully repaid) provide the capital for new mortgage investments. If general market interest rates were to increase substantially, investors might turn to interest-yielding investments other than Partnership units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In addition, an additional increase in delinquencies on Partnership loans (including an increase in past maturity loans) could further reduce liquidity and could further reduce the cash available to invest in new loans and distribute to limited partners.  In contrast, a significant increase in the dollar amount of loan payoffs, sales of foreclosed properties and any additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. Such an increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would typically invest the additional funds in lower yielding, short term investments.

Limited partner capital increased by approximately $2,350,000 during the nine months ended September 30, 2012 due primarily to the adjustment to capital as a result of TOTB’s purchase of the member interest of PRC during this nine month period. There were no reinvested distributions from limited partners during the nine months ended September 30, 2012. Reinvested distributions from limited partners electing to reinvest were $56,000 for the nine months ended September 30, 2011. In April 2011, the General Partner suspended the Distribution Reinvestment Plan for all limited partners, in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership intends to amend its registration statement to withdraw the remaining registered Units as it no longer intends to sell Units under this registration statement or pursuant to the Distribution Reinvestment Plan. There were no limited partner withdrawals or capital distributions during the nine months ended September 30, 2012. Pro rata capital distributions totaling $11,588,000 were made to all partners during the year ended December 31, 2011. Limited partner withdrawal and capital distribution percentages have been 5.66%, 0.00%, 2.01%, 10.14% and 6.34% for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. These percentages are the annual average of the limited partners’ withdrawals and capital distributions in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

The Partnership Agreement provides that the total amount of indebtedness incurred by the Partnership cannot exceed the sum of 50% of the aggregate fair market value of all Partnership loans. Until December 2010, the Partnership had a line of credit agreement with a group of three banks that provided interim financing on mortgage loans invested in by the Partnership. The line of credit was repaid in full by the Partnership in December 2010. Because of such repayment, various restrictions on the Partnership’s capital resources imposed by the line of credit agreement no longer apply.

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,126,000 and $10,242,000 as of September 30, 2012 and December 31, 2011, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. The Partnership anticipates that this note will be paid off from the proceeds of the eventual sale of the property. Alternatively, the note may be refinanced.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of September 30, 2012.

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850.  As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook Ventures, LLC, or Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Partnership had accrued an amount that a third party consultant had estimated would need to be paid to monitor and remediate the site. The majority of clean-up activities commenced during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $302,000 was paid by the Partnership from the previously established liability during 2012 and an additional $100,000 was accrued during the nine months ended September 30, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Partnership. As of September 30, 2012 and December 31, 2011, approximately $228,000 and $430,000, respectively, has been accrued on the Partnership’s books. All costs for this project will be paid from cash reserves.

It was determined subsequent to foreclosure of the applicable loans in November 2009 that additional renovation costs would be required to complete certain of the condominium units located in Phoenix, Arizona owned by the Partnership so that these units may be leased or sold. In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units. The total estimated cost to complete these units (including related costs, change orders and contingency) is now estimated to be approximately $3,190,000. As of September 30, 2012, approximately $2,925,000 has been incurred and capitalized by the Partnership. Construction began during the third quarter of 2011 and should be completed in phases by the end of 2012. All improvement costs will be paid from cash reserves.

The Partnership has four delinquent loans with aggregate principal balances totaling approximately $24,203,000 that were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe (the “Project”). In July 2012 (subsequent to quarter end), the Partnership signed purchase agreements totaling $6,600,000 to acquire seven parcels in the Project that are contiguous to parcels securing the Partnership’s loans. These seven parcels had provided partial security for the Partnership’s existing loans which were junior to loans held by senior lenders that foreclosed on the property in 2010 and early 2011.  While these parcels were originally part of the security for the Partnership’s loans, management chose not to advance the funds to acquire the parcels at the foreclosure sales due to the bankruptcy of the borrower and the uncertainty surrounding the Project. As a result, there are multiple owners of the contiguous parcels.  For similar reasons, in July 2012, the Partnership also signed a letter of intent to acquire the senior note for $1,400,000 secured by two parcels on which the Partnership holds second and third deeds of trust. In addition, the Partnership will advance $200,000 to obtain a release of the deed of trust that is senior to the Partnership’s loan on a single parcel in the second phase of the Project, and advance $100,000 for the option to acquire a note for $700,000 which is senior to the Partnership’s loan.

As of September 30, 2012, the Partnership has paid $600,000 in deposits for the purchase of the parcels. The purchases are expected to close escrow in December 2012. The Partnership expects to pay a total of $4,000,000 out of cash reserves for the above purchases. The sellers of the parcels and notes are expected to provide financing for the balance of the purchase price which totals $5,000,000 at 5% interest with interest only, semi-annual payments until the note becomes due in four years from the close of escrow. Once these acquisitions are completed, it is anticipated that the Partnership will then foreclose on all of the deeds of trust and gain ownership of the related parcels. The Partnership will then own a total of 20 parcels which will include all of the parcels necessary to complete the first phase of the Project. Management made the decision to purchase these parcels and notes in order to protect the Partnership’s existing investment in the loans by securing controlling ownership of the first phase of the Project, which will enable the Partnership to move ahead with the sale or potential development of the Project.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of the tax basis capital accounts of the limited partners. The cash capital contributions of OFG, up to a maximum of 1/2 of 1% of the limited partners’ capital accounts, may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of September 30, 2012, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures are effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Partnership may become involved in various types of legal proceedings including, but not limited to, assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, and judicial foreclosure. These proceedings may seek to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup the Partnership’s investment from the real property secured by the deeds of trust.  The Partnership believes that it is not party to any pending legal or arbitration proceedings that would have a material adverse effect on its financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on net income in any particular period.

Item 5. Other Information

On September 20, 2012, TOTB Miami, LLC (“TOTB”), a limited liability company wholly-owned by the Partnership and the General Partner, and MI-1900 Treasures Investor LLC, a Delaware limited liability company (“the Buyer”) entered into a Purchase Agreement and Deposit Receipt (the “Agreement”), whereby the Buyer has agreed, subject to the terms and conditions of the Agreement, to purchase all of the real property (constituting 169 residential condominium units, a residential apartment building containing 160 units, and certain undeveloped real property) and certain associated rights and properties held by TOTB (collectively, the “Property”). The purchase price to be paid by the Buyer to TOTB for the Property shall be $45,500,000, all cash payable as follows: (i) the sum of $2,000,000 shall be paid from a deposit made to an escrow agent to secure the Buyer’s performance; and (ii) the balance of $43,500,000, subject to adjustments and proration provided for in the Agreement, shall be made by the Buyer in good collective funds to TOTB. There are no material relationships between the Partnership and its affiliates and the Buyer, other than in respect of the Agreement.

Commencing on the date of the Agreement, the Buyer had until November 5, 2012 (the “Inspection Period”) to conduct independent investigations, studies and tests as the Buyer deemed necessary concerning TOTB’s ownership, operation, use, development and/or suitability of the Property for the Buyer’s intended purposes. On November 1, 2012, TOTB and the Buyer entered into the First Amendment to the Agreement in order to: (i) extend the Inspection Period to November 27, 2012; and (ii) extend the closing date from December 5, 2012 to December 7, 2012, subject to other provisions of the Agreement and fulfillment of all closing conditions. In the event the Buyer is not satisfied with the results of the Buyer’s inspection, or for any other reason, in the Buyer’s sole and absolute discretion, the Buyer may cancel the Agreement and the transactions contemplated thereby prior to the expiration of the Inspection Period, in which event the escrow agent shall return the deposit of $2,000,000 and all interest thereon to the Buyer and whereby on all parties shall be released from all further obligations under the Agreement (except those that expressly survive the termination of the Agreement).  The Agreement provides that TOTB shall retain all rights in, to and under those certain currently pending lawsuits with respect to the Property and described therein (the “Reserved Rights”). At the closing of the transactions contemplated by the Agreement, the Buyer and TOTB intend to enter into an indemnity and cooperation agreement regarding the Reserved Rights to better identify the rights and obligations with respect thereto.

The Partnership can give no assurance that the transactions contemplated by the Agreement will be consummated.

Item 6. Exhibits

(a)   Exhibits
10.1	Purchase Agreement and Deposit Receipt*
10.2	First Amendment to Purchase Agreement and Deposit Receipt
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications pursuant to 18 U.S.C. Section 1350
101
Financial statements from this quarterly report on Form 10-Q, formatted in XBRL: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to such Consolidated Financial Statements.

*Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: November 14, 2012	By:	/s/ William C. Owens
William C. Owens, President and Chief Executive Officer

Dated: November 14, 2012	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer and Secretary

Dated: November 14, 2012	By:	/s/ Melina A. Platt
Melina A. Platt, Controller