Form 10-K
period 2012-12-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2013-03-27
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

   (Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2012, the aggregate value of limited partnership units held by non-affiliates was approximately $179,348,000.  This calculation is based on the book basis capital account balances of the limited partners and excludes limited partnership units held by the general partner.

Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

PART I

Item 1. BUSINESS

Owens Mortgage Investment Fund (the Partnership) is a California limited partnership organized on June 14, 1984, which invests in first, second, third, wraparound and construction mortgage loans and loans on leasehold interest mortgages. In June 1985, the Partnership became the successor-in-interest to Owens Mortgage Investment Fund I, a California limited partnership formed in June 1983 with the same policies and objectives as the Partnership. In October 1992, the Partnership changed its name from Owens Mortgage Investment Partnership II to Owens Mortgage Investment Fund, a California Limited Partnership. The address of the Partnership is P.O. Box 2400, 2221 Olympic Blvd., Walnut Creek, CA 94595. Its telephone number is (925) 935-3840.

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

The following table shows the total Partnership capital, mortgage investments, real estate properties and net income (loss) attributable to the Partnership as of and for the years ended December 31, 2012, 2011, 2010, 2009, 2008 and 2007:

	Total Partners’ Capital	Mortgage Investments	Real Estate Properties	Net (Loss) Income
2012……………………….	$180,168,395	$70,262,262	$127,773,349	$(1,679,820)
2011……………………….	$181,045,959	$69,421,876	$145,591,660	$(24,744,255)
2010……………………….	$219,101,364	$157,665,495	$97,066,199	$(22,837,520)
2009……………………….	$243,850,605	$211,783,760	$79,888,536	$(20,136,105)
2008……………………….	$273,203,409	$262,236,201	$58,428,572	$2,163,164
2007……………………….	$298,743,630	$277,375,481	$53,223,652	$21,592,606

As of December 31, 2012, the Partnership held investments in 24 mortgage loans, secured by liens on title and leasehold interests in real property. Seventy-five percent (75%) of the mortgage loans are located in Northern California. The remaining 25% are located in Arizona, Louisiana, Pennsylvania, Utah, and Washington.

The following table sets forth the types and maturities of mortgage investments held by the Partnership as of December 31, 2012:

TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
(As of December 31, 2012)

	Number of Loans	Amount	Percent

1st Mortgages	21	$53,544,038	76.21%
2nd and 3rd Mortgages	3	16,718,224	23.79%
	24	$70,262,262	100.00%

Maturing on or before December 31, 2012	14	$46,746,629	66.53%
Maturing on or between January 1, 2013 and December 31, 2014	8	22,094,755	31.45%
Maturing on or between January 1, 2015 and March 1, 2022	2	1,420,878	2.02%
	24	$70,262,262	100.00%

Commercial	14	$23,953,081	34.09%
Condominiums	3	17,629,631	25.09%
Single family homes (1-4 units)	1	250,000	0.36%
Improved and unimproved land	6	28,429,550	40.46%
	24	$70,262,262	100.00%

The Partnership has established an allowance for loan losses of approximately $24,418,000 as of December 31, 2012. The above amounts reflect the gross amounts of the Partnership’s mortgage investments without regard to such allowance.

The average loan balance of the mortgage loan portfolio is $2,928,000 as of December 31, 2012. Of such investments, 25.4% earn a variable rate of interest and 74.6% earn a fixed rate of interest. All were negotiated according to the Partnership’s investment standards.

The Partnership has other assets in addition to its mortgage investments, comprised principally of the following:

•	$27,396,000 in cash and cash equivalents required to transact the business of the Partnership and/or in conjunction with contingency reserve requirements;

•	$127,773,000 in real estate held for sale and investment;

•	$2,142,000 in investment in limited liability company;

•	$3,485,000 in interest and other receivables; and

•	$1,835,000 in other assets.

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

A review normally includes conducting a physical evaluation of the property securing the loan and the area in which the property is located, and obtaining information regarding the property’s occupancy. In some circumstances, the General Partner may determine that a more extensive review is warranted, and may obtain an updated appraisal, updated financial information on the borrower or other information. During 2012, the Partnership obtained updated appraisals on the majority of the properties securing its trust deed investments and its wholly- and majority- owned real estate properties.

As of December 31, 2012 and 2011, the Partnership had sixteen and eighteen loans, respectively, that were impaired totaling approximately $49,252,000 and $52,327,000, respectively. This included thirteen and fourteen matured loans totaling $46,057,000 and $45,176,000, respectively. In addition, one and two loans totaling approximately $690,000 and $1,490,000 were past maturity but current in monthly payments as of December 31, 2012 and 2011, respectively (combined total of impaired and past maturity loans of $49,942,000 and $53,817,000, respectively). Of the impaired and past maturity loans, approximately $28,225,000 and $8,050,000, respectively, were in the process of foreclosure and $4,493,000 and $24,203,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2012 and 2011. The Partnership foreclosed on one and ten loans during the years ended December 31, 2012 and 2011, respectively, with aggregate principal balances totaling $2,000,000 and $61,438,000, respectively, and obtained the properties via the trustee’s sales.

During the year ended December 31, 2012, the Partnership executed extension and modification agreements on two impaired loans with aggregate principal balances totaling approximately $3,485,000. The interest rates on both loans were lowered from 11% to 8% and 5%, respectively, and the maturity dates were extended to April 2014. In addition, all past due interest on one of the loans of approximately $240,000 was waived.

During the years ended December 31, 2012 and 2011, the Partnership extended the maturity dates of one and three loans, respectively, on a short-term basis (three years or less) with aggregate principal balances totaling approximately $800,000 and $3,623,000, respectively.

Of the $52,327,000 in loans that were impaired as of December 31, 2011, $49,507,000 remained impaired as of December 31, 2012, $2,000,000 of such loans were foreclosed and became real estate owned by the Partnership during 2012, and $820,000 were paid off by the borrowers.

Following is a table representing the Partnership’s delinquency experience (over 90 days) and foreclosures by the Partnership as of and during the years ended December 31, 2012, 2011, 2010 and 2009:

	2012	2011	2010	2009
Delinquent Loans	$49,252,000	$52,327,000	$121,565,000	$146,039,000
Loans Foreclosed	$2,000,000	$61,438,000	$36,174,000	$34,907,000
Total Mortgage Investments	$70,262,000	$69,422,000	$157,665,000	$211,784,000
Percent of Delinquent Loans to Total Loans	70.10%	75.38%	77.10%	68.96%

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

Compensation and Reimbursement from the Partnership

Management Fees

Management fees to the General Partner are paid pursuant to the Seventh Amended and Restated Limited Partnership Agreement of the Partnership (the Partnership Agreement) and are determined at the sole discretion of the General Partner. The management fee is paid monthly and cannot exceed 2.75% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each of the 12 months in the calendar year. Since this fee is paid monthly, it could exceed 2.75% in one or more months, but the total fee in any one year is limited to a maximum of 2.75%, and any amount paid above this must be repaid by the General Partner to the Partnership. The General Partner is entitled to receive a management fee on all loans, including those that are delinquent. The General Partner believes this is justified by the added effort associated with such loans. In order to maintain a competitive yield for the Partnership, the General Partner in the past has chosen not to take the maximum allowable compensation; however, due to reduced levels of mortgage investments held by the Partnership lately, the General Partner has chosen to take close to the maximum compensation that it is able to take and will likely continue to take the maximum compensation for the foreseeable future. A number of factors are considered in the General Partner’s monthly meeting to determine the yield to pay to partners. These factors include:

•	Interest rate environment and recent trends in interest rates on loans and similar investment vehicles;

•	Delinquencies on Partnership loans;

•	Level of cash held pending investment in mortgage loans; and

•	Real estate activity, including net income and losses from real estate and gains/losses from sales.

Once the yield is set and all other items of tax basis income and expense are determined for a particular month, the management fees are also set for that month. Generally, large fluctuations in the management fees paid to the General Partner are normally a result of extraordinary items of income or expense within the Partnership (such as gains or losses from sales of real estate, etc.) or fluctuations in the level of delinquent loans.

If the maximum management fees had been paid to the General Partner during the year ended December 31, 2012, the management fees would have been $1,811,000 (increase of $50,000), which would have increased the net loss allocated to limited partners by approximately 3.0% and would not have changed net loss allocated to limited partners per weighted average limited partner unit. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2011, the management fees would have been $2,909,000 (increase of $597,000), which would have increased the net loss allocated to limited partners by approximately 2.4% and would have increased the net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.088 from a loss of $0.086. The maximum management fee permitted under the Partnership Agreement is 2 .75% per year of the average unpaid balance of mortgage loans. For the years 2012, 2011, 2010, 2009, 2008 and 2007, the management fees were 2.67%, 2.19%, 1.00%, 0.89%, 1.53% and 0.79% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased substantially between 2009 and 2012, the total dollar amount of management fees paid to the General Partner has decreased because the weighted balance of the loan portfolio has decreased by approximately 67% between 2009 and 2012.

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

Late Payment Charges

The General Partner is entitled to receive all late payment charges paid by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees), with the exception of loans participated with outside entities.  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. Generally, on the majority of the Partnership’s loans, the late payment fee charged to the borrower for late payments is 10% of the payment amount. In addition, on the majority of the Partnership’s loans, the additional interest charge required to be paid by borrowers once a loan is past maturity is in the range of 3%-5% (paid in addition to the pre-default interest rate).

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

The Partnership invests primarily in real estate loans on commercial, industrial and residential income-producing real property and land. Substantially all mortgage loans of the Partnership are arranged by the General Partner, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, the General Partner is continuously evaluating prospective investments. The General Partner originates loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. The Partnership may purchase or participate in existing loans that were originated by other lenders. Such a loan might be obtained by the Partnership from a third party at an amount equal to or less than its face value. The General Partner evaluates all potential mortgage loan investments to determine if the security for the loan and the loan-to-value ratio meet the standards established for the Partnership, and if the loan meets the Partnership’s investment criteria and objectives.

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

Types of Mortgage Loans

The Partnership invests in first, second, and third mortgage and deed of trust loans, wraparound and participating mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages and deeds of trust. The Partnership does not ordinarily make or invest in mortgage and deed of trust loans with a maturity of more than 15 years, and most loans have terms of 1-3 years. Virtually all loans provide for monthly payments of interest and some also provide for principal amortization. Most Partnership loans provide for payments of interest only and a payment of principal in full at the end of the loan term. The General Partner does not generally originate loans with negative amortization provisions. The Partnership does not have any policies directing the portion of its assets that may be invested in construction or rehabilitation loans, loans secured by leasehold interests and second, third and wrap-around mortgage and deed of trust loans. However, the General Partner recognizes that these types of loans are riskier than first deeds of trust on income-producing, fee simple properties and will seek to minimize the amount of these types of loans in the Partnership’s portfolio. Additionally, the General Partner will consider that these loans are riskier when determining the rate of interest on the loans.

First Mortgage Loans

First mortgage and deed of trust loans are secured by first deeds of trust on real property. Such loans are generally for terms of 1-3 years. In addition, such loans do not usually exceed 80% of the appraised value of improved residential real property, 50% of the appraised value of unimproved real property, and 75% of the appraised value of commercial property.

Second and Wraparound Mortgage Loans

Second and wraparound mortgage and deed of trust loans are secured by second or wraparound deeds of trust on real property which is already subject to prior mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the mortgaged property. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loans, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, the Partnership generally makes principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans.

Third Mortgage Loans

Third mortgage and deed of trust loans are secured by third deeds of trust on real property which is already subject to prior first and second mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the mortgaged property.

Construction and Rehabilitation Loans

Construction and rehabilitation loans are loans made for both original development and renovation of property. Construction and rehabilitation loans invested in by the Partnership are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the mortgaged property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value. The Partnership will not usually disburse funds on a construction or rehabilitation loan until work in the previous phase of the project has been completed, and an independent inspector has verified completion of work to be paid for. In addition, the Partnership requires the submission of signed labor and material lien releases by the contractor in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds. As of December 31, 2012, the Partnership’s loan portfolio does not contain any construction or rehabilitation loans.

Leasehold Interest Loans

Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest at origination. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit the General Partner to cure any default under the lease. As of December 31, 2012, the Partnership’s loan portfolio does not contain any leasehold interest loans.

Variable Rate Loans

Approximately 25.4% ($17,820,000) and 22.9% ($15,905,000) of the Partnership’s loans as of December 31, 2012 and 2011, respectively, bear interest at a variable rate. Variable rate loans originated by the General Partner may use indices such as the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board).The General Partner may negotiate spreads over these indices of from 2.0% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

One-year Treasury Constant Maturity Index	0.16%	0.12%

Five-year Treasury Constant Maturity Index	0.72%	0.83%

Ten-year Treasury Constant Maturity Index	1.78%	1.89%

Prime Rate Index	3.25%	3.25%

Monthly Weighted Average Cost of Funds for Eleventh District Savings Institutions	1.07%	1.22%

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to the Partnership. The General Partner attempts to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most variable rate loans originated by the General Partner contain provisions under which the interest rate cannot fall below the initial rate.

Variable rate loans generally have interest rate caps. Generally, the interest rate cap will be a ceiling that is 2% to 4% above the starting rate with a floor rate equal to the starting rate. For these loans, there is the risk that the market rate may exceed the interest cap rate.

Variable rate loans of five to ten year maturities are not assumable without the prior consent of the General Partner. The Partnership does not expect to invest in or purchase a significant amount of assumable loans. To minimize the Partnership’s risk, any borrower assuming an existing loan will be subject to the same underwriting criteria as the original borrower.

Prepayment Penalties and Exit Fees

Generally, the Partnership’s loans do not contain prepayment penalties or exit fees. If the Partnership’s loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to the Partnership on the reinvestment of the prepayment proceeds. While Partnership loans do not contain prepayment penalties, many instead require the borrower to notify the General Partner of the intent to payoff within a specified period of time prior to payoff (usually 30 to 120 days). If this notification is not made within the proper time frame, the borrower may be charged interest for that number of days that notification was not received.

Balloon Payment

As of December 31, 2012, 99.9% of the Partnership’s provided for payments of interest only with a “balloon payment” on the principal amount due upon maturity of the loan. As of December 31, 2012, 0.1% of loans was an amortizing loan with a total balance of approximately $101,000 and had a term of 84 months. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay the  loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Loans on Sales of Properties

The Partnership may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. This may be done if the General Partner determines that repayment appears to be advantageous to the Partnership based upon then-current interest rates, the length of time that the loan has been held by the Partnership, the credit-worthiness of the buyer and the Partnership’s objectives and policies. The net proceeds from any sale or repayment are invested in new mortgage loans, held as cash or distributed at such times and in such intervals as the General Partner, in its sole discretion, determines.

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

Loans to Affiliates

The Partnership will not provide loans to the General Partner or its affiliates except for in connection with any advance of expenses or indemnification permitted by the Partnership Agreement.

Purchase of Loans from Affiliates

The Partnership may purchase loans deemed suitable for acquisition from the General Partner or its affiliates only if the General Partner makes or purchases such loans in its own name and temporarily holds title thereto for the purpose of facilitating the acquisition of such loans, and provided that such loans are purchased by the Partnership for a price no greater than the cost of such loans to the General Partner (except compensation in accordance with the terms of the Partnership Agreement), there is no other benefit arising out of such transactions to the General Partner, such loans are not in default, and otherwise satisfy all requirements of the Partnership Agreement, including:

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

Competition

The Partnership’s major competitors in providing mortgage loans are banks, savings and loan associations, thrifts, conduit lenders, and other entities both larger and smaller than the Partnership.  No particular competitor dominates the market. Many of the companies against which the Partnership competes have substantially greater financial, technical and other resources than the Partnership. Competition in the Partnership’s market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. The Partnership is competitive in large part because the General Partner generates substantially all loans and is able to provide expedited loan approval, processing and funding. The General Partner has been in the business of making or investing in mortgage loans in Northern California since 1951.

Employees

The Partnership does not have employees. The General Partner, Owens Financial Group, Inc., provides all of the employees necessary for the Partnership’s operations. As of December 31, 2012, the General Partner had twelve full-time and five part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements.

Regulation

The Partnership is managed by Owens Financial Group, Inc. Owens Financial Group, Inc.’s operations as a mortgage broker are subject to extensive regulation by federal, state and local laws and governmental authorities. Owens Financial Group, Inc. conducts its real estate mortgage business under a license issued by the State of California. Under applicable California law, the division has broad discretionary authority over Owens Financial Group, Inc.’s activities.

Item 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this report. If any of the identified risks actually occurs, or is adversely resolved, the Partnership’s consolidated financial statements could be materially adversely impacted in a particular fiscal quarter or year and the Partnership’s business, financial condition and results of operations may suffer materially. As a result, your investment in the Partnership may suffer. The risks described below are not the only risks the Partnership faces. Additional risks and uncertainties, including those not currently known to the Partnership or that the Partnership currently deems to be immaterial also could materially adversely affect its business, financial condition and results of operations.

Risks Associated with the Business of the Partnership

Loan delinquencies and foreclosures may contribute to reductions in the Partnership’s net income and your distributions.

As of December 31, 2012, mortgage loans of approximately $49,252,000 were impaired. In addition, the Partnership’s investment in loans that were past maturity (delinquent in principal) but current in monthly payments was approximately $690,000 as of December 31, 2012 (combined total of delinquent loans of $49,942,000 compared to $53,817,000 as of December 31, 2011). Of the impaired and past maturity loans as of December 31, 2012, approximately $28,225,000 were in the process of foreclosure and $4,493,000 involved borrowers in bankruptcy.  The Partnership foreclosed on one loan during 2012 with a principal balance of $2,000,000 and obtained the property.

It is highly likely that the Partnership will continue to experience reduced net income or further losses in the future, thus negatively impacting future distributions. The General Partner expects that, as non-delinquent Partnership loans are paid off by borrowers, interest income received by the Partnership will be reduced. In addition, the Partnership will likely foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may result in larger operating losses. Management will attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future.

Defaults on the Partnership’s real estate loans will decrease its revenues and your distributions.

The Partnership is in the business of investing in real estate loans, and, as such, it is subject to risk of defaults by borrowers. The Partnership’s performance will be directly impacted by any defaults on the loans in its portfolio. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the rate of default on the Partnership’s loans could be higher than those generally experienced in the real estate lending industry. Any sustained period of increased defaults could adversely affect the Partnership’s business, financial condition, liquidity and the results of its operations, and ultimately your distributions. The Partnership seeks to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan-to-value ratios. However, the Partnership cannot assure you that these efforts will fully protect the Partnership against losses on defaulted loans. Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in the Partnership not recovering the full amount of the loan. Any failure of a borrower to repay loans or interest on loans will reduce the Partnership’s revenues and your distributions and the value of your interest in the Partnership. The Partnership’s appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of December 31, 2012, the Partnership had in its portfolio approximately $49,252,000 in impaired loans, which includes loans in non-accrual status.  The Partnership also had approximately $35,399,000 of non-income producing real estate held for sale or investment for a total of $84,651,000 in non-performing assets, which represented approximately 47% of our total capital.

The Partnership currently is not able to and may not be able to invest in new mortgage loans in the future.

Due to restrictions in the Partnership Agreement, the Partnership is unable to invest in new mortgage loans.  Accordingly, it is possible that the Partnership’s income will be substantially less than if it were able to make such investments, thus, decreasing your returns.  The Partnership has not been able to invest in ~~a~~ new mortgage loans since January 2009.

The Partnership’s underwriting standards may be more lenient than those of conventional lenders, which could result in a higher percentage of foreclosed properties, which could reduce the amount of distributions to you.

The Partnership’s underwriting standards and procedures may be more lenient than those of conventional lenders in that it will invest in loans secured by property that may not meet the underwriting standards of conventional real estate lenders or make loans to borrowers who may not meet the credit standards of conventional lenders.  This may lead to more non-performing assets in its loan portfolio and create additional risks to your return. The Partnership approves real estate loans more quickly than other lenders. The Partnership relies on third-party reports and information such as appraisals and environmental reports to assist in underwriting loans. The Partnership may accept documentation that was not specifically prepared for it or commissioned by it. This creates a greater risk of the information contained therein being out of date or incorrect. Generally, the Partnership will spend less time than conventional lenders assessing the character and credit history of our borrowers and the property that secures its loans. Due to the accelerated nature of the Partnership’s loan approval process, there is a risk that the credit inquiry it performs will not reveal all material facts pertaining to the borrower and the security. There may be a greater risk of default by the Partnership’s borrowers, which may impair the Partnership’s ability to make timely distributions to you and which may reduce the amount it has available to distribute to you.

The Partnership depends upon real estate security to secure its real estate loans, and it may suffer a loss if the value of the underlying property declines.

The Partnership depends upon the value of real estate security to protect it on the loans that it makes. The Partnership utilizes the services of independent appraisers to value the security underlying its loans. However, notwithstanding the experience of the appraisers, mistakes can be made, or the value of the real estate may decrease due to subsequent events. The Partnership’s appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower. Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals. For a construction loan most of the appraisals will be prepared on an as-if developed basis. If the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. Additional capital may be required to complete a project in order to realize the full value of the property.  If a default occurs and the Partnership does not have the capital to complete a project, it may not recover the full amount of its loan.

The Partnership typically makes “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans the Partnership invests in or purchases generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of December 31, 2012, 99.9% of the Partnership’s loans required balloon payments at the end of their terms. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

The Partnership’s loans are not insured or guaranteed by any governmental agency.

The Partnership’s loans are not insured or guaranteed by a federally-owned or -guaranteed mortgage agency. Consequently, the Partnership’s recourse if there is a default may only be to foreclose upon the real property securing a loan. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting in a decrease of the amount available to distribute to you.

If any of the Partnership’s insurance carriers become insolvent, the Partnership could be adversely affected.

The Partnership carries several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, the Partnership would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, the Partnership cannot be certain that it would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency could adversely affect the Partnership’s results of operations and cash flows.

Any borrowing by the Partnership will increase your risk and may reduce the amount the Partnership has available to distribute to you.

The Partnership may borrow funds to expand its capacity to invest in real estate loans. Any such borrowings will require the Partnership to carefully manage its cost of funds. No assurance can be given that it will be successful in this effort. Should the Partnership be unable to repay the indebtedness and make the interest payments on the loans, the lender will likely declare the Partnership in default and require that it repay all amounts owing under the loan facility. Even if the Partnership is repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce the Partnership’s income and the distributions you receive.

The Partnership may borrow funds from several sources, and the terms of any indebtedness it incurs may vary. However, some lenders may require as a condition of making a loan to the Partnership that the lender will receive a priority on loan repayments received by the Partnership. As a result, if the Partnership does not collect 100% on its investments, the first dollars may go to its lenders and the Partnership may incur a loss which will result in a decrease of the amount available for distribution to you. In addition, the Partnership may enter into securitization arrangements in order to raise additional funds. Such arrangements could increase the Partnership’s leverage and adversely affect its cash flow and its ability to make distributions to you.

The Partnership expects its real estate loans will not be marketable, and it expects no secondary market to develop.

The Partnership does not expect its real estate loans to be marketable, and it does not expect a secondary market to develop for them. As a result, the Partnership will generally bear all the risk of its investment until the loans mature. This will limit the Partnership’s ability to hedge its risk in changing real estate markets and may result in reduced returns to its investors.

The Partnership may have difficulty protecting its rights as a secured lender.

The Partnership believes that its loan documents will enable it to enforce its commercial arrangements with borrowers. However, the rights of borrowers and other secured lenders may limit its practical realization of those benefits. For example:

•
Judicial foreclosure is subject to the delays of protracted litigation. Although the Partnership expects non-judicial foreclosure to be quicker, its collateral may deteriorate and decrease in value during any delay in foreclosing on it;

•	The borrower’s right of redemption during foreclosure proceedings can deter the sale of the Partnership’s collateral and can for practical purposes require the Partnership to manage the property;

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising the Partnership’s rights;

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for the Partnership when it forecloses on collateral;

•	The Partnership may not be able to pursue deficiency judgments after it forecloses on collateral; and

•	State and federal bankruptcy laws can prevent the Partnership from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, the Partnership may incur additional obligations, which may reduce the amount of funds available for distribution.

The Partnership intends to own real property only if it forecloses on a defaulted loan and purchases the property at the foreclosure sale. Acquiring a property at a foreclosure sale may involve significant costs. If the Partnership forecloses on a security property, it expects to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property. The Partnership may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings. In addition, significant expenditures, including property taxes, maintenance costs, renovation expenses, mortgage payments, insurance costs and related charges, must be made on any property the Partnership owns, regardless of whether the property is producing any income.

Under applicable environmental laws, any owner of real property may be fully liable for the costs involved in cleaning up any contamination by materials hazardous to the environment. Even though the Partnership might be entitled to indemnification from the person that caused the contamination, there is no assurance that the responsible person would be able to indemnify the Partnership to the full extent of its liability. Furthermore, the Partnership would still have court and administrative expenses for which it may not be entitled to indemnification.

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm the Partnership’s business.

The risks associated with the Partnership’s business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. Because The Partnership is a non-conventional lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on its loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact new loan originations by reducing demand for real estate lending. For the fiscal years ended December 31, 2012 and 2011, there were no new loan originations for the Partnership other than carryback financing related to real estate sales and purchases of loans to protect the Partnership’s interest in certain of its loans.  Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect the Partnership’s ability to originate, purchase and securitize loans, which could significantly harm its business, financial condition, liquidity and results of operations.

The Partnership’s results are subject to fluctuations in interest rates and other economic conditions.

As of December 31, 2012, most of the Partnership’s loans do not have a prepayment penalty or exit fee. Based on the General Partner’s historical experience, the Partnership expects that at least 90% of its loans will continue to not have a prepayment penalty. Should interest rates decrease, the Partnership’s borrowers may prepay their outstanding loans with the Partnership in order to receive a more favorable rate. This may reduce the amount of income the Partnership has available to distribute to you.

The Partnership’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets. If the economy is healthy, the Partnership expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. Alternatively, if the economy enters a recession, real estate development may slow. A slowdown in real estate activity may reduce the opportunities for real estate lending and The Partnership may have fewer loans to make or acquire, thus reducing its revenues and the distributions you receive.

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate loans after market interest rates have increased. If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, the Partnership will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the Partnership will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss. This is a risk if the loans the Partnership invests in do not have prepayment penalties or exit fees.
The Partnership faces competition for real estate loans that may reduce available returns and fees available.

The Partnership’s competitors consist primarily of conventional real estate lenders and real estate loan investors, including commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which the Partnership and the General Partner compete have substantially greater financial, technical and other resources than either the Partnership or the General Partner. If the Partnership’s competition decreases interest rates on their loans or makes funds more easily accessible, the Partnership may be required to reduce its interest rates, which would reduce its revenues and the distributions you receive.

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

•	Maintaining occupancy of the properties;

•	Controlling operating expenses;

•	Coping with general and local market conditions;

•	Complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection; and

•	Possible liability for injury to persons and property; and

•	Possible liability for environmental remediation.

During the year ended December 31, 2012, the Partnership recorded impairment losses on nine of its real estate properties held for sale and investment in the aggregate amount of approximately $4,873,000.

Development on Property Acquired by the Partnership Creates Risks of Ownership a Lender Does Not Have

When the Partnership acquires property by foreclosure or otherwise as a lender, it may develop the property, either singly or in combination with other persons or entities.  This could be done in the form of a joint venture, limited liability company or partnership, with the General Partner and/or unrelated third parties.  This development can create the following risks:

•	Reliance upon the skill and financial stability of third-party developers and contractors;

•	Inability to obtain governmental permits;

•	Delays in construction of improvements;

•	Increased costs during development; and

•	Economic and other factors affecting sale or leasing of developed property.

With respect to properties the Partnership acquires through foreclosure, it may be unable to renew leases or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on its  financial condition, results of operations, cash flow, cash available for distribution to you and its ability to satisfy its debt service obligations.

Because the Partnership competes with a number of real estate operators in connection with the leasing of its properties, the possibility exists that one or more of our tenants will extend or renew its lease with the Partnership when the lease term expires on terms that are less favorable to the Partnership than the terms of the then-expiring lease, or that such tenant or tenants will not renew at all. Because the Partnership depends, in large part, on rental payments from its tenants, if one or more tenants renews its lease on terms less favorable to the Partnership or does not renew its lease, or if the Partnership does not re-lease a significant portion of the space made available, its financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy its debt service obligations could be materially adversely affected.

If any of the Partnership’s foreclosed properties incurs a vacancy, it could be difficult to sell or re-lease.

One or more of the Partnership’s properties may incur a vacancy by either the continued default of a tenant under its lease or the expiration of one of our leases. Certain of the Partnership’s properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse), and major renovations and expenditures may be required in order for the Partnership to re-lease vacant space for other uses. The Partnership may have difficulty obtaining a new tenant for any vacant space it has in its properties. If the vacancy continues for a long period of time, the Partnership may suffer reduced revenues, resulting in less cash available to be distributed to you. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

The Partnership’s properties may be subject to impairment charges.

The Partnership periodically evaluates its real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If the Partnership determines that an impairment has occurred, it would be required to make an adjustment to the net carrying value of the property, which could have a material adverse effect on its results of operations in the period in which the impairment charge is recorded.

Operating expenses of Partnership properties acquired through foreclosure will reduce the Partnership’s cash flow and funds available for future distributions.

For certain of the Partnership’s properties acquired through foreclosure, the Partnership is responsible for operating costs of the property. In some of these instances, the Partnership’s leases require the tenant to reimburse it for all or a portion of these costs, in the form of either an expense reimbursement or increased rent. The Partnership’s reimbursement may be limited to a fixed amount or a specified percentage annually. To the extent operating costs exceed the Partnership’s reimbursement, its returns and net cash flows from the property and hence its overall operating results and cash flows could be materially adversely affected.

The Partnership would face potential adverse effects from tenant defaults, bankruptcies or insolvencies.

The bankruptcy of the Partnership’s tenants may adversely affect the income generated by its properties. If the Partnership’s tenant files for bankruptcy, the Partnership generally cannot evict the tenant solely because of such bankruptcy. In addition, a bankruptcy court could authorize a bankrupt tenant to reject and terminate its lease with the Partnership. In such a case, the Partnership’s claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes the Partnership under the lease. Any shortfall resulting from the bankruptcy of one or more of the Partnership’s tenants could adversely affect the Partnership’s cash flow and results of operations.

The Partnership faces intense competition, which may decrease or prevent increases in the occupancy and rental rates of its properties.

The Partnership competes with numerous developers, owners and operators of retail, industrial and office real estate, many of which own properties similar to the Partnership in the same markets in which the Partnership’s properties are located. If one of the Partnership’s properties becomes vacant and our competitors offer space at rental rates below current market rates, or below the rental rates the Partnership currently charge its tenants, the Partnership may lose existing or potential tenants and it may be pressured to reduce its rental rates below those it currently charge or to offer substantial rent abatements. As a result, the Partnership’s financial condition, results of operations, cash flow and ability to satisfy its debt service obligations and to make distributions to you may be adversely affected.

The Partnership may be required to make significant capital expenditures to improve its foreclosed properties in order to retain and attract tenants, causing a decline in operating revenue and reducing cash available for debt service and distributions to you.

If adverse economic conditions continue in the real estate market, the Partnership expects that, upon expiration of leases at its properties, it will be required to make rent or other concessions to tenants, and/or accommodate requests for renovations, build-to-suit remodeling and other improvements. As a result, the Partnership may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. Additionally, the Partnership may need to raise capital to make such expenditures. If the Partnership is unable to do so or capital is otherwise unavailable, it may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenue from operations and reduce cash available for debt service and distributions to you.

Larger Loans Result in Less Diversity and May Increase Risk

As of December 31, 2012, the Partnership was invested in a total of 24 mortgage loans, with an aggregate face value of $70,262,000.  The average value of those loans was approximately $2,928,000, and the median value was $1,300,000.  There were nine of such loans with a face value each of 3% or more of the aggregate face value of all loans, and the largest loan relationship had a total face value of 34% of total Partnership loans.

As a general rule, the Partnership can decrease risk of loss from delinquent mortgage loans by investing in a greater total number of loans.  Investing in fewer, larger loans generally decreases diversification of the portfolio and increases risk of loss and possible reduction of return to investors in the Partnership in the case of a delinquency of such a loan.

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

Completed, written appraisals are not always obtained on Partnership loans prior to original funding, due to the quick underwriting and funding required on the majority of Partnership loans.  Although the loan officers often discuss value with the appraisers and perform other due diligence and calculations to determine property value prior to funding, there is a risk that the Partnership may make a loan on a property where the appraised value is less than estimated, which could increase the loan’s loan-to-value, or LTV, ratio and subject the Partnership to additional risk.

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

Geographical Concentration of Mortgages May Result in Additional Delinquencies

Northern California real estate secured approximately 75% of the total mortgage loans held by the Partnership as of December 31, 2012. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those.  In addition, 11%, 6%, 3%, 3% and 2% of total mortgage loans were secured by Arizona, Pennsylvania, Utah, Washington and Louisiana real estate, respectively. These concentrations may increase the risk of delinquencies on Partnership loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

Commercial real estate markets in California have suffered in recent years, and the Partnership expects that this may continue to adversely affect the Partnership’s operating results. In addition, approximately 86% of the Partnership’s mortgage loans are secured by real estate in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past four years.

Investments in construction and rehabilitation loans may be riskier than loans secured by operating properties

Although the Partnership’s loan portfolio does not contain any construction or rehabilitation mortgage loans, and the Partnership has no outstanding construction or rehabilitation loan commitments as of December 31, 2012, the Partnership has made construction and rehabilitation loans in the past and the Partnership may make additional construction and rehabilitation loan commitments in the future.  Construction and rehabilitation mortgage loans may be riskier than loans secured by properties with an operating history, because:

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

Investments in loans secured by leasehold interests may be riskier than loans secured by fee interests in properties

Although the Partnership’s loan portfolio does not contain any loans secured by leasehold interests as of December 31, 2012, the Partnership has made such loans in the past and may resume leasehold-secured lending in the future.  Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and the Partnership’s rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease.

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

As of December 31, 2012, the Partnership’s loan portfolio contained 13.5% in second mortgage loans and 10.3% in third mortgage loans.  As of December 31, 2012, the Partnership was invested in no wraparound mortgage loans.

Partnership Loans Permit Prepayment Which May Lower Returns

The majority of the Partnership’s loans do not include prepayment penalties for a borrower paying off a loan prior to maturity.  The absence of a prepayment penalty in the Partnership’s loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates.  This would then require the Partnership to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower return to limited partners.

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

Some Losses That Might Occur to Borrowers May Not be Insured and May Result in Defaults

Partnership loans require that borrowers carry adequate hazard insurance for the benefit of the Partnership.  Some events, however, are either uninsurable or insurance coverage is economically not practicable.  Losses from earthquakes, floods or mudslides, for example, which occur in California, may be uninsured and cause losses to the Partnership on entire loans.  Since December 31, 2012, no such loan loss has occurred.

While we are named loss payee in all cases and will receive notification of event of a loss, if a borrower allows insurance to lapse, an event of loss could occur before the Partnership knows of the lapse and has time to obtain insurance itself.

Insurance coverage may be inadequate to cover property losses, even though the General Partner imposes insurance requirements on borrowers that it believes are adequate.

Hazardous or Toxic Substances on Real Property Could Impose Unknown Liabilities on the Partnership

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

Risks Relating to Ownership of Units

The Units are subject to transfer restrictions which limit your ability to dispose of the Units.

The Units are restricted as to free tradability under the Federal Income Tax Laws.  In order to preserve the Partnership’s status as a limited partnership and prevent being taxable as a corporation, you will not be free to sell or transfer your Units at will under the Partnership Agreement. This means that you may not be able to obtain cash for your Units as promptly as you may desire.

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

There is no market for the Units, public or private, and there is a likelihood that one will never develop.  Accordingly, you must be prepared to hold your Units as a long term investment.

Although the Units are registered with the Securities and Exchange Commission, there is currently no trading market for the Units and limited partners seeking liquidity have to rely upon the redemption rights provided in the Partnership Agreement. These rights are subject to certain limitations, including a maximum limit which provides that in no event shall the sum of all redemptions permitted under the Partnership Agreement, together with certain permitted transfers and distributions of net proceeds under the Partnership Agreement, exceed 10% of the aggregate capital accounts of all outstanding limited partners’ Units in any calendar year.  Accordingly, depending on the circumstances of a particular year, limited partners seeking liquidity through redemption rights may have to hold onto their units for longer than they desire. As of December 31, 2012, total redemption requests have exceeded the annual allowable limit such that requests would be fully subscribed through approximately 2017 for the vast majority of limited partners.

Repurchase of Units by the Partnership is Restricted, and accordingly, you may not be able to obtain cash for your Units as promptly as you may desire.

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

•
The total amount withdrawn by all limited partners during any calendar year, combined with the total amount of net proceeds distributed pro rata to limited partners during the year and other permitted transfers, cannot exceed 10% of the aggregate capital accounts of the limited partners, except upon final liquidation of the Partnership;

•	Any withdrawal that reduces a limited partners’ capital account below $2,000 may lead to the General Partner distributing all remaining amounts in the account to close it out;

•	Withdrawal requests are honored in the order in which they are received; and

•	Payments are only made by the Partnership on the last day of any month.

If the Partnership does not sell sufficient Units, if principal payments on existing loans decrease, or if the General Partner decides to distribute net proceeds pro rata to limited partners, your ability to have your Units repurchased may be adversely affected, especially if the total amount of requested withdrawals should increase substantially. As of December 31, 2012, the Partnership has received requests for withdrawal from limited partners holding approximately 108,980,000 Units, which represents approximately 39% of all outstanding limited partner Units. All scheduled withdrawals from January 1, 2009 to December 31, 2012 were not made because the Partnership did not have sufficient available cash to make such withdrawals, needed to have funds in reserve for operations, to protect the Partnership’s interest in certain delinquent loans and to make needed improvements to real estate properties and, until the bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of the aggregate capital accounts of all outstanding limited partner Units in any calendar year, which will prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the aggregate capital accounts of all outstanding limited partner Units will be distributed in any calendar year. No pro rata capital distributions were made during the year ended December 31, 2012. During the year ended December 31, 2011, the Partnership made pro rata capital distributions to all partners aggregating approximately $11,588,000, which was approximately 4% of the aggregate capital accounts of all outstanding limited partner Units.

The General Partner has proposed a REIT conversion to provide limited partners with increased liquidity opportunities. For more information, see “Recent Activities” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the proposed REIT conversion does not occur, capitalized offering costs would be expensed which could lead to a financial statement loss.

As of the date of this filing, approximately $760,000 of legal, accounting and other related fees have been capitalized in association with the proposed REIT conversion of the Partnership.  If this REIT conversion is not approved by the limited partners, these capitalized costs would be expensed in the period in which it is known that such conversion will not occur.  Although these fees have already been paid, this event would affect the income allocated to limited partners.

Risks Relating to the General Partner

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

The Partnership has only one General Partner, Owens Financial Group, Inc.  If it withdraws, is dissolved, removed, adjucated as bankrupt or is terminated as General Partner, the Partnership itself will be dissolved unless a majority of the limited partners agree to continue the Partnership, and, within six months, admit one or more successor general partners.

Liquidity of the General Partner is currently at risk, which may impact its management of the Partnership.

The Partnership depends on the General Partner for the conduct of all Partnership business including, but not limited to, the origination of and accounting for all mortgage loans and the management of all Partnership assets including mortgage loans and real estate.  In order to obtain a waiver of financial covenant violations under its bank line of credit agreement, and later obtain an extension of its July 2009 maturity date until July 2010, the General Partner’s line of credit was frozen in March 2009.  As additional terms of the General Partner’s modified credit line, the General Partner also agreed not to incur any new indebtedness, to new financial covenants and to an increased interest rate and interest rate floor on its outstanding credit line borrowings, among other requirements.  In December 2010, the General Partner entered into an agreement that converted its line of credit balance to a fully amortized loan payable over three years and modified the General Partner’s financial covenants. The General Partner is current on all payment terms of the modified agreement. However, due to these credit line restrictions, its reduced ability to originate new mortgage loans, anticipated reduced fees to be paid to the General Partner by the Partnership during 2013, and the current general economic environment, the General Partner is experiencing, and may continue to experience, reduced liquidity. The General Partner primarily has been funding, and will continue to fund, the majority of its operating cash requirements from its collection of management and servicing fees earned from the Partnership.  Should the General Partner’s liquidity problem continue or worsen, the General Partner might be required to outsource certain Partnership functions that were previously provided by the General Partner to firms that may or may not have comparable experience in managing assets such as those held by the Partnership.

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

The Partnership relies on Owens Financial Group, Inc. to manage its day-to-day operations and to select its loans.

The Partnership’s ability to achieve its investment objectives and to make distributions to limited partners depends upon the General Partner’s performance in obtaining, processing, making and brokering loans for the Partnership to invest in and determining the financing arrangements for borrowers. You will have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is the Partnership’s collateral or other economic or financial data concerning Partnership loans.  The Partnership is obligated to pay the General Partner an annual management fee up to 2.75% of the average unpaid balance of its outstanding mortgage loans at the end of each month.  The General Partner is not required to devote its employees full time to the Partnership’s business and may devote time to business interests competitive with the Partnership’s business.

The General Partner’s lack of experience with certain real estate markets could impact its ability to make prudent investments on the Partnership’s behalf.

While the Partnership invests in real estate loans throughout the United States, the majority of its loans are in the Western United States.  Real estate markets vary greatly from location to location, and the rights of secured real estate lenders vary from state to state.  The General Partner may originate loans in markets where they have limited experience.  In those circumstances, the General Partner intends to rely on independent real estate advisors and local legal counsel to assist them in making prudent investment decisions.  Limited partners will not have an opportunity to evaluate the qualifications of such advisors, and no assurance can be given that they will render prudent advice to the General Partner.

The Partnership’s success depends on key personnel of the General Partner, the loss of whom could adversely affect its operating results, and the General Partner’s ability to attract and retain qualified personnel.

The Partnership’s success depends in part upon the continued contributions of certain key personnel of the General Partner, including William C. Owens (Chief Executive Officer and President), Bryan H. Draper (Chief Financial Officer), Melina A. Platt (Controller), Andrew J. Navone (Senior Vice President) and William E. Dutra (Senior Vice President), some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with the Partnership’s business. If any of these key employees were to cease employment with the Partnership, its operating results could suffer. None of these individuals is subject to an employment, non-competition or confidentiality agreement with the Partnership or the General Partner, and the Partnership do not maintain “key man” life insurance policies on any of them. The Partnership’s future success also depends in large part upon the General Partner’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel. The General Partner may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. If the General Partner were unable to attract and retain key personnel, the ability of the General Partner to make prudent investment decisions on the Partnership’s behalf may be impaired.

The General Partner will face conflicts of interest concerning the allocation of its personnel’s time.

The General Partner and William C. Owens, who owns 56.0976% of the outstanding shares of stock of the General Partner, anticipate that they may also sponsor other real estate programs having investment objectives and policies similar to the Partnership. As a result, the Partnership and William C. Owens may have conflicts of interest in allocating their time and resources between the Partnership’s business and other activities. During times of intense activity in other programs and ventures, the General Partner and its key people will likely devote less time and resources to the Partnership’s business than they ordinarily would. Thus, the General Partner may not spend sufficient time managing the Partnership’s operations, which could result in the Partnership not meeting its investment objectives. Currently, the General Partner does not sponsor other real estate programs or any other programs that have an objective and policies similar to those of the Partnership.

The General Partner will face conflicts of interest arising from the Partnership’s fee structure.

The General Partner will receive fees from borrowers that would otherwise increase the Partnership’s returns. Because the General Partner receives all of these fees, the Partnership’s interests will diverge from those of the General Partner and William C. Owens when the General Partner decides whether the Partnership should charge the borrower higher interest rates or the General Partner should receive higher fees from borrowers.

The General Partner earned a total of approximately $1,926,000 for the year ended December 31, 2012 and approximately $2,576,000 for the fiscal year ended December 31, 2011, for managing the Partnership. In addition, the General Partner earned a total of approximately $61,000 and $955,000 in fees from borrowers for the fiscal years ended December 31, 2012 and 2011, respectively. The total amount earned by the General Partner that is paid by borrowers represents fees on loans originated or extended for the Partnership (including loans fees, late payment charges and miscellaneous fees).

If the maximum compensation is received by the General Partner, limited partner returns may decrease.

The monthly management and loan servicing fees are paid to the General Partner, as determined by the General Partner within the limits set by the Partnership Agreement. These are obligations of the Partnership. Accordingly, the General Partner may continue to receive these fees even if the Partnership is generating insufficient income to make distributions to the limited partners.

In prior periods, the General Partner has elected to receive less than the maximum management fees it is entitled to pursuant to the Partnership Agreement, which is 2.75% annually of the average unpaid balance of the Partnership’s mortgage loans at the end of each month.  Because the General Partner has not elected to receive all of the management fees that it was otherwise entitled to receive in prior periods, the Partnership’s performance (and return to limited partners) in those prior periods may be better than the Partnership’s performance in future periods in which the General Partner elects to receive up to the maximum management fees.  In 2012, the General Partner elected to receive a management fee of 2.67%, compared to 2.19% in 2011, 1.00% in 2010 and 0.89% in 2009. The limited partners must rely on the fiduciary duty of the General Partner to deal fairly with the limited partners in those situations. Although management fees as a percentage of mortgage loans have increased substantially between 2009 and 2012, the total dollar amount of management fees paid to the General Partner has decreased because the weighted balance of the loan portfolio has decreased by approximately 67% between 2009 and 2012.

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

In prior years, tax counsel to the Partnership has given its opinion that under Treasury Regulations adopted in 1996, the Partnership will retain its previous classification as a partnership for tax purposes.  In prior years, tax counsel has also given its opinion that the Partnership will not be classified as a “publicly traded partnership”, taxable as a corporation. It is possible that this treatment might change because of changes in tax laws or regulations and changes in the Partnership’s situation.

If the Partnership were taxable as a corporation, it would be subject to federal income tax on its taxable income at regular corporate tax rates.  The limited partners would then not be able to deduct their share of the Partnership’s deductions and credits.  They would be taxed on the distributions they receive from the Partnership’s income.  Taxation as a corporation would result in a reduction in return and cash flow, if any, of the Units.

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

Item 2. PROPERTIES

The General Partner operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, CA 94595, or the Executive Office. The lessor is Olympic Blvd. Partners, a California Limited Partnership, or OBP, of which the General Partner is a 50% general partner. The Executive Office is the sole asset of OBP. The Executive Office is subject to a deed of trust in the amount of $730,000 with monthly payments of interest only at 8% and all principal due on April 1, 2013. There is no prepayment penalty on this deed of trust. The Partnership does not have separate offices.

As of December 31, 2012, the Partnership holds title to thirty-one real estate properties that were acquired through foreclosure including fifteen within majority- or wholly-owned limited liability companies (see below). As of December 31, 2012, the total carrying amount of these properties was $127,773,000. Twenty-one of the properties are being held for long-term investment and the remaining ten properties are currently being marketed for sale.

•	The Partnership’s (or related LLC’s) title to all properties is held as fee simple.

•	There are no mortgages or encumbrances to third parties on any of the Partnership’s real estate properties (other than within 720 University, LLC and Tahoe Stateline Venture, LLC- see below).

•
Of the thirty-one properties held, seventeen of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment and development of the land held within Tahoe Stateline Venture, LLC).

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

Some of the properties the Partnership acquires, primarily through foreclosure proceedings, may face competition from newer, more updated properties. In order to remain competitive and increase occupancy at these properties and/or make them attractive to potential purchasers, the Partnership may have to make significant capital improvements and/or incur costs associated with correcting deferred maintenance with respect to these properties. The cost of these improvements and deferred maintenance items may impair the Partnership’s financial performance and liquidity.  Additionally, the Partnership competes with any entity seeking to acquire or dispose of similar properties, including REITs, banks, pension funds, hedge funds, real estate developers and private real estate investors. Competition is primarily dependent on price, location, physical condition of the property, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and trends in the national and local economies.

For purposes of assessing potential impairment of value during 2012 and 2011, the Partnership obtained updated appraisals or other valuation support on several of its real estate properties held for sale and investment, which resulted in additional impairment losses on nine and twelve properties, respectively, in the aggregate amount of approximately $4,873,000 and $15,023,000, respectively, recorded in the consolidated statements of operations.

Real estate properties held for sale as of December 31, 2012 and 2011 consisted of the following properties acquired through foreclosure:
	2012	2011
Manufactured home subdivision development, Ione, California	$78,530	$244,400
Manufactured home subdivision development (undeveloped land), Lake Charles, Louisiana (held within Dation, LLC)	256,107	2,003,046
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC) – transferred from held for investment (formerly part of golf course)	103,198	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	408,000	432,000
Commercial buildings, Sacramento, California	3,890,968	3,890,968
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC) – transferred from held for investment	8,517,932	—
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred from held for investment	33,855,211	—
1/7th interest in single family home, Lincoln City, Oregon	85,259	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC)	7,315,000	7,315,000
Office/retail complex, Hilo, Hawaii	1,662,889	—
	$56,173,094	$13,970,673

During the year ended December 31, 2012, the Partnership sold one lot and one manufactured home located in Ione, California for aggregate net sales proceeds of approximately $66,000 resulting in a net gain to the Partnership of approximately $1,000.

During the year ended December 31, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Partnership. In addition, during the year ended December 31, 2012, the Partnership paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of

Dation. The $1,320,000 note receivable from the sale was then assigned to the Partnership. The remaining model home was also sold during 2012 for cash of $25,000, resulting in a loss of approximately $12,000. Dation continues to own 40 acres of unimproved land which it has marketed for sale and expects to be able to sell within the next year.

During the year ended December 31, 2012, the Partnership sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Partnership of approximately $1,863,000.

During the year ended December 31, 2012, the Partnership sold the nineteen condominium units located in San Diego, California held within 33rd Street Terrace, LLC for net sales proceeds of approximately $2,181,000 resulting in a gain to the Partnership of approximately $555,000.

During the year ended December 31, 2012, the Partnership sold the eight townhomes located in Santa Barbara, California held within Anacapa Villas, LLC for net sales proceeds of approximately $2,177,000 and a note carried back of $7,500,000 resulting in a gain to the Partnership of approximately $442,000. The Partnership recorded deferred gain of approximately $1,327,000 as a result of this transaction.

During the year ended December 31, 2012, the Partnership sold the apartment complex located in Ripon, California held within 550 Sandy Lane, LLC for net sales proceeds of approximately $4,979,000 resulting in a gain to the Partnership of approximately $835,000.

During the year ended December 31, 2012, the Partnership sold the golf course located in Auburn, California (including all parcels of land except for one of approximately 25 acres) held within DarkHorse Golf Club, LLC for net sales proceeds of approximately $1,513,000 resulting in a loss to the Partnership of approximately $378,000. The remaining parcel of land is now classified as held for sale as a sale is expected within the next year.

During the year ended December 31, 2012, the Partnership foreclosed on a first mortgage loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $307,000 were capitalized to the basis of the property. The Partnership also had a deferred gain in the amount of approximately $644,000 from the original sale of the property in 2010 that was netted with the basis of the loan at the time of foreclosure. At the time of foreclosure, the property was classified as held for sale as it is listed for sale and the Partnership expected to complete a sale within one year.

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of December 31, 2012 and 2011:

	2012	2011
Light industrial building, Paso Robles, California	$1,451,089	$1,496,788
Commercial buildings, Roseville, California	777,366	805,383
Retail complex, Greeley, Colorado (held within 720 University, LLC)	11,974,751	12,308,400
Undeveloped, residential land, Madera County, California	726,580	720,000
Undeveloped, residential land, Marysville, California	403,200	403,200
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC) – remaining land transferred to held for sale	—	1,978,412
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,400
Undeveloped, industrial land, San Jose, California	1,958,400	2,044,800
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	4,037,575	4,118,400
Two improved residential lots, West Sacramento, California	130,560	182,400
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,056,000
Office condominium complex (16 units), Roseville, California	4,019,876	4,068,199
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC) – transferred to held for sale	—	7,990,000
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC) – transferred to held for sale	—	1,647,219
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,959,492	1,984,749
Industrial building, Sunnyvale, California	3,205,847	3,294,903
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	7,459,609	5,376,000
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,860,573	4,958,857
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,654,914	4,800,000
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC) – transferred to held for sale	—	4,246,550
45 condominium units, Oakland, California (held within 1401 on Jackson, LLC) – transferred to held for sale	—	8,653,490
Industrial building, Chico, California – transferred to held for sale	—	6,720,000
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred to held for sale	—	34,011,709
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,432,883	2,466,328
6 improved residential lots, Coeur D’Alene, Idaho	969,600	1,342,000
Unimproved, residential and commercial land, Gypsum, Colorado	5,760,000	9,600,000
Unimproved, commercial land, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	8,452,996	—
	$71,600,255	$131,620,987

In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona. Construction began during the third quarter of 2011 and was fully completed during the fourth quarter of 2012 in the total amount of approximately $3,204,000 (including all change orders and related construction costs). All costs for this project were paid from cash reserves.

The Partnership has four delinquent loans with aggregate principal balances totaling approximately $24,203,000 that were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. In July 2012, the Partnership signed purchase agreements totaling $6,600,000 to acquire seven parcels in the Project that are contiguous to parcels securing the Partnership’s loans. These seven parcels had provided partial security for the Partnership’s existing loans which were junior to loans held by senior lenders that foreclosed on the property in 2010 and early 2011.  While these parcels were originally part of the security for the Partnership’s loans, management chose not to advance the funds to acquire the parcels at the foreclosure sales due to the bankruptcy of the borrower and the uncertainty surrounding the Project. As a result, there are multiple owners of the contiguous parcels.  For similar reasons, in July 2012, the Partnership also signed a letter of intent to acquire the senior note for $1,400,000 secured by two parcels on which the Partnership holds second and third deeds of trust. In addition, the Partnership will advance $200,000 to obtain a release of the deed of trust that is senior to the Partnership’s loan on a single parcel in the second phase of the Project, and advance $100,000 for the option to acquire a note for $700,000 which is senior to the Partnership’s loan.

The parcel purchases were closed in December 2012 through a new wholly-owned subsidiary of the Partnership, Tahoe Stateline Venture, LLC (“TSV”). The Partnership paid approximately $5,697,000 out of cash reserves for the parcel purchases, including approximately $2,316,000 to be held by the title company to pay delinquent property taxes on the parcels once property reassessments are completed. The sellers of the parcels provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest with interest only, semi-annual payments due in four years from the close of escrow. The Partnership expects to pay $2,400,000 out of cash reserves for the note purchases. One of the note purchases in the amount of $1,400,000 closed in February 2013 through TSV.  Once all acquisitions are completed, it is anticipated that the Partnership will then foreclose on all of the deeds of trust and gain ownership of the related parcels. The Partnership will then own a total of 20 parcels which will include all of the parcels necessary to complete the first phase of the Project. Management made the decision to purchase these parcels and notes in order to protect the Partnership’s existing investment in the loans by securing controlling ownership of the first phase of the Project, which will enable the Partnership to move ahead with the sale or the development of the Project.  In February 2013, the Partnership’s beneficial interest in the four delinquent loans discussed above was transferred to TSV. The Partnership expects that TSV will foreclose on all loans in April 2013. As of December 31, 2012 and 2011, the Partnership had recorded a specific loan allowance on these loans of approximately $18,523,000 and $17,735,000, respectively.

The Partnership has entered into various contracts for the preliminary design, engineering and permit approval process for the land owned by Tahoe Stateline Venture, LLC (see above). The aggregate amount of these contracts as of the date of this filing is approximately $958,000. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

The Partnership presently has no other plans to significantly improve or renovate any of its other unimproved or undeveloped properties.

The only real estate property with a book value in excess of 10% of the Partnership’s total assets or with gross revenue in excess of 10% of the Partnership’s total revenue is the property located in Miami, Florida and held within TOTB Miami, LLC, or TOTB. This is a residential condominium complex and none of the individual leases are for greater than 10% of the rentable square footage of the buildings.  Other operating data related to TOTB is as follows:

	2012	2011
Average Annual Rental per Square Foot (1)	$17.67	$16.43
Federal Tax Basis of Depreciable Assets (all Residential Buildings and Improvements)	$16,235,274	$17,368,751
Depreciation Rate	3.64%	3.64%
Depreciation Method	MACRS Straight Line	MACRS Straight Line
Depreciable Life	27.5 Years	27.5 Years
Realty Tax Rate (2)	$22.5978	$22.7207
Annual Realty Taxes	$539,468	$545,776

(1) Annualized for years presented. Property was obtained via foreclosure in February 2011.
(2) Millage rate per $1,000 of Taxable Value

The following table shows information regarding rental rates and lease expirations over the next two years for TOTB and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2013	152	151,815	$2,929,692	92.1%
2014	5	4,952	93,324	2.9%
	157	156,767	$3,023,016	95.0%

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

The following table presents occupancy data of the Partnership’s leased real estate properties held for investment as of December 31, 2012, 2011, 2010, 2009 and 2008 (where applicable):

		Occupancy % (1)
Property Description/Location	Year Foreclosed	2012	2011	2010	2009	2008
Light industrial building, Paso Robles, California	1997	58.7%	58.7%	63.7%	67.4%	96.4%
Commercial buildings, Roseville, California	2001	100.0%	81.2%	45.9%	47.5%	54.5%
Retail complex, Greeley, Colorado (720 University, LLC)	2001	94.1%	93.8%	91.9%	93.5%	92.3%
Storage facility/business, Stockton, California	2008	89.0%	82.3%	83.0%	50.0%	42.0%
Office condominium complex (16 units), Roseville, California	2008	58.9%	49.2%	11.7%	9.0%	5.0%
Eight townhomes, Santa Barbara, California (2)	2009	(5)	100.0%	N/A	N/A	N/A
Nineteen condominium units, San Diego, California	2009	(5)	100.0%	89.5%	64.7%	N/A
Industrial building, Sunnyvale, California	2009	100.0%	100.0%	100.0%	100.0%	N/A
133 condominium units, Phoenix, Arizona (3)	2009	66.9%	31.6%	31.6%	37.6%	N/A
Medical office condominium complex, Gilbert, Arizona	2010	40.4%	39.9%	50.5%	N/A	N/A
60 condominium units, Lakewood, Washington	2010	95.1%	95.8%	93.0%	N/A	N/A
Apartment complex, Ripon, California	2010	(5)	93.5%	89.1%	N/A	N/A
45 condominium units, Oakland, California	2010	85.1%	93.4%	92.8%	N/A	N/A
169 condominium units, Miami, Florida (TOTB Miami, LLC) (4)	2011	97.5%	99.5%	N/A	N/A	N/A
12 condominium and 3 commercial units, Tacoma, Washington	2011	61.9%	54.3%	N/A	N/A	N/A

Notes:
(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2012 at the property by the aggregate net rentable square feet of the property.
(2) Occupancy data not available for this property in 2009 and 2010 because units were rented on daily, weekly and monthly basis throughout those years.
(3)   As of December 31, 2011 and prior, the Partnership was in the process of completing renovations to 78 of the 133 units at this property. Therefore those units were not available for lease as of those dates.

(4)   The Partnership also owns a 160 unit apartment building in the same complex that owns these condominium units in Miami, Florida. The apartment building is not inhabitable in its present condition and, thus, no occupancy statistics are presented.

(5) This property was sold during 2012 so no occupancy data as of December 31, 2012.

As of December 31, 2012, virtually all of the Partnership’s leases on residential rental properties are either month-to-month leases or will expire in 2013. These leases currently represent approximately $5,217,000 in annual rental revenue to the Partnership.

The following table shows information regarding rental rates and lease expirations over the next ten years for the Partnership’s commercial and industrial rental properties at December 31, 2012 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)
2013	15	37,227	$374,465
2014	18	61,815	601,227
2015	7	84,874	513,275
2016	6	30,324	512,946
2017	6	16,630	193,114
2018	1	1,400	29,976
2019	1	26,400	570,240
2020	—	—	—
2021	—	—	—
2022	1	2,880	20,844
2023 and thereafter	1	46,966	178,200
	56	308,516	$2,994,287

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2012, Partnership properties were leased to tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases with the 7 tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2012:

	Leased Square Feet	Annualized Base Rent (1)	Expiration Date	Renewal Options
Tenant Name
King Soopers (720 University)	49,846	$198,045	3/31/2026	6-5 yr. Options
Big Lots (720 University)	34,440	154,980	1/31/2015	3-5 yr. Options
Conditioning Spa (720 University)	28,022	166,488	10/31/2015	1-6.5 yr. Option
Ace Hardware (720 University)	17,376	139,008	8/31/2014	1-5 yr. Option
Jo-Ann Stores (720 University)	12,000	72,480	1/31/2012	1-2 yr. Option
Petco Animal Supplies (Wolfe Central)	26,400	538,560	9/30/2019	2-5 yr. Options
CIGNA Health Care of AZ (AMFU)	13,427	243,309	9/30/2016	1-5 yr. Option

(1)
Annualized Base Rent represents the monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2012 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Majority and Wholly-Owned Limited Liability Companies

The Partnership holds title to real estate properties within majority- or wholly-owned limited liability companies. Set forth below is a description of the majority-owned limited liability companies through which we own real estate properties:

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

The net income to the Partnership from 720 University was approximately $275,000 and $202,000 (including depreciation and amortization totaling approximately $441,000 and $482,000) during the years ended December 31, 2012 and 2011, respectively. The non-controlling interest of the joint venture partner of approximately $(7,000) and $5,000 as of December 31, 2012 and 2011, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $11,975,000 and $12,308,000 as of December 31, 2012 and 2011, respectively.

The Partnership has a note payable with a bank with a principal balance of $10,084,902 and $10,242,431as of December 31, 2012 and 2011, respectively, through its investment in 720 University, which is secured by the commercial retail property. The note requires monthly interest and principal payments until the maturity date of March 1, 2015. The interest rate on the loan is fixed at 5.07% per annum.

TOTB Miami, LLC

During the year ended December 31, 2011, the Partnership and two co-lenders (which included the General Partner and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee’s sale. The Partnership and other lenders formed a Florida limited liability company, TOTB, to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold and one which contains 160 vacant units that have not been renovated. Based on an appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/TOTB (excluding the Preferred Class A Units discussed below). Income and loss allocations will be made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011 (represented by its Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in TOTB, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interests of the General Partner totaled approximately $6,055,000 and $15,512,000 as of December 31, 2012 and 2011, respectively.

The net loss to the Partnership from TOTB was approximately $3,000 and $1,477,000 during the years ended December 31, 2012 and 2011, respectively.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (“PNL”) (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Partnership has a 60% membership interest in 1875 and is entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interest of PNL totaled approximately $2,001,000 and $2,002,000 as of December 31, 2012 and 2011, respectively.

There was no net income or loss to the Partnership from 1875 for the years ended December 31, 2012 and 2011.

Equity Method Investment in Limited Liability Company

1850 De La Cruz, LLC

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

During the years ended December 31, 2012 and 2011, the Partnership received capital distributions from 1850 in the total amount of $154,000 and $155,000, respectively. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $156,000 and $153,000 for the years ended December 31, 2012 and 2011, respectively.

The approximate net income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results, for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Anacapa Villas, LLC	$527,000	$(149,000)
Dation, LLC	2,000	(42,000)
DarkHorse Golf Club, LLC	(690,000)	(363,000)
Lone Star, LLC	(160,000)	(120,000)
Baldwin Ranch Subdivision, LLC	(100,000)	(95,000)
The Last Resort and Marina, LLC	(20,000)	(31,000)
33rd Street Terrace, LLC	645,000	39,000
54th Street Condos, LLC	(356,000)	(404,000)
Wolfe Central, LLC	397,000	393,000
AMFU, LLC	18,000	3,000
Phillips Road, LLC	89,000	92,000
550 Sandy Lane, LLC	1,024,000	192,000
1401 on Jackson, LLC	55,000	14,000
Broadway & Commerce, LLC	88,000	27,000
Light industrial building, Paso Robles, California	185,000	180,000
Undeveloped industrial land, San Jose, California	(129,000)	(142,000)
Office condominium complex, Roseville, California	(46,000)	(56,000)
Storage facility/business, Stockton, California	291,000	235,000
Industrial building, Chico, California	1,694,000	(414,000)
Undeveloped land, Gypsum, California	(342,000)	(7,000)

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

Holders

As of February 28, 2013, the Partnership had approximately 2,468 holders of record.

Dividends

The Partnership generally distributes all tax basis net income of the Partnership to Unit holders on a monthly basis.  In months where there is a tax basis net loss, no distributions are made to partners. When there is excess cash available from net proceeds, the General Partner may approve a pro-rata capital distribution to be made to all limited partners in the form of a capital distribution. Partners have the ability to reinvest their distributions into new Units of the Partnership pursuant to the Reinvested Distributions Plan, although as of the date of this filing, the Reinvested Distribution Plan is closed to all limited partners. The Partnership made cash distributions of net income to Limited Partners and the General Partner of approximately $1,958,000 and $1,723,000 during 2012 and 2011, respectively. The Partnership made capital distributions of $0 and $11,587,701 during 2012 and 2011, respectively.

It is the intention of the General Partner to continue to distribute all net income earned by the Partnership to the Unit holders on a monthly basis.

Securities Authorized for Issuance under Equity Compensation Plans

None

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements. Such statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss expectations, hopes, intentions, beliefs and strategies regarding the future, contain projections of results of operations or of financial conditions or state other forward-looking information. When considering such forward-looking statements you should keep in mind the risk factors and other cautionary statements in this Form 10-K.  Forward-looking statements include, among others, statements regarding future interest rates and economic conditions and their effect on the Partnership and its assets, trends in real estate markets in which the Partnership does business, effects of competition, estimates as to the allowance for loan losses and the valuation of real estate held for sale and investment, estimates of future limited partner withdrawals, additional foreclosures in 2013 and their effects on liquidity, and recovering certain values for properties through sale. Although management of the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there are certain factors, in addition to these risk factors and cautioning statements, such as unexpected changes in general economic conditions or interest rates, local real estate conditions including a downturn in the real estate markets where the Partnership has made loans), adequacy of reserves, the impact of competition and competitive pricing, or weather and other natural occurrences that might cause a difference between actual results and those forward-looking statements.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the fair value of the property as collateral; (2) the valuation of real estate held for sale and investment (at acquisition and subsequently); and (3) the estimate of environmental remediation liabilities.  At December 31, 2012, the Partnership owned thirty-one real estate properties, including fifteen within majority- or wholly-owned limited liability companies. The limited liability companies not wholly owned by the Partnership are held as follows: a 80.74% ownership interest in a limited liability company that owns property located in Miami, Florida (the General Partner holds the remaining ownership interests), a 60% ownership interest in a limited liability company that owns property located in Pomona, California (a third party holds the remaining ownership interest), and a 65% ownership interest in a limited liability company that owns property located in Greeley, Colorado (a third party holds the remaining ownership interests). The Partnership also has a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California (a third party hold the remaining ownership interest).

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

Real estate held for sale (including eight properties within consolidated limited liability companies) includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate held for sale is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.  After acquisition, real estate held for sale is analyzed periodically for changes in fair values.

Real estate held for investment includes real estate purchased or acquired in full or partial settlement of loan obligations generally through foreclosure (including nine properties within consolidated limited liability companies) that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held for investment is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

Recent Activities

The board of directors of the General Partner, as the sole general partner of the Partnership, authorized the filing of a registration statement on Form S-4 with the SEC in order to initiate a restructuring of the Partnership’s business operations to allow the Partnership to qualify as a real estate investment trust, or a REIT, for U.S. federal income tax purposes. The Form S-4 registration statement, File No. 333-184392, was initially filed with the SEC on October 11, 2012. The SEC declared the Form S-4 registration statement effective on February 12, 2013. The Form S-4 registration statement, as well as the proxy statement/prospectus that forms a part thereof (which was mailed to all limited partners of the Partnership on or about February 14, 2013) is available to the public over the Internet at the SEC’s website at http://www.sec.gov. The merger that is anticipated to effect the restructuring, the related restructuring transactions, and the election of REIT status is referred to as the “REIT conversion”. The General Partner believes that the REIT conversion will provide limited partners with increased opportunity for liquidity for their interests in the Partnership, while maintaining the business operations and assets of the Partnership. Subject to compliance with applicable REIT rules and regulations, the Partnership intends to operate its business after the REIT conversion substantially as it is currently conducted, while leaving substantially intact the current management structure and operating policies of the Partnership and substantially replicating limited partner’s existing rights in the Partnership in the REIT. The General Partner does not expect a significant change in the Partnership’s business operations as a result of the REIT conversion. The REIT conversion is not expected to change the Partnership’s investment objectives.

The REIT conversion is expected to include, among other things, the merger of the Partnership with and into Owens Realty Mortgage, Inc., a recently formed Maryland corporation. The limited partners are asked to consider and vote upon a proposal to adopt and approve the merger agreement, which will effect the merger and implement the REIT conversion. Shortly following closing of the merger, Owens Realty Mortgage, Inc. intends to elect to be taxed as a REIT under the U.S. Internal Revenue Code. In the merger, limited partners are to receive one share of common stock, par value $0.01 per share, of Owens Realty Mortgage, Inc., or Common Stock, for every 25 limited partner units of the Partnership that he/she/it owns. Owens Realty Mortgage, Inc. intends to have its Common Stock listed on the NYSE MKT, LLC, or on another national securities exchange acceptable to Owens Realty Mortgage, Inc.

For a more detailed discussion of the contemplated REIT conversion, including a discussion of some of the potential risks associated with the REIT conversion, please see the registration statement on Form S-4 (and any amendments thereto) filed with the SEC by Owens Realty Mortgage, Inc., available to the public and over the Internet at the SEC’s website at http://www.sec.gov. Please also refer to the proxy statement/prospectus (which forms part of the registration statement on Form S-4, as amended) that was mailed to all limited partners, as well as all follow-up correspondences from the General Partner relating to the REIT conversion for additional information.

Results of Operations

Overview

The Partnership invests in mortgage loans on real property located in the United States that are primarily originated by the General Partner. The Partnership’s primary objective is to generate monthly income from its investment in loans and real estate properties acquired through foreclosure. The Partnership’s focus is on making mortgage loans to owners and developers of real property whose financing needs are often not met by traditional mortgage lenders. These include borrowers that traditional lenders may not normally consider because of perceived credit risks based on ratings or experience levels, and borrowers who require faster loan decisions and funding. One of the Partnership’s competitive advantages has been the ability to approve loan applications and fund more quickly than traditional lenders.

The Partnership will originate loans secured by very diverse property types. In addition, the Partnership will occasionally lend to borrowers whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make mortgage loans that are riskier than mortgage loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property collateral, such as with lower loan to value ratios. The Partnership is not presently originating new loans, as it must first either satisfy withdrawal requests of limited partners and/or make capital distributions pro rata to its limited partners of up to 10% of limited partners’ capital per calendar year with net proceeds from loan payoffs, real estate sales and/or capital contributions, as funds become available.

Due to the declining economy and reductions in real estate values over the past four years, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of December 31, 2012, approximately 71% of Partnership loans are impaired and/or past maturity. In addition, the Partnership now owns approximately $128,000,000 of real estate held for sale or investment as of December 31, 2012.

It is possible that the Partnership will continue to experience losses in the future. Management expects that as non-delinquent Partnership loans are paid off by borrowers, interest income received by the Partnership will be reduced. In addition, the Partnership will likely foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may create larger operating losses. Management will attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future. Due to the large amount of unfulfilled withdrawal requests and insufficient cash to make capital distributions resulting in restrictions on origination of new loans, the Partnership will be unable to take advantage of current favorable lending opportunities that could help to increase net income to the Partnership.

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

From 2007 to 2011, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate increased substantially from 5.0% in December 2007 to 9.9% in December 2009.  However, the national unemployment rate declined to 7.8% in December 2012. The California unemployment rate increased from 5.8% in December 2007 to 9.8% in December 2012. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remained as of December 31, 2012.

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

Although as of December 31, 2012 the General Partner believes that six of the Partnership's delinquent loans will result in loss to the Partnership (and has caused the Partnership to record specific allowances for loan losses on such loans), real estate values could decrease further.  The Partnership continues to perform frequent evaluations of collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Partnership’s investments in real estate could change in the near term, and such changes could be material. During 2012, the Partnership obtained updated appraisals on the majority of the properties securing its trust deed investments and its wholly- and majority- owned real estate properties.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of December 31, 2012, the Partnership has received requests for withdrawal from limited partners holding approximately 108,980,000 Units, which represents approximately 39% of all outstanding limited partner Units and units represented by the general partner’s interest. All scheduled withdrawals from January 1, 2009 to December 31, 2012 were not made because the Partnership has not had sufficient available cash to make such withdrawal requests, needed to have funds in reserve for operations, to protect the Partnership’s interest in certain delinquent loans and to make needed improvements to real estate properties and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of the aggregate capital accounts of all outstanding limited partners Units in any calendar year, which will prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the aggregate capital accounts of all outstanding limited partner Units will be distributed in any calendar year. No pro rata capital distributions were made during the year ended December 31, 2012. During 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4% of the aggregate capital accounts of all outstanding limited partner Units.

Although it appears that the U.S. economy has recently experienced positive growth, continued unemployment could negatively affect the values of real estate held by the Partnership and providing security for Partnership loans. This could potentially lead to even greater delinquencies and foreclosures, further reducing the liquidity and net income of the Partnership, decreasing the cash available for distribution in the form of net income and capital redemptions, and increase real estate held by the Partnership.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of December 31, 2012, 75% of loans were secured by real estate in Northern California, while 11%, 6%, 3%, 3% and 2% were secured by real estate in Arizona, Pennsylvania, Utah, Washington and Louisiana, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results

	Year Ended December 31,
	2012	2011
Total revenues	$20,078,119	$18,120,744
Total expenses	21,247,353	41,735,797

Net loss	$(1,169,234)	$(23,615,053)

Less: Net loss attributable to non-controlling interest	(510,586)	(1,129,202)

Net loss attributable to Owens Mortgage Investment Fund	$(1,679,820)	$(24,744,255)

Net loss allocated to limited partners	$(1,662,700)	$(24,469,847)

Net loss allocated to limited partners per weighted average limited partnership unit	$(.006)	$(.09)

Annualized rate of return to limited partners (1)	(0.6)%	(8.6)%

Distribution per partnership unit (yield) (2)	(0.3)%	(2.8)%

Weighted average limited partnership units	278,606,000	285,083,000

(1)	The annualized rate of return to limited partners is calculated based upon the net loss allocated to limited partners per weighted average limited partnership unit as of December 31, 2012 and 2011.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s weighted average partners’ capital balance.

2012 Compared to 2011

Total Revenues

Interest income on loans secured by trust deeds decreased $2,773,000 (52%) during the year ended December 31, 2012, as compared to 2011, primarily due to a decrease in the weighted average balance of the loan portfolio of approximately 38% during the year ended December 31, 2012 as compared to 2011 and an increase in the percentage of delinquent loans during 2012 as compared to 2011.

Net gain on sales of real estate increased $3,307,000 during the year ended December 31, 2012, as compared to the same periods in 2011. During the year ended December 31, 2012, the Partnership recognized a gain of approximately $1,863,000 from the sale of the industrial building located in Chico, California, a gain of approximately $835,000 from the sale of the apartment building located in Ripon, California, a gain of approximately $442,000 from the sale of the eight townhomes located in Santa Barbara, California, a gain of $555,000 from the sale of the nineteen condominium units located in San Diego, California, a loss of approximately $378,000 from the sale of the golf course located in Auburn, California (held within DarkHorse Golf Club, LLC), and a loss of approximately $12,000 from the sale of the remaining model home owned by Dation, LLC. There were no real estate sales during the year ended December 31, 2011.

Recognition of deferred gain on sale of real estate increased $779,000 during the year ended December 31, 2012, as compared to the same period in 2011, as the Partnership recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carry back note was repaid in full by the buyer/borrower during 2012.

Total Expenses

Management fees to the General Partner decreased $552,000 (24%) during the year ended December 31, 2012, as compared to the same periods in 2011.  The decrease was primarily the result of a decrease in the weighted average balance of the loan portfolio of approximately 38% during the year ended December 31, 2012 as compared to the same period in 2011 as the General Partner can only be paid management fees up to a maximum of 2.75% per year of the average unpaid balance of mortgage loans.

Servicing fees to the General Partner decreased $100,000 (38%) during the year ended December 31, 2011, as compared to 2011. This was the result of a decrease in the weighted average balance of the loan portfolio of approximately 38% during the year ended December 31, 2012 as compared to 2011.

The maximum servicing fees were paid to the General Partner during the years ended December 31, 2012 and 2011. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2012, the management fees would have been $1,811,000 (increase of $50,000), which would have increased net loss allocated to limited partners by approximately 3.0%, and would not have changed net loss allocated to limited partners per weighted average limited partner unit. If the maximum management fees had been paid to the General Partner during the year ended December 31, 2011, the management fees would have been $2,909,000 (increase of $597,000), which would have increased net loss allocated to limited partners by approximately 2.4%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.088 from a loss of $0.086.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2012, 2011, 2010 and 2009, the management fees were 2.67%, 2.19%, 1.00% and 0.89% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased substantially between 2009 and 2012, the total dollar amount of management fees paid to the General Partner has decreased because the average balance of the loan portfolio has decreased by approximately 67% between 2009 and 2012.

In determining the management fees and hence the yield to the partners, the General Partner may consider a number of factors, including current market yields, delinquency experience, cash and real estate activities. The General Partner expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Partnership, during the year ended December 31, 2012, the General Partner has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Administrative expense increased $111,000 (53%) during the year ended December 31, 2012, as compared to the same period in 2011. The Partnership Agreement provides that the Partnership may reimburse the General Partner for the salaries and related salary expenses of the General Partner’s non-management and non-supervisory personnel performing services which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). Such reimbursements have increased during 2012 as compared to 2011 because the Partnership was not reimbursed for the full amount that it could have been in 2011, but in 2012 chose to be reimbursed for the full amount of the actual salary and related salary costs of its non-management and non-supervisory personnel providing administrative and accounting services with respect to the Partnership’s assets.

Legal and professional expenses increased $430,000 (74%) during the year ended December 31, 2012, as compared to the same period in 2011, primarily due to increased legal costs incurred in 2012 related to certain regulatory matters and related documents and filings for the Partnership and the cost of retaining a firm to appraise the majority of the Partnership’s trust deed and real estate assets as of December 31, 2011 and June 30, 2012.

Environmental remediation expense increased $100,000 (100%) during the year ended December 31, 2012, as compared to the same period in 2011, due to an additional accrual recorded by the Partnership as a result of an updated estimate of future costs to be incurred to remediate and monitor the contamination of the real properties owned by 1850 De La Cruz, LLC.

The reversal of the provision for loan losses of $124,000 during the year ended December 31, 2012 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $446,000 during 2012 due primarily to an increase in impaired loans that were analyzed for a specific allowance and a lesser amount of non-delinquent loans in the Partnership’s portfolio in 2012. The specific loan loss allowance was increased by $322,000 during the year for the increase, decrease or establishment of reserves on eight loans based on third party appraisals and other indications of value. The Partnership recorded a net provision for loan losses of approximately $9,074,000 during the year ended December 31, 2011.

The impairment losses on real estate properties of $4,873,000 during the year ended December 31, 2012 were the result of updated appraisals or other valuation information obtained on certain Partnership real estate properties. The Partnership recorded impairment losses on real estate properties of $15,023,000 during the year ended December 31, 2011.

Net Income from Rental and Other Real Estate Properties

Net income from rental and other real estate properties increased $1,787,000 (from a net loss of $1,077,000 to net income of $710,000) during the year ended December 31, 2012, as compared to the same period in 2011, due primarily to the ability of the General Partner to increase the operating income or decrease operating losses on several the Partnership’s real estate properties in 2011 and 2012, the fact that many of the residential real estate properties owned by the Partnership are close to being fully occupied by tenants and because the Partnership no longer recorded depreciation on six properties during the last six months of 2012 as they were transferred to held for sale as of June 30, 2012.

Financial Condition

December 31, 2012 and 2011

Loan Portfolio

The number of Partnership mortgage investments decreased from 25 as of December 31, 2011 to 24 as of December 31, 2012, and the average loan balance increased from $2,777,000 to $2,928,000 between December 31, 2011 and December 31, 2012.

As of December 31, 2012 and 2011, the Partnership had sixteen and eighteen impaired loans, respectively, totaling approximately $49,252,000 (75.4%) and $52,327,000 (75.4%), respectively. This included thirteen and fourteen matured loans totaling $46,057,000 and $46,176,000, respectively. In addition, one and two loans totaling approximately $690,000 (1.0%) and $1,490,000 (2.2%), respectively, were past maturity but current in monthly payments as of December 31, 2012 and 2011 (combined total of $49,942,000 (71.1%) and $53,817,000 (77.5%), respectively, that are past maturity and impaired). Of the impaired and past maturity loans, approximately $28,225,000 (40.2%) and $8,050,000 (11.6%), respectively, were in the process of foreclosure and approximately $4,493,000 (6.4%) and $24,203,000 (34.9%), respectively, involved loans to borrowers who were in bankruptcy.  The Partnership foreclosed on one and ten loans during the years ended December 31, 2012 and 2011, respectively, with aggregate principal balances totaling approximately $2,000,000 and $61,438,000, respectively, and obtained the properties via the trustee’s sales.

Of the $52,327,000 in loans that were greater than ninety days delinquent as of December 31, 2011, $49,507,000 remained delinquent as of December 31, 2012, $2,000,000 of such loans were foreclosed and became real estate owned by the Partnership during 2012, and $820,000 were paid off by the borrowers.

As of December 31, 2012 and 2011, approximately $70,161,000 (99.9%) and $64,402,000 (92.8%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as “past maturity loans”. As of December 31, 2012 and 2011, the Partnership had fourteen and sixteen past maturity loans totaling approximately $46,747,000 and $46,666,000, respectively.

During the year ended December 31, 2012, the Partnership executed extension and modification agreements on two impaired loans with aggregate principal balances totaling approximately $3,485,000. The interest rates on both loans were lowered from 11% to 8% and 5%, respectively, and the maturity dates were extended to April 2014. In addition, all past due interest on one of the loans of approximately $240,000 was waived.

During the years ended December 31, 2012 and 2011, the Partnership extended the maturity dates of one and three loans, respectively, on a short-term basis (three years or less) with aggregate principal balances totaling approximately $800,000 and $3,623,000, respectively.

As of December 31, 2012 and 2011, the Partnership held the following types of mortgages:
	2012	2011
By Property Type:
Commercial	$23,953,081	$29,552,531
Condominiums	17,629,631	10,369,534
Single family homes (1-4 units)	250,000	250,000
Improved and unimproved land	28,429,550	29,249,811
	$70,262,262	$69,421,876
By Deed Order:
First mortgages	$53,544,038	$48,710,380
Second and third mortgages	16,718,224	20,711,496
	$70,262,262	$69,421,876

Scheduled maturities of loans secured by trust deeds as of December 31, 2012 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2012 (past maturity)	$46,746,629	$—	$46,746,629
2013	2,500,000	—	2,500,000
2014	3,094,755	16,500,000	19,594,755
2015	—	—	—
2016	—	—	—
2017	—	—	—
Thereafter (through 2022)	100,878	1,320,000	1,420,878
	$52,442,262	$17,820,000	$70,262,262

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.16%, 0.72% and 1.78%, respectively, as of December 31, 2012), the prime rate (3.25% as of December 31, 2012) or the weighted average cost of funds index for Eleventh District savings institutions (1.07% as of December 31, 2012) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of December 31, 2012 and 2011:
	December 31, 2012 Balance	Portfolio Percentage	December 31, 2011 Balance	Portfolio Percentage
Arizona	$7,535,000	10.72%	$7,535,000	10.86%
California	52,774,682	75.12%	50,624,132	72.92%
Hawaii	—	—	2,000,000	2.88%
Louisiana	1,320,000	1.88%	—	—
Pennsylvania	4,021,946	5.72%	4,021,946	5.79%
Utah	2,594,631	3.69%	2,834,535	4.08%
Washington	2,016,003	2.87%	2,406,263	3.47%
	$70,262,262	100.00%	$69,421,876	100.00%

As of December 31, 2012 and 2011, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 75% ($52,775,000) and 73% ($50,624,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno,

Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, approximately 86% of the Partnership’s mortgage loans were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past four years.

The Partnership’s investment in loans increased by $840,000 (1.2%) during the year ended December 31, 2012 due to carryback financing provided on the sale of two Partnership real estate properties in the aggregate amount of $8,820,000, net of loan payoffs and a foreclosure in the aggregate amount of $7,980,000 during the year. The Partnership is not presently permitted to originate new loans, other than entering into loans as part of carryback financing for sales of real estate.

During the year ended December 31, 2012, the Partnership assigned two first mortgage loans secured by the same property with an aggregate principal balance totaling $1,863,000 to a new wholly owned LLC entity (Brannan Island, LLC). These loans were then foreclosed upon by the new LLC in January 2013 (subsequent to year end) once the court lifted the bankruptcy stay and the property was obtained via the trustee’s sale.

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

The General Partner decreased the allowance for loan losses by approximately $124,000 (provision net of charge-offs) during the year ended December 31, 2012.  The General Partner believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the years ended December 31, 2012 and 2011 were as follows:
	2012	2011
Balance, beginning of period	$24,541,897	$36,068,515
(Reversal) Provision	(124,000)	9,074,121
Charge-offs	—	(20,600,739)
Balance, end of period	$24,417,897	$24,541,897

As of December 31, 2012 and 2011, there was a general allowance for loan losses of $1,804,000 and $2,250,000, respectively, and a specific allowance for loan losses on seven loans in the total amount of $22,613,897 and $22,291,897, respectively.

Real Estate Properties Held for Sale and Investment

As of December 31, 2012, the Partnership held title to thirty-one properties that were acquired through foreclosure, with a total carrying amount of approximately $127,773,000 (including properties held in fifteen limited liability companies), net of accumulated depreciation of $6,518,000. The Partnership foreclosed on one and ten loans during the years ended December 31, 2012 and 2011, respectively, with aggregate principal balances totaling $2,000,000 and $61,438,000, respectively, and obtained the underlying properties via the trustee’s sales (see below). As of December 31, 2012, properties held for sale total $56,173,000 and properties held for investment total $71,600,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Balance, beginning of period	$145,591,660	$97,066,199
Real estate acquired through foreclosure, net of deferred gain	1,662,889	65,007,119
Investments in real estate properties	11,198,753	1,464,155
Sales of real estate properties	(23,746,204)	—
Impairment losses on real estate properties	(4,873,266)	(15,022,659)
Depreciation of properties held for investment	(2,060,483)	(2,923,154)
Balance, end of period	$127,773,349	$145,591,660

Fourteen of the Partnership’s thirty-one properties do not currently generate revenue. Expenses from real estate properties have decreased from approximately $13,653,000 to $12,528,000 (8.2%) for the years ended December 31, 2011 and 2012, respectively, and revenues associated with these properties have increased from $12,576,000 to $13,238,000 (5.3%), thus generating net income from real estate properties of $710,000 during the year ended December 31, 2012 (compared to net loss of $1,077,000 during 2011).

For purposes of assessing potential impairment of value during 2012 and 2011, the Partnership obtained updated appraisals or other valuation support on several of its real estate properties held for sale and investment, which resulted in additional impairment losses on nine and twelve properties, respectively, in the aggregate amount of approximately $4,873,000 and $15,023,000, respectively, recorded in the consolidated statements of operations.

2012 Sales Activity and Other Activity

During the year ended December 31, 2012, the Partnership sold one lot and one manufactured home located in Ione, California for aggregate net sales proceeds of approximately $66,000 resulting in a net gain to the Partnership of approximately $1,000.

During the year ended December 31, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Partnership. In addition, during the year ended December 31, 2012, the Partnership paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was then assigned to the Partnership. The remaining model home was also sold during 2012 for cash of $25,000, resulting in a loss of approximately $12,000. Dation continues to own 40 acres of unimproved land which it has marketed for sale and expects to be able to sell within the next year.

During the year ended December 31, 2012, the Partnership sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Partnership of approximately $1,863,000.

During the year ended December 31, 2012, the Partnership sold the nineteen condominium units located in San Diego, California held within 33rd Street Terrace, LLC for net sales proceeds of approximately $2,181,000 resulting in a gain to the Partnership of approximately $555,000.

During the year ended December 31, 2012, the Partnership sold the eight townhomes located in Santa Barbara, California held within Anacapa Villas, LLC for net sales proceeds of approximately $2,177,000 and a note carried back of $7,500,000 resulting in a gain to the Partnership of approximately $442,000. The Partnership recorded deferred gain of approximately $1,327,000 as a result of this transaction.

During the year ended December 31, 2012, the Partnership sold the apartment complex located in Ripon, California held within 550 Sandy Lane, LLC for net sales proceeds of approximately $4,979,000 resulting in a gain to the Partnership of approximately $835,000.

During the year ended December 31, 2012, the Partnership sold the golf course located in Auburn, California (including all parcels of land except for one of approximately 25 acres) held within DarkHorse Golf Club, LLC for net sales proceeds of approximately $1,513,000 resulting in a loss to the Partnership of approximately $378,000. The remaining parcel of land is now classified as held for sale as a sale is expected within the next year.

In February 2013, the Partnership signed a contract to sell the 45 condominium units and 2 commercial units it owns in Oakland, California (held within 1401 on Jackson, LLC) for a sales price of $10,350,000 ($7,725,000 of financing to be provided by the Partnership); however, in March 2013, such contract was terminated by the buyer.

In addition, the Partnership and General Partner (as members in TOTB Miami, LLC) signed a contract to sell the 169 condominium units, 160 unit apartment building, and certain undeveloped real property it owns in Miami, Florida for a sales price of $45,500,000; however, on November 26, 2012, such contract was terminated by the buyer.

The Partnership has four delinquent loans with aggregate principal balances totaling approximately $24,203,000 that were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. In July 2012, the Partnership signed purchase agreements totaling $6,600,000 to acquire seven parcels in the Project that are contiguous to parcels securing the Partnership’s loans. These seven parcels had provided partial security for the Partnership’s existing loans which were junior to loans held by senior lenders that foreclosed on the property in 2010 and early 2011.  While these parcels were originally part of the security for the Partnership’s loans, management chose not to advance the funds to acquire the parcels at the foreclosure sales due to the bankruptcy of the borrower and the uncertainty surrounding the Project. As a result, there are multiple owners of the contiguous parcels.  For similar reasons, in July 2012, the Partnership also signed a letter of intent to acquire the senior note for $1,400,000 secured by two parcels on which the Partnership holds second and third deeds of trust. In addition, the Partnership will advance $200,000 to obtain a release of the deed of trust that is senior to the Partnership’s loan on a single parcel in the second phase of the Project, and advance $100,000 for the option to acquire a note for $700,000 which is senior to the Partnership’s loan.

The parcel purchases were closed in December 2012 through a new wholly-owned subsidiary of the Partnership, Tahoe Stateline Venture, LLC (“TSV”). The Partnership paid approximately $5,697,000 out of cash reserves for the parcel purchases, including approximately $2,316,000 to be held by the title company to pay delinquent property taxes on the parcels once property reassessments are completed. The sellers of the parcels provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest with interest only, semi-annual payments due in four years from the close of escrow. The Partnership expects to pay $2,400,000 out of cash reserves for the note purchases. One of the note purchases in the amount of $1,400,000 closed in February 2013 through TSV. Once all acquisitions are completed, it is anticipated that the Partnership will then foreclose on all of the deeds of trust and gain ownership of the related parcels. The Partnership will then own a total of 20 parcels which will include all of the parcels necessary to complete the first phase of the Project. Management made the decision to purchase these parcels and notes in order to protect the Partnership’s existing investment in the loans by securing controlling ownership of the first phase of the Project, which will enable the Partnership to move ahead with the sale or the development of the Project.  In February 2013, the Partnership’s beneficial interest in the four delinquent loans discussed above was transferred to TSV. The Partnership expects that TSV will foreclose on all loans in April 2013. As of December 31, 2012 and 2011, the Partnership had recorded a specific loan allowance on these loans of approximately $18,523,000 and $17,735,000, respectively.

The Partnership has entered into various contracts for the preliminary design, engineering and permit approval process for the land owned by Tahoe Stateline Venture, LLC (see above). The aggregate amount of these contracts as of the date of this filing is approximately $958,000. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

2012 Foreclosure Activity

During the year ended December 31, 2012, the Partnership foreclosed on a first mortgage loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $307,000 were capitalized to the basis of the property. The Partnership also had a deferred gain in the amount of approximately $644,000 from the original sale of the property in 2010 that was netted with the basis of the loan at the time of foreclosure. At the time of foreclosure, the property was classified as held for sale as it is listed for sale and the Partnership expected to complete a sale within one year.

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

There was no sales activity during the year ended December 31, 2011.

Cash, Cash Equivalents, Restricted Cash and Certificates of Deposit

Cash and cash equivalents, restricted cash and certificates of deposit increased from approximately $18,195,000 as of December 31, 2011 to approximately $27,396,000 as of December 31, 2012 ($9,200,000 or 51% increase) due primarily to approximately $5,980,000 received from the full or partial payoff of trust deeds and approximately $18,216,000 received from sales of real estate properties, net of approximately $7,200,000 paid for the purchase of a member’s interest in TOTB, $3,381,000 paid for the purchase of parcels contiguous to parcels securing delinquent Partnership loans and capitalized improvements to real estate properties of approximately $4,614,000 during the year.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,456,000 as of December 31, 2011 to $3,485,000 as of December 31, 2012 ($2,029,000 or 139% increase) due primarily to delinquent property taxes and legal expenses paid related to delinquent loans during the year ended December 31, 2012. A portion of these advances resulted in additions to the Partnership’s specific loan loss allowance as of December 31, 2012. The increase was also a result of a receivable recorded of approximately $1,500,000 from the sale of the golf course owned by DarkHorse Golf Club, LLC on December 31, 2012. The final sale proceeds were wired to the LLC’s bank account on January 2, 2013.

Vehicles, Equipment and Furniture

Vehicles, equipment and furniture decreased from approximately $280,000 as of December 31, 2011 to approximately $30,000 as of December 31, 2012 ($250,000 or 89% decrease) as a result of the sale of the golf course and related assets held within DarkHorse Golf Club, LLC and the condominiums and related assets with Anacapa Villas , LLC during 2012.

Other Assets

Other assets increased from approximately $1,329,000 as of December 31, 2011 to approximately $1,805,000 as of December 31, 2012 ($477,000 or 36% increase), due primarily to capitalized offering costs incurred during the year ended December 31, 2012 in the total amount of approximately $708,000 related to filings with the Securities and Exchange Commission (see further details below under Liquidity and Capital Resources).

Accrued Distributions Payable

Accrued distributions payable increased from approximately $74,000 as of December 31, 2011 to $1,234,000 as of
December 31, 2012 ($1,161,000 increase) because income distributions to partners for December 2012 were sent in early January 2013.

Due to General Partner

Due to General Partner decreased from approximately $329,000 as of December 31, 2011 to approximately $298,000 as of December 31, 2012, ($31,000 or 9% decrease) due primarily to lower accrued management and service fees owed to the General Partner as of December 31, 2012 as compared to December 31, 2011. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above) and can fluctuate from month to month.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $3,211,000 as of December 31, 2011 to $4,013,000 as of December 31, 2012 ($801,000 or 25% increase), due primarily the accrual of approximately $1,500,000 in delinquent property taxes owed on the parcels purchased by Tahoe Stateline Venture, LLC in December 2012.

Deferred Gains

Deferred gains decreased from approximately $1,449,000 as of December 31, 2011 to approximately $1,327,000 as of December 31, 2012 ($122,000 or 8% decrease) due to the full payoff of the carry back note by the buyer/borrower related to the sale of the Bayview Gardens property in 2006 resulting in recognition of gain of $805,000, foreclosure of a loan secured by property that was previously owned by the Partnership on which a deferred gain of $644,000 had been recorded and has now been netted with the principal balance of the loan, net of deferred gain recorded from the sale of the townhomes owned by Anacapa Villas, LLC of $1,327,000.

Notes Payable

Notes payable increased from approximately $10,242,000 as of December 31, 2011 to approximately $13,385,000 as of December 31, 2012 ($3,142,000 or 31% increase) due to the purchase of parcels contiguous to parcels securing delinquent Partnership loans located in South Lake Tahoe, California with cash of approximately $3,381,000 and notes payable totaling $3,300,000.

Noncontrolling Interests

Noncontrolling interests decreased from approximately $17,520,000 as of December 31, 2011 to approximately $8,049,000 as of December 31, 2012 ($9,471,000 or 54% decrease), due primarily to TOTB’s buyout of PRC’s interest in TOTB during the year ended December 31, 2012 and the adjustment to the Partnership’s capital balance as a result of an amendment to TOTB’s operating agreement as of the same date.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2012, management believes that the allowance for loan losses of $24,418,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by the General Partner. As of December 31, 2012, sixteen loans totaling $49,252,000 were impaired and are no longer accruing interest. Thirteen of these loans totaling $46,057,000 were past maturity as of December 31, 2012. In addition, one loan totaling $690,000 was also past maturity but current in monthly payments as of December 31, 2012 (combined total of $49,942,000 in loans that are past maturity and impaired). During the year ended December 31, 2012, the Partnership recorded a decrease (reversal) in the allowance for loan losses of $124,000 (increase in specific loan loss allowance of $322,000 and decrease in general allowance of $446,000).  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral of impaired and past maturity loans.

Liquidity and Capital Resources

The Partnership’s principal source of liquidity is its cash from operations and investments (including interest income, income from the sale of properties held for sale, income from loan pay-offs and income from the operation of certain properties held for investment).

During the year ended December 31, 2012, cash flows provided by operating activities approximated $1,048,000. Investing activities provided approximately $16,027,000 of net cash during the year ended December 31, 2012, as approximately $27,338,000 was received from the full or partial payoff of loans, the sale of various real estate properties, as a distribution from 1850 De La Cruz, LLC and from the maturity of certificates of deposit, net of approximately $11,311,000 used for the purchase of parcels contiguous to parcels securing delinquent Partnership loans, improvements to real estate properties, for purchase of equipment, for the transfer to restricted cash and to invest in certificates of deposit.  Approximately $8,176,000 was used in financing activities during the year ended December 31, 2012, as $7,200,000 was used to purchase the member interest of PRC in TOTB, approximately $158,000 was used to repay the note payable securing the property within 720 University, LLC and approximately $818,000 was distributed to partners in the form of income distributions (including distributions to noncontrolling interests). The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

Below is our estimate of sources and uses of cash for 2013. The below chart includes only those items which we believe to be material. The below chart does not include ordinary course revenues and expenses as we expect that these items will be driven by the market and any estimates would not be meaningful.  As with all estimates, the below table is subject to many possible uncertainties resulting from such items, including, but not limited to, real estate market conditions, macro-economic conditions, tax policy and other items referenced in the “Forward-Looking Statements” above.

Sources of cash:
Net proceeds from sales of real estate properties	35,266,000
Net proceeds from loan payoffs	2,816,000
Proceeds from new borrowings	6,000,000
Total sources of cash	44,082,000

Uses of cash:
Purchase of senior indebtedness related to impaired loans	(2,700,000)
Purchase of parcels contiguous to parcels securing impaired loans	(6,000,000)
ORM share repurchase program	(7,000,000)
Advances on impaired loans including delinquent property taxes	(1,301,000)
Capital expenditures on real estate properties	(6,509,000)
Organization and registration expenditures related to ORM	(300,000)
Total uses of cash	(23,810,000)

During the year ended December 31, 2011, cash flows used in operating activities approximated $1,060,000. Investing activities provided approximately $25,521,000 of net cash during the year, as approximately $26,531,000 was received from the payoff of loans, net of approximately $1,464,000 used for improvements to real estate properties.  Approximately $13,318,000 was used in financing activities, as approximately $13,284,000 was distributed to partners in the form of income and pro rata capital distributions.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of December 31, 2012, the Partnership has received requests for withdrawal from limited partners holding approximately 108,980,000 Units, which represents approximately 39% of all outstanding limited partner Units and units represented by the general partner interest. All scheduled withdrawals from January 1, 2009 to December 31, 2012 were not made because the Partnership has not had sufficient available cash to make such withdrawal requests, needed to have funds in reserve for operations, to protect the Partnership’s interest in certain delinquent loans and to make needed improvements to real estate properties and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of the aggregate capital accounts of all outstanding limited partners Units in any calendar year, which will prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the aggregate capital accounts of all outstanding limited partner Units will be distributed in any calendar year. No pro rata capital distributions were made during the year ended December 31, 2012. During 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4% of the aggregate capital accounts of all outstanding limited partner Units.

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

Although normal market conditions have not applied to the Partnership since 2007, when such conditions do apply, sales of Units to investors, reinvestment of limited partner distributions, portfolio loan payoffs, sales of foreclosed properties and advances on the Partnership’s line of credit (which has been fully repaid) provide the capital for new mortgage investments. If general market interest rates were to increase substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In addition, an increase in delinquencies on Partnership loans (including an increase in loans past maturity) could further reduce liquidity and could reduce the cash available to invest in new loans and distribute to limited partners.  In contrast, a significant increase in the dollar amount of loan payoffs, sales of foreclosed properties and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. Such an increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would typically invest the additional funds in lower yielding, short term investments.

Limited partner capital decreased by approximately $869,000 during the year ended December 31, 2012 due primarily to the impairment losses on real estate recorded of $4,873,000 net of the adjustment to capital as a result of TOTB’s purchase of the member interest of PRC during the year of $2,760,000. Limited Partner capital decreased by approximately $37,644,000 during the year ended December 31, 2011. Two large components of the decrease in Limited Partner capital during 2011 were pro rata capital distributions to Limited Partners of $11,469,000 during 2011 and provision for loan losses and impairment losses on real estate properties in the total amount of approximately $24,097,000. There were no reinvested distributions from Limited Partners during the year ended December 31, 2012. Reinvested distributions from Limited Partners electing to reinvest were $56,000 for the year ended December 31, 2011. In April 2011, Owens Financial Group, Inc. suspended the Distribution Reinvestment Plan for all Limited Partners, in an effort to ensure OMIF’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  OMIF intends to amend its registration statement to withdraw the remaining registered LP Units as it no longer intends to sell LP Units under this registration statement or pursuant to the Distribution Reinvestment Plan. There were no Limited Partner withdrawals made during the years ended December 31, 2012 and 2011 because withdrawal requests have grown so large that it would take years for some Limited Partners that had made requests to receive redemptions. As such, management thought that it would be fairer to make pro rata capital distributions to all partners when cash was available. No pro rata capital distributions were made during the year ended December 31, 2012. Pro rata capital distributions totaling $11,587,000 were made to all partners during the year ended December 31, 2011. Limited Partner withdrawal and capital distribution percentages have been 0.00%, 5.66%, 0.00%, 2.01% and 10.14% for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. These percentages are the annual average of the Limited Partners’ capital withdrawals and pro rata distributions in each calendar quarter divided by the total limited partner capital as of the end of each quarter.

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

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,085,000 and $10,242,000 as of December 31, 2012 and 2011, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. The Partnership anticipates that this note will be paid off from the proceeds of the eventual sale of the property. Alternatively, the note may be refinanced.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of December 31, 2012.

In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona. Construction began during the third quarter of 2011 and was fully completed during the fourth quarter of 2012 in the total amount of approximately $3,204,000 (including all change orders and related construction costs). All costs for this project were paid from cash reserves.

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Partnership had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $459,000 was paid by the Partnership from the previously established liability and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Partnership. As of December 31, 2012 and 2011, approximately $70,000 and $430,000 of this obligation remains accrued on the Partnership’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in the year ended December 31, 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  The Partnership and the General Partner have retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.

The Partnership has four delinquent loans with aggregate principal balances totaling approximately $24,203,000 that were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. In July 2012, the Partnership signed purchase agreements totaling $6,600,000 to acquire seven parcels in the Project that are contiguous to parcels securing the Partnership’s loans. These seven parcels had provided partial security for the Partnership’s existing loans which were junior to loans held by senior lenders that foreclosed on the property in 2010 and early 2011.  While these parcels were originally part of the security for the Partnership’s loans, management chose not to advance the funds to acquire the parcels at the foreclosure sales due to the bankruptcy of the borrower and the uncertainty surrounding the Project. As a result, there are multiple owners of the contiguous parcels.  For similar reasons, in July 2012, the Partnership also signed a letter of intent to acquire the senior note for $1,400,000 secured by two parcels on which OMIF holds second and third deeds of trust. In addition, the Partnership will advance $200,000 to obtain a release of the deed of trust that is senior to the Partnership’s loan on a single parcel in the second phase of the Project, and advance $100,000 for the option to acquire a note for $700,000 which is senior to the Partnership’s loan.

The parcel purchases were closed in December 2012 through a new wholly-owned subsidiary of the Partnership, Tahoe Stateline Venture, LLC (“TSV”). The Partnership paid approximately $5,697,000 out of cash reserves for the parcel purchases, including approximately $2,316,000 to be held by the title company to pay delinquent property taxes on the parcels once property reassessments are completed. The sellers of the parcels also provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest with interest only, semi-annual payments due in four years from the close of escrow. The Partnership expects to pay $2,400,000 out of cash reserves for the note purchases. One of the note purchases in the amount of $1,400,000 closed in February 2013 through TSV. Once all acquisitions are completed, it is anticipated that the Partnership will then foreclose on all of the deeds of trust and gain ownership of the related parcels. The Partnership will then own a total of 20 parcels which will include all of the parcels necessary to complete the first phase of the Project. Management made the decision to purchase these parcels and notes in order to protect the Partnership’s existing investment in the loans by securing controlling ownership of the first phase of the Project, which will enable the Partnership to move ahead with the sale or the development of the Project.  In February 2013, the Partnership’s beneficial interest in the four delinquent loans discussed above was transferred to TSV. The Partnership expects that TSV will foreclose on all loans in April 2013. As of December 31, 2012 and 2011, the Partnership had recorded a specific loan allowance on these loans of approximately $18,523,000 and $17,735,000, respectively.

The Partnership has entered into various contracts for the preliminary design, engineering and permit approval process for the land owned by Tahoe Stateline Venture, LLC (see above). The aggregate amount of these contracts as of the date of this filing is approximately $958,000. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

Certain Additional Events

For details concerning the proposed REIT conversion of the Partnership, please refer to the section entitled “Recent Activities” on page 38.

Contingency Reserves

The Partnership is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.5% of the tax basis capital accounts of the limited partners. The cash capital contributions of the General Partner, up to a maximum of 1/2 of 1% of the limited partners’ capital accounts, may be maintained as additional contingency reserves, if considered necessary by the General Partner.  Although the General Partner believes the contingency reserves are adequate, it could become necessary for the Partnership to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Partnership.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are indexed in Item 15 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of December 31, 2012, which is the end of the period covered by this annual report on Form 10-K, the Partnership’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Partnership’s internal control system over financial reporting is designed to provide reasonable assurance of achieving its objectives and management of the General Partner has concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2012.

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

The Partnership has no officers or directors and does not have a compensation committee, audit committee or audit committee financial expert. The General Partner manages and controls the affairs of the Partnership and has general responsibility and final authority in all matters affecting the Partnership’s business. These duties include dealings with limited partners, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management duties. The General Partner may also, at its sole discretion and subject to change at any time,

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

The General Partner had a net worth of approximately $23,000,000 on December 31, 2012. The following persons comprise the board of directors and management employees of the General Partner actively involved in the administration and investment activity of the Partnership as of December 31, 2012.

The following table sets forth the names, ages and positions, as of December 31, 2012, of the individuals currently who serve as directors and officers of Owens Financial Group, Inc., the General Partner:

Name	Age	Position

William C. Owens	61	President, Chief Executive Officer and Chairman

Bryan H. Draper	54	Secretary, Chief Financial Officer, and Director

William E. Dutra	50	Senior Vice President, Underwriting, and Director

Andrew J. Navone	56	Senior Vice President, Underwriting, and Director

Melina Platt	46	Controller

William C. Owens – Mr. Owens, age 61, has been President of the General Partner since April 1996 and is also a member of the Board of Directors and the Loan Committee and the Chief Executive Officer of the General Partner since 1996. Mr. Owens is expected to continue as a director and President and Chief Financial Officer of the General Partner until he resigns or is replaced by the vote of the stockholders and the board of directors, respectively. From 1979 until April 1996, he served as a Senior Vice President of the General Partner. Mr. Owens is also the president of Investors Yield, Inc. (a California Trust Company) and Owens Securities Corp. (a Broker Dealer), both of which are 100% owned by the General Partner. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development. As President of the General Partner, Mr. Owens is responsible for the overall activities and operations of the General Partner, including corporate investment, operating policy and planning. In addition, he is responsible for loan production, including the underwriting and review of potential loan investments. Mr. Owens is a licensed real estate broker. Mr. Owens’ significant experience in mortgage financing and real estate industries and his prior leadership experience make him well qualified to serve as chairman of the General Partner.

Bryan H. Draper – Mr. Draper, age 55, has been Chief Financial Officer and corporate secretary of the General Partner since December 1987 and a member of the Board of Directors of the General Partner since January 1997. Mr. Draper is also currently the chief financial officer of Investors Yield, Inc. (a California Trust Company) and Owens Securities Corp Broker-Dealer, both of which are owned 100% by Owens Financial Group, Inc. Mr. Draper is expected to continue as a director and corporate secretary and Chief Financial Officer of the General Partner until he resigns or is replaced by a vote of the stockholders and the board of directors, respectively.  Mr. Draper is a certified public accountant and is responsible for all accounting, finance, and tax matters for the General Partner. Mr. Draper received a Master’s degree in business administration from the University of Southern California in 1981.  Mr. Draper’s significant experience in mortgage financing and real estate industries, as well as his expertise in accounting and financial matters make him well qualified to serve a director of the General Partner.

William E. Dutra – Mr. Dutra, age 50, has served as a Senior Vice President and member of the Board of Directors and the Loan Committee of the General Partner since January 1997 and has been one of its employees since February 1986. Mr. Dutra is expected to continue as a director and Senior Vice President of the General Partner until he resigns or is replaced by a vote of the stockholders and the board of directors, respectively. Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production. Mr. Dutra’s significant experience in loan underwriting and loan production make him well qualified to serve as a director of the General Partner.

Andrew J. Navone – Mr. Navone, age 56, is a licensed real estate broker. He has also served as a Senior Vice President and a member of the Board of Directors and the Loan Committee of the General Partner since January 1999 and has been one of its employees since August 1985. Mr. Navone is expected to continue as a director and Senior Vice President of the General Partner until he resigns or is replaced by a vote of the stockholders and the board of directors, respectively. Mr. Navone has responsibilities for loan committee review, loan underwriting and loan production. Mr. Navone’s significant experience in loan underwriting and loan production make him well qualified to serve as a director of the General Partner.

Melina A. Platt – Ms. Platt, age 46, has been Controller of the General Partner since May 1998.  Ms. Platt is a certified public accountant and is responsible for all accounting, finance, and regulatory agency filings of the Partnership. Ms. Platt was previously a Senior Manager with KPMG LLP.

There are no family relationships between any director or officer of the General Partner.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain executive officers, directors and persons who beneficially own more than 10% of equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by regulations to furnish the Partnership with copies of all Section 16(a) forms filed by such persons. The Partnership believes that all filing requirements applicable to certain executive officers, directors and more than 10% holders were complied with during fiscal year 2012.

Item 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers or employees. The General Partner and its directors, officers and employees manage and control the affairs of the Partnership, perform the day-to-day business of the Partnership, and have general and final authority in all matters affecting the Partnership’s business. The Partnership does not pay or award any cash or equity compensation to any persons other than amounts paid to the General Partner under the terms of the Partnership Agreement. The Partnership does not have any employment agreements with any person, any arrangement that provides for the payment of retirement benefits, or any change-in-control arrangements with any person.

The following tables summarize the compensation and reimbursed expenses paid to or earned by the General Partner for the years ended December 31, 2012 and 2011, showing the actual amounts and the maximum allowable amounts. No other compensation was paid by the Partnership or by borrowers to the General Partner during these periods. Such fees were established by the General Partner and were not determined by arms-length negotiation. For a summary of types of compensation described below, see “Certain Relationships and Related Transactions.”

	Year Ended
	December 31, 2012
		Maximum
Form of Compensation	Actual	Allowable
Paid by the Partnership:
Management Fees**	$1,761,000	$1,811,000
Servicing Fees	165,000	165,000
Carried Interest	—	—
Subtotal	$1,926,000	$1,976,000

Paid by Borrowers:
Acquisition and Origination Fees	$24,000	$24,000
Late Payment Charges	37,000	37,000
Miscellaneous Fees	—	—
Subtotal	$61,000	$61,000

Total	$1,987,000	$2,037,000
Reimbursement by the Partnership of Other Expenses	$664,000	$664,000

** The management fees paid to the General Partner are determined by the General Partner within the limits set by the Partnership Agreement.

Aggregate actual compensation paid by the Partnership and by borrowers to the General Partner during the years ended December 31, 2012 and 2011, exclusive of expense reimbursement, was $1,987,000 and $3,531,000 respectively, or 1.1% and 2.0%, respectively, of the partners’ capital. If the maximum amounts had been paid to the General Partner during these periods, the compensation, excluding reimbursements, would have been $2,037,000 and $4,128,000, respectively, or 3.0% and 2.4%, respectively, of partners’ capital.

Acquisition and origination fees as a percentage of the applicable loans extended by the Partnership were 3.0% and 1.6% for the years ended December 31, 2012 and 2011, respectively.

The General Partner believes that the maximum allowable compensation payable to it is commensurate with the services provided. However, in order to maintain a competitive advantage for the Partnership, the General Partner in the past has chosen not to take the maximum allowable compensation. However, due to reduced levels of mortgage investments held by the Partnership, lately, the General Partner has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the total number and percentage of the Partnership and its subsidiaries’ units beneficially owned as of February 28, 2013 by:

•	each director of the General Partner;

•	the chief executive officer and other executive officers of the General Partner; and

•	all directors and executive officers of the General Partner as a group.

As of February 28, 2013 to the Partnership’s knowledge, none of the limited partners were beneficial owners of 5% or more of the Units.

Unless otherwise noted, the percentage ownership of each unit holder is calculated based on 278,605,524 Units outstanding as of February 28, 2013. The address of each of the persons in the table is c/o Owens Mortgage Investment Fund, 2221 Olympic Boulevard, Walnut Creek, California 94595.

	Partnership Units Beneficially Owned		TOTB Miami, LLC Units Owned (1)

Beneficial Owner	Number	Percent	Number	Percent

William C. Owens (2)(3)(4)	1,409,919	*	8,304,123	19.26%
Bryan H. Draper (5)	511,859	*	--	--
William E. Dutra (6)	67,239	*	--	--
Andrew J. Navone (7)	469,295	*	--	--
All directors and executive officers as a group (4 persons)	2,458,312	*	8,304,123	19.26%
*	Represents less than 1%.

(1)
TOTB Miami, LLC is a Partnership subsidiary owned by the Partnership and the General Partner.  The percentage of ownership is calculated based on 43,106,667 units of TOTB Miami, LLC outstanding (excluding preferred Class A units).

(2)
Mr. Owens owns 56.0976% of the General Partner. Each of Mr. Draper, Mr. Dutra and Mr. Navone own 14.6341% of the General Partner. Accordingly, Mr. Owens has shared voting and investment power with respect to 8,304,123 units of TOTB Miami, LLC held by the General Partner. Additionally, Mr. Owens has shared voting and investment power with respect to 698,015 Units held by the General Partner and 343,418 Units held by Investors Yield. Inc. (a wholly-owned subsidiary of the General Partner).

(3)
Mr. Owens has sole voting and investment power with respect to 9,000 Units held by a trust. Additionally, Mr. Owens has shared voting and investment power with respect to 32,881 Units held by his spouse, 210,666 Units held by a trust, and 115,939 Units held by a limited partnership.

(4)
In addition to holding Units as described above, the General Partner holds a general partner interest of approximately 1% of the aggregate capital accounts of the limited partners, which equals approximately 2,874,856 units of the Partnership. Such general partner interest has not been included the table.

(5)
Mr. Draper has sole voting and investment power with respect to 88,902 Units owned through his IRA account. Mr. Draper has shared voting and investment power with respect to 422,957 Units owned by a partnership of which he is a 50% owner and by a trust.

(6)	Mr. Dutra has sole voting and investment power with respect to all 67,239 Units owned directly by him.

(7)
Mr. Navone has shared voting and investment power with respect to 162,372 Units owned by a trust of which he is a co-trustee, 42,119 Units held by his children, and 264,804 Units owned by a limited liability company of which he owns 50%.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership’s business is conducted through the General Partner, which arranges, services, and maintains the loan portfolio for the Partnership and has all the powers with respect and ancillary thereto. The terms and conditions of the Partnership’s relationship with the General Partner are governed by the Partnership Agreement. The fees received by the General Partner are paid and are determined at the sole discretion of the General Partner, subject to certain limitations. In the past, the General Partner has elected not to take the maximum compensation in order to maintain the return to the limited partners at historical levels. However, due to reduced levels of mortgage investments held by the Partnership lately, the General Partner has chosen to take close to the maximum compensation that it is permitted to take pursuant to the Partnership Agreement and expects to continue to take the maximum compensation for the foreseeable future. The fees and compensation and reimbursed expenses the General Partner earns pursuant to the Partnership Agreement are summarized below:

•
Management Fees – In consideration of the management services rendered, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per year of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $2,312,000 and $1,761,000 for the years ended December 31, 2011 and 2012, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner  is entitled to receive a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed for the provision of such mortgage services on that type of loan or up to 0.25% per year of the unpaid principal balance of the Partnership’s mortgage loans at the end of each month. Servicing fees amounted to approximately $264,000 and $165,000 for the years ended December 31, 2011 and 2012, respectively.

•
Carried Interest –   The General Partner is required to make cash capital contributions to the Partnership and may receive contributions from the Partnership (subject to a condition set forth in the Partnership Agreement) in order to maintain its required capital balance equal to 1% of the limited partners’ capital accounts.  In the past, the General Partner has contributed capital to the Partnership in the amount equal to 0.5% of the limited partners’ aggregate capital accounts, and together with its carried interest, the General Partner has an interest equal to approximately 1% of the limited partners’ capital accounts. This carried interest of up 0.5% of the limited partners’ capital accounts is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. The carried interest is increased each month by 0.5% of the net increase in the capital accounts of the limited partners. If there is a net decrease in the capital accounts for a particular month, no carried interest is allocated for that month and the allocation to carried interest is “trued up” to the correct 0.5% amount in the next month that there is an increase in the net change in capital accounts. Thus, if the Partnership generates an annual yield on capital of the limited partners of 10%, the General Partner would receive additional distributions on its carried interest of approximately $150,000 per year, assuming $300,000,000 of partner capital is outstanding. In addition, if the Partnership were liquidated, the General Partner could receive up to approximately $1,500,000 in capital distributions without having made equivalent cash contributions as a result of its carried interest. These capital distributions, however, will be made only after the limited partners have received capital distributions equal to 100% of their capital contributions.

Approximately $1,496,000 in total cash capital contributions to the Partnership had been made by the General Partner as of December 31, 2012 and 2011. During the years ended December 31, 2012 and 2011, OMIF incurred no carried interest expense because there was a net decrease in the limited partners’ capital accounts during each of those years.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments and the extension and refinancing of loans (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. These fees may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the General Partner and may have a direct effect on the interest rate borrowers are willing to pay the Partnership. Such fees earned by the General Partner amounted to approximately $168,000 and $24,000 on loans originated or extended of approximately $10,240,000 and $800,000 for the years ended December 31, 2011 and 2012, respectively.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees), with the exception of loans participated with outside entities. The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (due to the General Partner) when collected and are not recognized as an expense. Generally, on the majority of the Partnership’s loans, the late payment fee charged to the borrower for late payments is 10% of the payment amount. The amounts paid to or collected by the General Partner for late payment charges totaled approximately $779,000 and $37,000 for the years ended December 31, 2011 and 2012, respectively.

•
Other Miscellaneous Fees – The Partnership remits other miscellaneous fees paid by borrowers to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e., funding, demand and partial release fees). Such fees remitted to Owens Financial Group, Inc. totaled approximately $8,000 and $0 for the years ended December 31, 2011 and 2012, respectively.

•
Expenses – The General Partner is entitled to be reimbursed by the Partnership for any expenses (subject to certain exceptions outlined in the Partnership Agreement) paid by the General Partner, including, without limitation, legal and accounting expenses, filing fees, printing costs, goods and services and materials used by or for the Partnership. Additionally, the General Partner is entitled to reimbursements for salaries for non-management and non-supervisory services.  The amounts reimbursed to the General Partner by the Partnership were approximately $641,000 and $664,000 during the years ended December 31, 2011 and 2012, respectively.

Under the terms of the Partnership Agreement, the General Partner is not entitled to receive real estate brokerage commissions, property management fees or insurance services fees or a promotional interest (as defined in the Partnership Agreement). In addition, the General Partner is not entitled to receive reimbursement of acquisition and origination expenses incurred by the General Partner or its affiliates in the origination, selection and acquisition of mortgage loans.

The General Partner held a participated first deed of trust (with the Partnership) and a fourth deed of trust secured by six improved, residential lots located in Coeur D’Alene, Idaho. During the year ended December 31, 2011, OMIF and Owens Financial Group, Inc. foreclosed on the first deed of trust with an aggregate principal balance, past due interest, fees and advances of approximately $3,531,000 to the Partnership and $1,502,000 to the General Partner and obtained the property via the trustee’s sale. The General Partner’s fourth lien was terminated upon this foreclosure.  Due to an intercreditor agreement between the Partnership and the General Partner, the Partnership has a right to receive its entire investment in the loan (including all past due interest at the time of foreclosure) prior to any amounts to be paid to the General Partner once the property is sold. It was determined that the fair value of the property was lower than the Partnership’s investment in the loan and a specific loan allowance of approximately $426,000 was recorded. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, along with an additional charge to provision for loan losses of approximately $2,000. After foreclosure, it was determined that approximately $530,000 in additional improvement costs would be required to complete the lots and ready them for sale. Thus, an additional impairment loss was recorded of $530,000 during 2011. The Partnership and the General Partner have earned no income on this property during 2011 or 2012. The Partnership recorded an additional impairment loss on this property of approximately $372,000 during the year ended December 31, 2012.

During 2007, each of the General Partner and the Partnership funded a $10,000,000 and $30,000,000, respectively, portion of a $75,200,000 mortgage loan and entered into a co-lending agreement with PRC Treasures LLC, or PRC, and Titan Capital, or Titan, for the loan. The loan was secured by a condominium complex located in Miami, Florida consisting of three buildings, two of which have been renovated and in which 169 units remain unsold and one which contains 160 units that have not been renovated. During 2009, the Partnership purchased Titan’s interest in the loan (total principal, interest and protective advances due of approximately $9,353,000) for $2,800,000. During the quarter ended March 31, 2011, the loan was contributed by the co-lenders to a new limited liability company, TOTB, which was formed to own and operate the property. The loan was subsequently foreclosed upon and the property acquired by TOTB via the trustee’s sale, which at the time had a total aggregate amount outstanding to the General Partner and the Partnership of approximately $10,884,000 and $44,304,000, respectively. At the time of foreclosure, it was determined that the Partnership’s portion of the fair value of the property was lower than the Partnership’s total investment in the loans (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded during the first quarter of 2011 (total charge-off of $10,638,000). In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now OMIF and the General Partner. On the same date, OMIF and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties and TOTB (approximately $34,803,000 for the Partnership and $8,304,000 for the General Partner). Income and loss allocations are now made based on these percentages after a 15% preferred return to the Partnership based on its additional $2,583,000 contribution to TOTB in 2011. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and the General Partner’s investments in the TOTB, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The Partnership and the General Partner earned net income (loss) from TOTB of approximately $(1,477,000) and $(586,000), respectively, during 2011 and $(3,000) and $151,000, respectively, during 2012

The Partnership does not have any separate offices. The General Partner operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, California 94595, or the Executive Office. The lessor of the Executive Office is Olympic Blvd. Partners, a California General Partnership, or OBP, of which the General Partner is a 50% general partner. The Executive Office is the sole asset of OBP. The lease agreement, or the Office Lease, between OBP and the General Partner for the Executive Office has a term extending until October 31, 2014. The General Partner pays rent in the amount of $14,200 per month to OBP under the Office Lease.  For each of the years ended December 30, 2012 and 2011, Owens Financial Group paid $170,400 to OBP for use of the Executive Office. The Executive Office is subject to a deed of trust in the amount of $730,000 with monthly payments of interest only at 8% and all principal due on April 1, 2013. There is no prepayment penalty on this deed of trust.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Crowe Horwath LLP audited the Partnership’s consolidated financial statements and otherwise acted as the Partnership’s independent registered public accounting firm with respect to the fiscal years ended December 31, 2012 and 2011. Crowe Horwath LLP reviewed the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q for all quarterly periods in 2012 and 2011. The following is a summary of the fees billed or to be billed to the Partnership by Crowe Horwath LLP for professional services rendered for 2012 and 2011:

	2012	2011

Audit Fees	$147,000	$152,000
Audit-Related Fees	33,120	6,000
Tax Fees	—	—

Total Fees	$180,120	$158,000

Audit Fees were for the audits of our annual consolidated financial statements, reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and other assistance required to complete the year-end audits.

Audit-Related Fees were for the issuance of consents and assistance with review of registration statements on Forms S-4 and S-11 filed with the SEC.

Tax Fees include services for tax research and compliance, tax planning and advice, and tax return preparation.

Before the accountant is engaged by the Partnership to render audit or non-audit services, the engagement is approved by the Board of Directors of the General Partner. All of the services listed above were approved by the Board of Directors of the General Partner of the Partnership.

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(3)	List of Exhibits:
2	Agreement and Plan of Merger, dated January 23, 2013, by and between Owens Realty Mortgage, Inc. and Owens Mortgage Investment Fund***
3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*
3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*
3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*
3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*
3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*
3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1998**
3.7	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999**
3.8	Seventh Amended and Restated Limited Partnership Agreement ****
4.1	Seventh Amended and Restated Limited Partnership Agreement****
4.2	Subscription Agreement and Power of Attorney++
21	Subsidiaries of the Registrant +++
31.1	Section 302 Certification of General Partner Chief Executive Officer+++

31.2	Section 302 Certification of General Partner Chief Financial Officer+++
32	Certification Pursuant to 18 U.S.C. Section 1350+++
101
The following financial statements from this annual report on Form 10-K, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (v) the Notes to such Consolidated Financial Statements.

*Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-11 of Owens Mortgage Investment Fund (File No. 333-69272).
**Incorporated by reference to Amendment No. 7 to the Registration Statement on Form S-11 of Owens Mortgage Investment Fund (File No. 333-69272).
*** Incorporated by reference to Annex A to the proxy statement/prospectus that is part of the Registration Statement on Form S-4 of Owens Realty Mortgage, Inc. (File No. 333-184392) .
**** Incorporated by reference to Exhibit A to the Registration Statement on Form S-11 of Owens Mortgage Investment Fund (File No. 333-173249).
++ Incorporated by reference to Exhibit B to the Registration Statement on Form S-11 of Owens Mortgage Investment Fund (File No. 333-173249).
+++ Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Owens Mortgage Investment Fund, a California Limited Partnership
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Owens Mortgage Investment Fund, a California Limited Partnership (the “Partnership”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, partners’ capital and cash flows for the years then ended. We have also audited the accompanying financial statement schedules III and IV of the Partnership listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Crowe Horwath LLP

San Francisco, California
March 27, 2013

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Balance Sheets
December 31,

Assets	2012	2011
Cash and cash equivalents	$21,131,505	$12,232,121
Restricted cash	6,264,110	3,969,000
Certificates of deposit	—	1,994,055
Loans secured by trust deeds, net of allowance for losses of $24,417,897 in 2012 and $24,541,897 in 2011	45,844,365	44,879,979
Interest and other receivables	3,485,061	1,455,846
Vehicles, equipment and furniture, net of accumulated depreciation of $35,539 in 2012 and $444,902 in 2011	29,790	279,778
Other assets, net of accumulated amortization of $842,050 in 2012 and $751,065 in 2011	1,805,397	1,328,586
Investment in limited liability company	2,141,777	2,140,036
Real estate held for sale	56,173,094	13,970,673
Real estate held for investment, net of accumulated depreciation of $6,518,160 in 2012 and $6,458,712 in 2011	71,600,255	131,620,987

	$208,475,354	$213,871,061
Liabilities and Partners’ Capital
Liabilities:
Accrued distributions payable	$1,234,352	$73,584
Due to general partner	298,349	329,002
Accounts payable and accrued liabilities	4,012,650	3,211,321
Deferred gains	1,327,406	1,448,936
Notes payable	13,384,902	10,242,431

Total liabilities	20,257,659	15,305,274

Partners’ capital (units subject to redemption):
General partner	1,840,030	1,848,993
Limited partners
Authorized 500,000,000 units; 278,605,524 units outstanding in 2012 and 2011	178,328,365	179,196,966

Total OMIF partners’ capital	180,168,395	181,045,959

Noncontrolling interests	8,049,300	17,519,828
Total partners’ capital	188,217,695	198,565,787

	$208,475,354	$213,871,061

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Operations
Years Ended December 31,

	2012	2011

Revenues:
Interest income on loans secured by trust deeds	$2,567,583	$5,340,638
Gain on sale of real estate and other assets, net	3,306,912	—
Recognition of deferred gain on sale of real estate	804,929	26,283
Rental and other income from real estate properties	13,237,664	12,575,756
Income from investment in limited liability company	155,741	153,065
Other income	5,290	25,002

Total revenues	20,078,119	18,120,744

Expenses:
Management fees to general partner	1,760,589	2,312,377
Servicing fees to general partner	164,606	264,446
Administrative	320,420	208,965
Professional fees	1,010,558	580,500
Rental and other expenses on real estate properties	12,527,981	13,652,623
Interest expense	523,579	530,063
Environmental remediation expense	100,000	—
Other	90,354	90,043
(Reversal of) provision for loan losses	(124,000)	9,074,121
Impairment losses on real estate properties	4,873,266	15,022,659

Total expenses	21,247,353	41,735,797

Net loss	$(1,169,234)	$(23,615,053)

Less: Net income attributable to noncontrolling interests	(510,586)	(1,129,202)

Net loss attributable to OMIF	$(1,679,820)	$(24,744,255)

Net loss allocated to general partner	$(17,120)	$(274,408)

Net loss allocated to limited partners	$(1,662,700)	$(24,469,847)

Net loss allocated to limited partners per weighted average limited partnership unit	$(0.01)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital
Years Ended December 31,

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2010	$2,259,916	290,019,136	$216,841,448	$219,101,364	$16,467	$219,117,831

Net (loss) income	(274,408)	55,745	(24,469,847)	(24,744,255)	1,129,202	(23,615,053)
Noncontrolling interests of newly consolidated LLC’s	—	—	—	—	16,257,427	16,257,427
Contribution from noncontrolling interest	—	—	—	—	135,944	135,944
Partners’ capital distributions	(118,344)	(11,469,357)	(11,469,357)	(11,587,701)	—	(11,587,701)
Partners’ income distributions	(18,171)	—	(1,705,278)	(1,723,449)	(19,212)	(1,742,661)

Balances, December 31, 2011	1,848,993	278,605,524	179,196,966	181,045,959	17,519,828	198,565,787

Net (loss) income	(17,120)	—	(1,662,700)	(1,679,820)	510,586	(1,169,234)
Change in ownership interests in consolidated LLC (Note 6)	28,150	—	2,731,617	2,759,767	(9,959,767)	(7,200,000)
Partners’ income distributions	(19,993)	—	(1,937,518)	(1,957,511)	(21,347)	(1,978,858)

Balances, December 31, 2012	$1,840,030	278,605,524	$178,328,365	$180,168,395	$8,049,300	$188,217,695

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
A CALIFORNIA LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows
Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,169,234)	$(23,615,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate and other assets, net	(3,306,912)	(26,283)
Recognition of deferred gain on sale of real estate	(804,929)	—
Income from investment in limited liability company	(155,741)	(153,065)
(Reversal of) provision for loan losses	(124,000)	9,074,121
Impairment losses on real estate properties	4,873,266	15,022,659
Bad debt expense	1,500	3,774
Depreciation and amortization	2,292,537	3,133,821
Changes in operating assets and liabilities:
Interest and other receivables	(858,084)	(1,622,454)
Other assets	(567,796)	(367,883)
Accounts payable and accrued liabilities	898,149	(2,156,637)
Due to general partner	(30,653)	(353,229)
Net cash provided by (used in) operating activities	1,048,103	(1,060,229)

Cash flows from investing activities:
Principal collected on loans	5,979,614	26,530,507
Investment in real estate properties	(7,995,573)	(1,464,155)
Net proceeds from disposition of real estate properties	18,214,570	—
Purchases of vehicles, equipment and furniture	(24,656)	(27,028)
Distribution received from investment in limited liability company	154,000	155,000
Transfer (to) from restricted cash, net	(2,295,110)	317,000
Maturities of certificates of deposit	2,990,055	2,008,099
Investments in certificates of deposit	(996,000)	(1,998,211)
Net cash provided by investing activities	16,026,900	25,521,212

Cash flows from financing activities
Repayments on note payable	(157,529)	(151,074)
Distributions to noncontrolling interest	(21,347)	(19,212)
Contribution from noncontrolling interest	—	135,944
Purchase of member’s interest in consolidated LLC	(7,200,000)	—
Partners’ capital distributions	—	(11,587,701)
Partners’ income distributions	(796,743)	(1,695,879)
Net cash used in financing activities	(8,175,619)	(13,317,922)

Net increase in cash and cash equivalents	8,899,384	11,143,061

Cash and cash equivalents at beginning of year	12,232,121	1,089,060

Cash and cash equivalents at end of year	$21,131,505	$12,232,121

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$524,267	$530,722

See notes 3, 6, 7 and 8 for supplemental disclosure of noncash operating, investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

OFG is authorized to offer and sell units in the Partnership up to an aggregate of 500,000,000 units outstanding at $1.00 per unit. Limited partnership units outstanding were 278,605,524 as of December 31, 2012 and 2011, respectively.

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

Certain reclassifications not affecting net income have been made to the 2011 consolidated financial statements to conform to the 2012 presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see Notes 4, 5, 15 and 16). Fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves or write-downs. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

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

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

ASU No. 2011-02

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in this ASU state that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties and further clarifies when these conditions have been met. In addition, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this ASU were effective for the interim period ended September 30, 2011, and were applied retrospectively to January 1, 2011 by the Partnership. The implementation of this ASU did not have a material impact on the Partnership’s consolidated financial statements.

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

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses.

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

Real Estate Held for Investment

Real estate held for investment includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held for investment is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.

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

December 31, 2012 and 2011

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

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The total amount of unrecognized tax benefits, including interest and penalties, at December 31, 2012 and 2011 was zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. With few exceptions, the Partnership is no longer subject to federal and state income tax examinations by tax authorities for years before 2008.

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

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 3 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of December 31, 2012 and 2011 are as follows:

	2012	2011
By Property Type:
Commercial real estate	$23,953,081	$29,552,531
Condominiums	17,629,631	10,369,534
Single family homes (1-4 Units)	250,000	250,000
Improved and unimproved land	28,429,550	29,249,811
	$70,262,262	$69,421,876
By Deed Order:
First mortgages	$53,544,038	$48,710,380
Second and third mortgages	16,718,224	20,711,496
	$70,262,262	$69,421,876

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following tables show the allocation of the allowance for loan losses as of and for the years ended December 31, 2012 and 2011 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condominiums	Single Family Homes	Improved and Unimproved Land
2012					Total

Allowance for loan losses:
Beginning balance	$2,951,543	$3,855,281	$—	$17,735,073	$24,541,897
(Reversal) Provision	(1,344,618)	432,827	—	787,791	(124,000)
Ending balance	$1,606,925	$4,288,108	$—	$18,522,864	$24,417,897

Ending balance: individually evaluated for impairment	$446,904	$3,644,129	$—	$18,522,864	$22,613,897

Ending balance: collectively evaluated for impairment	$1,160,021	$643,979	$—	$—	$1,804,000

Loans:
Ending balance	$23,953,081	$17,629,631	$250,000	$28,429,550	$70,262,262

Ending balance: individually evaluated for impairment	$10,443,081	$10,129,631	$250,000	$28,429,550	$49,252,262

Ending balance: collectively evaluated for impairment	$13,510,000	$7,500,000	$—	$—	$21,010,000

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

	Commercial Real Estate	Condominiums	Single Family Homes	Improved and Unimproved Land
2011					Total

Allowance for loan losses:
Beginning balance	$4,453,677	$15,706,726	$—	$15,908,112	$36,068,515
Charge-offs	(275,000)	(11,754,290)	—	(8,571,449)	(20,600,739)
Provision	(1,227,134)	(97,155)	—	10,398,410	9,074,121
Ending balance	$2,951,543	$3,855,281	$—	$17,735,073	$24,541,897

Ending balance: individually evaluated for impairment	$701,543	$3,855,281	$—	$17,735,073	$22,291,897

Ending balance: collectively evaluated for impairment	$2,250,000	$—	$—	$—	$2,250,000

Loans:
Ending balance	$29,552,531	$10,369,534	$250,000	$29,249,811	$69,421,876

Ending balance: individually evaluated for impairment	$12,457,708	$10,369,534	$250,000	$29,249,811	$52,327,053

Ending balance: collectively evaluated for impairment	$17,094,823	$—	$—	$—	$17,094,823

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following tables show an aging analysis of the loan portfolio by the time past due at December 31, 2012 and 2011:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
2012

Commercial real estate	$—	$—	$10,443,081	$10,443,081	$13,510,000	$23,953,081
Condominiums	—	—	10,129,631	10,129,631	7,500,000	17,629,631
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	28,429,550	28,429,550	—	28,429,550
	$—	$—	$49,252,262	$49,252,262	$21,010,000	$70,262,262

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
2011

Commercial real estate	$—	$—	$12,457,708	$12,457,708	$17,094,823	$29,552,531
Condominiums	—	—	10,369,534	10,369,534	—	10,369,534
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	29,249,811	29,249,811	—	29,249,811
	$—	$—	$52,327,053	$52,327,053	$17,094,823	$69,421,876

All of the loans that are 90 or more days past due as listed above were on non-accrual status as of December 31, 2012 and 2011.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following tables show information related to impaired loans as of and for the years ended December 31, 2012 and 2011:

	As of December 31, 2012			Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$9,925,007	$9,364,329	$—	$11,401,909	$484,769
Condominiums	2,639,843	2,594,631	—	2,679,540	150,000
Single family homes	250,195	250,000	—	250,195	22,944
Improved and unimproved land	4,228,140	4,226,713	—	4,660,816	339,828

With an allowance recorded:
Commercial real estate	1,079,699	1,078,752	446,904	1,079,207	26,969
Condominiums	7,983,329	7,535,000	3,644,129	7,983,285	240,952
Improved and unimproved land	24,707,709	24,202,837	18,522,864	24,616,610	—

Total:
Commercial real estate	$11,004,706	$10,443,081	$446,904	$12,481,116	$511,738
Condominiums	$10,623,172	$10,129,631	$3,644,129	$10,662,825	$390,952
Single family homes	$250,195	$250,000	$—	$250,195	$22,944
Improved and unimproved land	$28,935,849	$28,429,550	$18,522,864	$29,277,426	$339,828

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Troubled Debt Restructurings

The Partnership has allocated approximately $447,000 and $116,000 of specific reserves to borrowers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and 2011, respectively.  The Partnership has not committed to lend additional amounts to any of these borrowers.

During the years ended December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: an extension of the maturity date and a reduction of the stated interest rate of the loan or a reduction in the monthly interest payments due under the loan with all deferred interest due at the extended maturity date.

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

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following tables show information related to loan modifications made by the Partnership during the years ended December 31, 2012 and 2011:

	Modifications During the Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Year
Commercial real estate	1	$655,485	$655,485
Condominiums	1	4,339,200	4,339,200
Improved and unimproved land	2	5,367,180	5,367,180

Troubled Debt Restructurings That Subsequently Defaulted During the Year	Number of Contracts	Recorded Investment
Commercial real estate	1	$632,795

	Modifications During the Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Year
Commercial real estate	1	$236,652	$118,983
Condominiums	2	11,504,560	11,504,560
Improved and unimproved land	3	5,801,418	5,801,418

Troubled Debt Restructurings That Subsequently Defaulted During the Year	Number of Contracts	Recorded Investment
Condominiums	1	$3,531,957
Improved and unimproved land	1	2,960,770

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 5 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Partnership entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Partnership. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Partnership, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC, that are wholly owned by 1850. The Partnership and Nanook are the Members of 1850 and NV Manager, LLC is the Manager. (See Note 16 for further discussion of the Partnership’s environmental remediation obligation with respect to the properties owned by 1850.)

During the years ended December 31, 2012 and 2011, the Partnership received capital distributions from 1850 in the total amount of $154,000 and $155,000, respectively. The net income to the Partnership from its investment in 1850 De La Cruz was approximately $156,000 and $153,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2012 and 2011 consists of the following properties acquired through foreclosure:

	2012	2011
Manufactured home subdivision development, Ione, California	$78,530	$244,400
Manufactured home subdivision development (undeveloped land), Lake Charles, Louisiana (held within Dation, LLC)	256,107	2,003,046
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC) – transferred from held for investment (formerly part of golf course)	103,198	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	408,000	432,000
Commercial buildings, Sacramento, California	3,890,968	3,890,968
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC) – transferred from held for investment	8,517,932	—
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred from held for investment	33,855,211	—
1/7th interest in single family home, Lincoln City, Oregon	85,259	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC)	7,315,000	7,315,000
Office/retail complex, Hilo, Hawaii	1,662,889	—
	$56,173,094	$13,970,673

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

During the year ended December 31, 2012, the Partnership transferred the undeveloped land located in Auburn, California, the 45 condominium and 2 commercial units located in Oakland, California and the 169 condominium units and 160 unit unoccupied apartment building located in Miami, Florida from held for investment to held for sale because the properties are listed for sale and sales are expected to be completed within one year.

During the year ended December 31, 2012, the Partnership transferred the industrial building located in Chico, California and the real estate properties held within 33rd Street Terrace, LLC, Anacapa Villas, LLC, 550 Sandy Lane, LLC and DarkHorse Golf Club, LLC (“DarkHorse”) from held for investment to held for sale and all of the properties were subsequently sold during 2012 (other than one land parcel held within DarkHorse). See “2012 Sales Activity” below.

During the year ended December 31, 2012, the Partnership recorded the following impairment losses on real estate held for sale based on updated appraisals obtained:
Year Ended December 31, 2012

Manufactured home subdivision development, Ione, California	$100,830
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	328,240
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	24,000
$453,070

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

2012 Sales Activity

During the year ended December 31, 2012, the Partnership sold one lot and one manufactured home located in Ione, California for aggregate net sales proceeds of approximately $66,000 resulting in a net gain to the Partnership of approximately $1,000.

During the year ended December 31, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Partnership. In addition, during the year ended December 31, 2012, the Partnership paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was then assigned to the Partnership. The remaining model home was also sold during 2012 for cash of $25,000, resulting in a loss of approximately $12,000. Dation continues to own 40 acres of unimproved land which it has marketed for sale and expects to sell within the next year.

During the year ended December 31, 2012, the Partnership sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Partnership of approximately $1,863,000.

During the year ended December 31, 2012, the Partnership sold the nineteen condominium units located in San Diego, California held within 33rd Street Terrace, LLC for net sales proceeds of approximately $2,181,000 resulting in a gain to the Partnership of approximately $555,000.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

During the year ended December 31, 2012, the Partnership sold the eight townhomes located in Santa Barbara, California held within Anacapa Villas, LLC for net sales proceeds of approximately $2,177,000 and a note carried back of $7,500,000 resulting in a gain to the Partnership of approximately $442,000. The Partnership recorded deferred gain of approximately $1,327,000 as a result of this transaction.

During the year ended December 31, 2012, the Partnership sold the apartment complex located in Ripon, California held within 550 Sandy Lane, LLC for net sales proceeds of approximately $4,979,000 resulting in a gain to the Partnership of approximately $835,000.

During the year ended December 31, 2012, the Partnership sold the golf course located in Auburn, California (including all parcels of land except one of approximately 25 acres) held within DarkHorse for net sales proceeds of approximately $1,513,000 resulting in a loss to the Partnership of approximately $378,000. The remaining parcel of land is now classified as held for sale as a sale is expected within the next year. The net sales proceeds were not received from the title company until the first business day of January 2013. Thus, they were recorded as a receivable in the accompanying consolidated balance sheets.

2012 Foreclosure Activity

During the year ended December 31, 2012, the Partnership foreclosed on a first mortgage loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of $306,896 were capitalized to the basis of the property. The Partnership also had a deferred gain in the amount of approximately $644,000 from the original sale of the property in 2010 that was netted with the basis of the loan at the time of foreclosure. The property has been classified as held for sale as it is listed for sale and the Partnership expects to complete a sale within one year.

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

TOTB Miami, LLC

During the year ended December 31, 2011, the Partnership and two co-lenders (which included Owens Financial Group, Inc., or the General Partner, and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee’s sale. The Partnership and other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings and an undeveloped parcel of land, two buildings of which have been renovated and are being leased, and in which 169 units remain unsold and one building which contains 160 vacant units that have not been renovated. Based on an appraisal obtained in September 2010, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/TOTB (excluding the Preferred Class A Units discussed below). Income and loss allocations are now made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011 (represented by its Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in TOTB, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $6,055,000 and $15,512,000 as of December 31, 2012 and 2011, respectively.

The net loss to the Partnership from TOTB was approximately $3,000 and $1,477,000 during the years ended December 31, 2012 and 2011, respectively.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Partnership has a 60% membership interest in 1875 and is entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Partnership. The noncontrolling interest of PNL totaled approximately $2,001,000 and $2,002,000 as of December 31, 2012  and 2011, respectively.

There was no net income or loss to the Partnership from 1875 for the years ended December 31, 2012 and 2011.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 7 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of December 31, 2012 and 2011:

	2012	2011
Light industrial building, Paso Robles, California	$1,451,089	$1,496,788
Commercial buildings, Roseville, California	777,366	805,383
Retail complex, Greeley, Colorado (held within 720 University, LLC)	11,974,751	12,308,400
Undeveloped, residential land, Madera County, California	726,580	720,000
Undeveloped, residential land, Marysville, California	403,200	403,200
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC – transferred to held for sale	—	1,978,412
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,400
Undeveloped, industrial land, San Jose, California	1,958,400	2,044,800
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	4,037,575	4,118,400
Two improved residential lots, West Sacramento, California	130,560	182,400
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,056,000
Office condominium complex (16 units), Roseville, California	4,019,876	4,068,199
Eight townhomes, Santa Barbara, California (held within Anacapa Villas, LLC) – transferred to held for sale	—	7,990,000
Nineteen condominium units, San Diego, California (held within 33rd Street Terrace, LLC) – transferred to held for sale	—	1,647,219
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,959,492	1,984,749
Industrial building, Sunnyvale, California	3,205,847	3,294,903
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	7,459,609	5,376,000
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,860,573	4,958,857
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,654,914	4,800,000
Apartment complex, Ripon, California (held within 550 Sandy Lane, LLC) – transferred to held for sale	—	4,246,550
45 condominium units, Oakland, California (held within 1401 on Jackson, LLC) – transferred to held for sale	—	8,653,490
Industrial building, Chico, California – transferred to held for sale	—	6,720,000
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred to held for sale	—	34,011,709
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,432,883	2,466,328
6 improved residential lots, Coeur D’Alene, Idaho	969,600	1,342,000
Unimproved, residential and commercial land, Gypsum, Colorado	5,760,000	9,600,000
Unimproved, commercial land, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	8,452,996	—
	$71,600,255	$131,620,987

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2012 and 2011 are as follows:
	2012	2011
Land	$37,381,547	$51,154,741
Buildings and improvements	40,736,868	86,924,958
	78,118,415	138,079,699
Less: Accumulated depreciation and amortization	(6,518,160)	(6,458,712)
	$71,600,255	$131,620,987

The acquisition of certain real estate properties through foreclosure (including properties held for sale – see Note 6) resulted in the following non-cash activity for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
Increases:
Real estate held for sale and investment	$1,662,889	$65,007,119
Noncontrolling interests	—	(16,257,427)
Accounts payable and accrued liabilities	—	(2,980,871)

Decreases:
Loans secured by trust deeds, net of allowance for loan losses	(2,000,000)	(41,112,373)
Interest and other receivables	(306,896)	(4,656,448)
Deferred gain	644,007	—

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense of real estate held for investment was approximately $2,060,000 and $2,923,000 for the years ended December 31, 2012 and 2011, respectively.

For purposes of assessing potential impairment of value during 2012, the Partnership obtained updated appraisals or other valuation support for certain of its real estate properties held for investment. This resulted in the Partnership recording impairment losses as follows:

2012
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	$31,156
Undeveloped industrial land, San Jose, California	86,400
Two improved residential lots, West Sacramento, California	51,840
Undeveloped, residential land, Coolidge, Arizona	38,400
6 improved residential lots, Coeur D’Alene, Idaho	372,400
Unimproved residential and commercial land, Gypsum, Colorado	3,840,000
$4,420,196

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

December 31, 2012 and 2011

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

The net income to the Partnership from 720 University was approximately $275,000 and $202,000 (including depreciation and amortization totaling approximately $441,000 and $482,000) during the years ended December 31, 2012 and 2011, respectively. The non-controlling interest of the joint venture partner of approximately $(7,000) and $5,000 as of December 31, 2012 and 2011, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property was approximately $11,975,000 and $12,308,000 as of December 31, 2012 and 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The approximate net income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results (including gains/losses from sales) for the years ended December 31, 2012 and 2011 were as follows:
	2012	2011
Anacapa Villas, LLC	$527,000	$(149,000)
Dation, LLC	2,000	(42,000)
DarkHorse Golf Club, LLC	(690,000)	(363,000)
Lone Star, LLC	(160,000)	(120,000)
Baldwin Ranch Subdivision, LLC	(100,000)	(95,000)
The Last Resort and Marina, LLC	(20,000)	(31,000)
33rd Street Terrace, LLC	645,000	39,000
54th Street Condos, LLC	(356,000)	(404,000)
Wolfe Central, LLC	397,000	393,000
AMFU, LLC	18,000	3,000
Phillips Road, LLC	89,000	92,000
550 Sandy Lane, LLC	1,024,000	192,000
1401 on Jackson, LLC	55,000	14,000
Broadway & Commerce, LLC	88,000	27,000
Light industrial building, Paso Robles, California	185,000	180,000
Undeveloped industrial land, San Jose, California	(129,000)	(142,000)
Office condominium complex, Roseville, California	(46,000)	(56,000)
Storage facility/business, Stockton, California	291,000	235,000
Industrial building, Chico, California	1,694,000	(414,000)
Undeveloped land, Gypsum, California	(342,000)	(7,000)

NOTE 8 - NOTES PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 7), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,085,000 and $10,242,000 as of December 31, 2012 and 2011, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the years ended December 31, 2012 and 2011 was approximately $524,000 and $530,000, respectively.

The Partnership also has two notes payable in the aggregate amount of $3,300,000 related to the purchase of seven parcels by Tahoe Stateline Venture, LLC in December 2012 (see Note 2). The notes require semi-annual interest-only payments of 5% per annum and are due in December 2016. As of December 31, 2012, the Partnership has accrued approximately $12,000 in interest payable that has been capitalized to the basis of the land which is now under development.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following table shows maturities by year on the Partnership’s notes payable as of December 31, 2012:

Year ending December 31:
2013	$167,316
2014	176,123
2015	9,741,463
2016	3,300,000
$13,384,902

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

The Partnership makes monthly net income distributions (if any) to those limited partners who elect to receive such distributions. Those limited partners who elect not to receive cash distributions have their distributions reinvested in additional limited partnership units at $1.00 per unit pursuant to the Partnership Agreement. Such reinvested distributions totaled approximately $0 and $56,000 (dollars and units) for the years ended December 31, 2012 and 2011, respectively. Reinvested distributions are not shown as partners’ cash distributions or proceeds from sale of partnership units in the accompanying consolidated statements of partners’ capital and cash flows.

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

•
The total amount withdrawn by all limited partners during any calendar year, combined with the total amount of net proceeds distributed to limited partners during the year and certain transfers, cannot exceed 10% of the aggregate capital accounts of the limited partners, except upon final liquidation of the Partnership.

•	Withdrawal requests are honored in the order in which they are received.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of December 31, 2012, the Partnership has received requests for withdrawal from limited partners holding approximately 108,980,000 Units, which represents approximately 39% of all outstanding limited partner Units and units represented by the general partner interest. All scheduled withdrawals from January 1, 2009 to December 31, 2012 were not made because the Partnership has not had sufficient available cash to make such withdrawal requests, needed to have funds in reserve for operations, to protect the Partnership’s interest in certain delinquent loans and to make needed improvements to real estate properties and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit . When funds become available for

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of the aggregate capital accounts of all outstanding limited partners Units in any calendar year, which will prevent any limited partner withdrawals and certain transfers during the same year. However, there can be no assurance that 10% of the aggregate capital accounts of all outstanding limited partner Units will be distributed in any calendar year. No pro rata capital distributions were made during the year ended December 31, 2012. During 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4% of the aggregate capital accounts of all outstanding limited partner Units.

In April 2011, the General Partner temporarily suspended the Distribution Reinvestment Plan (the “Plan”) for all limited partners, in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership Agreement requires that 86.5% of capital contributions to the Partnership be committed to mortgage loan investments, but also generally limits the Partnership’s ability to make additional investments in mortgage loans while the Partnership has qualifying withdrawal requests from limited partners that are pending and unpaid.  In recent years, Partnership liquidity issues have limited the Partnership’s ability to honor withdrawal requests and/or make pro rata capital distributions at the maximum level (10%), which has restricted the Partnership’s additional mortgage lending activities.

Carried Interest of General Partner

OFG has contributed capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts and, together with its carried interest, OFG has an interest of approximately 1% of the limited partners’ capital accounts. This carried interest of OFG of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to OFG’s capital account as additional compensation. As of December 31, 2012 and 2011, OFG had made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). OFG is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance.

There was no carried interest expense charged to the Partnership for the years ended December 31, 2012 and 2011.

NOTE 10 – RESTRICTED CASH

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

The 1-1/2% contingency reserves required per the Partnership Agreement as of December 31, 2012 and 2011 were approximately $3,948,000 and $3,969,000, respectively, and are reported as restricted cash in the accompanying consolidated balance sheets. Cash, cash equivalents and certificates of deposit as of the same dates were accordingly maintained as reserves.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Escrow Deposits

As part of the parcel purchases by Tahoe Stateline Venture, LLC in December 2012 (see Notes 3 and 6), the Partnership deposited approximately $2,316,000 into an escrow account to pay delinquent property taxes on the parcels purchased once property reassessments were completed. The reassessments were completed in February 2013 and the remaining escrow funds of approximately $625,000 were remitted back to the Partnership.

NOTE 11 - INCOME TAXES

The net difference between partners’ capital per the Partnership’s federal income tax return and these financial statements is comprised of the following components:

	(Unaudited) 2012	(Unaudited) 2011
Partners’ capital per financial statements	$180,168,395	$181,045,959
Accrued interest income	582,229	471,263
Allowance for loan losses	24,417,897	24,541,897
Book/tax differences in basis of real estate properties and consolidated joint venture entities	61,324,534	62,450,448
Book/tax difference in equity method investment	721,220	261,376
Accrued distributions	—	73,584
Accrued fees due to general partner	139,485	166,281
Tax-deferred gain on sale of real estate	(2,653,763)	(2,653,763)
Book-deferred gains on sale of real estate	1,327,406	771,106
Environmental remediation liability	70,340	430,185
Other	(167,942)	(256,688)
Partners’ capital per federal income tax return	$265,929,801	$267,301,648

NOTE 12 - TRANSACTIONS WITH AFFILIATES

OFG is entitled to receive from the Partnership a management fee of up to 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of the twelve months in the calendar year for services rendered as manager of the Partnership.

All of the Partnership’s loans are serviced by OFG, in consideration for which OFG receives a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed for the provision of such mortgage services on that type of loan or up to 0.25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $1,761,000 and $2,312,000 for the years ended December 31, 2012 and 2011, respectively, and are included in the accompanying consolidated statements of operations. Service fees amounted to approximately $165,000 and $264,000 for the years ended December 31, 2012 and 2011, respectively, and are included in the accompanying consolidated statements of operations. As of December 31, 2012 and 2011, the Partnership owed management and servicing fees to OFG in the amount of approximately $298,000 and $329,000, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The maximum servicing fees were paid to OFG during the years ended December 31, 2012 and 2011. If the maximum management fees had been paid to OFG during the year ended December 31, 2012, the management fees would have been $1,811,000 (increase of $50,000), which would have increased net loss allocated to limited partners by approximately 3.0% and would not have changed net loss allocated to limited partners per weighted average limited partner unit. If the maximum management fees had been paid to OFG during the year ended December 31, 2011, the management fees would have been $2,909,000 (increase of $597,000), which would have increased net loss allocated to limited partners by approximately 2.4%, and would have increased net loss allocated to limited partners per weighted average limited partner unit by the same percentage to a loss of $0.088 from a loss of $0.086.

In determining the yield to the partners and hence the management fees, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. OFG expects that the management fees that it receives from the Partnership will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Partnership during the year ended December 31, 2012, OFG has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the Partnership Agreement, OFG receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Partnership loans totaled approximately $37,000 and $779,000 for the years ended December 31, 2012 and 2011, respectively. In addition, the Partnership remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $0 and $8,000 for the years ended December 31, 2012 and 2011, respectively.

OFG originates all loans the Partnership invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $24,000 and $168,000 on loans extended of approximately $800,000 and $10,240,000 for the years ended December 31, 2012 and 2011, respectively. Such fees as a percentage of loans extended by the Partnership were 3.0% and 1.6% for the years ended December 31, 2012 and 2011, respectively. A loan fee paid to OFG in the amount of $78,000 during year ended December 31, 2011 was collected from the borrower upon payoff of the related loan in December 2010 and remitted to OFG in January 2011.

OFG is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to OFG by the Partnership were $664,000 and $641,000 during the years ended December 31, 2012 and 2011, respectively.

NOTE 13 - NET LOSS PER LIMITED PARTNER UNIT

Net loss per limited partnership unit is computed using the weighted average number of limited partnership units outstanding during the year. These amounts were approximately 278,606,000 and 285,083,000 for the years ended December 31, 2012 and 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 14 - RENTAL INCOME

The Partnership’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to fourteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2012, and thereafter is as follows:

Year ending December 31:
2013	$5,247,799
2014	2,473,633
2015	1,840,576
2016	1,611,588
2017	1,068,585
Thereafter (through 2026)	2,798,791
$15,040,972

NOTE 15 - FAIR VALUE

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

December 31, 2012 and 2011

The following is a description of the Partnership’s valuation methodologies used to measure and disclose the fair values of its financial and nonfinancial assets and liabilities on a recurring and nonrecurring basis.

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2012 and 2011, the majority of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012
Nonrecurring:
Impaired loans:
Commercial real estate	$ 632,795	—	—	$ 632,795
Condominiums	4,339,200	—	—	4,339,200
Improved and unimproved land	6,184,845	—	—	6,184,845
Total	$ 11,156,840	—	—	$ 11,156,840

Real estate properties:
Commercial	$ 2,174,087	—	—	$ 2,174,087
Condominiums	8,517,932	—	—	8,517,932
Single family homes	78,531	—	—	78,531
Improved and unimproved land	15,183,504	—	—	15,183,504
Total	$ 25,954,054	—	—	$ 25,954,054

2011
Nonrecurring:
Impaired loans:
Commercial real estate	$ 492,809	—	—	$ 492,809
Condominiums	4,128,000	—	—	4,128,000
Improved and unimproved land	6,602,529	—	—	6,602,529
Total	$ 11,223,338	—	—	$ 11,223,338

Real estate properties:
Commercial	$ 5,161,367	—	—	$ 15,161,367
Condominiums	18,165,999			18,165,999
Single family homes	2,332,706	—	—	2,332,706
Improved and unimproved land	27,986,278	—	—	27,986,278
Total	$ 63,646,350	—	—	$ 63,646,350

The provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $322,000 and $10,295,000 during the years ended December 31, 2012 and 2011, respectively. Impairment losses of approximately $4,873,000 and $15,023,000 were recorded on the real estate properties above during the years ended December 31, 2012 and 2011, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

During the years ended December 31, 2012 and 2011, there were no transfers in or out of Levels 1 and 2.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired Loans:

Commercial	$632,795	Appraisal	Estimate of Future Improvements	13.9%
			Discount Rate	9.5%
Condominiums	$4,339,200	Appraisal	Capitalization Rate	6%
Improved and unimproved land	$6,184,845	Appraisal	Comparable Sales Adjustment Range	-23% to 33% (-23% to 33%)
			Discounts on Land improvements	66.7%
Real Estate Properties:

Commercial	$2,174,087	Appraisal	Comparable Sales Adjustment Range	-58% to 10% (-24.6% to 0.6%)
			Capitalization Rate	8.2%
			Estimate of Future Improvements	17.8%
Condominiums	$8,517,932	Appraisal	Capitalization Rates	4.5%
			Estimate of Future Improvements	1.6%
Single Family Homes	$78,531	Appraisal	Comparable Sales Adjustment Range	-23.4% to 0% (-23.4% to 0%)
			Discount Rate	25%
Improved and unimproved land	$15,183,504	Appraisal	Comparable Sales Adjustment Range	-70.3% to 62.7% (-23.3% to 25%)
			Estimate of Future Improvements	26.6%

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The approximate carrying amounts and estimated fair values of financial instruments at December 31, 2012 and 2011 are as follows:

		Fair Value Measurements at December 31, 2012

	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,132,000	$21,132,000	$—	$—	$21,132,000
Restricted cash	6,264,000	6,264,000	—	—	6,264,000
Loans secured by trust deeds	45,844,000	—	—	45,844,000	45,844,000
Investment in limited liability company	2,142,000	—	—	2,142,000	2,142,000
Interest and other receivables	3,485,000	—	1,890,000	1,595,000	3,485,000

Financial liabilities
Due to general partner	$298,000	$—	$298,000	$—	$298,000
Accrued interest payable	56,000	—	56,000	—	56,000
Notes payable	13,385,000	—	—	13,461,000	13,461,000

		Fair Value Measurements at December 31, 2011

	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$12,232,000	$12,232,000	$—	$—	$12,232,000
Restricted cash	3,969,000	3,969,000	—	—	3,969,000
Certificates of deposit	1,994,000	—	1,994,000	—	1,994,000
Loans secured by trust deeds	44,880,000	—	—	44,880,000	44,880,000
Investment in limited liability company	2,140,000	—	—	2,140,000	2,140,000
Interest and other receivables	1,456,000	—	545,000	911,000	1,456,000

Financial liabilities
Due to general partner	$329,000	$—	$329,000	$—	$329,000
Accrued interest payable	45,000	—	45,000	—	45,000
Note payable	10,242,000	—	—	10,283,000	10,283,000

The carrying value of cash and cash equivalents and restricted cash approximates the fair value because of the relatively short maturity of these instruments and are classified as Level 1.  Certificates of deposit are held in several federally insured depository institutions and have original maturities greater than three months. These investments are held to maturity.  The fair values of certificates of deposit are estimated using a matrix based on interest rates for certificates of deposit with similar remaining maturities resulting in a Level 2 classification. The carrying value of loans secured by trust deeds (net of allowance for loan losses), other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership resulting in a Level 3 classification. The applicable amount of accrued interest receivable and advances related thereto has also been considered in evaluating the fair value versus the carrying value of loans. The fair value of the Partnership’s investment in limited liability company is estimated based on an appraisal obtained and

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

approximates the carrying value and is classified as Level 3. The fair values of the Partnership’s notes payable are estimated based upon comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities resulting in a Level 3 classification. The carrying values of interest and other receivables, due to general partner and accrued interest payable are estimated to approximate fair values due to the short term nature of these instruments and are classified as Level 2 (except for advances related to loans which are classified as Level 3).

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Partnership had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Partnership from the previously established liability and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Partnership. As of December 31, 2012 and 2011, approximately $70,000 and $430,000 of this obligation remains accrued on the Partnership’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in the year ended December 31, 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  The Partnership and the General Partner have retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.

Contractual Obligations

In June 2011, 54th Street Condos, LLC (wholly owned by the Partnership) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona. Construction began during the third quarter of 2011 and was fully completed during the fourth quarter of 2012 in the total amount of approximately $3,204,000 (including all change orders and related construction costs). All costs for this project were paid from cash reserves.

The Partnership has entered into various contracts for the preliminary design, engineering and permit approval process for the land owned by Tahoe Stateline Venture, LLC (see Note 2). The aggregate amount of these contracts as of the date of this filing is approximately $958,000. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 17 – FOURTH QUARTER INFORMATION (UNAUDITED)

During the quarter ended December 31, 2012, the Partnership recorded a reversal of the provision for loan losses of approximately $523,000 and an impairment loss on a real estate property of approximately $3,840,000. In addition, during the quarter ended December 31, 2012, the Partnership sold five real estate properties for net gains of $1,459,000.

SCHEDULE III

OWENS MORTGAGE INVESTMENT FUND
REAL ESTATE AND ACCUMULATED DEPRECIATION — DECEMBER 31, 2012

			Capitalized		Carrying		Accumulated	Date	Depreciable
Description	Encumbrances	Initial Cost	Costs	Sales	Value		Depreciation	Acquired	Lives

Office Condominium Complex, Roseville, California	None	8,569,286	182,822	(893,595)	4,019,876	Note 4	(127,931)	9/26/2008	2-39 Years

Retail Complex, Greeley, Colorado	$10,084,902 Note Payable	9,307,001	7,296,340	(128,274)	11,974,751		(4,500,316)	7/31/2000	1-39 Years

75 Improved, Residential Lots, Auburn, California	None	13,746,625	36,745	—	3,878,544	Note 5	—	9/27/2007	N/A

Storage Facility/Business, Stockton, California	None	5,674,000	40,904	—	4,037,575	Note 6	(95,485)	6/3/2008	15-39 Years

Industrial Building, Sunnyvale, California	None	3,428,885	54,514	—	3,205,847		(277,552)	11/5/2009	10-39 Years

133 Condominium Units, Phoenix, Arizona	None	5,822,597	3,257,312	—	7,459,609	Note 7	(176,510)	11/18/2009	5-27.5 Years

Medical Office Condominium Complex, Gilbert, Arizona	None	5,040,000	101,905	—	4,860,573		(281,332)	5/19/2010	39 Years

60 Condominium Units, Lakewood, Washington	None	6,616,881	65,502	—	4,654,914	Note 8	(145,086)	8/20/2010	27.5 Years

Commercial Building, Sacramento, California	None	3,890,968	—	—	3,890,968		—	9/3/2010	N/A

45 Condominium Units, Oakland, California	None	8,947,200	—	—	8,517,932		—	12/1/2010	N/A

168 Condominium Units & 160 Unit Vacant Apartment Building, Miami, Florida	None	34,560,000	142,571	—	33,855,211		—	2/2/2011	N/A

Industrial Land, Pomona, California	None	7,315,000	—	—	7,315,000		—	8/25/2011	N/A

Residential and Commercial Land, Gypsum, Colorado	None	9,600,000	—	—	5,760,000	Note 9	—	10/1/2011	N/A

Unimproved Commercial Land, South Lake Tahoe, California	$3,300,000 Notes Payable	6,681,225	1,771,771	—	8,452,996		—	12/4/2012	N/A

Miscellaneous Real Estate	None				15,889,553		(913,948)	Various	Various

TOTALS					$127,773,349		$(6,518,160)

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure other than the unimproved commercial land located in South Lake Tahoe, California that was purchased in 2012.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/11)	$97,066,199
Additions during period:
Acquisitions through foreclosure	65,007,119
Investments in real estate properties	1,464,155
Subtotal	163,537,473
Deductions during period:
Cost of real estate properties sold	—
Impairment losses on real estate properties	15,022,659
Depreciation of properties held for investment	2,923,154
Balance at end of period (12/31/11)	$145,591,660

Balance at beginning of period (1/1/12)	$145,591,660
Additions during period:
Acquisitions through foreclosure	1,662,889
Investments in real estate properties	11,198,753
Subtotal	158,453,302
Deductions during period:
Cost of real estate properties sold	23,746,204
Impairment losses on real estate properties	4,873,266
Depreciation of properties held for investment	2,060,483
Balance at end of period (12/31/12)	$127,773,349

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/11)	$5,887,910
Additions during period:
Depreciation expense	2,923,155
Previous accumulated depreciation on real estate moved back to held for investment	121,343
Subtotal	8,932,408
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	295,996
Accumulated depreciation netted with cost basis for real estate written down to fair value	2,177,700
Balance at end of period (12/31/11)	$6,458,712

Balance at beginning of period (1/1/12)	$6,458,712
Additions during period:
Depreciation expense	2,060,483
Subtotal	8,519,195
Deductions during period:
Accumulated depreciation of real estate sold during 2012	724,406
Accumulated depreciation on real estate moved to held for sale	1,276,629
Balance at end of period (12/31/12)	$6,518,160

NOTE 4: Write-downs totaling $3,712,706 were recorded on this property during 2010 and 2011 based on third party appraisals and comparable sales.

NOTE 5: Write-downs totaling $9,904,826 were recorded on this property during 2009 through 2012 based on broker's opinions of value and third party appraisals.
NOTE 6: Write-downs totaling $1,183,571 were recorded on this property during 2009 and 2011 based on third party appraisals.
NOTE 7: A write-down of  $1,115,660 was recorded on this property during 2011 based on a third party appraisal.
NOTE 8: A write-down of  $1,608,100 was recorded on this property during 2011 based on a third party appraisal.
NOTE 9: A write-down of  $3,840,000 was recorded on this property during 2012 based on a third party appraisal.
NOTE 10: The aggregate cost of the above real estate properties for Federal income tax purposes is approximately $186,392,000.

SCHEDULE IV
OWENS MORTGAGE INVESTMENT FUND
MORTGAGE LOANS ON REAL ESTATE — DECEMBER 31, 2012
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	5.00-11.00%	Current to March 2022	$23,953,081	$9,204,661	$10,443,081
Condominiums	6.50-11.00%	Current to December 2014	17,629,631	10,129,632	10,129,632
Single family homes (1-4 units)	11.00%	Current	250,000	250,000	250,000
Improved and unimproved land	8.00-12.00%	Current to April 2014	28,429,550	27,162,337	28,429,550
TOTAL			$70,262,262	$46,746,630	$49,252,263

AMOUNT OF LOAN
$0-500,000	8.00-11.00%	Current to Sept. 2018	$763,878	$613,000	$713,878
$500,001-1,000,000	9.00-12.00%	Current to Dec. 2013	3,565,436	2,215,436	1,525,436
$1,000,001-5,000,000	5.00-11.00%	Current to March 2022	19,897,948	14,383,194	17,477,949
Over $5,000,000	6.50-12.00%	Current to June 2014	46,035,000	29,535,000	29,535,000
TOTAL			$70,262,262	$46,746,630	$49,252,263

POSITION OF LOAN
First	5.00-12.00%	Current to March 2022	$53,544,038	$30,129,283	$32,534,038
Second and Third	8.00-12.00%	Current to Sept. 2018	16,718,224	16,617,347	16,718,225
TOTAL			$70,262,262	$46,746,630	$49,252,263

NOTE 1:   All loans are arranged by or acquired from an affiliate of the Partnership, namely Owens Financial Group, Inc., the General Partner.
NOTE 2:
Balance at beginning of period (1/1/11)	$157,665,495
Additions during period:
New mortgage loans and advances on existing loans	—
Subtotal	157,665,495
Deductions during period:
Collection of principal	26,530,507
Discounted loan payoff accepted	275,000
Foreclosures	61,438,112
Balance at end of period (12/31/11)	$69,421,876

Balance at beginning of period (1/1/12)	$69,421,876
Additions during period:
New mortgage loans from sales of real estate properties (carry-back financing)	8,820,000
Subtotal	78,241,876
Deductions during period:
Collection of principal	5,979,614
Foreclosures	2,000,000
Balance at end of period (12/31/12)	$70,262,262

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2012:
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Land S. Lake Tahoe, California (4 Notes)	11.00% and 12.00%	10/15/08 and 1/1/09	Interest only, balance due at maturity	$ 0	$25,180,000	$5,679,972 Note 5	$5,679,972

Assisted Living Facility Bensalem, PA (2 Notes)	9.00% and 11.00%	4/30/08 and 10/3/08	Interest only, balance due at maturity	0	20,810,000	4,021,946	4,021,946

Mixed Commercial Building S. Lake Tahoe, California	8.50%	6/24/14	Interest only, balance due at maturity	0	19,000,000	9,000,000	0

Condominiums Phoenix, Arizona	11.00%	7/1/09	Interest only, balance due at maturity	0	7,535,000	3,890,871 Note 6	3,890,871

8 Luxury Townhomes Santa Barbara, California	6.50%	12/1/14	Interest only, balance due at maturity	0	7,500,000	7,500,000 Note 7	0

Marina, Campground and Land Bethel Island, California	11.00%	6/1/09	Interest only, balance due at maturity	0	3,030,000	2,959,500	2,959,500

Condominiums Salt Lake City, Utah	10.50%	1/30/09	Interest only, balance due at maturity	0	6,410,000	2,594,631	2,594,631

Mixed Commercial Buildings Oakland, California	10.50%	2/1/12	Interest only, balance due at maturity	5,808,000	2,640,000	2,629,715	2,629,715

TOTALS				$5,808,000	$92,105,000	$38,276,635	$21,776,635

NOTE 4:  The aggregate cost of the above mortgages for Federal income tax purposes is approximately $61,140,000 as of December 31, 2012.

NOTE 5:  A third party appraisal was obtained on the underlying properties resulting in a specific loan loss allowance of $18,522,864 as of December 31, 2012.

NOTE 6:  A third party appraisal was obtained on this loan’s underlying property resulting in a specific loan loss allowance of $3,644,129 as of December 31, 2012.

NOTE 7:  Note carried back upon the sale of Anacapa Villas, LLC real estate in December 2012. Interest rate will increase to 7.5% on January 1, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           March 27, 2013                      OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

By:  OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated:           March 27, 2013                      By:         /s/ William C. Owens
   William C. Owens, Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated:           March 27, 2013                      By:         /s/ William C. Owens
   William C. Owens, Director, Chief Executive Officer and President
   of Owens Financial Group, Inc., the General Partner

Dated:           March 27, 2013                      By:         /s/ Bryan H. Draper
   Bryan H. Draper, Director, Chief Financial Officer and Secretary
   of Owens Financial Group, Inc., the General Partner

Dated:           March 27, 2013                      By:         /s/ William E. Dutra
   William E. Dutra, Director and Senior Vice President
   of Owens Financial Group, Inc., the General Partner

Dated:           March 27, 2013                      By:         /s/ Andrew J. Navone
   Andrew J. Navone, Director and Senior Vice President
   of Owens Financial Group, Inc., the General Partner

Dated:           March 27, 2013                      By:         /s/ Melina A. Platt
   Melina A. Platt, Controller
   of Owens Financial Group, Inc., the General Partner

Exhibit Index:
2	Agreement and Plan of Merger, dated January 23, 2013, by and between Owens Realty Mortgage, Inc. and Owens Mortgage Investment Fund***
3.1	Certificate of Limited Partnership – Form LP-1: Filed July 1, 1984*
3.2	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 20, 1987*
3.3	Amendment to Certificate of Limited Partnership – Form LP-2: Filed August 29, 1989*
3.4	Amendment to Certificate of Limited Partnership – Form LP-2: Filed October 22, 1992*
3.5	Amendment to Certificate of Limited Partnership – Form LP-2: Filed January 24, 1994*
3.6	Amendment to Certificate of Limited Partnership – Form LP-2: Filed December 30, 1998**
3.7	Amendment to Certificate of Limited Partnership – Form LP-2: Filed March 19, 1999**
3.8	Seventh Amended and Restated Limited Partnership Agreement ****
4.1	Seventh Amended and Restated Limited Partnership Agreement****
4.2	Subscription Agreement and Power of Attorney++
21	Subsidiaries of the Registrant +++
31.1	Section 302 Certification of General Partner Chief Executive Officer+++
31.2	Section 302 Certification of General Partner Chief Financial Officer+++
32	Certification Pursuant to 18 U.S.C. Section 1350+++
101
The following financial statements from this annual report on Form 10-K, formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (v) the Notes to such Consolidated Financial Statements.

*Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-11 of Owens Mortgage Investment Fund (File No. 333-69272).
**Incorporated by reference to Amendment No. 7 to the Registration Statement on Form S-11 of Owens Mortgage Investment Fund (File No. 333-69272).
*** Incorporated by reference to Annex A to the proxy statement/prospectus that is part of the Registration Statement on Form S-4 of Owens Realty Mortgage, Inc. (File No. 333-184392) .
**** Incorporated by reference to Exhibit A to the Registration Statement on Form S-11 of Owens Mortgage Investment Fund (File No. 333-173249).
++ Incorporated by reference to Exhibit B to the Registration Statement on Form S-11 of Owens Mortgage Investment Fund (File No. 333-173249).
+++ Filed herewith.

Financial Statement Schedules
Schedule III – Real Estate and Accumulated Depreciation (included in financials)
Schedule IV – Mortgage Loans on Real Estate (included in financials)