Form 10-Q
period 2013-03-31
OWENS MORTGAGE INVESTMENT FUND A CALIF LTD PARTNERSHIP
filed 2013-05-15
CIK 841501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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
Yes [   ] No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 4.	Controls and Procedures	50

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 6.	Exhibits	51

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS MORTGAGE INVESTMENT FUND,
 a California Limited Partnership

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

	(UNAUDITED)
	March 31	December 31
	2013	2012
ASSETS
Cash and cash equivalents	$20,107,220	$21,131,505
Restricted cash	3,946,000	6,264,110
Loans secured by trust deeds, net of allowance for losses of $24,160,684 in 2013 and $24,417,897 in 2012	44,137,700	45,844,365
Interest and other receivables	2,333,881	3,485,061
Other assets, net of accumulated depreciation and amortization of $905,173 in 2013 and $877,589 in 2012	2,229,326	1,835,187
Investment in limited liability company	2,182,779	2,141,777
Real estate held for sale	56,135,028	56,173,094
Real estate held for investment, net of accumulated depreciation and amortization of $6,888,593 in 2013 and $6,518,160 in 2012	76,457,151	71,600,255
Total Assets	$207,529,085	$208,475,354

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accrued distributions payable	$—	$1,234,352
Due to general partner	453,048	298,349
Accounts payable and accrued liabilities	2,820,016	4,012,650
Deferred gain	1,327,406	1,327,406
Notes payable	13,342,122	13,384,902
Total Liabilities	17,942,592	20,257,659

Commitments and Contingencies (Note 11)
PARTNERS’ CAPITAL (units subject to redemption):
General partner	1,854,317	1,840,030
Limited partners	179,712,986	178,328,365
Total Owens Mortgage Investment Fund partners’ capital	181,567,303	180,168,395
Noncontrolling interests	8,019,190	8,049,300
Total partners’ capital	189,586,493	188,217,695
Total Liabilities and Partners’ Capital	$207,529,085	$208,475,354

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)

	For the Three Months Ended
	March 31	March 31
	2013	2012
REVENUES:
Interest income on loans secured by trust deeds	$887,229	$614,120
Gain on foreclosure of loan	952,357	—
Gain on sale of real estate, net	30,337	—
Recognition of deferred gain on sale of real estate	—	804,929
Rental and other income from real estate properties	2,723,417	3,317,381
Income from investment in limited liability company	41,002	38,296
Other income	793	2,014
Total revenues	4,635,135	4,776,740

EXPENSES:
Management fees to general partner	439,772	441,107
Servicing fees to general partner	43,455	40,982
Administrative	78,653	49,939
Professional fees	168,375	416,081
Rental and other expenses on real estate properties	2,594,933	3,282,986
Interest expense	127,482	130,941
Reversal of provision for loan losses	(257,213)	(389,214)
Other	35,986	17,389
Total expenses	3,231,443	3,990,211

Net income	$1,403,692	$786,529

Less: Net loss (income) attributable to noncontrolling interests	26,240	(624,016)

Net income attributable to Owens Mortgage Investment Fund	$1,429,932	$162,513

Net income allocated to general partner	$14,603	$1,695

Net income allocated to limited partners	$1,415,329	$160,818

Net income allocated to limited partners per weighted average limited partnership unit (278,606,000 average units in 2013 and 2012)	$0.005	$0.001

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Partners’ Capital

For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)

	General	Limited partners		Total OMIF		Total
				Partners’	Noncontrolling	Partners'
	partner	Units	Amount	capital	interests	capital

Balances, December 31, 2011	$1,848,993	278,605,524	$179,196,966	$181,045,959	$17,519,828	198,565,787

Net income	1,695	—	160,818	162,513	624,016	786,529
Change in ownership interests in consolidated LLC (Note 6)	28,150	—	2,731,617	2,759,767	(9,959,767)	(7,200,000)
Partners’ distributions	(1,365)	—	(132,285)	(133,650)	(4,362)	(138,012)

Balances, March 31, 2012	$1,877,473	278,605,524	$181,957,116	$183,834,589	$8,179,715	$192,014,304

Balances, December 31, 2012	$1,840,030	278,605,524	$178,328,365	$180,168,395	$8,049,300	$188,217,695
Net income (loss)	14,603	—	1,415,329	1,429,932	(26,240)	1,403,692
Partners’ distributions	(316)	—	(30,708)	(31,024)	(3,870)	(34,894)

Balances, March 31, 2013	$1,854,317	278,605,524	$179,712,986	$181,567,303	$8,019,190	$189,586,493

The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)

	March 31	March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,403,692	$786,529
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of real estate, net	(30,337)	—
Gain on foreclosure of loan	(952,357)	—
Recognition of deferred gain on sale of real estate	—	(804,929)
Income from investment in limited liability company	(41,002)	(38,296)
Reversal of provision for loan losses	(257,213)	(389,214)
Bad debt expense	9,906	1,500
Depreciation and amortization	398,017	753,017
Changes in operating assets and liabilities:
Interest and other receivables	666,778	(3,557)
Other assets	(421,723)	(316,380)
Accounts payable and accrued liabilities	(1,192,634)	(228,175)
Due to general partner	154,699	(5,590)
Net cash used in operating activities	(262,174)	(245,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	100,878	5,148,274
Purchases of loans secured by trust deeds	(1,400,672)	—
Investment in real estate properties	(541,804)	(725,413)
Net proceeds from disposition of real estate properties	73,403	270,838
Purchases of vehicles, equipment and furniture	—	(12,870)
Transfer from restricted to unrestricted cash	2,318,110	—
Maturity of certificates of deposit	—	995,678
Net cash provided by investing activities	549,915	5,676,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(42,780)	(39,335)
Distributions to noncontrolling interests	(3,870)	(4,362)
Purchase of members’ interest in consolidated LLC	—	(7,200,000)
Partners’ cash distributions	(1,265,376)	(162,684)
Net cash used in financing activities	(1,312,026)	(7,406,381)

Net decrease in cash and cash equivalents	(1,024,285)	(1,974,969)

Cash and cash equivalents at beginning of period	21,131,505	16,201,121

Cash and cash equivalents at end of period	$20,107,220	$14,226,152

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$127,669	$131,113

See notes 2, 3, 5 and 6 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Owens Mortgage Investment Fund, a California Limited Partnership (the “Partnership”), the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the Partnership’s annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2013. The Partnership evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

In accordance with the provisions of ASC 740-10, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Partnership has elected to record interest and penalties related to unrecognized tax benefits, if any, in other expenses. The total amount of unrecognized tax benefits, including interest and penalties, at March 31, 2013 and 2012 is zero. The amount of tax benefits that would impact the effective rate, if recognized, is expected to be zero. The Partnership does not anticipate any significant changes with respect to unrecognized tax benefits within the next twelve months. With few exceptions, the Partnership is no longer subject to federal and state income tax examinations by tax authorities for years before 2008.

NOTE 2 - LOANS SECURED BY TRUST DEEDS

Loans secured by trust deeds as of March 31, 2013 and December 31, 2012 are as follows:

	2013	2012
By Property Type:
Commercial	$21,989,203	$23,953,081
Condominiums	17,629,631	17,629,631
Single family homes (1-4 Units)	250,000	250,000
Improved and unimproved land	28,429,550	28,429,550
	$68,298,384	$70,262,262
By Deed Order:
First mortgages	$51,681,038	$53,544,038
Second and third mortgages	16,617,346	16,718,224
	$68,298,384	$70,262,262

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – ALLOWANCE FOR LOAN LOSSES

The following table shows the allocation of the allowance for loan losses as of and for the three months ended March 31, 2013 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condominiums	Single Family Homes	Improved and Unimproved Land
2013					Total

Allowance for loan losses:
	Three Months Ended March 31, 2013
Beginning balance	$1,606,925	$4,288,108	$—	$18,522,864	$24,417,897
Reversal of provision	(42,483)	(24,615)	—	(190,115)	(257,213)
Ending balance	$1,564,442	$4,263,493	$—	$18,332,749	$24,160,684

	As of March 31, 2013
Ending balance: individually evaluated for impairment	$448,790	$3,644,145	$—	$18,332,749	$22,425,684

Ending balance: collectively evaluated for impairment	$1,115,652	$619,348	$—	$—	$1,735,000

Loans:
Ending balance	$21,989,203	$17,629,631	$250,000	$28,429,550	$68,298,384

Ending balance: individually evaluated for impairment	$8,479,203	$10,129,631	$250,000	$28,429,550	$47,288,384

Ending balance: collectively evaluated for impairment	$13,510,000	$7,500,000	$—	$—	$21,010,000

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the allocation of the allowance for loan losses for the three months ended March 31, 2012 and as of December 31, 2012 by portfolio segment and by impairment methodology:

	Commercial Real Estate	Condominiums	Single Family Homes	Improved and Unimproved Land
2012					Total

Allowance for loan losses:
	Three Months Ended March 31, 2012
Beginning balance	$2,951,543	$3,855,281	$—	$17,735,073	$24,541,897
Reversal of provision	(474,083)	—	—	84,869	(389,214)
Ending balance	$2,477,460	$3,855,281	$—	$17,819,942	$24,152,683

	As of December 31, 2012
Ending balance: individually evaluated for impairment	$446,904	$3,644,129	$—	$18,522,864	$22,613,897

Ending balance: collectively evaluated for impairment	$1,160,021	$643,979	$—	$—	$1,804,000

Loans:
Ending balance	$23,953,081	$17,629,631	$250,000	$28,429,550	$70,262,262

Ending balance: individually evaluated for impairment	$10,443,081	$10,129,631	$250,000	$28,429,550	$49,252,262

Ending balance: collectively evaluated for impairment	$13,510,000	$7,500,000	$—	$—	$21,010,000

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time past due at March 31, 2013 and December 31, 2012:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
March 31, 2013

Commercial real estate	$1,100,000	$—	$8,479,203	$9,579,203	$12,410,000	$21,989,203
Condominiums	—	—	10,129,631	10,129,631	7,500,000	17,629,631
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	28,429,550	28,429,550	—	28,429,550
	$1,100,000	$—	$47,288,384	$48,388,384	$19,910,000	$68,298,384

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2012

Commercial real estate	$—	$—	$10,443,081	$10,443,081	$13,510,000	$23,953,081
Condominiums	—	—	10,129,631	10,129,631	7,500,000	17,629,631
Single family homes	—	—	250,000	250,000	—	250,000
Improved and unimproved land	—	—	28,429,550	28,429,550	—	28,429,550
	$—	$—	$49,252,262	$49,252,262	$21,010,000	$70,262,262

All of the loans that are 90 or more days past due as listed above were on non-accrual status as of March 31, 2013 and December 31, 2012.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table shows information related to impaired loans as of and for the three months ended March 31, 2013:

	As of March 31, 2013			Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$7,895,739	$7,400,451	$—	$7,957,687	$282,783
Condominiums	2,645,311	2,594,632	—	2,642,914	30,000
Single family homes	272,865	250,000	—	257,752	6,876
Improved and unimproved land	4,228,140	4,226,713	—	4,695,031	82,320

With an allowance recorded:
Commercial Real Estate	1,079,699	1,078,752	448,790	1,079,699	3,000
Condominiums	7,983,345	7,535,000	3,644,145	7,983,334	64,100
Single family homes	—	—	—	—	—
Improved and unimproved land	25,110,349	24,202,837	18,332,749	25,058,537	—

Total:
Commercial Real Estate	$8,975,438	$8,479,203	$448,790	$9,037,386	$285,783
Condominiums	$10,628,656	$10,129,632	$3,644,145	$10,626,248	$94,100
Single family homes	$272,865	$250,000	$—	$257,752	$6,876
Improved and unimproved land	$29,338,489	$28,429,550	$18,332,749	$29,753,568	$82,320

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table shows information related to impaired loans as of December 31, 2012 and for the three months ended March 31, 2012:

	As of December 31, 2012			Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$9,925,007	$9,364,329	$—	$11,647,961	$54,519
Condominiums	2,639,843	2,594,631	—	2,798,815	30,000
Single family homes	250,195	250,000	—	250,195	6,876
Improved and unimproved land	4,228,140	4,226,713	—	5,048,329	88,410

With an allowance recorded:
Commercial Real Estate	1,079,699	1,078,752	446,904	1,191,996	2,489
Condominiums	7,983,329	7,535,000	3,644,129	7,983,281	63,957
Improved and unimproved land	24,707,709	24,202,837	18,522,864	24,352,647	—

Total:
Commercial Real Estate	$11,004,706	$10,443,081	$446,904	$12,839,957	$57,008
Condominiums	$10,623,172	$10,129,631	$3,644,129	$10,782,096	$93,957
Single family homes	$250,195	$250,000	$—	$250,195	$6,876
Improved and unimproved land	$28,935,849	$28,429,550	$18,522,864	$29,400,976	$88,410

Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above.

Troubled Debt Restructurings

The Partnership has allocated approximately $449,000 and $447,000 of specific reserves to borrowers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively.  The Partnership has not committed to lend additional amounts to any of these borrowers.

During the three months ended March 31, 2013, the terms of one loan were modified as a troubled debt restructuring. The modification of the terms of such loan included a reduction in the monthly interest payments due under the loan with all deferred interest due at the extended maturity date of a six month period. No loans were modified as troubled debt restructurings during the quarter ended March 31, 2012.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The following table shows information related to loan modifications made by the Partnership during the quarter ended March 31, 2013:

	Modifications During the Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Quarter
Commercial real estate	1	$1,100,000	$1,100,000

There were no troubled debt restructurings that subsequently defaulted during the quarters ended March 31, 2013 and 2012.

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

The net income to the Partnership from its investment in 1850 De La Cruz was approximately $41,000 and $38,000 during the three months ended March 31, 2013 and 2012, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2013 and December 31, 2012 consists of the following properties acquired through foreclosure:
	2013	2012
Manufactured home subdivision development (6 lots), Ione, California	$35,464	$78,530
Manufactured home subdivision development (undeveloped land), Lake Charles, Louisiana (held within Dation, LLC)	256,107	256,107
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC)	103,198	103,198
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	408,000	408,000
Commercial buildings, Sacramento, California	3,890,968	3,890,968
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC)	8,517,932	8,517,932
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)	33,860,211	33,855,211
1/7th interest in single family home, Lincoln City, Oregon	85,259	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC)	7,315,000	7,315,000
Office/retail complex, Hilo, Hawaii	1,662,889	1,662,889
	$56,135,028	$56,173,094

During the three months ended March 31, 2013, the Partnership sold four lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain to the Partnership of approximately $30,000.

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

In May 2013 (subsequent to quarter end), the Partnership sold the 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with payments of $37,500 due monthly including 4% interest with all remaining principal and interest due in one year).

In addition, in May 2013, the Partnership sold the office/retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum. The note calls for principal paydowns of $125,000 each within 30 and 60 days of issuance of the title policy on the property.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

TOTB Miami, LLC

During 2011, the Partnership and two co-lenders (which included Owens Financial Group, Inc., or the General Partner, and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Partnership of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee’s sale. The Partnership and other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings and an undeveloped parcel of land, two buildings of which have been renovated and the units are being leased, and in which 169 units remain unsold and one building which contains 160 vacant units that have not been renovated. Based on an appraisal obtained, it was determined that the fair value of the property was lower than the Partnership’s total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/TOTB (excluding the Preferred Class A Units discussed below). Income and loss allocations are now made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011 (represented by its Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in TOTB, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interest of the General Partner was approximately $6,073,000 and $6,055,000 as of March 31, 2013 and December 31, 2012, respectively.

The net income (loss) to the Partnership from TOTB was approximately $174,000 and $(432,000) during the three months ended March 31, 2013 and 2012, respectively.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Partnership and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Partnership has a 60% membership interest in 1875 and is entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interest of PNL was approximately $1,955,000 and $2,001,000 as of March 31, 2013 and December 31, 2012, respectively.

There was no net income or loss to the Partnership from 1875 for the three months ended March 31, 2013 and 2012.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment is comprised of the following properties as of March 31, 2013 and December 31, 2012:

	2013	2012
Light industrial building, Paso Robles, California	$1,444,994	$1,451,089
Commercial buildings, Roseville, California	782,888	777,366
Retail complex, Greeley, Colorado (held within 720 University, LLC)	11,884,089	11,974,751
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California	1,958,400	1,958,400
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	1,468,800
Storage facility/business, Stockton, California	4,013,616	4,037,575
Two improved residential lots, West Sacramento, California	130,560	130,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (16 units), Roseville, California	4,088,520	4,019,876
Golf course, Auburn, California (held within Lone Star Golf, LLC)	1,954,957	1,959,492
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,183,583	3,205,847
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	7,369,849	7,459,609
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,833,388	4,860,573
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,618,643	4,654,914
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,427,990	2,432,883
6 improved residential lots, Coeur D’Alene, Idaho	969,600	969,600
Unimproved, residential and commercial land, Gypsum, Colorado	5,745,042	5,760,000
Unimproved, commercial land, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	11,558,033	8,452,996
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	1,998,275	—
	$76,457,151	$71,600,255

The balances of land and the major classes of depreciable property for real estate held for investment as of
March 31, 2013 and December 31, 2012 are as follows:
	2013	2012
Land	$42,389,158	$37,381,547
Buildings and improvements	40,956,586	40,736,868
	83,345,744	78,118,415
Less: Accumulated depreciation	(6,888,593)	(6,518,160)
	$76,457,151	$71,600,255

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The acquisition of certain real estate properties through foreclosure (including real estate held for sale – see Note 5) resulted in the following non-cash activity for the three months ended March 31, 2013 and 2012, respectively:
	2013	2012
Increases:
Real estate held for sale and investment	$3,738,168	$—

Decreases:
Loans secured by trust deeds, net of allowance for loan losses	3,263,672	—
Interest and other receivables	474,496	—

It is the Partnership’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $370,000 and $694,000 for the quarters ended March 31, 2013 and 2012, respectively.

2013 Foreclosure Activity

During the quarter ended March 31, 2013, Brannan Island, LLC (wholly owned by the Partnership) foreclosed on two first mortgage loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. The amount capitalized at the time of foreclosure approximated the net fair market value of the property.  The property has been classified as held for investment as a sale is not expected within one year.

During the quarter ended March 31, 2013, Tahoe Stateline Venture, LLC (“TSV”) (wholly owned by the Partnership) foreclosed on a first mortgage loan secured by undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the same quarter with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. The property has been classified as held for investment along with several other parcels purchased by TSV during 2012 as a sale is not expected within one year. See below under “Tahoe Stateline Venture, LLC”.

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

The net income to the Partnership from 720 University was approximately $27,000 and $39,000 (including depreciation and amortization of $107,000 and $113,000) for the three months ended March 31, 2013 and 2012, respectively. The non-controlling interest of the joint venture partner of approximately $(9,000) and $(7,000) as of March 31, 2013 and December 31, 2012, respectively, is reported in the accompanying consolidated balance sheets. The Partnership’s investment in 720 University real property and improvements was approximately $11,884,000 and $11,975,000 as of March 31, 2013 and December 31, 2012, respectively.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

Tahoe Stateline Venture, LLC

The Partnership has four delinquent loans with aggregate principal balances totaling approximately $24,203,000 that were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. In July 2012, the Partnership signed purchase agreements totaling $6,600,000 to acquire seven parcels in the Project that are contiguous to parcels securing the Partnership’s loans. These seven parcels had provided partial security for the Partnership’s existing loans which were junior to loans held by senior lenders that foreclosed on the property in 2010 and early 2011.  While these parcels were originally part of the security for the Partnership’s loans, management chose not to advance the funds to acquire the parcels at the foreclosure sales due to the bankruptcy of the borrower and the uncertainty surrounding the Project. As a result, there are multiple owners of the contiguous parcels.  For similar reasons, in July 2012, the Partnership also signed a letter of intent to acquire the senior note for $1,400,000 secured by two parcels on which OMIF holds second and third deeds of trust. In addition, the Partnership agreed to advance $200,000 to obtain a release of the deed of trust that is senior to the Partnership’s loan on a single parcel in the second phase of the Project, and advance $100,000 for the option to acquire a note for $700,000 which is senior to the Partnership’s loan.

The parcel purchases were closed in December 2012 through a new wholly-owned subsidiary of the Partnership, TSV. The Partnership paid approximately $5,697,000 out of cash reserves for the parcel purchases, including approximately $2,316,000 held by the title company to pay delinquent property taxes on the parcels until property reassessments were completed ($1,691,000 in delinquent property taxes paid and $625,000 in excess funds remitted back to TSV in February 2013). The sellers of the parcels also provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest only, semi-annual payments due in four years from the close of escrow. One of the note purchases in the amount of $1,400,000 closed in February 2013 through TSV, and TSV foreclosed on this loan and obtained the parcels via the trustee’s sale in March 2013. In February 2013, the Partnership’s beneficial interest in the four delinquent loans discussed above was transferred to TSV. In May 2013 (subsequent to quarter end) TSV foreclosed on all of the remaining deeds of trust and gained ownership of the related parcels. Because the second note purchase discussed above was not completed prior to the foreclosure, TSV became subject to the existing first deed of trust on one of the parcels in the amount of $1,000,000. TSV now owns a total of 19 parcels which includes all of the parcels necessary to complete the first phase of the Project. Management made the decision to purchase these parcels and notes in order to protect the Partnership’s existing investment in the loans by securing controlling ownership of the first phase of the Project, which will enable the Partnership to move ahead with the sale or the development of the Project.  As of March 31, 2013 and December 31, 2012, the Partnership had recorded a specific loan allowance on the delinquent loans discussed above of approximately $18,333,000 and $18,523,000, respectively.

TSV has commenced pre-construction development activities and has incurred and capitalized approximately $540,000 in design, engineering and related costs as of March 31, 2013.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate net income (loss) from Partnership real estate properties held within wholly-owned limited liability companies and other investment properties with significant operating results for the three months ended March 31, 2013 and 2012 were as follows:
	2013	2012
Anacapa Villas, LLC	$(1,000)	$(2,000)
DarkHorse Golf Club, LLC	(104,000)	(154,000)
Lone Star Golf, LLC	(52,000)	(42,000)
Baldwin Ranch Subdivision, LLC	(26,000)	(29,000)
The Last Resort and Marina, LLC	(7,000)	(7,000)
33rd Street Terrace, LLC	—	23,000
54th Street Condos, LLC	(25,000)	(105,000)
Wolfe Central, LLC	99,000	101,000
AMFU, LLC	(3,000)	33,000
Phillips Road, LLC	7,000	29,000
550 Sandy Lane, LLC	2,000	46,000
1401 on Jackson, LLC	52,000	(13,000)
Broadway & Commerce, LLC	15,000	18,000
Brannan Island, LLC	(36,000)	—
Light industrial building, Paso Robles, California	49,000	49,000
Undeveloped land, San Jose, California	(38,000)	(38,000)
Office condominium complex, Roseville, California	(25,000)	(14,000)
Storage facility/business, Stockton, California	78,000	59,000
Industrial building, Chico, California	—	(93,000)
Undeveloped land, Gypsum, Colorado	(60,000)	(107,000)
Office/retail complex, Hilo, Hawaii	(26,000)	—

Certain of the Partnership’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to thirteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to March 31, 2013 and thereafter is as follows:

Year ending March 31:
2014	$5,394,108
2015	2,403,674
2016	1,908,186
2017	1,528,900
2018	1,140,986
Thereafter (through 2026)	2,427,494

$14,803,348

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

The General Partner may, at its sole discretion, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $440,000 and $441,000 for the quarters ended March 31, 2013 and 2012, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $43,000 and $41,000 for the quarters ended March 31, 2013 and 2012, respectively, and are included in the accompanying consolidated statements of operations. As of March 31, 2013 and December 31, 2012, the Partnership owed management and servicing fees to the General Partner in the amount of approximately $453,000 and $298,000, respectively.

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2013 and 2012. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2013, the management fees would have been $478,000 (increase of $38,000), which would have decreased net income allocated to limited partners by approximately 2.7% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to income of $.0049 from income of $.0051. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2012, the management fees would have been $451,000 (increase of $10,000), which would have decreased net income allocated to limited partners by approximately 5.96% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to income of $0.0005 from income of $0.0006.

In determining the yield to the partners and hence the management fees, the General Partner may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The General Partner expects that the management fees it receives from the Partnership will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Partnership, during the three months ended March 31, 2013, the General Partner has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the Partnership Agreement, the General Partner receives all late payment charges from borrowers on loans owned by the Partnership, with the exception of loans participated with outside entities. The amounts paid to or collected by the General Partner for such charges totaled approximately $1,000 and $2,000 for the three months ended March 31, 2013 and 2012, respectively. In addition, the Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). There were no such fees remitted to the General Partner during the three months ended March 31, 2013 and 2012.

The General Partner originates all loans the Partnership invests in and receives loan origination and extension fees from borrowers. The General Partner received no loan origination or extension fees during the three months ended March 31, 2013 and 2012. However, the General Partner earned $24,000 in fees on an $800,000 Partnership loan that was extended during the three months ended March 31, 2012, which will be paid to the General Partner only upon the full payoff of the subject loan.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The General Partner is reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities and the salary and related salary expense of the General Partner’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement). The amounts reimbursed to the General Partner by the Partnership during the three months ended March 31, 2013 and 2012 were $158,000 and $165,000, respectively.

The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts (the “GP Contribution Interest”) and, together with its carried interest (the “Carried Interest”), the General Partner has an interest at least equal to 1% of the limited partners’ capital accounts. The Carried Interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of March 31, 2013, the General Partner had made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain the minimum required capital balance. There was no Carried Interest expense charged to the Partnership for the three months ended March 31, 2013 and 2012.

NOTE 8 - NOTES PAYABLE

The Partnership has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,042,000 and $10,085,000 as of March 31, 2013 and December 31, 2012, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $127,000 and $131,000 for the three months ended March 31, 2013 and 2012.

The Partnership also has two notes payable in the aggregate amount of $3,300,000 as of March 31, 2013 and December 31, 2012 related to the purchase of seven parcels by Tahoe Stateline Venture, LLC in December 2012. The notes require semi-annual interest-only payments of 5% per annum and are due in December 2016. As of March 31, 2013 and December 31, 2012, the Partnership has accrued approximately $54,000 and $12,000, respectively, in interest payable that has been capitalized to the basis of the land now under development.

The following table shows maturities by year on these notes payable as of March 31, 2013:

Year ending March 31:
2014	$169,446
2015	9,872,676
2016	—
2017	3,300,000
$13,342,122

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

Notes to Consolidated Financial Statements (Unaudited)

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of March 31, 2013, the Partnership has received requests for withdrawal from limited partners holding approximately 109,648,000 Units, which represents approximately 39% of all outstanding limited partner units and units represented by the Carried Interest and GP Contribution Interest. All scheduled withdrawals from January 1, 2009 through March 31, 2013 were not made because the Partnership has not had sufficient available cash to honor such withdrawal requests, needed to have funds in reserve for operations, needed to protect its interest in certain delinquent loans, needed to make improvements to real estate properties and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of the aggregate capital accounts of all outstanding limited partner Units in any calendar year, which would prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the aggregate capital accounts of all outstanding limited partner Units will be distributed in any calendar year. No pro rata capital distributions were made during 2012 or during the three months ended March 31, 2013.

In April 2011, the General Partner suspended the Distribution Reinvestment Plan for all limited partners in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership Agreement requires that 86.5% of capital contributions to the Partnership be committed to mortgage loan investments but also limits the Partnership’s ability to make additional investments in mortgage loans while the Partnership has qualifying withdrawal requests from limited partners that are pending and unpaid.  In recent years, Partnership liquidity issues have limited the Partnership’s ability to honor withdrawal requests and/or make pro rata capital distributions at the maximum level (10%), which has restricted the Partnership’s additional mortgage lending activities.

NOTE 10 – RESTRICTED CASH

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

The 1-1/2% contingency reserves required per the Partnership Agreement as of March 31, 2013 and December 31, 2012 were approximately $3,946,000 and $3,948,000 and are reported as restricted cash in the accompanying consolidated balance sheets. Cash, cash equivalents and/or certificates of deposit as of the same dates were accordingly maintained as reserves.

Escrow Deposits

As part of the parcel purchases by TSV in December 2012, the Partnership deposited approximately $2,316,000 into an escrow account to pay delinquent property taxes on the parcels purchased once property reassessments were completed. The reassessments were completed in February 2013 and approximately $1,691,000 in delinquent taxes was paid out of the escrow account.  The remaining escrow funds of approximately $625,000 were remitted back to the Partnership during the quarter.

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

Impaired Loans

The Partnership does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by licensed third party appraisals, broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2013 and December 31, 2012, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Partnership records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Partnership records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Partnership’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013
Nonrecurring:
Impaired loans:
Commercial real estate	$ 630,909	—	—	$ 630,909
Condominiums	4,339,200	—	—	4,339,200
Improved and unimproved land	6,777,600	—	—	6,777,600
Total	$ 11,747,709	—	—	$ 11,747,709

Real estate properties:
Commercial	$ 2,174,087	—	—	$ 2,174,087
Condominiums	8,517,932			8,517,932
Single family homes	35,465	—	—	35,465
Improved and unimproved land	15,168,546	—	—	15,168,546
Total	$ 25,896,030	—	—	$ 25,896,030

2012
Nonrecurring:
Impaired loans:
Commercial real estate	$ 632,795	—	—	$ 632,795
Condominiums	4,339,200	—	—	4,339,200
Improved and unimproved land	6,184,845	—	—	6,184,845
Total	$ 11,156,840	—	—	$ 11,156,840

Real estate properties:
Commercial	$ 2,174,087	—	—	$ 2,174,087
Condominiums	8,517,932			8,517,932
Single family homes	78,531	—	—	78,531
Improved and unimproved land	15,183,504	—	—	15,183,504
Total	$ 25,954,054	—	—	$ 25,954,054

The (reversal) provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled $(188,213) and $86,334 during the three months ended March 31, 2013 and 2012, respectively. No impairment losses were recorded on real estate properties during the three months ended March 31, 2013 and 2012.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2013 and 2012, there were no transfers in or out of Levels 1 and 2.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired Loans:

Commercial	$630,909	Appraisal	Estimate of Future Improvements	13.9%
			Discount Rate	9.5%
Condominiums	$4,339,200	Appraisal	Capitalization Rate	6%
Improved and unimproved land	$6,777,600	Appraisal	Comparable Sales Adjustment Range	-23% to 33% (-23% to 33%)
			Discounts on Land improvements	66.7%
Real Estate Properties:

Commercial	$2,174,087	Appraisal	Comparable Sales Adjustment Range	-58% to 10% (-24.6% to 0.6%)
			Capitalization Rate	8.2%
			Estimate of Future Improvements	17.8%
Condominiums	$8,517,932	Appraisal	Capitalization Rates	4.5%
			Estimate of Future Improvements	1.6%
Single Family Homes	$35,465	Appraisal	Comparable Sales Adjustment Range	-23.4% to 0% (-23.4% to 0%)
			Discount Rate	25%
Improved and unimproved land	$15,168,546	Appraisal	Comparable Sales Adjustment Range	-70.3% to 62.7% (-23.3% to 25%)
			Estimate of Future Improvements	26.6%

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$20,107,000	$20,107,000	$—	$—	$20,107,000
Restricted cash	3,946,000	3,946,000	—	—	3,946,000
Loans secured by trust deeds	44,138,000	—	—	44,138,000	44,138,000
Investment in limited liability company	2,183,000	—	—	2,183,000	2,183,000
Interest and other receivables	2,334,000	—	374,000	1,960,000	2,334,000

Financial liabilities
Due to general partner	$453,000	$—	$453,000	$—	$453,000
Accrued interest payable	97,000	—	97,000	—	97,000
Notes payable	13,342,000	—	—	13,411,000	13,411,000

		Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,132,000	$21,132,000	$—	$—	$21,132,000
Restricted cash	6,264,000	6,264,000	—	—	6,264,000
Loans secured by trust deeds	45,844,000	—	—	45,844,000	45,844,000
Investment in limited liability company	2,142,000	—	—	2,142,000	2,142,000
Interest and other receivables	3,485,000	—	1,890,000	1,595,000	3,485,000

Financial liabilities
Due to general partner	$298,000	$—	$298,000	$—	$298,000
Accrued interest payable	56,000	—	56,000	—	56,000
Notes payable	13,385,000	—	—	13,461,000	13,461,000

The carrying value of cash and cash equivalents and restricted cash approximates the fair value because of the relatively short maturity of these instruments and are classified as Level 1.  The carrying value of loans secured by trust deeds (net of allowance for loan losses), other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Partnership resulting in a Level 3 classification. The applicable amount of accrued interest receivable and advances related thereto has also been considered in evaluating the fair value versus the carrying value of loans. The fair value of the Partnership’s investment in limited liability company is estimated based on an appraisal obtained, approximates the carrying value and is classified as Level 3. The fair values of the Partnership’s notes payable are estimated based upon comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities resulting in a Level 3 classification. The carrying values of interest and other receivables, due to general partner and accrued interest payable are estimated to approximate fair values due to the short term nature of these instruments and are classified as Level 2 (except for advances related to loans which are classified as Level 3).

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligation

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Partnership had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Partnership from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Partnership. As of March 31, 2013 and December 31, 2012, approximately $68,000 and $70,000 of this obligation remains accrued on the Partnership’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in the year ended December 31, 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  The Partnership and the General Partner have retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. Approximately $30,000 has been accrued and/or paid as an estimate of the environmental consultant’s costs to perform testing and analysis.

Contractual Obligations

The Partnership has entered into various contracts for the preliminary design, engineering and permit approval process for the land owned by TSV (see Note 2). The aggregate amount of these contracts as of the date of this filing is approximately $1,712,000. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

Legal Proceedings

The Partnership is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Partnership.

NOTE 12 – SUBSEQUENT EVENT

The board of directors of the General Partner, as the sole general partner of the Partnership, has initiated a restructuring of the Partnership’s business operations to allow the Partnership to qualify as a real estate investment trust, or a REIT, for U.S. federal income tax purposes. The merger that is anticipated to effect the restructuring, the related restructuring transactions, and the election of REIT status is referred to as the “REIT conversion”. On January 23, 2013, the Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Owens Realty Mortgage, Inc. providing for, among other things, the merger of the Partnership with and into Owens Realty Mortgage, Inc. (the “Merger”). The Merger is subject to certain conditions, including limited partner approval. On April 16, 2013, at a special meeting, the limited partners approved the Merger Agreement, and the transactions contemplated thereby which will effect the REIT conversion.  The General Partner believes that the REIT conversion will provide limited partners with increased opportunity for liquidity for their investment, while maintaining the business operations and assets of the Partnership. Subject to compliance with applicable REIT

OWENS MORTGAGE INVESTMENT FUND,
a California Limited Partnership

Notes to Consolidated Financial Statements (Unaudited)

rules and regulations, the General Partner intends to operate the business of the new REIT after the REIT conversion substantially as the Partnership’s business is currently conducted, while leaving substantially intact the current management structure and operating policies of the Partnership and substantially replicating the limited partners’ existing rights in the Partnership in the REIT. The General Partner does not expect a significant change in the Partnership’s business operations as a result of the REIT conversion. The REIT conversion is not expected to change the Partnership’s investment objectives.

The Partnership is working to close the Merger and complete the REIT conversion as soon as possible.  Shortly after closing of the Merger, Owens Realty Mortgage, Inc., as the surviving corporation in the Merger, will elect to be taxed as a REIT under the U.S. Internal Revenue Code. In the Merger, limited partners are expected to receive one share of common stock, par value $0.01 per share, of Owens Realty Mortgage, Inc., or Common Stock, for every 25 limited partner units of the Partnership that they own. Owens Realty Mortgage, Inc. currently intends to seek to have its Common Stock listed on the NYSE MKT, LLC.

As of March 31, 2013 and December 31, 2012, the Partnership has incurred approximately $1,148,000 and $708,000, respectively, in legal and other related costs related to the REIT conversion and offering, which are included in Other Assets in the accompanying consolidated balance sheets.

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

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the fair value of the property as collateral; (2) the valuation of real estate held for sale and investment (at acquisition and subsequently); and (3) the estimate of environmental remediation liabilities. At March 31, 2013, the Partnership owned thirty-two real estate properties, including sixteen within majority- or wholly-owned limited liability companies. The limited liability companies not wholly owned by the Partnership are held as follows: a 80.74% ownership interest in a limited liability company that owns property located in Miami, Florida (the General Partner holds the remaining ownership interests), a 60% ownership interest in a limited liability company that owns property located in Pomona, California (a third party holds the remaining ownership interest), and a 65% ownership interest in a limited liability company that owns property located in Greeley, Colorado (a third party holds the remaining ownership interests). The Partnership also has a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California (a third party holds the remaining ownership interest).

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

Real estate held for sale (including six properties within consolidated limited liability companies) includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate held for sale is recorded at acquisition at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  After acquisition, real estate held for sale is analyzed periodically for changes in fair values.

Real estate held for investment includes real estate purchased or acquired in full or partial settlement of loan obligations generally through foreclosure (including ten properties within consolidated limited liability companies) that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held for investment is recorded at acquisition at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or at the property’s estimated fair value, less estimated costs to sell, as applicable.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

Recent Activities

The board of directors of the General Partner, as the sole general partner of the Partnership, has initiated a restructuring of the Partnership’s business operations to allow the Partnership to qualify as a real estate investment trust, or a REIT, for U.S. federal income tax purposes. The merger that is anticipated to effect the restructuring, the related restructuring transactions, and the election of REIT status is referred to as the “REIT conversion”. On January 23, 2013, the Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Owens Realty Mortgage, Inc. providing for, among other things, the merger of the Partnership with and into Owens Realty Mortgage, Inc. (the “Merger”). The Merger is subject to certain conditions, including limited partner approval. On April 16, 2013, at a special meeting, the limited partners approved the Merger Agreement, and the transactions contemplated thereby which will effect the REIT conversion.  The General Partner believes that the REIT conversion will provide limited partners with increased opportunity for liquidity for their investment, while maintaining the business operations and assets of the Partnership. Subject to compliance with applicable REIT rules and regulations, the General Partner intends to operate the business of the new REIT after the REIT conversion substantially as the Partnership’s business is currently conducted, while leaving substantially intact the current management structure and operating policies of the Partnership and substantially replicating the limited partners’ existing rights in the Partnership in the REIT. The General Partner does not expect a significant change in the Partnership’s business operations as a result of the REIT conversion. The REIT conversion is not expected to change the Partnership’s investment objectives.

The Partnership is working to close the Merger and complete the REIT conversion as soon as possible.  Shortly after closing of the Merger, Owens Realty Mortgage, Inc., as the surviving corporation in the Merger, will elect to be taxed as a REIT under the U.S. Internal Revenue Code. In the Merger, limited partners are expected to receive one share of common stock, par value $0.01 per share, of Owens Realty Mortgage, Inc., or Common Stock, for every 25 limited partner units of the Partnership that they own. Owens Realty Mortgage, Inc. currently intends to seek to have its Common Stock listed on the NYSE MKT, LLC. For a more detailed discussion of the contemplated REIT conversion, including a discussion of some of the potential risks associated with the REIT conversion, please see the current proxy statement/prospectus filed with the SEC by Owens Realty Mortgage, Inc., available to the public and over the Internet at the SEC’s website at http://www.sec.gov.

Related Parties

The General Partner of the Partnership is Owens Financial Group, Inc. (the “General Partner”).  All Partnership business is conducted through the General Partner, which arranges, services, and maintains the loan portfolio for the benefit of the Partnership.  The fees received by the General Partner are paid pursuant to the Partnership Agreement and are determined at the sole discretion of the General Partner, subject to the limitations imposed by the Partnership Agreement. The General Partner is expected to continue to provide these services following the REIT conversion and is expected to be compensated for its services as set forth in the Owens Realty Mortgage, Inc.’s charter and management agreement between the General Partner and Owens Realty Mortgage, Inc. In the past, the General Partner has elected not to take the maximum compensation in order to maintain return to the limited partners at historical levels.  However, due to reduced levels of mortgage investments held by the Partnership, the General Partner may choose to take the maximum compensation for the foreseeable future. The following is a list of various Partnership activities for which related parties are compensated.

•
Management Fees - In consideration of the management services rendered to the Partnership, the General Partner is entitled to receive from the Partnership a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Partnership’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $440,000 and $441,000 for the three months ended March 31, 2013 and 2012, respectively.

•
Servicing Fees – All of the Partnership’s loans are serviced by the General Partner, in consideration for which the General Partner is entitled to receive from the Partnership a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees amounted to approximately $43,000 and $41,000 for the three months ended March 31, 2013 and 2012, respectively.

•
Acquisition and Origination Fees – The General Partner is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Partnership (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Partnership. No loan fees were earned by the General Partner during the three months ended March 31, 2013. Fees accrued or paid to the General Partner amounted to approximately $24,000 on loans originated or extended of approximately $800,000 for the three months ended March 31, 2012. The $24,000 of fees earned by the General Partner during the three months ended March 31, 2012 is a back end fee that will be paid only upon the full payoff of the subject loan.

•
Late Payment Charges – The General Partner is entitled to receive all late payment charges by borrowers on delinquent loans held by the Partnership (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Partnership with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to General Partner) when collected and are not recognized as an expense of the Partnership. The amounts paid to or collected by the General Partner for such charges totaled approximately $1,000 and $2,000 for the three months ended March 31, 2013 and 2012, respectively.

•
Other Miscellaneous Fees - The Partnership remits other miscellaneous fees to the General Partner, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). There were no such fees remitted to the General Partner during the three months ended March 31, 2013 and 2012, respectively.

•
Partnership Expenses – The General Partner is entitled to be reimbursed by the Partnership for the actual cost of goods, services and materials used for or by the Partnership and obtained from unaffiliated entities. The General Partner is also entitled to reimbursement for the salaries and related salary expense of the General Partner’s non-management and non-supervisory personnel performing services for the Partnership which could be performed by independent parties (subject to certain limitations in the Partnership Agreement).  The amounts reimbursed to the General Partner by the Partnership were approximately $158,000 and $165,000 during the three months ended March 31, 2013 and 2012, respectively.

•
Carried Interest and Contributed Capital – The General Partner is required to contribute capital to the Partnership in the amount of 0.5% of the limited partners’ aggregate capital accounts (the “GP Contribution Interest”) and, together with its carried interest (the “Carried Interest”), the General Partner has an interest equal to 1% of the limited partners’ capital accounts. This Carried Interest of the General Partner of up to 1/2 of 1% is recorded as an expense of the Partnership and credited as a contribution to the General Partner’s capital account as additional compensation. As of March 31, 2013, the General Partner had made cash capital contributions of $1,496,000 to the Partnership ($118,000 of which was distributed to the General Partner along with limited partner capital distributions during 2011). The General Partner is required to continue cash capital contributions to the Partnership in order to maintain its required capital balance. There was no Carried Interest expense charged to the Partnership for the three months ended March 31, 2013 and 2012.

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

The Partnership originates loans secured by very diverse property types. In addition, the Partnership occasionally lends to borrowers to whom traditional lenders will not normally lend to because of a variety of factors including their credit ratings and/or experience. Due to these factors, the Partnership may make loans that are riskier than loans made by commercial banks and other institutional lenders. To compensate for those potential risks, the Partnership seeks to make loans at higher interest rates and with more protection from the underlying real property collateral, such as with lower loan to value ratios. The Partnership is not presently originating new loans, as it must first either satisfy withdrawal requests of limited partners and/or make capital distributions pro rata to its limited partners of up to 10% of limited partners’ capital per calendar year with net proceeds from loan payoffs, real estate sales and/or capital contributions, as funds become available. However, Owens Realty Mortgage, Inc. anticipates resuming the origination of loans after the REIT conversion.

Due to the declining economy and reductions in real estate values over the past five years, the Partnership has experienced increased delinquent loans and foreclosures which have created substantial losses to the Partnership. In addition, the Partnership now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of March 31, 2013, approximately 72% of Partnership loans are impaired and/or past maturity. In addition, the Partnership now owns approximately $133,000,000 of real estate held for sale or investment.

The Partnership may continue to experience losses in the future. Management expects that, as non-delinquent Partnership loans are paid off by borrowers, interest income received by the Partnership will be reduced. However, Owens Realty Mortgage, Inc. anticipates resuming the origination of loans after the REIT conversion. In addition, the Partnership may foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may create larger losses. Management will attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future.

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

From 2007 to 2012, the U.S. economy deteriorated due to a combination of factors including a substantial decline in the housing market, liquidity issues in the lending market, and increased unemployment. The national unemployment rate increased from 5.0% in December 2007 to 7.6% in March 2013. The California unemployment rate increased from 6.1% in December 2007 to 9.4% in March 2013. The Federal Reserve decreased the federal funds rate from 4.25% as of December 31, 2007 to 0.25% as of December 31, 2008, where it remained as of March 31, 2013.

The Partnership has experienced increased loan delinquencies and foreclosures over the past six years.  The General Partner believes that this has primarily been the result of the depressed economy, lack of availability of credit and the slowing real estate market in California and other parts of the nation. The increased loan delinquencies and foreclosures have resulted in a substantial reduction in Partnership income over the past six years. In addition, due to the state of the economy and depressed real estate values, the Partnership has had to increase its loan loss reserves and take write-downs on certain real estate properties which, in turn, have resulted in losses to the Partnership.

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

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of March 31, 2013, the Partnership has received requests for withdrawal from limited partners holding approximately 109,648,000 Units, which represents approximately 39% of all outstanding limited partner Units and units represented by the general partner’s interest. All scheduled withdrawals from January 1, 2009 to March 31, 2013 were not made because the Partnership has not had sufficient available cash to make such withdrawal requests, needed to have funds in reserve for operations, needed to protect its interest in certain delinquent loans, needed to make improvements to real estate properties and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of the aggregate capital accounts of all outstanding limited partners Units in any calendar year, which will prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the aggregate capital accounts of all outstanding limited partner Units will be distributed in any calendar year. No pro rata capital distributions were made during the three months ended March 31, 2013 and the year ended December 31, 2012.

After the REIT conversion, a new distribution policy will be implemented.  In order to maintain its qualification as a REIT under the IRS Code, Owens Realty Mortgage, Inc. (the successor REIT of the Partnership) is required to distribute at least 90% of its REIT taxable income for such year (determined without regard to the dividends paid deduction and by excluding net capital gain). Owens Realty Mortgage, Inc. currently intends, to the extent practicable, to distribute substantially all of its REIT taxable income and net capital gain each year, consistent with the Partnership’s practice of distributing all of its net income available for distribution. Owens Realty Mortgage, Inc. may distribute an amount in excess of its REIT taxable income and net capital gain, which amount will generally represent a non-taxable return of capital up to a shareholder’s tax basis in Owens Realty Mortgage, Inc. stock and then generally capital gain. Owens Realty Mortgage, Inc. anticipates that distributions will be paid monthly. Owens Realty Mortgage, Inc. anticipates that distributions generally will be paid from net cash available for distribution (generally equal to cash from operations (other than repayments of mortgage loan principal) less an amount set aside for creation or restoration of reserves during the quarter). However, the actual amount and timing of the distributions will be as determined and authorized by the board of directors of Owens Realty Mortgage, Inc., and will depend on its financial condition, earnings and other factors.

Although it appears that the U.S. economy has recently experienced positive growth, continued unemployment could negatively affect the values of real estate held by the Partnership and providing security for Partnership loans. This could potentially lead to even greater delinquencies and foreclosures, further reducing the liquidity and net income (yield) of the Partnership, decreasing the cash available for distribution, and increase real estate held by the Partnership.

Historically, the General Partner has focused its operations on California and certain Western states. Because the General Partner has a significant degree of knowledge with respect to the real estate markets in such states, it is likely most of the Partnership’s loans will be concentrated in such states. As of March 31, 2013, 63.4% of loans were secured by real estate in Northern California, while 11.0%, 11.0% 5.9%, 3.8%, 3.0% and 1.9% were secured by real estate in Arizona, Southern California, Pennsylvania, Utah, Washington and Louisiana, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon results of operations.

Summary of Financial Results
	Three Months Ended March 31,
	2013	2012
Total revenues	$4,635,135	$4,776,740
Total expenses	3,231,443	3,990,211

Net income	$1,403,692	$786,529

Less: Net loss (income) attributable to noncontrolling interests	26,240	(624,016)

Net income attributable to Owens Mortgage Investment Fund	$1,429,932	$162,513

Net income allocated to limited partners	$1,415,329	$160,818

Net income allocated to limited partners per weighted average limited partnership unit	$0.005	$0.001

Annualized rate of return to limited partners (1)	2.0%	0.2%

Distribution per partnership unit (yield) (2)	(0.2)%	(1.8)%

Weighted average limited partnership units	278,606,000	278,606,000

(1)
The annualized rate of return to limited partners is calculated based upon the net income allocated to limited partners per weighted average limited partnership unit as of March 31, 2013 and 2012 divided by the number of months during the period and multiplied by twelve (12) months.

(2)
Distribution per partnership unit (yield) is the annualized average of the monthly yield paid to the partners for the periods indicated. The monthly yield is calculated by dividing the total monthly cash distribution to partners by the prior month’s weighted average partners’ capital balance.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total Revenues

Interest income on loans secured by trust deeds increased $273,000 (44.5% increase) during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to past due interest of approximately $231,000 collected on one delinquent loan during the quarter.

Gain on sale of real estate increased $30,000 during the three months ended March 31, 2013, as compared to the same period in 2012, due to the sale of four lots (one with a manufactured home) in the manufactured home subdivision development located in Ione, California during the quarter. There were no real estate sales during the three months ended March 31, 2012.

Gain on foreclosure of loan increased $952,000 during the three months ended March 31, 2013, as compared to the same period in 2012. Tahoe Stateline Venture, LLC (“TSV”) purchased a note senior to notes held by the Partnership at a discount during the quarter. TSV then foreclosed on the note and acquired the parcels of land during the quarter. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded.

Recognition of deferred gain on sale of real estate decreased $805,000 during the three months ended March 31, 2013, as compared to the same period in 2012. During the three months ended March 31, 2012, the Partnership recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carry back note was repaid in full by the buyer/borrower during the quarter ended March 31, 2012.

Total Expenses

The maximum servicing fees were paid to the General Partner during the three months ended March 31, 2013 and 2012. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2013, the management fees would have been $478,000 (increase of $38,000), which would have decreased net income allocated to limited partners by approximately 2.7% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to income of $.0049 from income of $.0051. If the maximum management fees had been paid to the General Partner during the three months ended March 31, 2012, the management fees would have been $451,000 (increase of $10,000), which would have decreased net income allocated to limited partners by approximately 5.96% and net income allocated to limited partners per weighted average limited partner unit by the same percentage to income of $0.0005 from income of $0.0006.

The maximum management fee permitted under the Partnership Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2010, 2011 and 2012 and the three months ended March 31, 2013 (annualized), the management fees were 1.00%, 2.19%, 2.67% and 2.53% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased substantially between 2010 and 2013, the total dollar amount of management fees paid to the General Partner has decreased because the weighted balance of the loan portfolio has decreased by approximately 57% between 2010 and 2013.

In determining the yield to the partners and hence the management fees, the General Partner may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The General Partner expects that the management fees it receives from the Partnership will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Partnership, during the three months ended March 31, 2013, the General Partner has chosen to take close to the maximum compensation that it is able to take pursuant to the Partnership Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Professional fees decreased $248,000 (59.5%) during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to increased legal costs incurred in the first quarter of 2012 related to certain regulatory matters and related documents and proposed filings for the Partnership and the cost of retaining a firm to appraise the majority of the Partnership’s trust deed and real estate assets as of December 31, 2011.

The reversal of the provision for loan losses of $257,000 during the three months ended March 31, 2013 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $69,000 during the quarter due to a decrease in the historical loss rate utilized. The specific loan loss allowance decreased $188,000 during the quarter as reserves were adjusted on six impaired loans. The Partnership recorded a reversal of the provision for loan losses of approximately $389,000 during the three months ended March 31, 2012.

Net Loss from Rental and Other Real Estate Properties

Net income from rental and other real estate properties increased $94,000 (from net income of $34,000 to net income of $128,000) during the three months ended March 31, 2013, as compared to the same period in 2012, due primarily to the ability of the General Partner to increase the net income or decrease net losses on several Partnership real estate properties in 2012 and 2013, increased occupancy on several properties and the sale of certain properties during the fourth quarter of 2012.

Financial Condition

March 31, 2013 and December 31, 2012

Loan Portfolio

The number of Partnership mortgage investments decreased from 24 as of December 31, 2012 to 21 as of March 31, 2013 and the average loan balance increased from $2,928,000 to $3,252,000 between December 31, 2012 and March 31, 2013.

As of March 31, 2013 and December 31, 2012, the Partnership had thirteen and sixteen impaired loans totaling approximately $47,288,000 (69%) and $49,252,000 (75%), respectively.  This included eleven and thirteen past maturity loans totaling $44,194,000 (65%) and $46,057,000 (66%), respectively. In addition, two and one loan(s) totaling approximately $1,790,000 (3%) and $690,000 (1%), respectively, were past maturity but current in monthly payments as of March 31, 2013 and December 31, 2012, respectively (combined total of impaired and past maturity loans of $49,078,000 (72%) and $49,942,000 (71%), respectively). Of the impaired and past maturity loans, approximately $28,225,000 (41%) and $28,225,000 (40%), respectively, were in the process of foreclosure and $2,630,000 (4%) and $4,493,000 (6%), respectively, involved borrowers who were in bankruptcy as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, approximately $68,298,000 (100%) and $70,161,000 (99.9%) of Partnership loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Partnership may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal are referred to as “past maturity loans”. As of March 31, 2013 and December 31, 2012, the Partnership had thirteen and fourteen past maturity loans totaling approximately $45,984,000 and $46,747,000, respectively.

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

The Partnership foreclosed on three loans during the three months ended March 31, 2013 with aggregate principal balances totaling approximately $3,264,000 and obtained the properties via the trustee’s sales. The Partnership foreclosed on no loans during the three months ended March 31, 2012.

As of March 31, 2013 and December 31, 2012, the Partnership held the following types of mortgages:

	2013	2012
By Property Type:
Commercial	$21,989,203	$23,953,081
Condominiums	17,629,631	17,629,631
Single family homes (1-4 Units)	250,000	250,000
Improved and unimproved land	28,429,550	28,429,550
	$68,298,384	$70,262,262
By Deed Order:
First mortgages	$51,681,038	$53,544,038
Second and third mortgages	16,617,346	16,718,224
	$68,298,384	$70,262,262

Scheduled maturities of loans secured by trust deeds as of March 31, 2013 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending March 31:
2013 (past maturity)	$45,983,629	$—	$45,983,629
2014	1,400,000	—	1,400,000
2015	3,094,755	16,500,000	19,594,755
Thereafter (through Mar. 2022)	—	1,320,000	1,320,000
	$50,478,384	$17,820,000	$68,298,384

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.14%, 0.77% and 1.87%, respectively, as of March 31, 2013), the prime rate (3.25% as of March 31, 2013) or the weighted average cost of funds index for Eleventh District savings institutions (0.97% as of March 31, 2013) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of March 31, 2013 and December 31, 2012:
	March 31, 2013	Portfolio	December 31, 2012	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	11.03%	$7,535,000	10.72%
California	50,810,804	74.40%	52,774,682	75.12%
Louisiana	1,320,000	1.93%	1,320,000	1.88%
Pennsylvania	4,021,946	5.89%	4,021,946	5.72%
Utah	2,594,631	3.80%	2,594,631	3.69%
Washington	2,016,003	2.95%	2,016,003	2.87%
	$68,298,384	100.00%	$70,262,262	100.00%

As of March 31, 2013 and December 31, 2012, the Partnership’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 63% ($43,311,000) and 64% ($45,275,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of March 31, 2013 approximately 85% of the Partnership’s mortgage loans were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past six years.

The allowance for loan losses decreased by $257,000 and $389,000 (provision net of charge-offs and recoveries) during the three months ended March 31, 2013 and 2012, respectively.  The General Partner believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the General Partner to predict delinquency rates or losses on specific loans.  The General Partner has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Partnership experiences losses greater than the amount of its reserves, the Partnership may incur a charge to earnings that will adversely affect operating results and the amount of any distributions payable to Limited Partners.

Changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Balance, beginning of period	$24,417,897	$24,541,897
Reversal of provision for loan losses	(257,213)	(389,214)
Balance, end of period	$24,160,684	$24,152,683

As of March 31, 2013 and December 31, 2012, there was a general allowance for loan losses of $1,735,000 and $1,804,000, respectively, and a specific allowance for loan losses on five and six loans in the total amount of $22,425,684 and $22,613,897, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2013, the Partnership held title to thirty-two properties that were acquired through foreclosure with a total carrying amount of approximately $132,592,000 (including properties held in sixteen limited liability companies), net of accumulated depreciation of $6,889,000. As of March 31, 2013, properties held for sale total $56,135,000 and properties held for investment total $76,457,000. When the Partnership acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the quarters ended March 31, 2013 and 2012 were as follows:
	2013	2012
Balance, beginning of period	$127,773,349	$145,591,660
Real estate acquired through foreclosure, net of specific loan loss allowance	4,690,525	—
Investments in real estate properties	541,804	725,413
Sales of real estate properties	(43,066)	(1,590,838)
Assignment of two model homes to Dation joint venture partner for payment of management fees accrued	—	(96,820)
Depreciation of properties held for investment	(370,433)	(693,875)
Balance, end of period	$132,592,179	$143,935,540

Fourteen of the Partnership’s thirty-two properties do not currently generate revenue. Expenses from real estate properties have decreased from approximately $3,283,000 to $2,595,000 (21% decrease) for the three months ended March 31, 2012 and 2013, respectively, and revenues associated with these properties have decreased from $3,317,000 to $2,723,000 (18% decrease), thus generating a net income from real estate properties of $128,000 during the three months ended March 31, 2013 (compared to $34,000 for the same period in 2012).

During the three months ended March 31, 2013, the Partnership sold four lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain to the Partnership of approximately $30,000.

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

In May 2013 (subsequent to quarter end), the Partnership sold the 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with payments of $37,500 due monthly including 4% interest with all remaining principal and interest due in one year).

In addition, in May 2013, the Partnership sold the office/retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum. The note calls for principal paydowns of $125,000 each within 30 and 60 days of issuance of the title policy on the property.

TOTB Miami, LLC (TOTB) is a Florida limited liability company formed for the purpose of owning and operating 169 condominium units and a 160 unit apartment building in a complex located in Miami, Florida which were acquired by the Partnership, the General Partner and PRC Treasures, LLC (“PRC”), who were co-lenders in the subject loan, via foreclosure in February 2011. In March 2012, the Partnership made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Partnership and the General Partner.  On the same date, the Partnership and the General Partner executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Partnership and 19.26% for the General Partner based on the dollar amount of capital invested in the properties/TOTB (excluding the Preferred Class A Units). Income and loss allocations are now made based on these percentages after a 15% preferred return to the Partnership based on its $2,583,000 contribution to TOTB in 2011 (represented by its Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an adjustment to the Partnership’s capital of approximately $2,760,000. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Partnership’s and General Partner’s investments in the LLC, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The assets, liabilities, income and expenses of TOTB have been consolidated into the consolidated balance sheets and statements of operations of the Partnership. The noncontrolling interests of the other members of TOTB totaled approximately $6,073,000 and $6,055,000 as of March 31, 2013 and December 31, 2012, respectively.

2013 Foreclosure Activity

During the quarter ended March 31, 2013, Brannan Island, LLC (wholly owned by the Partnership) foreclosed on two first mortgage loans secured by a marina located in Bethel Island, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale.In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property.

During the quarter ended March 31, 2013, TSV (wholly owned by the Partnership) foreclosed on a first mortgage loan secured by undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the quarter with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash decreased from approximately $27,396,000 as of December 31, 2012 to approximately $24,053,000 as of March 31, 2013 ($3,343,000 or 12.2% decrease), due primarily to the payment of approximately $1,691,000 in delinquent property taxes out of escrow related to the TSV parcels, the purchase of a first deed of trust by TSV at a discount in the amount of approximately $1,401,000 and the payment of accrued income distributions to partners of approximately $1,265,000 net of approximately $542,000 in capitalized improvements to real estate properties during the quarter ended March 31, 2013.

Interest and Other Receivables

Interest and other receivables decreased from approximately $3,485,000 as of December 31, 2012 to $2,334,000 as of March 31, 2013 ($1,151,000 or 33% decrease) due primarily to a receivable recorded of approximately $1,500,000 from the sale of the golf course owned by DarkHorse Golf Club, LLC on December 31, 2012. The final sale proceeds were wired to the LLC’s bank account on January 2, 2013.

Other Assets

Other assets increased from approximately $1,805,000 as of December 31, 2012 to approximately $2,203,000 as of March 31, 2013 ($397,000 or 22%), due primarily to capitalized offering costs incurred related to the Partnership’s conversion to a REIT as discussed in more detail under “Recent Activities” above.

Accrued Distributions Payable

Accrued distributions payable decreased from approximately $1,234,000 as of December 31, 2012 to $0 as of
March 31, 2013 because income distributions to partners for December 2012 were sent in early January 2013 (and thus accrued at December 31, 2012) and there was no income distribution made to partners in April 2013.

Due to General Partner

Due to General Partner increased from approximately $298,000 as of December 31, 2012 to approximately $453,000 as of March 31, 2013 ($155,000 or 52% increase) due primarily to higher accrued management and service fees owed to the General Partner as of March 31, 2013 as compared to December 31, 2012. These fees are paid pursuant to the Partnership Agreement (see “Results of Operations” above) and can fluctuate from month to month.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $4,013,000 as of December 31, 2012 to approximately $2,820,000 as of March 31, 2013 ($1,193,000 or 29.7% decrease), due primarily to delinquent property taxes accrued on the parcels owned by TSV as of December 31, 2012 that were paid during the quarter ended March 31, 2013.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Partnership. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2013, management believes that the allowance for loan losses of $24,161,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and the General Partner’s inability to control many of these factors, actual results may differ significantly from estimates made by the General Partner. As of March 31, 2013, thirteen loans totaling $47,288,000 were impaired and are no longer accruing interest. Eleven of these loans totaling $44,194,000 were past maturity as of March 31, 2013. In addition, two loans totaling $1,790,000 was also past maturity but current in monthly payments as of March 31, 2013 (combined total of $49,078,000 in loans that are past maturity and impaired). During the quarter ended March 31, 2013, the Partnership recorded a decrease in the allowance for loan losses of approximately $257,000 (decrease in specific loan loss allowance of $188,000 and decrease in general loan loss allowance of $69,000).  The General Partner believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral values of impaired and past maturity loans.

Liquidity and Capital Resources

The Partnership’s principal source of liquidity is its cash from operations and investments (including interest income, income from the sale of properties held for sale, income from loan pay-offs and income from the operation of certain properties held for investment).

During the quarter ended March 31, 2013, net cash flows used in operating activities approximated $262,000. Investing activities provided approximately $550,000 of net cash during the quarter, as approximately $2,492,000 was received from the payoff of loans, sale of real estate and transfer from restricted to unrestricted cash (as funds were disbursed out of escrow deposits to pay delinquent property taxes related to loans), and approximately $1,942,000 was used for improvements to real estate properties and the purchase of a loan at a discount.  Approximately $1,312,000 of net cash was used in financing activities, as $43,000 was used to make principal payments on a note payable and $1,265,000 was distributed to partners in the form of income distributions. The General Partner believes that the Partnership will have sufficient cash flow to sustain operations over the next year.

Below is management’s estimate of sources and uses of cash for the last nine months of 2013. The below chart includes only those items which management believes to be material. The below chart does not include ordinary course revenues and expenses as management expects that these items will be driven by the market and any estimates would not be meaningful.  As with all estimates, the below table is subject to many possible uncertainties resulting from such items, including, but not limited to, real estate market conditions, macro-economic conditions, tax policy and other items referenced in the “Forward-Looking Statements” above.

Sources of cash:
Net proceeds from sales of real estate properties	$4,413,000
Net proceeds from loan payoffs	9,000,000
Proceeds from new borrowings	3,000,000
Total sources of cash	$16,413,000

Uses of cash:
Purchase of senior indebtedness related to impaired loans	$(1,300,000)
Purchase of parcels contiguous to parcels securing impaired loans	(5,500,000)
ORM share repurchase program	(7,000,000)
Investments in mortgage loans (including impaired loans)	(8,500,000)
Capital expenditures on real estate properties	(3,500,000)
Organization and registration expenditures related to ORM	(431,000)
Total uses of cash	$(26,231,000)

In the past, the Partnership has received capital for new mortgage investments from sales of Units to investors, reinvestment of limited partner distributions, portfolio loan payoffs, sales of foreclosed properties and advances on the Partnership’s line of credit (which has been fully repaid and terminated).  If general market interest rates were to increase substantially, investors might turn to interest-yielding investments other than Partnership Units, which would reduce the liquidity of the Partnership and its ability to make additional mortgage investments to take advantage of the generally higher interest rates. In addition, an increase in delinquencies on Partnership loans (including an increase in loans past maturity) could further reduce liquidity and could reduce the cash available to invest in new loans and distribute to limited partners.  In contrast, a significant increase in the dollar amount of loan payoffs, sales of foreclosed properties and additional limited partner investments without the origination of new loans of the same amount would increase the liquidity of the Partnership. Such an increase in liquidity could result in a decrease in the yield paid to limited partners as the Partnership would typically invest the additional funds in lower yielding, short term investments.

The Partnership has experienced a significant increase in limited partner capital withdrawal requests since late 2008. As of March 31, 2013, the Partnership has received requests for withdrawal from limited partners holding approximately 109,648,000 Units, which represents approximately 39% of all outstanding limited partner Units and units represented by the general partner interest. All scheduled withdrawals from January 1, 2009 to March 31, 2013 were not made because the Partnership has not had sufficient available cash to make such withdrawal requests, needed to have funds in reserve for operations, to protect the Partnership’s interest in certain delinquent loans and to make needed improvements to real estate properties and, until its bank line of credit was repaid in December 2010, was restricted from making withdrawals under the terms of the line of credit. When funds become available for distribution from net proceeds, the General Partner is permitted to make a pro rata distribution to all partners of up to 10% of the aggregate capital accounts of all outstanding limited partners Units in any calendar year, which will prevent any limited partner withdrawals during the same year. However, there can be no assurance that 10% of the aggregate capital accounts of all outstanding limited partner Units will be distributed in any calendar year. No pro rata capital distributions were made during the quarter ended March 31, 2013 and the year ended December 31, 2012. During 2011, the Partnership made pro rata capital distributions to all partners totaling approximately $11,588,000, which was approximately 4% of the aggregate capital accounts of all outstanding limited partner Units.

Limited partner capital increased by approximately $1,385,000 during the quarter ended March 31, 2013 due to book basis net income earned by the Partnership during the quarter. There were no reinvested distributions from limited partners during the quarters ended March 31, 2013 and 2012. In April 2011, the General Partner suspended the Distribution Reinvestment Plan for all limited partners, in an effort to ensure the Partnership’s ability to continue to operate in compliance with the requirements of the Partnership Agreement.  The Partnership intends to amend its registration statement to withdraw the remaining registered Units as it no longer intends to sell Units under this registration statement or pursuant to the Distribution Reinvestment Plan. There were no limited partner withdrawals or capital distributions for the quarters ended March 31, 2013 and 2012. No pro rata capital distributions were made during the quarter ended March 31, 2013 or the year ended December 31, 2012. Pro rata capital distributions totaling $11,587,000 were made to all partners during the year ended December 31, 2011. Limited partner withdrawal and capital distribution percentages have been 0.00%, 5.66%, 0.00%, 2.01% and 10.14% for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. These percentages are the annual average of the Limited Partners’ capital withdrawals and pro rata capital distributions in each calendar quarter divided by the total limited partner capital as of the end of each quarter. Management does not intend to make any further pro rata capital distributions to limited partners prior to the REIT conversion. Following the REIT conversion, management intends to make distributions to stockholders of substantially all income and gain so as to comply with the 90% distribution requirement and limit corporate-level U.S. federal income taxation of Owens Realty Mortgage, Inc.

The Partnership has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,042,000 and $10,085,000 as of March 31, 2013 and December 31, 2012, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. The Partnership anticipates that this note will be paid off from the proceeds of the eventual sale of the property. Alternatively, the note may be refinanced.

Although the Partnership previously had commitments under construction and rehabilitation loans, no such commitments remained as of March 31, 2013.

The Partnership has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Partnership and its joint venture partner in 1850, Nanook, the Partnership has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Partnership had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $459,000 was paid by the Partnership from the previously established liability and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Partnership. As of March 31, 2013 and December 31, 2012, approximately $68,000 and $70,000, respectively, of this obligation remains accrued on the Partnership’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in the year ended December 31, 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  The Partnership and the General Partner have retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  Approximately $30,000 has been accrued and/or paid as an estimate of the environmental consultant’s costs to perform testing and analysis.

The Partnership has four delinquent loans with aggregate principal balances totaling approximately $24,203,000 that were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. In July 2012, the Partnership signed purchase agreements totaling $6,600,000 to acquire seven parcels in the Project that are contiguous to parcels securing the Partnership’s loans. These seven parcels had provided partial security for the Partnership’s existing loans which were junior to loans held by senior lenders that foreclosed on the property in 2010 and early 2011.  While these parcels were originally part of the security for the Partnership’s loans, management chose not to advance the funds to acquire the parcels at the foreclosure sales due to the bankruptcy of the borrower and the uncertainty surrounding the Project. As a result, there are multiple owners of the contiguous parcels.  For similar reasons, in July 2012, the Partnership also signed a letter of intent to acquire the senior note for $1,400,000 secured by two parcels on which OMIF holds second and third deeds of trust. In addition, the Partnership agreed to advance $200,000 to obtain a release of the deed of trust that is senior to the Partnership’s loan on a single parcel in the second phase of the Project, and advance $100,000 for the option to acquire a note for $700,000 which is senior to the Partnership’s loan.

The parcel purchases were closed in December 2012 through a new wholly-owned subsidiary of the Partnership, Tahoe Stateline Venture, LLC (“TSV”). The Partnership paid approximately $5,697,000 out of cash reserves for the parcel purchases, including approximately $2,316,000 held by the title company to pay delinquent property taxes on the parcels until property reassessments were completed ($1,691,000 in delinquent property taxes paid and $625,000 in excess funds remitted back to TSV in February 2013). The sellers of the parcels also provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest with interest only, semi-annual payments due in four years from the close of escrow. One of the note purchases in the amount of $1,400,000 closed in February 2013 through TSV and TSV foreclosed on this loan and obtained the parcels via the trustee’s sale in March 2013. In February 2013, the Partnership’s beneficial interest in the four delinquent loans discussed above was transferred to TSV. In May 2013 (subsequent to quarter end) TSV foreclosed on all of the remaining deeds of trust and gained ownership of the related parcels. Because the second note purchase discussed above was not completed prior to foreclosure, TSV became subject to the existing first deed of trust on one of the parcels in the amount of $1,000,000. TSV now owns a total of 19 parcels which includes all of the parcels necessary to complete the first phase of the Project. Management made the decision to purchase these parcels and notes in order to protect the Partnership’s existing investment in the loans by securing controlling ownership of the first phase of the Project, which will enable the Partnership to move ahead with the sale or the development of the Project.  As of March 31, 2013 and December 31, 2012, the Partnership had recorded a specific loan allowance on the delinquent loans discussed above of approximately $18,333,000 and $18,523,000, respectively.

The Partnership has entered into various contracts for the preliminary design, engineering and permit approval process for the land owned by Tahoe Stateline Venture, LLC (see above). The aggregate amount of these contracts as of the date of this filing is approximately $1,712,000. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

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

Item 4. CONTROLS AND PROCEDURES

The General Partner of the Partnership carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including the General Partner’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of March 31, 2013, which is the end of the period covered by this quarterly report on Form 10-Q,  the Partnership’s disclosure controls and procedures were effective.

There have been no changes in the Partnership’s internal control over financial reporting in the fiscal quarter ending March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
101
Financial statements from this quarterly report on Form 10-Q, formatted in XBRL: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Partners’ Capital for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to such Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2013	OWENS MORTGAGE INVESTMENT FUND, a California Limited Partnership

	By:	OWENS FINANCIAL GROUP, INC., GENERAL PARTNER

Dated: May 15, 2013	By:	/s/ William C. Owens
William C. Owens, President

Dated: May 15, 2013	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer

Dated: May 15, 2013	By:	/s/ Melina A. Platt
Melina A. Platt, Controller